Form 10-Q
period 1996-04-30
AMERICAN UNITED GLOBAL INC
filed 1996-06-17
CIK 859792

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended April 30, 1996
                         Commission File Number 0-19404


                          AMERICAN UNITED GLOBAL, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                           95-4359228
     -------------------------------         -----------------------------
     (State or other jurisdiction of         (I.R.S. Employer I.D. Number)
      incorporation or organization)


         25 Highland Blvd., Dix Hills, NY               11746
     ----------------------------------------          --------
     (Address of principal executive offices)          Zip Code


                    Registrant's telephone no.:  516-254-2134
                                                 ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirement for the past 90 days.


                         YES   X                NO
                             -----                 -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


             Title of Class                          Number of Shares
              Common Stock                              Outstanding
        (par value $.01 per share)                       5,695,749

                          AMERICAN UNITED GLOBAL, INC.

                                      INDEX



PART I.     FINANCIAL INFORMATION                                 Page Number

  Item 1.  Financial Statements

   Consolidated Balance Sheets
     April 30, 1996 (Unaudited) and July 31, 1995. . . . . . . . . .    1

   Consolidated Statements of Income
     Three months ended April 30, 1996
     and April 30, 1995 (Unaudited). . . . . . . . . . . . . . . . .    2

   Consolidated Statements of Income
     Nine months ended April 30, 1996
     and April 30, 1995 (Unaudited). . . . . . . . . . . . . . . . .    3

   Consolidated Statement of Shareholders'
     Equity (Unaudited). . . . . . . . . . . . . . . . . . . . . . .    4

   Consolidated Statements of Cash Flows
     Nine months ended April 30, 1996
     and April 30, 1995 (Unaudited). . . . . . . . . . . . . . . . .    5

   Notes to Consolidated Financial Statements. . . . . . . . . . . .   6-11

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . .   12-16


PART II.    OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .    N/A

  Item 2.  Changes In Securities . . . . . . . . . . . . . . . . . .    N/A

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . .    N/A

  Item 4.  Submission Of Matters To A Vote Of Security
           Holders . . . . . . . . . . . . . . . . . . . . . . . . .    N/A

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .    N/A

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .    17

                          AMERICAN UNITED GLOBAL, INC.
ITEM 1.                         AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                April 30,                 July 31,
                                                                                  1996                      1995
                                                                               [Unaudited]
                                                                               -----------               ----------
                                                               ASSETS
Current Assets:
  Cash and cash equivalents                                                   $ 15,965,000             $  4,144,000
  Marketable securities                                                          6,791,000                        -
  Trade accounts receivable (less allowance
  for doubtful accounts of $448,000 and
  $370,000 respectively)                                                         6,598,000                6,008,000
  Other receivables                                                                580,000                1,102,000
  Inventories                                                                   62,213,000               46,413,000
  Prepaid expenses                                                                 102,000                   22,000
                                                                              ------------             ------------
          TOTAL CURRENT ASSETS                                                  92,249,000               57,689,000
                                                                              ------------             ------------

  Note receivable (Note 5)                                                       3,112,000                        -
  Property and equipment, net                                                    6,936,000                7,062,000
  Intangibles and other assets                                                   2,323,000                2,526,000
  Assets held for sale                                                                   -                9,552,000
                                                                              ------------             ------------
          TOTAL ASSETS                                                        $104,620,000             $ 76,829,000
                                                                              ------------             ------------
                                                                              ------------             ------------

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Borrowings under floor financing lines                                      $ 50,002,000             $ 37,072,000
  Short-term borrowings                                                          3,913,000                6,023,000
  Accounts Payable                                                               2,656,000                2,171,000
  Accrued liabilities                                                            2,397,000                1,505,000
  Income taxes payable                                                           5,546,000                  896,000
                                                                              ------------             ------------
          TOTAL CURRENT LIABILITIES                                             64,514,000               47,667,000
                                                                              ------------             ------------

Capital lease obligations                                                        1,658,000                        -
Other non-current liabilities                                                            -                  352,000
Minority Interest                                                                9,149,000                8,556,000
                                                                              ------------             ------------
          TOTAL LIABILITIES                                                     75,321,000               56,575,000
                                                                              ------------             ------------

Commitments and contingencies (Note 4)

SHAREHOLDERS' EQUITY:
Preferred stock:
  Class A - 12.5% cumulative, $1.00 per share
   liquidation value, $.01 par value, 1,200,000
   shares authorized; none issued and outstanding                                        -                        -
  Class B - $.01 par value; 1,500,000 shares
   authorized; none issued and outstanding                                               -                        -
Common stock-$.01 par value; 20,000,000 shares
  authorized; 5,695,749 and 5,654,479
  issued and outstanding, respectively                                              57,000                   57,000
Additional contributed capital                                                  15,995,000               15,889,000
Note receivable from shareholder                                              (    155,000)            (    184,000)
Retained earnings                                                               13,402,000                4,492,000
                                                                              ------------             ------------
          TOTAL SHAREHOLDERS' EQUITY                                            29,299,000               20,254,000
                                                                              ------------             ------------
          TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                            $104,620,000             $ 76,829,000
                                                                              ------------             ------------
                                                                              ------------             ------------


          See accompanying notes to consolidated financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                                Three Months Ended
                                                                                                     April 30,
                                                                                             1996                1995
                                                                                          ----------          ----------
Net Sales                                                                               $ 26,136,000        $ 20,772,000
Cost of goods sold                                                                        22,854,000          18,235,000
                                                                                        ------------        ------------

     GROSS PROFIT                                                                          3,282,000           2,537,000

Selling, general and administrative expenses                                               2,205,000           1,596,000
                                                                                        ------------        ------------

     OPERATING INCOME                                                                      1,077,000             941,000

OTHER (INCOME) EXPENSE
  Bridge loan deferred financing costs                                                          -                118,000
  Other income                                                                           (   114,000)        (    25,000)
  Interest income                                                                        (   351,000)               -
  Interest expense                                                                           453,000             346,000
                                                                                        ------------        ------------
Income from continuing operations before income
  taxes and minority interest                                                              1,089,000             502,000

Provision for income taxes                                                                   419,000             166,000
Minority interest in earnings of consolidated subsidiary                                     227,000                -
                                                                                        ------------        ------------

Income from continuing operations                                                            443,000             336,000

Discontinued Operations - Income from operations
 of subsidiaries sold (less applicable income
 taxes of $-0- and $322,000 respectively)                                                       -                396,000
                                                                                        ------------        ------------

Net income                                                                              $    443,000        $    732,000
                                                                                        ------------        ------------
                                                                                        ------------        ------------

Earnings per common and common equivalent share:
  Continuing operations                                                                 $        .08        $        .06
  Discontinued operations                                                                       -                    .07
                                                                                        ------------        ------------
  Net income                                                                            $        .08        $        .13
                                                                                        ------------        ------------
                                                                                        ------------        ------------

Weighted average number of shares                                                          5,696,000           5,654,000
                                                                                        ------------        ------------
                                                                                        ------------        ------------


          See accompanying notes to consolidated financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                         Nine Months Ended
                                                                                              April 30,
                                                                                   1996                     1995
                                                                                ----------               ----------
Net Sales                                                                     $ 75,061,000             $ 59,897,000
Cost of goods sold                                                              66,347,000               52,840,000
                                                                              ------------             ------------
     GROSS PROFIT                                                                8,714,000                7,057,000

Selling, general and administrative expenses                                     5,727,000                4,342,000
                                                                              ------------             ------------
     OPERATING INCOME                                                            2,987,000                2,715,000

OTHER (INCOME) EXPENSE
  Bridge loan deferred financing costs                                                -                     118,000
  Interest income                                                             (    351,000)                    -
  Other income                                                                (    289,000)            (     43,000)
 Interest expense                                                                1,194,000                  879,000
                                                                              ------------             ------------
Income from continuing operations before income
  taxes and minority interest                                                    2,433,000                1,761,000

Provision for income taxes                                                         922,000                  669,000
Minority interest in earnings of consolidated subsidiary                           593,000                     -
                                                                              ------------             ------------

Income from continuing operations                                                  918,000                1,092,000

Discontinued Operations - Gain on Sale of wholly owned
 subsidiaries (less applicable income taxes of
 $5,158,000) (Note 5)                                                            7,738,000                     -

Discontinued Operations - Income from operations of
 subsidiaries sold (less applicable income taxes
 of $169,000 and $413,000 respectively)                                            254,000                  530,000
                                                                              ------------             ------------

Net income                                                                    $  8,910,000             $  1,622,000
                                                                              ------------             ------------
                                                                              ------------             ------------

Earnings per common and common equivalent share:
  Continuing operations                                                       $        .16             $        .19
  Discontinued operations                                                              .05                      .10
  Gain on sale of wholly owned subsidiaries                                           1.36                     -
                                                                              ------------             ------------
  Net income                                                                  $       1.57             $        .29
                                                                              ------------             ------------
                                                                              ------------             ------------

Weighted average number of shares                                                5,691,000                5,654,000
                                                                              ------------             ------------
                                                                              ------------             ------------


          See accompanying notes to consolidated financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                         Note
                                         Common Stock               Additional        Receivable         Total             Total
                                           Number of               Contributed           from          Retained        Shareholders'
                                     Shares          Amount          Capital          Shareholder      Earnings            Equity
                                     ------          ------        -----------       ------------      --------         ------------
Balance at July 31, 1995            5,655,000        $57,000       $15,889,000        ($184,000)      $4,492,000       $20,254,000

Net income                               -              -                 -                -           8,910,000          8,910,00

Issuance of common shares
  as compensation                      12,000           -               15,000             -                -               15,000

Satisfaction of note receivable
  from shareholder                       -              -                 -              29,000             -               29,000

Warrants exercised                     28,000           -               90,000             -                -               90,000

Options exercised                       1,000           -                1,000             -                -                1,000
                                    ---------        -------       -----------         --------       ----------       -----------

Balance at April 30, 1996           5,696,000        $57,000       $15,995,000        ($155,000)     $13,402,000       $29,299,000
                                    ---------        -------       -----------         --------       ----------       -----------
                                    ---------        -------       -----------         --------       ----------       -----------


          See accompanying notes to consolidated financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)


                                                                                     Nine Months Ended
                                                                                         April 30,
                                                                              1996                     1995
                                                                           ----------               -----------
Cash Flows From Operating Activities:
  Net income                                                             $  8,910,000             $  1,622,000
  Adjustment to reconcile net income
     to net cash provided by operating
     activities:
     Discontinued operations                                             (  7,992,000)                    -
     Depreciation and amortization                                            640,000                1,273,000
     Loss on sale of fixed assets                                        (      1,000)                 120,000
     Stock in lieu of compensation                                             15,000                   32,000
     Income applicable to minority interest                                   593,000                        -
     Change in assets and liabilities, net of
     effects of acquisition & dispositions:
     Accounts receivable                                                      810,000             (  1,914,000)
     Other receivables                                                   (    580,000)                    -
     Inventories                                                         ( 10,450,000)               3,508,000
     Inventory floor plan financing                                         8,050,000             (  2,388,000)
     Prepaid expenses and other assets                                   (     79,000)                 928,000
     Accounts payable                                                    (    150,000)                 301,000
     Other accrued liabilities                                                962,000                1,061,000
     Income taxes payable                                                (     38,000)            (      3,000)
     Other assets                                                        (    106,000)                    -
                                                                         ------------             ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                             584,000                4,540,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                    (    538,000)            (  2,345,000)
  Purchase of distribution outlets                                       (    603,000)            (    640,000)
  Proceeds from sale of fixed assets                                        2,078,000                    8,000
  Proceeds from sale of wholly owned subsidiaries                          19,493,000                     -
  Purchase of marketable securities                                      (  6,791,000)                    -
                                                                         ------------             ------------
         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                  13,639,000             (  2,977,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease                                    (     53,000)            (     39,000)
  Short term borrowings                                                  (  2,783,000)            (  1,804,000)
  Note receivable from shareholder                                               -                      50,000
  Exercise of stock warrants and options                                       90,000                     -
  Bridge loan                                                                    -                     250,000
                                                                         ------------             ------------
         NET CASH (USED) BY FINANCING ACTIVITIES                         (  2,746,000)            (  1,543,000)
                                                                         ------------             ------------

Net increase in cash and cash equivalents                                  11,477,000                   20,000

Cash and cash equivalents at beginning of period                            4,488,000                  831,000
                                                                         ------------             ------------

Cash and cash equivalents at end of period                               $ 15,965,000             $    851,000
                                                                         ------------             ------------
                                                                         ------------             ------------


          See accompanying notes to consolidated financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the annual report filed with the Commission for the preceding fiscal year. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's 1995 Annual Report.

Certain reclassifications have been made in the accompanying fiscal 1995 consolidated financial statements to conform with financial statement presentation for fiscal 1996. Such reclassifications had no effect on the Company's results of operations or retained earnings.


NOTE 2 - STATEMENT OF CASH FLOWS

Supplemental disclosure of cash paid during the periods:

                                                  Nine Months Ended
                                                      April 30,
                                                1996            1995
                                              --------        -------

 Interest                                    $1,440,000     $1,079,000

 Income taxes                                $1,561,000     $  950,000


Supplemental disclosure of non-cash investing and financing activities:

     1. A capital lease obligation of $926,000 was incurred in December 1995 when Western consummated a sale leaseback transaction of the Auburn facility. In February 1996, a capital lease obligation of $740,000 was incurred related to the lease of the Sacramento facility. In February 1996 the Company acquired the assets and operations of two stores in California for approximately $630,000 in cash (including $27,000 of indirect expenses), $3,090,000 in installment notes payable and the assumption of $3,965,000 in inventory floor plan debt.

     2.  A note receivable of $3,037,000 arose due to the Hutchinson
         Transaction.

NOTE 3 - INVENTORIES

Inventories consist of the following:        April 30,      July 31,
                                               1996           1995
                                             --------       --------
 Raw materials                             $     -         $ 1,179,000
 Work-in-process                                 -           2,736,000
 Finished goods                                  -           3,379,000
                                           ------------    -----------
                                                 -           7,294,000
LESS: Allowance for obsolete and
      excess inventory                     (     -     )  (    888,000)
                                           ------------    -----------
                                                 -           6,406,000
 Equipment:  New equipment                   51,088,000     36,461,000
             Used equipment                   5,196,000      4,662,000
 Parts                                        5,929,000      5,290,000
                                           ------------    -----------

                                            $62,213,000    $52,819,000
                                           ------------    -----------
                                           ------------    -----------

Balance sheet presentation of inventory
Inventories                                 $62,213,000    $46,413,000
Included in assets held for sale                   -         6,406,000
                                           ------------    -----------

                                            $62,213,000    $52,819,000
                                           ------------    -----------
                                           ------------    -----------

NOTE 4 - CONTINGENCIES

Except for ordinary, routine proceedings incidental to its business, there are no pending legal proceedings to which the Company or any of its property is subject. In the opinion of management, the outcome of these legal proceedings will not have a material adverse effect on the financial condition or results of operations and cash flows of the Company and its subsidiaries.

Prior to April 30, 1996 the Company agreed to purchase and accept delivery of certain computer software and related products. It has agreed to the purchase for $5,000,000 subject to completion of satisfactory testing. The Company has the right to reject the software and to limit its liability to actual costs and expenses incurred in ongoing development of the software. In the event of rejection by the Company, the maximum liability that would be incurred under the agreement would not exceed $1,000,000.

NOTE 5 - DISPOSITION OF ASSETS

Pursuant to the terms of an Asset Purchase Agreement, dated as of November 22, 1995 (the "Sale Agreement"), by and among Hutchinson Corporation, a Delaware Corporation ("Hutchinson"), as Buyer, and the Company and each of its AUG-California, Inc., American United Products, Inc. ("National O-Ring") and American United Seal, Inc. ("Stillman Seal") subsidiaries, on January 19, 1996 all of the assets of the National O-Ring and Stillman Seal businesses (the "Manufacturing Business") were sold to, and substantially all of the liabilities associated with operation of the Manufacturing Business were assumed by, subsidiaries of Hutchinson newly-formed for the purpose of acquiring the Manufacturing Business (the "Hutchinson Transaction"). Hutchinson produces a variety of rubber related products for three market sectors: automotive, consumer and industrial use.

The Purchase Price for the Manufacturing Business was $24,500,000, $20,825,000 of which was paid in cash and the aggregate $3,675,000 balance was paid by delivery of two 24-month non-interest bearing promissory notes (the "Notes") made by the Hutchinson subsidiaries that purchased the Manufacturing Business. The Notes, which have been discounted for financial statement presentation by $638,000, are guaranteed by Total America, Inc., the parent corporation whose securities are listed on the New York Stock Exchange.

At the closing of the Hutchinson Transaction, (the "Closing"), the Company, Hutchinson (as guarantor) and Robert Rubin, who is the Chairman and a director of the Company, entered into a five-year Non-Competition Agreement in favor of Hutchinson and its affiliates, pursuant to which Mr. Rubin and the Company agreed not to compete with the businesses acquired in the Hutchinson Transaction. Under the terms of the Non-Competition Agreement, Mr. Rubin will receive payments aggregating $200,000 over a seven year period. In addition, at the Closing Hutchinson engaged Mr. Rubin as a consultant to provide advisory services relating to the acquired Manufacturing Business over a seven year period, for which services Mr. Rubin will receive payments aggregating $1,000,000.

On January 19, 1996, as a result of the Hutchinson Transaction, Mr. John Shahid, the former President, Chief Executive Officer and director of the Company and the Company entered into a Termination Agreement whereby Mr. Shahid resigned as an officer and director of the Company and each of its subsidiaries in consideration for the payment of an aggregate of $815,833.33, representing salary payments under his Employment Agreement through December 31, 1998, as well as a bonus payment for fiscal year 1996 in the amount of $90,000. The Termination Agreement also provides that the Company shall retain Mr. Shahid as a consultant for a period of three (3) years, commencing April 1, 1996, for which consulting services he will be paid quarterly an aggregate of $200,000.

Details of this transaction are as follows:

          Sale price                        $23,862,000

          Basis of assets sold                9,634,000

          Expenses of sale                    1,332,000
                                            -----------
          Gain on sale before
            income taxes                     12,896,000

          Income tax provision                5,158,000
                                            -----------
          Gain on sale of wholly
            owned subsidiaries              $ 7,738,000
                                            -----------
                                            -----------

The continuing operation of the Company now consists of the Company's 56.6% interest in Western Power and Equipment Corp., a publicly traded Delaware Corporation engaged in the construction equipment distribution business, principally as a Case Corporation dealer ("WPE").

NOTE 6 - FISCAL 1996 AND SUBSEQUENT EVENTS

On February 9, 1996, the Company loaned an aggregate of $450,000 to Diplomat Corporation ("Diplomat") in connection with Diplomat's acquisition of BioBottoms, Inc. Diplomat is a public company of which Robert Rubin serves as a director. Before the BioBottoms transaction, Mr. Rubin held approximately 22% of Diplomat's outstanding capital stock. Such loan (i) bears interest at the prime rate of CoreStates Bank, N.A. plus 2% and is payable monthly, (ii) is subordinated to a $2,000,000 revolving credit loan agreement between Diplomat and Congress Financial Corporation, (iii) is payable in full on or before May 4, 1996 and (iv) is secured by a second priority lien in all of the assets of Diplomat and its wholly-owned subsidiary, BioBottoms, Inc. The $450,000 loan to Diplomat was repaid in May 1996.

In connection with the above transaction, Mr. Rubin personally made a secured loan to Diplomat in the aggregate principal amount of $2,353,100 which matures in February 1999, and committed to make available a stand-by loan of up to $300,000 aggregate principal. In consideration for making his loan to Diplomat and committing to make this stand-by commitment, Mr. Rubin received that number of shares of Diplomat Convertible Preferred Stock which are convertible into 1,000,000 shares of Diplomat Common Stock. His holdings of Diplomat Preferred Stock make Mr. Rubin the beneficial owner of approximately 46% of Diplomat Common Stock.

On March 8, 1996, the Company purchased 25,000 Series A Convertible Preferred Shares of Chatfield Dean, Inc. for $250,000. Chatfield Dean, Inc. is a broker dealer and a NASD member firm. If converted, the Company would hold 1.4% of Chatfield Dean, Inc.'s total outstanding Common Stock.

Pursuant to an Agreement, dated May 30, 1996 (the "ERD Agreement") between the Company and ERD Waste Corp. ("ERD"), the Company agreed to provide certain financial accommodations to ERD by making available a $4.4 million standby letter of credit expiring May 31, 1997 issued by Citibank, N.A. in favor of Chemical Bank (the "Letter of Credit") on behalf of ERD. Chemical Bank is the principal lender to ERD and its subsidiaries, and upon issuance of the Letter of Credit Chemical Bank made available $4.4 million of additional funding to ERD under ERD's existing lending facility. The funding was used to refinance certain outstanding indebtedness of Environmental Services of America, Inc. ("ENSA"), a wholly owned subsidiary of ERD. Robert M. Rubin, the Chairman, Chief Executive Officer, Chief Financial Officer, a director and a principal stockholder of the Company is also the Chairman, Chief Executive Officer, a director and a principal stockholder of ERD. Under the terms of a separate Indemnity Agreement, Mr. Rubin has agreed to indemnify the Company for any losses or liabilities that it may incur in connection with its having provided the Letter of Credit financial accommodation on behalf of ERD.

In consideration for making the Letter of Credit available, in addition to repayment by ERD of all amounts drawn under the Letter of Credit and the grant of a security interest in all machinery and equipment of ENSA to secure such repayment, ERD agreed (i) to pay to the Company all of the Company's fees, costs and expenses payable to Citibank and others in connection with making the Letter of Credit available, as well as the amount of all interest repayment by ERD and

(ii) to issue to the Company an aggregate of 100,000 shares of ERD common stock (the "ERD Shares"). Shares of ERD Common Stock trade on The NASDAQ National Market and, at the time of closing of the transaction, the 100,000 ERD Shares had a market value of $925,000.

Under the terms of the ERD Agreement, the parties agrees to engage Unterberg Tobin & Co., or another mutually acceptable investment banking firm to advise the Board of Directors of each of the Company and ERD in writing, as soon as practicable, as to: (i) whether or not the contemplated issuance of the ERD Shares represents BOTH (A) fair and adequate consideration to the Company considering the financial risks being taken by the Company and (B) a reasonable payment of consideration by ERD for the financial accommodations provided; (ii) whether a different number of common shares of ERD (whether more or less than 100,000 shares) would be more appropriate under the circumstances to meet both of the tests described above; or (iii) whether a form of consideration, other than the ERD common shares would be more appropriate under the circumstances to meet both of the tests described above. The ERD Agreement further provides that the opinion and recommendation of the investment banking firm as to the appropriate number of ERD Shares or other form of compensation in lieu of ERD Shares shall be final and binding on all parties to the ERD Agreement.

Although there is no assurance that the transaction will be consummated, or if consummated that the terms of the transaction will be as currently anticipated, the Company has executed a non-binding letter of intent to acquire all of the outstanding capital stock of ConnectSoft, Inc. ("ConnectSoft") for a minimum of 1,000,000 and a maximum of 3,000,000 shares of Company Common Stock.
ConnectSoft is a private company that provides communications software applications and services for persons seeking access to and utilization of resources and information available on the Internet. The Company has already commenced financing the operations of ConnectSoft by providing a $1,100,000 Line of Credit. Outstanding balances under the Line of Credit are convertible into a majority of the outstanding shares of capital stock of ConnectSoft in the event of default. Upon completion of its acquisition of ConnectSoft, the Company has agreed to increase the maximum availability under the Line of Credit to $5,000,000. Consummation of the acquisition is subject to certain conditions, including the Company's satisfactory due diligence investigations of ConnectSoft and its technology, as well as approval of the acquisition by ConnectSoft stockholders. Although the Company intends to acquire, or invest in, businesses other than ConnectSoft in the future with the proceeds of the Hutchinson Transaction, at this time the Company has no other specific business or businesses which it intends, or is obligated, to purchase.

On October 10, 1995, using proceeds from the WPE's initial public offering, Western retired the $2,175,000 real estate note given to Case for the purchase of the Sparks, Nevada real estate in September 1994. Western is in the process of consummating a transaction with an institutional lender to provide Western with a conventional mortgage on the property in the amount of $1,330,000 to be secured by the Sparks, Nevada real estate. The agreement calls for the principal and interest payments over a seven year term using a fifteen year amortization period. The note cannot be prepaid during the first two years of its term.

On October 19, 1995, Western entered into a purchase and sale agreement with an unrelated party for the Auburn, Washington facility subject to the execution of a lease. Under the term of this agreement, which closed on December 1, 1995, Western sold the property and is leasing it back from the purchaser for 20 years at an initial annual rental of $204,000. Under the lease, such annual rental increases to $228,000 after five years and is subject to fair market adjustments at the end of ten years. The lease is a net lease with payment of insurance, property taxes and maintenance costs paid by Western. In accordance with Statement of Financial Accounting Standards No. 13 (SFAS 13), the building portion of the lease is being accounted for as a capital lease while the land portion of the lease qualifies for treatment as an operating lease. The sale leaseback of the Auburn facility did not result in any material gain or loss to Western.

Effective February 17, 1996, Western acquired substantially all of the operating assets used by Case Corporation ("Case") in connection with its business of servicing and distributing Case construction equipment at a facility located in Sacramento, California (the "Sacramento Operation"). The acquisition was consummated for approximately $630,000 in cash, $3,090,000 in installment notes payable to Case and the assumption of $3,965,000 in inventory floor plan debt with Case and its affiliates. The acquisition is being accounted for as a purchase.

The real property and improvements used in connection with the Sacramento Operation, and upon which the Sacramento Operation is located, were sold by Case for $1,500,000 to the McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and a director of the Company and Western, and Robert M. Rubin, the Chairman and a director of the Company and Western. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to Western under the terms of a 20 year Commercial Lease Agreement dated as of March 1, 1996 with Western paying an initial annual rental of $168,000. Under the lease, such annual rental increases to $192,000 after five years and is subject to fair market adjustments at the end of ten years. In addition to base rent, Western is responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease while the land portion of the lease qualifies for treatment as an operating lease.

On June 11, 1996, Western acquired the operating assets of GCS, Inc. ("GCS"), a California-based, closely held distributor of heavy equipment primarily marketed to municipal and state government agencies responsible for street and highway maintenance. Western will operate the GCS business from an existing location in Fullerton, California and from Western's existing facility in Sacramento, California. The Purchase price for the GCS assets was $1,655,000. This transaction is being accounted for as a purchase.

NOTE 7 - SUBSIDIARY PREFERRED STOCK

The Company's subsidiary has been authorized to issue 10,000,000 shares of "blank check" preferred stock, with respect to which all the conditions and privileges thereof can be determined solely by action of such subsidiary's Board of Directors without further action of its stockholders. As at April 30, 1996 none were issued and outstanding.

NOTE 8 - ADVERTISING EXPENSE

The Company and its subsidiary expense all advertising costs as incurred.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES


GENERAL

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

On January 19, 1996 the Company sold all the assets of its manufacturing operations (See Note 5 of the Notes to Consolidated Financial Statements for detailed information.) leaving the Company with ownership of 56.6% of the stock of Western Power and Equipment Corp. ("WPE"), a public Delaware company that sells and services construction equipment and related parts principally manufactured by Case Corporation ("Case"). The operations of the Company now consist of the Company's 56.6% interest in WPE.

On June 14, 1995, WPE completed an initial public offering of 1,495,000 shares of common stock. After the offering the Company's interest in Western, through its ownership interest in WPE, was reduced to 56.6%.

Effective November 1, 1992, the Company through its formerly wholly-owned subsidiary Western Power and Equipment Corp., an Oregon corporation ("Western"), completed the acquisition from Case of seven stores located in Washington and Oregon which sell and service equipment used in the construction industry. Western's strategic plan was, and continues to be, that of expanding the operations and improving profitability at each of its existing retail outlets. Subsequent to 1992 Western opened three additional outlets in Washington and Oregon. Effective September 10, 1994, Western also purchased from Case Corporation two additional retail construction equipment distribution outlets located in Sparks, Nevada and Fremont, California. On December 11, 1994, Western relocated its Fremont outlet to neighboring Hayward, California. As part of its agreement with Case, Western was required to open two additional distribution outlets in northern California. In March and August 1995 Western opened retail stores in Santa Rosa and Salinas, California, respectively. In February 1996, the Company announced the opening of a distribution outlet in Elko, Nevada. Also in February 1996, Western completed the acquisition of the Sacramento, California outlet from Case as further described in Note 6 to the Consolidated Financial Statements. The opening of a Stockton, California outlet was completed in March 1996, bringing the total number of distribution outlets owned and operated by Western to 17.

In 1995, the Company incorporated WPE as a wholly-owned holding company to own 100% of the outstanding shares of Western.

RESULTS OF OPERATIONS

THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 1996 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 1995.

Revenues for the three month period ended April 30, 1996 increased $5,364,000 or 26% over the three month period ended April 30, 1995. The increase in revenues was primarily attributable to increased sales of new units ($3,426,000), rental revenues ($760,000) and parts sales ($748,000). Revenues from sales of used units and service work also increased ($324,000 and $106,000 respectively) during the quarter. New stores acquired since last year contributed $3,631,000 or 60% of the increased sales while same store sales improved 8.3% over the prior year.

The strong gains in sales and rentals of new units are indications of the continued strength of the economies in the geographic areas in which the Company operates. The Company has invested significant resources in expanding its fleet of rental equipment. Management believes that there exists a trend toward increased rental of equipment. With more equipment to rent, the Company experienced a 76% increase in rental revenues in the current year third quarter versus the same period last year. The used equipment market continues to be strong in most of our geographic areas as reflected in the improved sales of used units.

Revenues for the nine month period ended April 30, 1996 increased by $15,164,000 or 25% over the revenues for the nine month period ended April 30, 1995. Such increase reflects strong demand for new equipment and rentals as noted above, and gives effect to the full impact on revenues of the California and Nevada locations which were purchased or opened in the first and second quarters of fiscal 1995.

The Company's gross profit margin of 12.6% for the three month period ended April 30, 1996 was an improvement over the comparable prior year margin of 12.2%. As noted above, the majority of the increase in the Company's sales came from the sale of new equipment which, under Case's new Focus 2000 program, provided the Company with pricing discounts recognized in the third quarter thus increasing the gross profit margin.

For the nine month period ended April 30, 1996, the Company's gross profit margin was 11.6%, which is down slightly from the gross profit margin of 11.8% for the same period during the prior year. The improvement in margin realized in the third quarter discussed above was not enough to erase the decreased margin experienced in the first six months of the current fiscal year as compared to the prior year.

Selling, general and administrative ("SG&A") expenses were $2,205,000 (8.4% of sales) and $5,727,000 (7.6% of sales) for the three and nine month periods ended April 30, 1996, respectively, compared to $1,596,000 (7.7% of sales) and $4,342,000 (7.2% of sales) for the comparative prior year periods. The significant growth in operations during the past 12 months has had an upward impact on SG&A expenses, such that the Company has not yet fully realized the potential benefits of its streamlined organizational structure. While many of the administrative and moving costs incurred in connection with the acquisition and opening of these outlets are one-time charges which will not be incurred in future period, management is also taking steps intended to decrease SG&A expenses as a percentage of sales over time.

Interest expense of $453,000 and $1,194,000 for the three and nine month periods ended April 30, 1996, respectively, was up $107,000 and $315,000 from the prior year comparative periods. Interest expense is tied directly to interest rates and the Company's equipment inventory levels which have increased as the Company has acquired and opened additional distribution outlets. In addition, the Company has made a substantial investment in expanding its rental fleet of equipment. At April 30, 1996, a total of $13,327,000 in equipment was dedicated to rental compared to only $3,359,000 at April 30, 1995. Since the related note balance becomes interest bearing when a unit is placed in the dedicated rental fleet, the increase in rental equipment has had and will continue to have a significant upward impact on interest expense (which should be offset by increased rental revenues and margin). In addition, as part of Case's Focus 2000 program, a dealer can elect to forego Case's interest free flooring period and pay cash for new Case equipment. In return for the cash payment, Case grants the dealer a 4% discount on the cost of such equipment. The Company has elected to take this discount on selected purchases of new Case equipment and, if necessary, has financed such purchases on the Company's third party flooring lines which has also contributed to the increase in interest expense. This increase should be more than offset by the 4% cash discount which is recognized in income at the time such units are sold.

The effective income tax rate has remained consistent at approximately 38% for all periods presented. The Company anticipates the effective tax rate will remain at basically statutory rates for the foreseeable future.


LIQUIDITY AND CAPITAL RESOURCES

As a result of the Hutchinson Transaction the Company significantly increased
its liquidity and capital resources.   The Company intends to acquire additional
businesses in the future with the proceeds of the Hutchinson Transaction.  See
Note 6 to the accompanying consolidated financial statements for more information.

The Company has been granted a $10,000,000 secured demand line of credit from its commercial bank. This line is uncommitted and secured by the Company's portfolio of cash and marketable securities held by the bank. On April 30, 1996 approximately $1,300,000 was outstanding under such line of credit, the principal of which bears interest at the banks base rate plus 1% or 90 day LIBOR plus 1%. The applicable rate is elected upon issuance of the loan.

Western's primary source of internal liquidity has been its profitable operations since its inception in November 1992. As more fully described below, Western's primary sources of external liquidity were contributions to Western by the Company, and equipment inventory floor plan financing arrangements provided to Western by Case Credit Corporation, Seattle-First National Bank ("SeaFirst Bank"), Associates Commercial Corporation ("Associates") and Orix Commercial Credit ("Orix"). In addition, in fiscal 1995, WPE, the immediate parent of Western, completed an initial public offering of 1,495,000 shares of common stock at $6.50 per share, generating net proceeds of $7,801,000. The net proceeds of the offering have been utilized to repay amounts due to the Company and to Case, the acquisition and opening of additional outlets, as well as to reduce floor plan debt.

Under its inventory floor plan finance arrangements Case provides Western with interest free credit terms on new equipment purchases for four to six months, with the exception of the Model 1818 skid steer loader for which the interest free credit terms are three months and the Model 90B Series special application excavator for which the interest free credit terms are eight months, after which interest commences to accrue monthly at the rate per annum equal to 2% over the prime rate of interest. At April 30, 1996, Western was indebted to Case in the aggregate amount of approximately $42,106,000 under such inventory floor plan finance arrangements.

In order to take advantage of a 4% cash discount offered by Case under its new Focus 2000 program, to provide financing beyond the term of applicable Case floor plan financing or as alternatives to Case floor plan financing arrangements for inventory purchased other than from Case, Western has entered into separate secured floor planning lines of credit with SeaFirst, Associates, Orix, and the CIT Group.

The Associates line of credit was entered into in August 1993, and allows Western to borrow up to $2,250,000 to finance the purchase of new equipment, to finance up to $2,000,000 of installment sales of equipment to customers approved by Associates (without recourse to Western), and to finance up to $1,000,000 of installments sales of equipment to other customers (with recourse to Western in the event of default). There are no material obligations outstanding under the recourse line of credit. On April 30, 1996, approximately $142,000 was outstanding under these lines, the principal of which bears interest at 2% over the prime rate announced by the U.S. National Bank of Oregon.

The SeaFirst line of credit was entered into in June 1994 and provides a $7,500,000 line of credit which can be used to finance new and used equipment or equipment to be held for rental purposes. On April 30, 1996, approximately $6,719,000 was outstanding under such line of credit, the principal of which bears interest at .25% over Seattle-First National Bank's prime rate and is subject to annual review and renewal on June 1, 1997.

Western also buys a portion of its equipment from Hamm Compactors ("Hamm") under a floor plan financing agreement with Orix. The Orix floor plan agreement calls for repayment of principal and interest over periods ranging from thirty to forty-eight months, with a balloon payment for the remaining outstanding balance. At April 30, 1996, the aggregate indebtedness owed to Orix was $1,035,000. The Orix notes bear interest at the highest prevailing prime rates of certain major United States banks, plus 2% per annum.

Amounts owing under these floor plan financing agreements are secured by inventory purchases financed by these lenders, as well as all proceeds from their sale or rental, including accounts receivable thereto.

On October 19, 1995, Western entered into a purchase and sale agreement with an unrelated party for the Auburn, Washington facility subject to the execution of a lease. Under the terms of this agreement, which closed on December 1, 1995, Western sold the property and is leasing it back from the purchaser. In accordance with Statement of Financial Accounting Standards No. 13 (SFAS 13), the building portion of the lease is being accounted for as a capital lease while the land portion of the lease qualifies for treatment as an operating lease. See Note 6 to the accompanying consolidated financial statements for more information.

Effective February 17, 1996, Western acquired substantially all of the operating assets used by Case Corporation ("Case") in connection with its business of servicing and distributing Case construction equipment at a facility located in Sacramento, California (the "Sacramento Operation"). The acquisition was consummated for approximately $630,000 in cash, $3,090,000 in installment notes payable to Case and the assumption of $3,965,000 in inventory floor plan debt with Case and its affiliates. The acquisition is being accounted for as a purchase.

The real property and improvements used in connection with the Sacramento Operation, and upon which the Sacramento Operation is located, were sold by Case for $1,500,000 to the McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and a director of the Company and Western, and Robert M. Rubin, the Chairman and a director of the Company and Western. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to Western under the terms of a 20 year Commercial Lease Agreement dated as of March 1, 1996. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease while the land portion of the lease qualifies for treatment as an operating lease. See Note 6 to the accompanying consolidated financial statements for more information.

On October 10, 1995, using proceeds from WPE's initial public offering, Western retired the $2,175,000 real estate note given to Case for the purchase of the Sparks, Nevada real estate in September 1994. In March 1996 Western consummated an agreement with an institutional lender for a conventional mortgage on the property in the amount of $1,330,000 secured by the Sparks, Nevada real estate. The agreement calls for the principal and interest payments over a seven year term using a fifteen year amortization period. The note cannot be prepaid during the first two years of its term.

In May 1996 approximately 530,000 options were exercised with $1,690,574 of net proceeds received by the Company. The Company has used these funds to reduce its short term bank borrowings. The dilutive effect of the exercise of these options on earnings per share has already been reflected in the weighted average earnings per share stated in this report.

During the nine months ended April 30, 1996, cash and cash equivalents increased by $11,477,000 primarily due to the Hutchinson Transaction. The Company had positive cash flow from operations during the period reflecting a decrease in accounts receivable, an increase in accounts payable, and this, along with net income for the quarter, was sufficient to more than offset the decline resulting from the increased cash investment in inventories. The proceeds from the Auburn facility sale leaseback transaction were sufficient to retire the related note payable to Case. Purchases of fixed assets during the period were related mainly to the opening of new distribution outlets. The Company's cash and cash equivalents of $15,965,000 as of April 30, 1996 and available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months. In addition, the Company is currently in negotiations with several financing institutions to expand the credit available to the Company.

In consideration for making the Letter of Credit available, in addition to repayment by ERD of all amounts drawn under the Letter of Credit and the grant of a security interest in all machinery and equipment of ENSA to secure such repayment, ERD agreed (i) to pay to the Company all of the Company's fees, costs and expenses payable to Citibank and others in connection with making the Letter of Credit available, as well as the amount of all interest repayment by ERD and
(ii) to issue to the Company an aggregate of 100,000 shares of ERD common stock (the "ERD Shares"). Shares of ERD Common Stock trade on The NASDAQ National Market and, at the time of closing of the transaction, the 100,000 ERD Shares had a market value of $925,000.

On June 11, 1996, Western acquired the operating assets of GCS, Inc. ("GCS"), a California-based, closely held distributor of heavy equipment primarily marketed to municipal and state government agencies responsible for street and highway maintenance. Western will operate the GCS business from an existing location in Fullerton, California and from Western's existing facility in Sacramento, California. The Purchase price for the GCS assets was $1,655,000. This transaction is being accounted for as a purchase.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


     10.1 Asset Purchase Agreement, dated as of February 19, 1996, among Western Power & Equipment Corp., an Oregon Corporation ("Western"), Case Corporation ("Case") and McLain-Rubin Realty Company, LLC ("MRR"). (1)

     10.2  Used Equipment Note from Western to Case. (1)

     10.3  Parts Note from Western to Case. (1)

     10.4  Accounts Receivable Note from Western to Case. (1)

     10.5  $150,000 Goodwill Note from Western to Case. (1)

     10.6  $1,500,000 Real Estate Note from MRR to Case. (1)

     10.7 Deed to Secure Debt made by MRR in favor of Case, dated February 29, 1996. (1)

     10.8 Security Agreement, dated February 29, 1996, made by Western in favor of Case to secure payment for and collateralized by all assets acquired by Western from Case (other than new equipment). (1)

     10.9 Guarantee of C. Dean McLain in favor of Case, dated February 29, 1996. (1)

     10.10 Commercial Lease, dated as of March 1, 1996, by and between Western and McLain-Rubin Realty Company, L.L.C. for Sacramento, California facility, including First Amendment to Commercial Lease, dated as of March 1, 1996. (1)


(b)  REPORTS ON FORM 8-K

      None



- ----------------

1. Incorporated by reference, filed as an exhibit to the Current Report on Form 8-K filed by the Company's subsidiary, Western Power & Equipment Corp., on March 14, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             AMERICAN UNITED GLOBAL, INC.


June 14, 1996


                                        By:
                                             ----------------------------------
                                             Robert M. Rubin
                                             Chairman