Form 10-K/A
period 1995-07-31
AMERICAN UNITED GLOBAL INC
filed 1996-06-28
CIK 859792

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K/A

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 1995
                                       OR
[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to _____________

                         Commission file number 0-19404
                                                -------

                          AMERICAN UNITED GLOBAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                    95-4359228
                 --------                                    ----------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)



                              25 Highland Boulevard
                             Dix Hills, New York  11746
                             --------------------------
                 (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code (516) 595-9367
                                                           --------------

   Securities registered pursuant to Section 12(b) of the Exchange Act:  None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)


     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days. Yes   X   NO
                      -----    -----

     Transitional Small Business Disclosure Format   Yes   X   NO
                                                         -----    -----

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. X
                                            -----

 The issuer's net revenues for its most recent fiscal year was $86,173,000.00.

     As of November 3, 1995: (a) 5,689,749 shares of Common Stock, $.01 par value, of the registrant (the "Common Stock") were outstanding; (b) 4,239,480 shares of Common Stock were held by non-affiliates; and (c) the aggregate market value of the Common Stock held by non-affiliates was $14,583,811 based on the closing sale price of $3.44 per share on November 3, 1995.

                                PART I
ITEM 1.   BUSINESS

GENERAL

     American United Global, Inc., a Delaware corporation (the
"Company"), through its operating subsidiaries, is engaged in two distinct businesses: (i) the Distribution Business, comprising the sale, service and lease of light and medium-sized construction equipment, parts and other products manufactured principally by Case Corporation ("Case"), as a retail distributor and (ii) the Manufacturing Business, principally comprising the manufacture and national distribution of sealing devices (o-rings, bonded rubber-to-metal seals and molded rubber shapes) for the automotive, commercial aerospace, defense and communications industries and for other industrial applications.

     The Company's Distribution Business operates through Western Power & Equipment Corp., a Delaware corporation ("Western"), its 56.6% owned subsidiary. Western's principal business is operation as an authorized Case dealer through fourteen retail distribution facilities located in the States of Washington, Oregon, California and Nevada. The construction equipment distributed by the Company is used in the construction of residential and office buildings, roads, levees, dams, underground power projects, forestry projects, municipal construction and other construction projects.

     The Company's Manufacturing Business operates through two operating subsidiaries: (i) the National O-Ring division of American United Products, Inc., a California corporation ("AUP"), which manufactures and distributes standard-size, low Cost synthetic rubber o-ring sealing devices for use in automotive and industrial applications and (ii) the Stillman Seal division of American United Seal, Inc., a California corporation ("AUS"), which specializes in the design, manufacture and distribution of rubber-to-metal bonded sealing devices for use in commercial, aerospace, defense and communications industry applications. AUG California, Inc., a California corporation ("AUG"), the Company's wholly-owned subsidiary, together with AUG's wholly-owned AUP and AUS subsidiaries, form the Manufacturing Business of the Company. Each of the National O-Ring and Stillman Seal operating businesses are vertically integrated, having the capacity to design, develop and create its own synthetic rubber or elastomer compounds for use in production, and to manufacture finished products.

HISTORY AND ACQUISITIONS

     The Company was initially organized as a New York corporation on June 22, 1988 under the name Alrom Corp. ("the Company"), and completed an initial public offering of securities in August 1990. Effective on May 21, 1991, the Company acquired by merger American United Global, Inc. ("AUG") and the American United Products, Inc. ("AUP") and American United Seal, Inc. ("AUS") wholly-owned operating subsidiaries of AUG (the "AUG Merger"). As a result of the AUG Merger, AUG became the wholly-owned subsidiary of the Company, and the former shareholders of AUG gained control of the Company through the ownership of approximately 78% of the then outstanding Company Common Stock. Prior to the AUG Merger, the Company had no operations. The Company effected a statutory merger in December 1991, pursuant to which the Company was reincorporated in the State of Delaware under the name American United Global, Inc.

     Effective November 1, 1992, the Company's newly-formed Western Power & Equipment Corp. subsidiary ("Western"), an Oregon Corporation, completed the acquisition from Case Corporation ("Case") of certain assets used in connection with seven separate Case retail construction equipment distribution operations located in the States of Washington and Oregon.

     Effective June 1, 1992, through its wholly-owned subsidiary AEI California, Inc., a Delaware corporation ("AEI"), the Company acquired substantially all of the assets of Aerodynamic Engineering, Inc. ("Aero") and certain assets used in such company's operations which were owned by the stockholders of Aero. Aero was engaged in the business of precision machining metal parts for the aerospace and defense industries. As more fully discussed in Note 9 to the Company's Consolidated Financial Statements (see Part II, Item 8, "Financial Statements and Supplementary Data") and in Part III, Item 13, "Certain Relationships and Related Transactions," the Company sold the assets of its AEI subsidiary on April 29, 1994.

     Effective September 10, 1994 Western purchased two retail construction equipment distribution outlets located in Sparks, Nevada and Fremont, California from Case. In December 1994 Western relocated the Fremont outlet to Hayward, California. Under the terms of the 1994 Case transaction, Western was obligated to open two additional distribution outlets in Northern California. In March 1995 Western opened a retail store in Santa Rosa, California. In August 1995 Western opened a retail store in Salinas, California. See Part II,
Item 7, "Management's Discussion and Analysis of Results of Operations and Liquidity and Capital Resources--Liquidity and Capital
Resources."

     In March 1995 Western Power and Equipment Corp., a Delaware Corporation was incorporated to act as the parent holding company of all Western stock (collectively "Western"). At the time Western was the wholly-owned subsidiary of the Company. Western completed an initial public offering of 1,495,000 shares of WP&E common stock in June 1995. This public offering reduced the Company's interest in Western to 56.6%.

     On July 21, 1995 the Company signed a letter of intent to sell the operating assets and assign substantially all of the operating liabilities of AUG, consisting of the Company's Manufacturing Group, for $24,500,000 in cash. This transaction is subject to the satisfaction of certain terms and conditions, including the completion of due diligence by the purchaser and the preparation of a definitive purchase agreement. There can be no assurances that this sale will be consummated.

     The following discussion first describes the operations of the Distribution Business, followed by a discussion of the Manufacturing Business.

PRODUCTS, MARKETS AND SERVICES

     DISTRIBUTION BUSINESS

     NEW CASE CONSTRUCTION EQUIPMENT.

      The construction equipment (the "Equipment") sold, rented and serviced by Western generally consists of: backhoes (used to dig large, wide and deep trenches); excavators (used to dig deeply for the construction of foundations, basements, and other projects); log loaders (used to cut, process and load logs); crawler dozers
(bulldozers used for earth moving, leveling and shallower digging than excavators); wheel loaders (used for loading trucks and other carriers with excavated dirt, gravel and rock); roller compactors (used to compact roads and other surfaces); trenchers (a small machine that digs trenches for sewer lines, electrical power and other utility pipes and wires); forklifts (used to load and unload pallets of materials); and skid steer loaders (smaller version of a wheel loader, used to load and transport small quantities of material--e.g., dirt and rocks around a job site). The sale prices of this Equipment ranges from $15,000 to $350,000 per piece of equipment.

      Under the terms of standard Case dealer agreements, Western is an authorized Case dealer for sales of Equipment and related parts and services at locations in the states of Oregon, Washington, Nevada and Northern California (the "Territory") . The dealer agreements have no defined term or duration, but are reviewed on an annual basis by both parties, and can be terminated without cause at any time either by Western on 30 days' notice or by Case on 90 days' notice. Although the dealer agreements do not prevent Case from arbitrarily exercising its right of termination, based upon Case's established history of dealer relationships and industry practice, Western does not believe that Case would terminate its dealer agreement without good cause.

     The dealer agreements do not contain requirements for specific minimum purchases from Case. In consideration for Western's agreement to act as dealer, Case supplies to Western items of Equipment for sale and lease, parts, cooperative advertising benefits, marketing brochures related to Case products, access to Case product specialists for field support, the ability to use the Case name and logo in connection with the Western's sales of Case products, and access to Case floor plan financing for Equipment purchases. Such floor planning arrangements currently provides Western with interest free credit terms of between six months and nine months on purchases of specified types of Equipment. Principal payments are generally due at the earlier of sale of the equipment or twelve to fifteen months from the invoice date.

OTHER PRODUCTS.

     Although the principal products sold, leased and serviced by Western are manufactured by Case, Western also sells, rents and services equipment and sells related parts (e.g., tires, trailers and compaction equipment) manufactured by Hamm and by others. Approximately 15% of Western's net sales for fiscal year 1995 resulted from sales, rental and servicing of products manufactured by companies other than Case.

     Western's distribution business is generally divided into four categories of activity: (i) New Equipment sales and rentals, (ii) used Equipment sales and rentals, (iii) Equipment servicing, and (iv) parts sales.

NEW EQUIPMENT SALES AND RENTAL.

     At each of its distribution outlets, Western maintains a fleet of various items of Equipment for sale or rental for periods ranging from one week to up to nine months (customarily with purchase options at the end of the rental period). The Equipment purchased for each outlet is selected by Western's marketing staff based upon the types of customers in the geographical areas surrounding each outlet, historical purchases as well as anticipated trends. Each distribution outlet has access to Western's full inventory of Equipment.

     Western's new Equipment rental business has historically been an adjunct to its new Equipment sales. To assist customers, any new Equipment can be rented generally for periods of up to nine months and a portion of customer rental payments may be applied to the purchase price down payment.

     Western provides only the standard manufacturer's limited warranty for new equipment, generally a one-year parts and service repair warranty. Customers can purchase extended warranty contracts.

     Western maintains a separate fleet of new Equipment that it generally holds solely for rental. Such Equipment is generally held in the rental fleet for 12 months and then sold as used Equipment with appropriate discounts reflecting prior rental usage. As rental Equipment is taken out of the rental fleet, Western adds new Equipment to its rental fleet as needed. The rental charges vary, with different rates for different items of Equipment rented.

USED EQUIPMENT SALES AND RENTALS.

     Western sells and rents used Equipment that has been reconditioned in its own service shops. It generally obtains such used Equipment as "trade-ins" from customers who purchase new items of Equipment and from Equipment previously rented and not purchased. Unlike new Equipment, Western's used Equipment is generally sold "as is" and without manufacturer's warranty. Used Equipment is customarily rented only after available new Equipment has been rented. The rental charge for such used Equipment is equal to that of rented new Equipment. Used rental Equipment is first reconditioned by Western prior to being offered for rent, and is typically not more than three years old.

EQUIPMENT SERVICING.

     Western operates a service center and yard at each retail outlet for the repair and storage of Equipment. Both warranty and non-warranty service work is performed, with the cost of warranty work being reimbursed by the manufacturer following the receipt of invoices from Western. Western employs approximately 79 manufacturer-trained service technicians who perform Equipment repair, preparation for sale and other servicing activities. Equipment servicing is one of the higher profit margin businesses operated by Western. Western has expanded this business by hiring additional personnel and developing extended warranty contracts for Equipment service terms, and independently marketing such contracts to its customers. Western, services items and types of Equipment which include those that are neither sold by Western nor manufactured by Case.

PARTS SALES.

     Western purchases a large inventory of parts, principally from Case, for use in its Equipment service business, as well as for sale to other customers who are independent servicers of Case Equipment. Generally, parts purchases are made on standard net 30 days terms.

     Western employs one or more persons who take orders from customers for parts purchases at each retail distribution outlet, the majority of such orders are placed in person by walk-in customers. Western provides only the standard manufacturer's warranty on the parts that it sells, which is generally a 90-day replacement guaranty.

SALES AND MARKETING.

     Western's customers are typically residential and commercial building general contractors, road and bridge contractors, sewer and septic contractors, underground power line contractors, persons engaged in the forestry industry, equipment rental companies and state and municipal authorities. Western estimates that it has approximately 15,000 customers, with most being small business owners, alone of which accounted for more than 5% of its total sales.

     For the fiscal year ended July 31, 1995, the revenue breakdown by source for the business operated by Western was approximately as follows:

          New Equipment Sales            57%
          Used Equipment Sales           13%
          Rental Revenue                  8%
          Parts Sales                    18%
          Service Revenue                 4%
                                        ---
                                        100%
                                        ===

     Western advertises its products in trade publications and appears at trade shows throughout its territory. It also encourages its salespersons to visit customer sites and offer Equipment demonstrations when requested.

     Western's sales and marketing activities do not result in an significant backlog of orders. Although Western has commenced acceptance of orders from customers for future delivery following manufacture by Case, during fiscal 1995 substantially all of its sales revenues resulted from products sold directly out of inventory, or the providing of services upon customer request.

     All of Western's sales personnel are employees of Western and all are under the general supervision of C. Dean McLain, the President and CEO of Western. Each Equipment salesperson is assigned a separate exclusive territory, the size of which varies based upon the number of potential customers and anticipated volume of sales, as well as the geographical characteristics of each area. Western employed 42 Equipment salespersons on July 31, 1995.

     On July 31, 1995, Western employed 3 product support salespersons who sell Western's parts and repair services to customers in assigned territories. Western has no independent distributors or non-employee sales representatives.

SUPPLIERS

     Western purchases approximately 85% of its inventory of Equipment and parts from Case. No other supplier currently accounts for more than 5% of such inventory purchases. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, in the future Western plans to expand the number of products and increase the aggregate dollar value of those products which Western purchases from manufacturers other than Case.

COMPETITION

     Western competes with distributors of construction equipment and parts manufactured by companies other than Case on the basis of price, the product support (including technical service) that it provides to its customers, brand name recognition for its Case and other products, the accessibility of its distribution outlets, the number of its distribution outlets, and the overall quality of the Case and other products that it sells. Western management believes that it is able to effectively compete with distributors of products produced and distributed by such other manufacturers primarily on the basis of overall Case product quality, and the superior product support and other customer services provided by the Company.

     Case's two major competitors in the manufacture of a full line of construction equipment of comparable sizes and quality are Caterpillar Corporation and Deere & Company. In addition, other manufacturers produce specific types of equipment which compete with the Case Equipment AND other Equipment distributed by Western.

These competitors and their product specialties include JCB
Corporation--backhoes, Kobelco Corporation--excavators, Dresser
Industries--light and medium duty bulldozers, Komatsu Corporation-- wheel loaders and crawler dozers, and Bobcat, Inc.--skid steer loaders.

     Western is currently the only Case dealer for construction equipment in the states of Washington and Nevada and in the Northern California area (not including Sacramento), and is one of two Case dealers in the State of Oregon. However, Case has the right to establish other dealerships in the future in the same territories in which the Company operates. In order to maintain and improve its competitive position, revenues and profit margins, Western plans to increase its sales of products produced by companies other than Case.

ENVIRONMENTAL STANDARDS AND GOVERNMENT REGULATION


     Western operations are subject to numerous rules and regulations at the federal, state and local levels which are designed to protect the environment and to regulate the discharge of materials into the environment. Based upon current laws and regulations, Western believes that its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the resultant financial liability to Western. No assurance can be given that future changes in such laws, regulations, or interpretations thereof, changes in the nature of Western's operations, or the effects of former occupants' past activities at the various sites at which Western operates, will not have an adverse impact on the Company's operations.


     Western is subject to federal environmental standards because in connection with its operations it handles and disposes of hazardous materials, and discharges sewer water in its equipment, servicing operations. Western internal staff is trained to keep appropriate records with respect to its handling of hazardous waste, to establish appropriate on-site storage locations for hazardous waste, and to select regulated carriers to transport and dispose of hazardous waste. Local rules and regulations also exist to govern the discharge of waste water into sewer systems.

     In September 1992, prior to Western becoming an authorized Case dealer, Case received an environmental report indicating certain contamination conditions which were to be rectified by Case in connection with the selling of retail outlets to the Company in connection with the 1992 Case Transaction. In addition, following the 1992 Case Transaction, additional environmental reports were prepared or obtained concerning the progress and cost of remediation projects at those facilities. Western did not assume any of Case's obligations for site remediation when it completed the acquisition from Case of certain assets used in connection with Western's retail facilities, and no accruals for such clean-up costs appear on the Company's financial statements.

     In July 1994, prior to Western's acquisition of the Sparks, Nevada property, Case received an environmental report indicating certain contamination conditions which were to be rectified by Case in connection with the sale of that retail outlet to Western. Such remediation was completed prior to November 22, 1994. Western did not assume any of Case's obligations for site remediation when it completed the acquisition from Case of certain assets used in connection with Western's retail facilities, and no accruals for such clean-up costs appear on Western's financial statements.

EMPLOYEES

     At July 31, 1995, Western employed 233 full-time employees. Of that number, 18 are in corporate administration for Western, 15 are involved in administration at the branch locations, 55 are employed in Equipment sales and rental, 49 are employed in parts sales, and 96 are
employed in servicing construction  equipment.   None of Western's
employees are covered by a collective bargaining agreement. Western believes that its relations with its employees are satisfactory. Most members of Western management were previously employed by Case.

INSURANCE

     Western currently has product liability insurance policies covering Western with $500,000 limits for each occurrence and $1,000,000 in the aggregate under the general liability and products liability policies. Western also has an umbrella liability insurance policy with an annual aggregate coverage limit of $10,000,000. Western believes that its product liability insurance coverage is reasonable in amount and consists of such terms and conditions as are generally consistent with reasonable business practice, although there is no assurance that such coverage will prove to be adequate in the future. An uninsured or partially insured claim, or a claim for which indemnification is not available, could have a material adverse effect upon Western.

MANUFACTURING BUSINESS

     The Manufacturing Business markets its products to a wide range of customers principally located in the United States. Industries represented by these customers include automotive, household appliances, communications, military and commercial aerospace, weapons systems and general industrial. Management estimates that the automotive and commercial aerospace industries represent the Manufacturing Business's principal customer groups and together accounted for more than 85% of the Manufacturing group total revenues for the 1995 Fiscal Year. Although the Manufacturing Group is not generally a prime contractor under federal government defense contracts, the Manufacturing Business does serve as a first and second-tier subcontractor under federal defense programs. Management estimates that sales of products used in connection with federal defense programs accounted for approximately 10% of the Manufacturing Groups total revenues for the 1995 Fiscal Year.

     The Manufacturing Business does not depend upon any one or a limited number of customers for sales of its products. During the 1995 Fiscal Year, the five largest customers of the Manufacturing Business together accounted for approximately 29% of the Manufacturing Group consolidated net sales from its Manufacturing Business.

     As of July 31, 1995, National O-Ring had a backlog of firm orders of approximately $8,570,000, as compared with $9,952,000 as of July 31, 1994. Stillman Seal had a backlog of firm orders or approximately $2,937,000 as of July 31, 1995, as compared with approximately $2,432,000 as of July 31, 1994. All backlog orders are expected to be filled during the succeeding twelve months.


     Under regulations with respect to the acquisition of goods and services by the federal government, sales to the federal government may be subject to renegotiation of profits or termination of contracts or subcontracts under certain circumstances at the election of the federal government. These Federal procurement regulations give the Federal government the power to cancel firm orders, seek reimbursement of payments or renegotiate the prices upon which the Federal government had previously agreed to effect a procurement order in the event that the prices agreed to be paid by the Federal government are unfair, based upon inaccurate calculations, or fraudulently determined. Such regulations have not resulted in the cancellation of material dollar amounts of orders to date.


     In addition to its own employee sales personnel and national sales director (see "Employees"), the Manufacturing Group also sells its products through 16 distributors, under distribution agreements whereby the distributors are granted non-exclusive territories. Distributors may sell products manufactured by both Stillman Seal and National O-Ring, distribution agreements are generally for initial two-year terms, subject to automatic extensions for successive one-year periods unless otherwise terminated.

     John Shahid, the Company's President and Chief Executive Officer, sets overall sales policy for the Manufacturing Business. The Company also employs Ted Kasper as National Sales Director for the Manufacturing Business. The National Sales Director is responsible for supervising 16 distributors, as well as managing the Manufacturing Business direct sales staff of 8 employees who operate throughout the United States to sell Company products. The Manufacturing Business's only sales office outside of California is in Michigan.

     No customer of the Manufacturing Business, as applicable, accounted for more than ten percent of overall annual company sales revenues during the 1995 Fiscal Year.

COMPETITION.

     All aspects of the Company's Manufacturing Business are highly competitive, and the degree of competition varies with different products. The market for sales of rubber and rubber to metal bonded sealing devices is fragmented, and there are many competitors. Some of those competitors, such as Parker-Hannifin Corporation ("Parker Seal") and Wynn's International Inc. (Wynn's-Precision, Inc.), have significantly greater resources than the Company.

     The Manufacturing Group competes with other producers based upon competitive product pricing, its reputation in the industry, the quality and/or precision of its products, its ability to provide just-in-time delivery to customers, its customer service operations and the ability of its staff to work with customers to develop new compounds or to adjust existing compound formulas to meet the demands of special customer applications. Like most of its competitors, the Company is experiencing increased price competition in its mature Manufacturing Business operations. Such operations already suffer from increasing pressure on profit margins due to existing intense price competition, and the Company expects such competitive conditions and downward pressure on profit margins on Manufacturing Business products to continue in the future.

Proprietary Technology, Patents and Trademarks

     In 1989 the Company acquired from Federal-Mogul certain patents (the "Owned Patents") which are not currently material to the Manufacturing business, as well as a license of Federal Mogul's "National" trademark for use in connection with sealing devices (the "Trademark License"). As part of AUP's financing of its purchase of the Manufacturing Business National O-Ring Division from Federal-Mogul, it collaterally assigned the Owned Patents and its rights under the Trademark License to its institutional lender. The Company also owns all rights, title and interest in and to the tradename "Still Seal" which is used to identify certain rubber to metal bonded products manufactured and distributed by Stillman Seal.

     Management of the Company does not believe that loss of the Company's rights to use any of the Owned Patents, or the trademarks covered by the Trademark License, would have a material adverse effect on the Company.

     All of the Manufacturing Business salaried employees and all Stillman Seal employees are required to sign confidentiality and patent assignment agreements which obligate them to protect the Company's proprietary technology and know-how from unauthorized use and disclosure. Management of the Company believes that with respect to certain of its know-how and improvements, even if such materials, products and processes were patentable, any patent protection which could be obtained would not be as beneficial to the Company as the continued maintenance of such proprietary information as confidential material whenever possible.

Environmental Standards and Government Regulation

     The Manufacturing Group is subject to numerous rules and regulations at the federal, state and local levels which are designed to protect the environment and to regulate the discharge of materials into the environment. Based upon current laws and regulations, the Manufacturing Group believes that its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the resultant financial liability to the Manufacturing Group. No assurance can be given that future changes in such laws, regulations, or interpretations thereof, changes in the nature of the Manufacturing Group operations, or the effects of former occupants' past activities at the various sites at which the Manufacturing Group operates, will not have an adverse impact on the Manufacturing Group operations.

     The Manufacturing Group is subject to federal environmental standards because in connection with its operations it generates, handles and disposes of hazardous materials, discharges sewer water and emits materials into the atmosphere. For example, the Manufacturing Group handles and generates "hazardous materials" as defined by the Environmental Protection Agency ("EPA") at its Downey and Carlsbad facilities in connection with its manufacturing operations. The Manufacturing Group has obtained necessary generator identification numbers from the EPA for each such facility pursuant to the Resource Conservation and Recovery Act of 1976 ("RCRA"). As a generator of hazardous waste, the Manufacturing Group is responsible for manifesting and transporting all such waste to permitted treatment, storage and disposal facilities in accordance with RCRA. Pursuant to RCRA requirements, National O-Ring and Stillman Seal are registered with the State of California as large producers of hazardous waste. The Manufacturing Group internal staff is trained to keep appropriate records with respect to its generation of hazardous waste, to establish appropriate on-site storage locations for hazardous waste to select regulated carriers to transact and dispose of hazardous waste and to monitor all aspects of hazardous waste handling under the requirements of RCRA. Hazardous wastes are manifested and stored at each site for not more than 90 days, and transported to licensed disposal facilities only by EPA-approved transporters. Although the Manufacturing Group believes that in its handling of hazardous wastes it has met all of its responsibilities in accordance with RCRA, as a generator of hazardous substances the Manufacturing Group could be potentially liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the "Superfund Act."

     Local rules and regulations also exist to govern the discharge of waste water into sewer systems and the emission of pollutants into the atmosphere. The Manufacturing Group holds permits to discharge waste water from Downey, California and Carlsbad, California.

     The Manufacturing Group is also subject to the federal Clean Air Act Amendments of 1990 ("CAA"). The Manufacturing Group holds numerous permits to operate sources for air contaminants at its Downey, California facility which are issued by the South Coast Air Quality Management District, as well as permits to operate sources for air contaminants at its Carlsbad, California facility from the San Diego Air Pollution Control District. The Manufacturing Group believes that the air quality standards mandated by such California air quality regulatory agencies are more demanding than those currently imposed under CAA.

     There are two existing contamination conditions at the Downey, California facility which are the result of leakage for hydrocarbon and chromium sumps (underground tanks). In each case, the cleanup operations have been commenced and no evidence of water contamination has been found. It is not anticipated that any remediation or removal project finally implemented by the Manufacturing Group will result in material suspension of manufacturing operations.

     Under the terms of agreements with the Manufacturing Group, Federal Mogul agreed to pay all costs related to the elimination of environmental damage at the Downey, California facility which were identified in an environmental report and existed at the time of the Manufacturing Group acquisition of the National O-Ring Division. Although the existing leakage and soil contamination problems identified above were in existence prior to its acquisition, the Manufacturing Group and Federal Mogul have agreed that the Manufacturing Group will pay 50% of the first $150,000 of costs related to remediation of the leakages (a maximum of $75,000), and Federal Mogul shall be fully responsible for additional costs without further contribution by the Company.

     Current estimates for the cost of remediation and/or removal of contamination from both leakages range from $75,000 to $200,000; the Manufacturing Group has accrued $75,000 as of July 31, 1995, for the estimated cost of remediation.

Employees

     As at September 30, 1995, the Manufacturing Group employed approximately 767 full-time employees.

     The Manufacturing Group operations at both its Downey, California and Carlsbad, California facilities are covered by collective bargaining agreements which expire on April 1, 1997 with respect to National O-Ring hourly employees, and on October 12, 1996 with respect to Stillman hourly employees. The Manufacturing Group relations with its employees at both operating facilities, and at the Western facilities, are believed to be good.

INSURANCE

     The Company currently has in force product liability insurance policies covering the Manufacturing Business. The aircraft products liability policies have $10,000,000 limits for each occurrence and in the aggregate, while there are coverage limits of $1,000,000 for each occurrence and $2,000,000 in the aggregate under the general liability and products liability policies for all operating businesses. The Company also has an umbrella liability insurance policy with coverage limits of $5,000,000 for each occurrence and $5,000,000 in the aggregate, or products liability and central liability for the Manufacturing Business.

     The Company believes that its product liability insurance coverage is reasonable in amount and consists of such terms and conditions as are generally consistent with reasonable business practice, although there is no assurance that such coverage will prove to be adequate in the future. An uninsured or partially insured claim, or a claim for which indemnification is not available, could have a material adverse effect upon the Company.

     The Company has in place Director and Officer Liability Insurance in the amount of $1,000,000.

     Should the Company experience significant claims or losses in the future, the resulting increases in the Company's insurance premiums could materially and adversely affect the Company or its financial position.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

          OFFICERS, DIRECTORS AND KEY EMPLOYEES

     The executive officers and directors of the Company are as follows:

Name                       Age                     Position
- ----                       ---                     --------
Robert M. Rubin             55        Chairman of the Board of Directors
                                      and Director

John Shahid                 53        President, Chief Executive Officer
                                      and Director

John M. Palumbo             39        Chief Financial Officer, Treasurer
                                      and Secretary

Lawrence E. Kaplan          52        Director

C. Dean McLain              42        Executive Vice President and Director;
                                      President and Chief Executive Officer
                                      of Western Power & Equipment

Ralph T. Beers              45        Director

     Set forth below is a brief background of the executive officers and directors of the Company, based on information supplied by them.

     ROBERT M. RUBIN. Mr. Rubin has served as the Chairman of the Board of Directors of the Company since November 20, 1992. Between November 20, 1992 and March 7, 1993, Mr. Rubin served as Chief Executive Officer of the Company. Between October, 1990 and January 1, 1994, Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of AUGI; since January 1, 1994, he has only been Chairman of the Board of AUGI. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986. Mr. Rubin, continued as a director of SCI (now known as Olsten Corporation ("Olsten") until the latter part of 1987. Olsten, a New York Stock Exchange listed company, is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin, is also a director, Chairman and minority stockholder of Universal Self Care, Inc., a public company engaged in the sale of products used by diabetics; Response USA, Inc., a public company engaged in the sale and distribution of personal emergency response systems; and Diplomat Juvenile Products, Inc., a public company engaged in the manufacture and distribution of baby products. Mr. Rubin is also a director and minority shareholder of the following public companies: ERD Waste Technology, Inc.; Help At Home, Inc.; Transcap Medical, Inc.; and Kaye Kotts Associates, Inc.

     Robert M. Rubin, together with several other individuals and entities (including Solomon, Fornari, Weiss & Moskowitz, P.C., counsel to the Company, and Stephen A. Weiss, one of its members, is a defendant in an action involving United Health Program of American, Inc. ("UHP"), a privately owned company in which Mr. Rubin is a minority stockholder. This action entitled, Lorina v. United Dental
Program of America, Inc.,
et al. was commenced in August 1993 by Messrs. Albert Loring and Robert Rosenfeld and their affiliated companies as plaintiffs, and is pending in the United States District Court for the Eastern District of New York. The complaint alleges that Mr. Rubin and the other defendants engaged in the planning or facilitating of a public offering of shares of UHP. Plaintiffs' claim that through a reverse stock split of the UHP issued shares for inadequate consideration to certain defendants and others. The allegation found in securities and common law fraud, allege violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), and other claims allegedly arising under Delaware and/or New York law.

     Plaintiffs' original complaint was dismissed IN TOTO by order of the Court dated October 29, 1993, and by order entered September 21, 1994, defendant's motion to dismiss plaintiffs, amended complaint was granted to the extent that the securities fraud and RICO conspiracy claims were dismissed as to all defendants, together with the professional defendant RICO claims and all RICO claims as to certain defendants, including UHP. However, RICO counts against certain other individual defendants, including Robert M. Rubin, were not dismissed, nor were any of the state causes dismissed, so that no defendant has been dismissed from the action entirely. Reargument seeking dismissal of all claims as to all defendants has been timely sought. To date, the Court has not ruled on the defendants motion.

     Mr. Rubin and the other defendants expect to continue to vigorously contest plaintiffs' claims and believe that such claims are totally without merit.


     Mr. Rubin is also a former director of American Complex Care, Incorporated, a public company formerly engaged in the provision of home healthcare infusion therapies and as a distributor of Medicare Part B products. In March 1995, American Complex Care, Incorporated and its operating subsidiaries made assignments of their assets for the benefit of their creditors. None of American Complex Care, Incorporated or its subsidiaries has been the subject of a petition under Federal bankruptcy laws or any state insolvency laws.


     JOHN SHAHID. Mr. Shahid has served as President and Chief Executive Officer and a director of the Company since May, 1991, and he has served as Chief Executive Officer of the Company since January 1, 1994. Since October 30, 1990 he has served as the President, Chief Operating Officer and a director of each of AUG and its subsidiaries; since January 1, 1994, he has served as Chief Executive Officer of each of AUG and its subsidiaries. Mr. Shahid joined AUG in July 1989, serving as Chief Operating Officer of one of AUG's wholly-owned subsidiaries, American United Products, Inc. ("AUP") until he became President of AUG. From September, 1981 to July, 1989, Mr. Shahid served as Vice President and General Manager of the Precision Aerospace Division of Wynn's International, Inc. From January, 1979 to September, 1981, Mr. Shahid was Vice President of Operations for Furon Corporation, being responsible for its O-ring and Seals Divisions. Mr. Shahid received his B.S. degree in Industrial Engineering and his M.S. degree in Mechanical Engineering from the University of Kentucky.

     JOHN M. PALUMBO. Mr. Palumbo has served as Chief Financial Officer, Secretary and Treasurer of the Company since May, 1991, and he has held the same position with AUG since October, 1990. From November, 1988 to October, 1990, Mr. Palumbo served as Controller for AUG. Mr. Palumbo is a certified public accountant and received his B.S. degree in Finance from Canisius College.

     LAWRENCE E. KAPLAN. Mr. Kaplan has served as a director of the Company since February, 1993. Since January, 1987, Mr. Kaplan has been an officer, director and principal stockholder of GroVest, Inc., an investment banking firm located on Long Island, New York. Mr. Kaplan is also a registered representative, officer director and principal stockholder of G-V Capital. He is also a director of Analytical Nursing Management Corp., a home health care deliverer in Baton Rouge, Louisiana. He is also an officer and director of Saratoga Standardbreds Inc., a blank check company which is looking for a merger opportunity.

     C. DEAN MCLAIN. Mr. McLain has served as an Executive Vice President of the Company since March 1, 1993 and President and Chief Executive Officer of Western since June 1, 1993. On March 7, 1994, Mr. McLain was elected to the Company's Board of Directors. From 1989 to 1993, Mr. McLain served as Manager of Privatization of Case Corporation. From 1985 to 1989, Mr. McLain served as General Manager of Lake State Equipment, a distributor of John Deere construction equipment. Mr. McLain holds a B.S. degree in Business and Economics, and a Master's of Business Administration, from West Texas State University.

     RALPH T. BEERS. Mr. Beers has served as a director of the Company since June 17, 1994. beginning in February 1993, Mr. Beers has been Chief Executive Officer of Beers and Boost Insurance Services, which provides risk management and brokerage services to large private and small publicly-held companies. From November 1985 to February 1993, Mr. Beers was a partner of Sullivan & Curtis Insurance Brokers, a full service independent insurance brokerage firm. From June 1972 to November 1985, Mr. Beers held various positions with Chubb Group of Insurance Companies, rising to the level of Vice President and Branch Manager for Chubb Group of Insurance in Boston, Massachusetts, which branch employed 68 employees and generated $50,000,000 annual volume of premium payments from insureds. Mr. Beers received a B.S. degree in Business Administration from West Virginia Wesleyan College.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 20, 1996.


                              AMERICAN UNITED GLOBAL, INC.

                              By: /s/ Robert M. Rubin
                                      ---------------

                                   Robert M. Rubin, Chairman
                                   and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                     Title                         Date
    ---------                     -----                         ----

  /s/ Robert M. Rubin    Chairman and Director and
- ----------------------   Acting Chief Financial and          May 20, 1996
  Robert M. Rubin        Principal Accounting Officer


/s/ Lawrence E. Kaplan
- ----------------------   Director                            May 20, 1996
   Lawrence E. Kaplan


  /s/ C. Dean McLain
- ----------------------   Director                            May 20, 1996
    C. Dean McLain