Form 10-Q/A
period 1996-01-31
AMERICAN UNITED GLOBAL INC
filed 1996-07-01
CIK 859792

                                   FORM 10-QA


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                       For Quarter Ended January 31, 1996
                         Commission File Number 0-19404


                          AMERICAN UNITED GLOBAL, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                           95-4359228
                  --------                           ----------
     (State or other jurisdiction of         (I.R.S. Employer I.D. Number)
      incorporation or organization)


         25 Highland Blvd., Dix Hills, NY               11746
         --------------------------------               -----
     (Address of principal executive offices)          Zip Code


                    Registrant's telephone no.:  516-254-2134
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


                            YES   X                NO
                             -----                 -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


             Title of Class                          Number of Shares
              Common Stock                              Outstanding
        (par value $.01 per share)                       5,689,479

                          AMERICAN UNITED GLOBAL, INC.

                                      INDEX



PART I.     FINANCIAL INFORMATION                                    Page Number

  Item 1.  Financial Statements

   Consolidated Balance Sheets
       January 31, 1996 (Unaudited) and July 31, 1995. . . . . . .         1

   Consolidated Statements of Income
       Three months ended January 31, 1996
       and January 31, 1995 (Unaudited). . . . . . . . . . . . . .         2

     Consolidated Statements of Income
       Six months ended January 31, 1996
       and January 31, 1995 (Unaudited). . . . . . . . . . . . . .         3

     Consolidated Statement of Shareholders'
       Equity (Unaudited). . . . . . . . . . . . . . . . . . . . .         4

     Consolidated Statements of Cash Flows
       Six months ended January 31, 1996
       and January 31, 1995 (Unaudited). . . . . . . . . . . . . .         5

     Notes to Consolidated Financial Statements. . . . . . . . . .        6-9

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . .       10-14


PART II.    OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .        N/A

  Item 2.  Changes In Securities . . . . . . . . . . . . . . . . .        N/A

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . .        N/A

  Item 4.  Submission Of Matters To A Vote Of Security
           Holders . . . . . . . . . . . . . . . . . . . . . . . .        N/A

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . .        N/A

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .        15

                          AMERICAN UNITED GLOBAL, INC.
ITEM 1.                         AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      January 31,    July 31,
                                                         1996          1995
                                                      -----------    --------
                                                      [Unaudited]
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $18,984,000  $ 4,144,000
  Marketable securities                                 3,994,000         -
  Trade accounts receivable (less allowance
  for doubtful accounts of $452,000 and
  $370,000 respectively)                                4,792,000    6,008,000
  Other receivables                                          -       1,102,000
  Inventories                                          50,202,000   46,413,000
  Prepaid expenses                                         69,000       22,000
                                                      -----------  -----------
     TOTAL CURRENT ASSETS                              78,041,000   57,689,000
                                                      -----------  -----------

  Note receivable (Note 5)                              3,037,000         -
  Property and equipment, net                           5,853,000    7,062,000
  Intangibles and other assets (net of
  accumulated amortization of $854,000
  and $823,000 respectively)                            2,080,000    2,526,000
  Assets held for sale                                       -       9,552,000
                                                      -----------  -----------
     TOTAL ASSETS                                     $89,011,000  $76,829,000
                                                      -----------  -----------
                                                      -----------  -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Borrowings under floor financing lines              $41,572,000  $37,072,000
  Short-term borrowings                                   506,000    6,023,000
  Accounts Payable                                      1,375,000    2,171,000
  Accrued liabilities                                   1,490,000    1,505,000
  Income taxes payable                                  5,346,000      896,000
                                                      -----------  -----------
     TOTAL CURRENT LIABILITIES                         50,289,000   47,667,000
                                                      -----------  -----------

Long term borrowings                                      939,000         -
Other non-current liabilities                                -         352,000
Minority Interest                                       8,922,000    8,556,000
                                                      -----------  -----------
     TOTAL LIABILITIES                                 60,150,000   56,575,000
                                                      -----------  -----------

Commitments and contingencies (Note 4)
Shareholders' equity:
Preferred stock:
  Class A - 12.5% cumulative, $1.00 per share
   liquidation value, $.01 par value, 1,200,000
   shares authorized; none issued and outstanding            -            -
  Class B - $.01 par value; 1,500,000 shares
   authorized; none issued and outstanding                   -            -
Common stock-$.01 par value; 20,000,000 shares
  authorized; 5,689,749 and 5,654,479
  issued and outstanding, respectively                     57,000       57,000
Additional contributed capital                         15,995,000   15,889,000
Note receivable from shareholder                      (   150,000) (   184,000)
Retained earnings                                      12,959,000    4,492,000
                                                      -----------  -----------
     TOTAL SHAREHOLDERS' EQUITY                        28,861,000   20,254,000
                                                      -----------  -----------
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $89,011,000  $76,829,000
                                                      -----------  -----------
                                                      -----------  -----------


          See accompanying notes to consolidated financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         Three Months Ended
                                                             January 31,
                                                         1996          1995
                                                         ----          ----

Net Sales                                             $25,772,000  $20,315,000
Cost of goods sold                                     23,044,000   18,186,000
                                                      -----------  -----------
     GROSS PROFIT                                       2,728,000    2,129,000

Selling, general and administrative expenses            1,803,000    1,380,000
                                                      -----------  -----------
     OPERATING INCOME                                     925,000      749,000

Other Income (Expense)
  Interest income                                          77,000        5,000
  Interest expense (net)                              (   501,000) (   261,000)
                                                      -----------  -----------
Income from continuing operations before income
  taxes and minority interest                             501,000      493,000

Provision for income taxes                                183,000      212,000
Minority interest in earnings of consolidated
 subsidiary                                               140,000         -
                                                      -----------  -----------

Income from continuing operations                         178,000      281,000

Discontinued Operations - Gain on Sale of wholly
 owned subsidiaries (less applicable income taxes
 of $5,158,000) (Note 5)                                7,738,000         -

Discontinued Operations - Loss from operations of
 subsidiaries sold (less applicable income taxes
 of ($146,000) and ($188,000) respectively)           (   175,000) (   246,000)
                                                      -----------  -----------

Net income                                            $ 7,741,000  $    35,000
                                                      -----------  -----------
                                                      -----------  -----------

Earnings per common and common equivalent share:
  Continuing operations                                     $ .03        $ .05
  Discontinued operations                                   ( .03)       ( .04)
  Gain on sale of wholly owned subsidiaries                  1.36          -
                                                            -----        -----
  Net income                                                $1.36        $ .01
                                                            -----        -----
                                                            -----        -----

Weighted average number of shares                       5,690,000    5,654,000


          See accompanying notes to consolidated financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           Six Months Ended
                                                              January 31,
                                                         1996          1995
                                                         ----          ----

Net Sales                                             $48,925,000  $39,125,000
Cost of goods sold                                     43,493,000   34,605,000
                                                      -----------  -----------
     GROSS PROFIT                                       5,432,000    4,520,000

Selling, general and administrative expenses            3,522,000    2,746,000
                                                      -----------  -----------
     OPERATING INCOME                                   1,910,000    1,774,000

Other Income (Expense)
  Other income (expense)                                  175,000       18,000
  Interest expense (net)                             (    741,000)(    533,000)
                                                      -----------  -----------
Income from continuing operations before income
  taxes and minority interest                           1,344,000    1,259,000

Provision for income taxes                                503,000      503,000
Minority interest in earnings of consolidated
 subsidiary                                               366,000         -
                                                      -----------  -----------

Income from continuing operations                         475,000      756,000

Discontinued Operation - Gain on Sale of wholly
 owned subsidiaries (less applicable income
 taxes of $5,158,000) (Note 5)                          7,738,000         -

Discontinued Operations - Income from operations
 of subsidiaries sold (less applicable income
 taxes of $169,000 and $91,000 respectively               254,000      134,000
                                                      -----------  -----------

Net income                                            $ 8,467,000  $   890,000
                                                      -----------  -----------
                                                      -----------  -----------

Earnings per common and common equivalent share:
  Continuing operations                                     $ .08        $ .14
  Discontinued operations                                     .05          .02
  Gain on sale of wholly owned subsidiaries                  1.36          -
                                                            -----        -----
  Net income                                                $1.49        $ .16
                                                            -----        -----
                                                            -----        -----

Weighted average number of shares                       5,688,749    5,654,000


          See accompanying notes to consolidated financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                          Not
                                                Common Stock          Additional      Receivable       Total          Total
                                                 Number of            Contributed        from        Retained     Shareholders'
                                           Shares         Amount        Capital       Shareholder    Earnings        Equity
                                           ------         ------        -------       -----------    --------        ------


Balance at July 31, 1995                 5,655,000        $57,000    $15,889,000      ($184,000)    $4,492,000    $20,254,000

Net income                                    -              -              -              -         8,467,000      8,467,000

Issuance of common shares
  as compensation                            6,000           -            15,000           -              -            15,000

Satisfaction of note receivable
  from shareholder                            -              -              -            34,000           -            34,000

Warrants exercised                          28,000           -            90,000           -              -            90,000

Options exercised                            1,000           -             1,000           -              -             1,000
                                         ---------        -------    -----------      ---------    -----------    -----------

Balance at January 31, 1996              5,690,000        $57,000    $15,995,000      ($150,000)   $12,959,000    $28,861,000
                                         ---------        -------    -----------      ---------    -----------    -----------
                                         ---------        -------    -----------      ---------    -----------    -----------


          See accompanying notes to consolidated financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL STATEMENT OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)

                                                           Six Months Ended
                                                              January 31,
                                                         1996          1995
                                                         ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $ 8,467,000  $   890,000
  Adjustment to reconcile net income
     to net cash provided by operating
     activities:
     Discontinued operations                          ( 7,992,000)         -
     Depreciation and amortization                        405,000      715,000
     Loss on sale of fixed assets                     (     1,000)     113,000
     Stock in lieu of compensation                         15,000       32,000
     Income applicable to minority interest               366,000         -
     Change in assets and liabilities, net of
     effects of acquisition & dispositions:
     Accounts receivable                                2,318,000      460,000
     Inventories                                      ( 3,790,000)  10,155,000
     Inventory floor plan financing                     3,583,000  (10,212,000)
     Prepaid expenses and other assets                (    60,000)     904,000
     Accounts payable                                 ( 1,257,000) ( 1,242,000)
     Other accrued liabilities                             43,000      475,000
     Income taxes payable                             (   324,000) (    72,000)
     Other assets                                           5,000
                                                      -----------  -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES        1,778,000    2,218,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                 (   316,000) ( 1,539,000)
  Purchase of distribution outlets                           -     (   640,000)
  Proceeds from sale of fixed assets                    2,078,000
  Proceeds from sale of wholly owned subsidiaries      19,493,000         -
  Purchase of marketable securities                   ( 3,994,000)        -
                                                      -----------  -----------
       NET CASH PROVIDED (USED) BY INVESTING
        ACTIVITIES                                     17,261,000  ( 2,179,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease                 (    34,000) (    26,000)
  Short term borrowings                               ( 4,599,000) (   406,000)
  Note receivable from shareholder                           -          50,000
  Exercise of stock warrants and options                   90,000         -
                                                      -----------  -----------
       NET CASH (USED) BY FINANCING ACTIVITIES        ( 4,543,000) (   382,000)
                                                      -----------  -----------

Net increase (decrease) in cash and cash equivalents   14,496,000  (   343,000)

Cash and cash equivalents at beginning of period        4,488,000      831,000
                                                      -----------  -----------

Cash and cash equivalents at end of period            $18,984,000  $   488,000
                                                      -----------  -----------
                                                      -----------  -----------


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

NOTE 2 - STATEMENT OF CASH FLOWS

Supplemental disclosure of cash paid during the periods:

                                                           Six Months Ended
                                                              January 31,
                                                         1996          1995
                                                         ----          ----

 Interest                                              $  997,000     $968,000
 Income taxes                                          $1,327,000     $853,000

Supplemental disclosure of non-cash investing and financing activities:

     1. A capital lease obligation of $926,000 was incurred in December 1995 when the Company consummated a sale leaseback transaction of the Auburn facility.

     2.   A note receivable of $3,037,000 arose due to the Hutchinson
          Transaction.

NOTE 3 - INVENTORIES

Inventories consist of the following:                 January 31,    July 31,
                                                         1996          1995
                                                      -----------    --------

 Raw materials                                       $     -       $ 1,179,000
 Work-in-process                                           -         2,736,000
 Finished goods                                            -         3,379,000
                                                      -----------  -----------
                                                           -         7,294,000
LESS: Allowance for obsolete and
      excess inventory                                (    -     ) (   888,000)
                                                      -----------  -----------
                                                           -         6,406,000
 Equipment:  New equipment                             39,203,000   36,461,000
             Used equipment                             5,738,000    4,662,000
 Parts                                                  5,261,000    5,290,000
                                                      -----------  -----------
                                                      $50,202,000  $52,819,000
                                                      -----------  -----------
                                                      -----------  -----------

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

Western is subject to periodic audits of its sales and income tax returns in the normal course of business. An audit of Western's sales tax returns for the state of Washington is currently being conducted by the Washington State Department of Revenue. The Company believes that it is unlikely that the outcome of this audit will have an adverse material effect on the Company's financial position or results of operations.

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

NOTE 6 - SUBSEQUENT EVENTS

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

On October 10, 1995, using proceeds from the WPE's initial public offering, Western retired the $2,175,000 real estate note given to Case for the purchase of the Sparks, Nevada real estate in September 1994. Western is in the process of consummating a transaction with an institutional lender to provide Western with a conventional mortgage on the property in the amount of $1,330,000 to be secured by the Sparks, Nevada real estate. Such transaction is expected to close in the Company's third quarter.

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

Effective February 17, 1996, Western acquired substantially all of the operating assets used by Case Corporation ("Case") in connection with its business of servicing and distributing Case construction equipment at a facility located in Sacramento, California (the "Sacramento Operation"). The acquisition was consummated for approximately $630,000 in cash, $1,589,900 in installment notes payable to Case and the assumption of $3,965,000 in inventory floor plan debt with Case and its affiliates. The acquisition is being accounted for as a purchase.

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

NOTE 7 - SUBSIDIARY PREFERRED STOCK


The Company's subsidiary has been authorized to issue 10,000,000 shares of "blank check" preferred stock, with respect to which all the conditions and privileges thereof can be determined solely by action of such subsidiary's Board of Directors without further action of its stockholders. As at January 31, 1996 none were issued and outstanding.


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

Effective November 1, 1992, the Company through its formerly wholly-owned subsidiary Western Power and Equipment Corp., an Oregon corporation ("Western"), completed the acquisition from Case of seven stores located in Washington and Oregon which sell and service equipment used in the construction industry. Subsequent to 1992 Western opened three additional outlets in Washington and Oregon. Effective September 10, 1994, Western also purchased from Case Corporation two additional retail construction equipment distribution outlets located in Sparks, Nevada and Fremont, California. On December 11, 1994, Western relocated its Fremont outlet to neighboring Hayward, California. As part of its agreement with Case, Western was required to open two additional distribution outlets in northern California. In March and August 1995 Western opened retail stores in Santa Rosa and Salinas, California, respectively. In February 1996, the Company announced the opening of a distribution outlet in Elko, Nevada. Also in February 1996, Western completed the acquisition of the Sacramento, California outlet from Case as further described in Note 6 to the Consolidated Financial Statements. The opening of a Stockton, California outlet is expected to be completed in March 1996, bringing the total number of distribution outlets owned and operated by Western to 17.

In 1995, the Company incorporated WPE as a wholly-owned holding company to own 100% of the outstanding shares of Western.

RESULTS OF OPERATIONS

THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 1996 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 1995.

Revenues for the three month period ended January 31, 1996 increased $5,457,000 or 27% over the three month period ended January 31, 1995. The increase in revenues was primarily attributable to increased sales of new units ($4,821,000) and rental revenues ($839,000) while sales of used units declined slightly ($323,000) during the quarter. Parts and service revenues experienced only modest gains ($40,000 and $79,000, respectively) as the months of December and

January proved to be slow for the product support side of the business. It appears that while the poor weather in the Northwest during the second quarter may have increased demand for equipment, it also slowed down existing construction jobs which had a negative impact on parts and service revenues. The Company has invested significant resources in expanding its fleet of rental equipment in the belief that the increased rental of equipment will continue in the future.

With more equipment to rent, the Company experienced a 72% increase in rental revenues in the current year second quarter versus the same period last year. With the focus on the sale and rental of new equipment, sales of used equipment were virtually flat. Although the used equipment market continues to be strong in the WPE market area, used equipment typically becomes even more in demand during an economic downturn as customers seek to reduce their capital outlays while still needing equipment to perform on their contracts.

Revenues for the six month period ended January 31, 1996 increased by $9,800,000 or 25% over the revenues for the six month period ended January 31, 1995, reflecting strong demand for new equipment and rentals as noted above, as well as the full impact on revenues of the California and Nevada locations which were purchased or opened in the first and second quarters of fiscal 1995.

The Company's gross profit margin of approximately 10.6% for the three month period ended January 31, 1996 was comparable to the prior year comparative margin of 10.5%. For the six month period ended January 31, 1996 the Company's gross profit margin was 11.1% which is down slightly from the prior year's gross profit margin of 11.6% for the same period. While sales were up across all departments for the first six months of fiscal 1996, lower margin new and used equipment sales have increased at a higher rate than the higher margin parts and service departments, bringing the consolidated margin percentage down.

Selling, general and administrative ("SG&A") expenses were $1,803,000 (7.0% of sales) and $3,522,000 (7.2% of sales) for the three and six month periods ended January 31, 1996, respectively, compared to $1,380,000 (6.8% of sales) and $2,746,000 (7.0% of sales) for the comparative prior year periods. The significant growth in operations during the past 12 months has had an impact on SG&A expenses such that the Company has not yet fully realized the potential benefits of its streamlined organizational structure. While many of the administrative and moving costs incurred in connection with the acquisition and opening of these outlets are one-time charges which will not be incurred in future periods, management is also taking steps to decrease SG&A expenses as a percentage of sales to below 7.0% over time.

Interest expense of $501,000 and $741,000 for the three and six month periods ended January 31, 1996, respectively, was up $240,000 and $208,000 from the prior year comparative periods, respectively. Interest expense is tied directly to the Company's equipment inventory levels which have increased as the Company has acquired and opened additional distribution outlets. Inventory levels at January 31, 1995 were artificially low as Case struggled to meet delivery on their new backhoe model. In addition, the Company has made a substantial investment in expanding its rental fleet of equipment. At January 31, 1996 a total of

$5,660,000 in equipment was dedicated to rental compared to only $2,825,000 at January 31, 1995. Since the related note balance becomes interest bearing when a unit is placed in the dedicated rental fleet, the increase in rental equipment has had and will continue to have a significant impact on interest expense.

In the last quarter of 1995, Case introduced its Focus 2000 program which, effective January 1, 1996, shortened the interest free floor plan finance period on Case's smaller units, and replaced factory incentive programs with a dealer administered plan. In order to "lock in" factory incentives, which the Company believes are more generous than the initial Focus 2000 program, the Company took delivery of extra units in calendar 1995. Many of these units were not eligible for interest free floor plan finance and interest expense was impacted accordingly. This expense should be offset by higher gross margins on these units as they are sold in future periods (because Western will retain the 1995 factory incentives on those units).


LIQUIDITY AND CAPITAL RESOURCES

As a result of the Hutchinson Transaction the Company significantly increased
its liquidity and capital resources.   The Company intends to acquire additional
businesses in the future with the proceeds of the Hutchinson Transaction. At this time, the Company has no specific business or businesses which it intends, or is obligated, to purchase.

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

Under its inventory floor plan finance arrangements Case provides Western with interest free credit terms on new equipment purchases for four to six months, with the exception of the Model 1818 skid steer loader for which the interest free credit terms are three months and the Model 90B Series special application excavator for which the interest free credit terms are eight months, after which interest commences to accrue monthly at the rate per annum equal to 2% over the prime rate of interest. At January 31, 1996, Western was indebted to Case in the aggregate amount of approximately $35,590,000 under such inventory floor plan finance arrangements.

In order to take advantage of a 4% cash discount offered by Case under its new Focus 2000 program, to provide financing beyond the term of applicable Case floor plan financing or as alternatives to Case floor plan financing arrangements for inventory purchased other than from Case, Western has entered into separate secured floor planning lines of credit with SeaFirst, Associates and Orix.

The Associates line of credit was entered into in August 1993, and allows Western to borrow up to $2,250,000 to finance the purchase of new equipment, to finance up to $2,000,000 of installment sales of equipment to customers approved by Associates (without recourse to Western), and to finance up to $1,000,000 of installments sales of equipment to other customers (with recourse to Western in the event of default). There are no material obligations outstanding under the recourse line of credit. On January 31, 1996, approximately $242,000 was outstanding under these lines, the principal of which bears interest at 2% over the prime rate announced by the U.S. National Bank of Oregon.

The SeaFirst line of credit was entered into in June 1994 and provides a $7,500,000 line of credit which can be used to finance new and used equipment or equipment to be held for rental purposes. On January 31, 1996, approximately $4,283,000 was outstanding under such line of credit, the principal of which bears interest at .25% over Seattle-First National Bank's prime rate and is subject to annual review and renewal on May 1, 1996.

Western also buys a portion of its equipment from Hamm Compactors ("Hamm") under a floor plan financing agreement with Orix. The Orix floor plan agreement calls for repayment of principal and interest over periods ranging from thirty to forty-eight months, with a balloon payment for the remaining outstanding balance. At January 31, 1996, the aggregate indebtedness owed to Orix was $1,129,000. The Orix notes bear interest at the highest prevailing prime rates of certain major United States banks, plus 2% per annum.

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

Effective February 17, 1996, Western acquired substantially all of the operating assets used by Case Corporation ("Case") in connection with its business of servicing and distributing Case construction equipment at a facility located in Sacramento, California (the "Sacramento Operation"). The acquisition was consummated for approximately $630,000 in cash, $1,589,900 in installment notes payable to Case and the assumption of $3,965,000 in inventory floor plan debt with Case and its affiliates. The acquisition is being accounted for as a purchase.

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

On October 10, 1995, using proceeds from WPE's initial public offering, Western retired the $2,175,000 real estate note given to Case for the purchase of the Sparks, Nevada real estate in September 1994. Western is in the process of consummating a transaction with an institutional lender to provide Western with a conventional mortgage on the property in the amount of $1,330,000 to be secured by the Sparks, Nevada real estate. Such transaction is expected to close in WPE's third quarter.

During the six months ended January 31, 1996, cash and cash equivalents increased by $14,496,000 primarily due to the Hutchinson Transaction. The Company had positive cash flow from operations during the period as a decrease in accounts receivable was sufficient to more than offset declines in accounts payable and accruals. The proceeds from the Auburn facility sale leaseback transaction were sufficient to retire the related note payable to Case. Purchases of fixed assets during the period were related mainly to the opening of new distribution outlets. The Company's cash and cash equivalents of $18,984,000 as of January 31, 1996 and available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months for WPE's operations. The Company also intends to acquire additional businesses with the proceeds of the Hutchinson Transaction. As of the date of the original 10-Q (March 14, 1996) there were no acquisitions pending.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS
- ------------

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


- ---------------

1. Incorporated by reference, filed as an exhibit to the Current Report on Form 8-K filed by the Company's subsidiary, Western Power & Equipment Corp., on March 14, 1996.


(b) REPORTS ON FORM 8-K
- -----------------------
         None

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             AMERICAN UNITED GLOBAL, INC.


May 20, 1996


                                        By:
                                             ------------------------------
                                             Robert M. Rubin
                                             Chairman and
                                             Acting Chief Financial Officer