Form 10-Q/A
period 1996-01-31
AMERICAN UNITED GLOBAL INC
filed 1996-08-22
CIK 859792

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


                             AMERICAN UNITED GLOBAL, INC.
                 ----------------------------------------------------
                (Exact name of registrant as specified in its charter)


                  DELAWARE                           95-4359228
     -------------------------------         ----------------------------
     (State or other jurisdiction of         (I.R.S. Employer I.D. Number)
      incorporation or organization)


         25 HIGHLAND BLVD., DIX HILLS, NY               11746
     ---------------------------------------           --------
     (Address of principal executive offices)          Zip Code


                      Registrant's telephone no.:  516-254-2134
                                                   -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirement for the past 90 days.

                           YES   X                NO
                                ----                  ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

             Title of Class                          Number of Shares
              Common Stock                              Outstanding
        (par value $.01 per share)                       5,689,479

                             AMERICAN UNITED GLOBAL, INC.

                                        INDEX


PART I.     FINANCIAL INFORMATION                                    Page Number

  Item 1.  Financial Statements

   Consolidated Balance Sheets
    January 31, 1996 (Unaudited) and July 31, 1995 . . . . . . . . .    1

   Consolidated Statements of Income
    Three months ended January 31, 1996
    and January 31, 1995 (Unaudited) . . . . . . . . . . . . . . . .    2

   Consolidated Statements of Income
    Six months ended January 31, 1996
    and January 31, 1995 (Unaudited) . . . . . . . . . . . . . . . .    3

   Consolidated Statement of Shareholders'
    Equity (Unaudited) . . . . . . . . . . . . . . . . . . . . . . .    4

   Consolidated Statements of Cash Flows
    Six months ended January 31, 1996
    and January 31, 1995 (Unaudited) . . . . . . . . . . . . . . . .    5

  Notes to Consolidated Financial Statements . . . . . . . . . . . .   6-9

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . .  10-14


PART II.    OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .    N/A

  Item 2.  Changes In Securities . . . . . . . . . . . . . . . . . .    N/A

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . .    N/A

  Item 4.  Submission Of Matters To A Vote Of Security
           Holders . . . . . . . . . . . . . . . . . . . . . . . . .    N/A

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .    N/A

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .    15

                                       PART I.
                             AMERICAN UNITED GLOBAL, INC.
ITEM 1.                            AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                     January 31,   July 31,
                                                        1996         1995
                                                    -----------   -----------
                                                     [Unaudited]
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $18,984,000   $ 4,144,000
  Marketable securities                               3,994,000          -
  Trade accounts receivable (less allowance
  for doubtful accounts of $452,000 and
  $370,000 respectively)                              4,792,000     6,008,000
  Other receivables                                        -        1,102,000
  Inventories                                        50,202,000    46,413,000
  Prepaid expenses                                       69,000        22,000
                                                    -----------   -----------
         TOTAL CURRENT ASSETS                        78,041,000    57,689,000

  Note receivable (Note 5)                            3,037,000          -
  Property and equipment, net                         5,853,000     7,062,000
  Intangibles and other assets (net of
  accumulated amortization of $854,000
  and $823,000 respectively)                          2,080,000     2,526,000
  Assets held for sale                                     -        9,552,000
                                                    -----------   -----------
         TOTAL ASSETS                               $89,011,000   $76,829,000
                                                    -----------   -----------
                                                    -----------   -----------

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Borrowings under floor financing lines            $41,572,000   $37,072,000
  Short-term borrowings                                 506,000     6,023,000
  Accounts Payable                                    1,375,000     2,171,000
  Accrued liabilities                                 1,490,000     1,505,000
  Income taxes payable                                5,213,000       896,000
                                                    -----------   -----------
         TOTAL CURRENT LIABILITIES                   50,156,000    47,667,000
                                                    -----------   -----------

Long term borrowings                                    939,000          -
Other non-current liabilities                              -          352,000
Minority Interest                                     8,922,000     8,556,000
                                                    -----------   -----------
         TOTAL LIABILITIES                           60,017,000    56,575,000
                                                    -----------   -----------

Commitments and contingencies (Note 4)
Shareholders' equity:
Preferred stock:
  Class A - 12.5% cumulative, $1.00 per share
   liquidation value, $.01 par value, 1,200,000
   shares authorized; none issued and outstanding          -             -
  Class B - $.01 par value; 1,500,000 shares
   authorized; none issued and outstanding                 -             -
Common stock-$.01 par value; 20,000,000 shares
  authorized; 5,689,749 and 5,654,479
  issued and outstanding, respectively                   57,000        57,000
Additional contributed capital                       16,327,000    15,889,000
Note receivable from shareholder                    (   150,000)  (   184,000)
Retained earnings                                    12,760,000     4,492,000
                                                    -----------   -----------
         TOTAL SHAREHOLDERS' EQUITY                  28,994,000    20,254,000
                                                    -----------   -----------
         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $89,011,000   $76,829,000
                                                    -----------   -----------
                                                    -----------   -----------

             See accompanying notes to consolidated financial statements.

                             AMERICAN UNITED GLOBAL, INC.
                                   AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)

                                                         Three Months Ended
                                                             January 31,
                                                        1996            1995
                                                    -----------   -----------

Net Sales                                           $25,772,000   $20,315,000
Cost of goods sold                                   23,044,000    18,186,000
                                                    -----------   -----------
     GROSS PROFIT                                     2,728,000     2,129,000

Selling, general and administrative expenses          1,803,000     1,380,000
                                                    -----------   -----------
     OPERATING INCOME                                   925,000       749,000

Other Income (Expense)
  Interest income                                        77,000         5,000
  Interest expense (net)                            (   501,000)  (   261,000)
                                                    -----------   -----------
Income from continuing operations before income
  taxes and minority interest                           501,000       493,000

Provision for income taxes                              183,000       212,000
Minority interest in earnings of consolidated
  subsidiary                                            140,000          -
                                                    -----------   -----------

Income from continuing operations                       178,000       281,000

Discontinued Operations - Gain on Sale of wholly
 owned subsidiaries (less applicable income
 taxes of $5,025,000) (Note 5)                        7,539,000          -

Discontinued Operations - Loss from operations of
 subsidiaries sold (less applicable income taxes
 of ($146,000) and ($188,000) respectively)         (   175,000)  (   246,000)
                                                    -----------   -----------

Net income                                          $ 7,542,000   $    35,000
                                                    -----------   -----------
                                                    -----------   -----------

Earnings per common and common equivalent share:
  Continuing operations                                   $ .03         $ .05
  Discontinued operations                                (  .03)        ( .04)
  Gain on sale of wholly owned subsidiaries                1.32            -
                                                    -----------   -----------
  Net income                                              $1.32         $ .01
                                                    -----------   -----------
                                                    -----------   -----------

Weighted average number of shares                     5,690,000     5,654,000


            See accompanying notes to consolidated financial statements.

                             AMERICAN UNITED GLOBAL, INC.
                                   AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)

                                                          Six Months Ended
                                                             January 31,
                                                        1996            1995
                                                    -----------   -----------

Net Sales                                          $48,925,000    $39,125,000
Cost of goods sold                                   43,493,000    34,605,000
                                                    -----------   -----------
     GROSS PROFIT                                     5,432,000     4,520,000

Selling, general and administrative expenses          3,522,000     2,746,000
                                                    -----------   -----------
     OPERATING INCOME                                 1,910,000     1,774,000

Other Income (Expense)
  Other income (expense)                                175,000        18,000
  Interest expense (net)                            (   741,000)  (   533,000)
                                                    -----------   -----------
Income from continuing operations before income
  taxes and minority interest                         1,344,000     1,259,000

Provision for income taxes                              503,000       503,000
Minority interest in earnings of consolidated
  subsidiary                                            366,000          -
                                                    -----------   -----------

Income from continuing operations                       475,000       756,000

Discontinued Operation - Gain on Sale of wholly
 owned subsidiaries (less applicable income
 taxes of $5,025,000) (Note 5)                        7,539,000          -

Discontinued Operations - Income from operations
 of subsidiaries sold (less applicable income
 taxes of $169,000 and $91,000 respectively             254,000       134,000
                                                    -----------   -----------

Net income                                          $ 8,268,000   $   890,000
                                                    -----------   -----------
                                                    -----------   -----------

Earnings per common and common equivalent share:
  Continuing operations                                   $ .08         $ .14
  Discontinued operations                                   .05           .02
  Gain on sale of wholly owned subsidiaries                1.32            -
                                                    -----------   -----------
  Net income                                              $1.45         $ .16
                                                    -----------   -----------
                                                    -----------   -----------

Weighted average number of shares                     5,688,749     5,654,000



            See accompanying notes to consolidated financial statements.

                             AMERICAN UNITED GLOBAL, INC.
                                   AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                     (UNAUDITED)


                                                                                            Note
                                                    Common Stock          Additional      Receivable       Total         Total
                                                      Number of          Contributed        from         Retained     Shareholders'
                                               SHARES          AMOUNT      CAPITAL       SHAREHOLDER     EARNINGS        EQUITY
                                             ---------        -------    -----------     -----------    ----------    -------------
Balance at July 31, 1995                     5,655,000        $57,000    $15,889,000      ($184,000)    $4,492,000    $20,254,000

Net income                                        -              -              -              -         8,268,000      8,268,000

Issuance of common shares
  as compensation                                6,000           -            15,000           -              -            15,000

Satisfaction of note receivable
  from shareholder                                -              -              -            34,000           -            34,000

Warrants exercised                              28,000           -            90,000           -              -            90,000

Options exercised                                1,000           -             1,000           -              -             1,000

Deferred compensation                             -              -           332,000           -              -           332,000
                                             ---------        -------    -----------      ---------     ----------    -----------

Balance at January 31, 1996                  5,690,000        $57,000    $16,327,000      ($150,000)   $12,760,000    $28,994,000
                                             ---------        -------    -----------      ---------     ----------    -----------
                                             ---------        -------    -----------      ---------     ----------    -----------




          See accompanying notes to consolidated financial statements.

                             AMERICAN UNITED GLOBAL, INC.
                                   AND SUBSIDIARIES
                    CONSOLIDATED FINANCIAL STATEMENT OF CASH FLOWS
                             INCREASE (DECREASE) IN CASH
                                     (UNAUDITED)

                                                          Six Months Ended
                                                             January 31,
                                                        1996            1995
                                                    -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $ 8,268,000   $   890,000
  Adjustment to reconcile net income
     to net cash provided by operating
     activities:
     Discontinued operations                        ( 7,793,000)         -
     Depreciation and amortization                      405,000       715,000
     Loss on sale of fixed assets                   (     1,000)      113,000
     Stock in lieu of compensation                       15,000        32,000
     Income applicable to minority interest             366,000          -
     Change in assets and liabilities, net of
     effects of acquisition & dispositions:
     Accounts receivable                              2,318,000       460,000
     Inventories                                    ( 3,790,000)   10,155,000
     Inventory floor plan financing                   3,583,000   (10,212,000)
     Prepaid expenses and other assets              (    60,000)      904,000
     Accounts payable                               ( 1,257,000)  ( 1,242,000)
     Other accrued liabilities                           43,000       475,000
     Income taxes payable                           (   324,000)  (    72,000)
     Other assets                                         5,000
                                                    -----------   -----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES     1,778,000     2,218,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment               (   316,000)  ( 1,539,000)
  Purchase of distribution outlets                         -      (   640,000)
  Proceeds from sale of fixed assets                  2,078,000
  Proceeds from sale of wholly owned subsidiaries    19,493,000          -
  Purchase of marketable securities                 ( 3,994,000)         -
         NET CASH PROVIDED (USED) BY INVESTING
          ACTIVITIES                                 17,261,000   ( 2,179,000)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease               (    34,000)  (    26,000)
  Short term borrowings                             ( 4,599,000)  (   406,000)
  Note receivable from shareholder                         -           50,000
  Exercise of stock warrants and options                 90,000          -
                                                    -----------   -----------
         NET CASH (USED) BY FINANCING ACTIVITIES    ( 4,543,000)  (   382,000)
                                                    -----------   -----------

Net increase (decrease) in cash and cash
 equivalents                                         14,496,000   (   343,000)

Cash and cash equivalents at beginning of period      4,488,000       831,000
                                                    -----------   -----------

Cash and cash equivalents at end of period          $18,984,000   $   488,000
                                                    -----------   -----------
                                                    -----------   -----------


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

NOTE 2 - STATEMENT OF CASH FLOWS

Supplemental disclosure of cash paid during the periods:

                                                  Six Months Ended
                                                     January 31,
                                                 1996           1995
                                             ----------       --------
 Interest                                    $  997,000       $968,000
 Income taxes                                $1,327,000       $853,000

Supplemental disclosure of non-cash investing and financing activities:

     1. A capital lease obligation of $926,000 was incurred in December 1995 when the Company consummated a sale leaseback transaction of the Auburn facility.

     2.   A note receivable of $3,037,000 arose due to the Hutchinson
          Transaction.

NOTE 3 - INVENTORIES

Inventories consist of the following:        January 31,    July 31,
                                               1996            1995
                                            -----------    -----------

 Raw materials                             $     -         $ 1,179,000
 Work-in-process                                 -           2,736,000
 Finished goods                                  -           3,379,000
                                            -----------    -----------
                                                 -           7,294,000
LESS: Allowance for obsolete and
      excess inventory                     (     -     )  (    888,000)
                                            -----------    -----------
                                                 -           6,406,000
 Equipment:  New equipment                   39,203,000     36,461,000
             Used equipment                   5,738,000      4,662,000
 Parts                                        5,261,000      5,290,000
                                            -----------    -----------
                                            $50,202,000    $52,819,000
                                            -----------    -----------
                                            -----------    -----------

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

Details of this transaction are as follows:

          Sale price                                       $23,862,000
          Basis of assets sold                               9,634,000
          Deferred compensation                                332,000
          Expenses of sale                                   1,332,000
          Gain on sale before
            income taxes                                    12,564,000
          Income tax provision                               5,025,000
          Gain on sale of wholly
            owned subsidiaries                             $ 7,539,000
                                                           -----------

The deferred compensation charge is a result of the extension of the exercise period with respect to options for 483,598 shares. The extension of the exercise period created a new measurement date for these options which resulted in a $332,000 compensation charge. This extension was granted as a result of the closing of the Hutchinson Transaction in January 1996.

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

During the six months ended January 31, 1996, cash and cash equivalents increased by $14,496,000 primarily due to the Hutchinson Transaction. The Company had positive cash flow from operations during the period as a decrease in accounts receivable was sufficient to more than offset declines in accounts payable and accruals. The proceeds from the Auburn facility sale leaseback transaction were sufficient to retire the related note payable to Case. Purchases of fixed assets during the period were related mainly to the opening of new distribution outlets. The Company's cash and cash equivalents of $18,984,000 as of January 31, 1996 and available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months for WPE's operations. The Company also intends to acquire additional businesses with the proceeds of the Hutchinson Transaction. As of the date of the original 10Q (March 14, 1996) there were no acquisitions pending.

                                        PART II.

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


- --------------------------

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



                                             AMERICAN UNITED GLOBAL, INC.


August 12, 1996


                                        By:
                                             ------------------------------
                                             Robert M. Rubin
                                             Chairman and
                                             Acting Chief Financial Officer