Form 10-Q/A
period 1996-04-30
AMERICAN UNITED GLOBAL INC
filed 1996-08-22
CIK 859792

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
                           -------------------------------
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


                           YES   X                NO
                               ------                ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


             Title of Class                          Number of Shares
              Common Stock                              Outstanding
        (par value $.01 per share)                       5,695,749

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

                                      Part I.
                             AMERICAN UNITED GLOBAL, INC.
ITEM 1.                            AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                                    April 30,      July 31,
                                                      1996           1995
                                                   -----------    ---------
                                                   [Unaudited]
                             ASSETS
                             ------
CURRENT ASSETS:
  Cash and cash equivalents                      $ 15,965,000    $ 4,144,000
  Marketable securities                             6,791,000           -
  Trade accounts receivable (less allowance
  for doubtful accounts of $448,000 and
  $370,000 respectively)                            6,598,000      6,008,000
  Other receivables                                   580,000      1,102,000
  Inventories                                      62,213,000     46,413,000
  Prepaid expenses                                    102,000         22,000
                                                 ------------   ------------
          TOTAL CURRENT ASSETS                     92,249,000     57,689,000
                                                 ------------   ------------

  Note receivable (Note 5)                          3,112,000           -
  Property and equipment, net                       6,936,000      7,062,000
  Intangibles and other assets                      2,323,000      2,526,000
  Assets held for sale                                   -         9,552,000
                                                 ------------   ------------
          TOTAL ASSETS                           $104,620,000    $76,829,000
                                                 ------------   ------------
                                                 ------------   ------------

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Borrowings under floor financing lines          $50,002,000    $37,072,000
  Short-term borrowings                             3,913,000      6,023,000
  Accounts Payable                                  2,656,000      2,171,000
  Accrued liabilities                               2,397,000      1,505,000
  Income taxes payable                              5,413,000        896,000
                                                 ------------   ------------
          TOTAL CURRENT LIABILITIES                64,381,000     47,667,000
                                                 ------------   ------------
Capital lease obligations                           1,658,000           -
Other non-current liabilities                            -           352,000
Minority Interest                                   9,149,000      8,556,000
                                                 ------------   ------------
          TOTAL LIABILITIES                        75,188,000     56,575,000
                                                 ------------   ------------
Commitments and contingencies (Note 4)

SHAREHOLDERS' EQUITY:
Preferred stock:
  Class A - 12.5% cumulative, $1.00 per share
   liquidation value, $.01 par value, 1,200,000
   shares authorized; none issued and outstanding        -              -
  Class B - $.01 par value; 1,500,000 shares
   authorized; none issued and outstanding               -              -
Common stock-$.01 par value; 20,000,000 shares
  authorized; 5,695,749 and 5,654,479
  issued and outstanding, respectively                 57,000         57,000
Additional contributed capital                     16,327,000     15,889,000
Note receivable from shareholder                (     155,000)  (    184,000)
Retained earnings                                  13,203,000      4,492,000
                                                 ------------   ------------
          TOTAL SHAREHOLDERS' EQUITY               29,432,000     20,254,000
                                                 ------------   ------------
          TOTAL LIABILITIES &
            SHAREHOLDERS' EQUITY                 $104,620,000    $76,829,000
                                                 ------------   ------------
                                                 ------------   ------------

             See accompanying notes to consolidated financial statements.

                             AMERICAN UNITED GLOBAL, INC.
                                   AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)


                                                       Three Months Ended
                                                            April 30,
                                                      1996           1995
                                                  -----------    -----------

Net sales                                         $26,136,000    $20,772,000
Cost of goods sold                                 22,854,000     18,235,000
                                                  -----------    -----------
     GROSS PROFIT                                   3,282,000      2,537,000

Selling, general and administrative expenses        2,205,000      1,596,000
                                                  -----------    -----------
     OPERATING INCOME                               1,077,000        941,000

OTHER (INCOME) EXPENSE
  Bridge loan deferred financing costs                   -           118,000
  Other income                                   (    114,000)  (     25,000)
  Interest income                                (    351,000)          -
  Interest expense                                    453,000        346,000
                                                  -----------    -----------
Income from continuing operations before income
  taxes and minority interest                       1,089,000        502,000

Provision for income taxes                            419,000        166,000
Minority interest in earnings of
   consolidated subsidiary                            227,000           -
                                                  -----------    -----------
Income from continuing operations                     443,000        336,000

Discontinued Operations - Income from operations
 of subsidiaries sold (less applicable income
 taxes of $-0- and $322,000 respectively)                -           396,000
                                                  -----------    -----------
Net income                                        $   443,000    $   732,000
                                                  -----------    -----------
                                                  -----------    -----------
Earnings per common and common equivalent share:
Continuing operations                                   $ .08          $ .06
  Discontinued operations                                 -              .07
                                                        -----          -----
  Net income                                            $ .08          $ .13
                                                        -----          -----
                                                        -----          -----
Weighted average number of shares                   5,696,000      5,654,000
                                                  -----------    -----------
                                                  -----------    -----------



            See accompanying notes to consolidated financial statements.

                             AMERICAN UNITED GLOBAL, INC.
                                   AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)

                                                      Nine Months Ended
                                                           April 30,
                                                      1996           1995
                                                  -----------    -----------

Net Sales                                         $75,061,000    $59,897,000
Cost of goods sold                                 66,347,000     52,840,000
                                                  -----------    -----------
     GROSS PROFIT                                   8,714,000      7,057,000

Selling, general and administrative expenses        5,727,000      4,342,000
                                                  -----------    -----------
     OPERATING INCOME                               2,987,000      2,715,000

OTHER (INCOME) EXPENSE
  Bridge loan deferred financing costs                   -           118,000
  Interest income                                (    351,000)          -
  Other income                                   (    289,000)  (     43,000)
 Interest expens                                    1,194,000        879,000
                                                  -----------    -----------
Income from continuing operations before income
  taxes and minority interest                       2,433,000      1,761,000

Provision for income taxes                            922,000        669,000
Minority interest in earnings of
 consolidated subsidiary                              593,000           -
                                                  -----------    -----------
Income from continuing operations                     918,000      1,092,000

Discontinued Operations - Gain on Sale of
 wholly owned subsidiaries (less applicable
 income taxes of $5,025,000) (Note 5)               7,539,000           -

Discontinued Operations - Income from operations
 of subsidiaries sold (less applicable income
 taxes of $169,000 and $413,000 respectively)         254,000        530,000
                                                  -----------    -----------
Net income                                        $ 8,711,000    $ 1,622,000
                                                  -----------    -----------
                                                  -----------    -----------
Earnings per common and common equivalent share:
  Continuing operations                                 $ .16          $ .19
  Discontinued operations                                 .05            .10
  Gain on sale of wholly owned subsidiaries              1.32             -
                                                        -----          -----
  Net income                                            $1.53          $ .29
                                                        -----          -----
                                                        -----          -----
Weighted average number of shares                   5,691,000      5,654,000
                                                    ---------      ---------
                                                    ---------      ---------


            See accompanying notes to consolidated financial statements.


                                                    AMERICAN UNITED GLOBAL, INC.
                                                           AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                              (UNAUDITED)

                                                                                       Note
                                                Common Stock         Additional     Receivable      Total        Total
                                                  Number of          Contributed       from        Retained   Shareholders'
                                            Shares         Amount      Capital      Shareholder    Earnings      Equity
                                            ------         ------     ---------     -----------    --------    ----------
Balance at July 31, 1995                  5,655,000       $57,000   $15,889,000     ($184,000)   $4,492,000   $20,254,000

Net income                                     -             -             -             -        8,711,000     8,711,000

Issuance of common shares
  as compensation                            12,000          -           15,000          -             -           15,000

Satisfaction of note receivable
  from shareholder                             -             -             -           29,000          -           29,000

Warrants exercised                           28,000          -           90,000          -             -           90,000

Options exercised                             1,000          -            1,000          -             -            1,000

Deferred compensation                          -             -          332,000          -             -          332,000

Balance at April 30, 1996                 5,696,000       $57,000   $16,327,000     ($155,000)  $13,203,000   $29,432,000
                                          ---------       -------   -----------      --------   -----------   -----------
                                          ---------       -------   -----------      --------   -----------   -----------

                  See accompanying notes to consolidated financial statements.

                             AMERICAN UNITED GLOBAL, INC.
                                   AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                             INCREASE (DECREASE) IN CASH
                                     (UNAUDITED)

                                                       Nine Months Ended
                                                            April 30,
                                                       1996          1995
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $ 8,711,000    $ 1,622,000
  Adjustment to reconcile net income
     to net cash provided by operating
     activities:
     Discontinued operations                     (  7,793,000)          -
     Depreciation and amortization                    640,000      1,273,000
     Loss on sale of fixed assets                (      1,000)       120,000
     Stock in lieu of compensation                     15,000         32,000
     Income applicable to minority interest           593,000           -
     Change in assets and liabilities, net of
     effects of acquisition & dispositions:
     Accounts receivable                              810,000   (  1,914,000)
     Other receivables                           (    580,000)          -
     Inventories                                 ( 10,450,000)     3,508,000
     Inventory floor plan financing                 8,050,000   (  2,388,000)
     Prepaid expenses and other assets           (     79,000)       928,000
     Accounts payable                            (    150,000)       301,000
     Other accrued liabilities                        962,000      1,061,000
     Income taxes payable                        (     38,000)  (      3,000)
     Other assets                                (    106,000)          -
                                                  -----------    -----------
        NET CASH PROVIDED BY OPERATING
         ACTIVITIES                                   584,000      4,540,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment            (    538,000)  (  2,345,000)
  Purchase of distribution outlets               (    603,000)  (    640,000)
  Proceeds from sale of fixed assets                2,078,000          8,000
  Proceeds from sale of wholly owned
   subsidiaries                                    19,493,000           -
  Purchase of marketable securities              (  6,791,000)          -
                                                  -----------    -----------
         NET CASH PROVIDED (USED) BY
          INVESTING ACTIVITIES                     13,639,000   (  2,977,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease            (     53,000)  (     39,000)
  Short term borrowings                          (  2,783,000)  (  1,804,000)
  Note receivable from shareholder                       -            50,000
  Exercise of stock warrants and options               90,000           -
  Bridge loan                                            -           250,000
                                                  -----------    -----------
         NET CASH (USED) BY FINANCING ACTIVITIES (  2,746,000)  (  1,543,000)
                                                  -----------    -----------
Net increase in cash and cash equivalents          11,477,000         20,000

Cash and cash equivalents at beginning of period    4,488,000        831,000
                                                  -----------    -----------
Cash and cash equivalents at end of period        $15,965,000    $   851,000
                                                  -----------    -----------
                                                  -----------    -----------


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


NOTE 2 - STATEMENT OF CASH FLOWS

Supplemental disclosure of cash paid during the periods:

                        Nine Months Ended
                             April 30,
                       1996           1995
                       ----           ----
 Interest           $1,440,000     $1,079,000

 Income taxes       $1,561,000     $  950,000


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

NOTE 3 - INVENTORIES

Inventories consist of the following:               April 30,        July 31,

                                                       1996            1995
                                                   ------------    -----------

 Raw materials                                     $     -         $ 1,179,000
 Work-in-process                                         -           2,736,000
 Finished goods                                          -           3,379,000
                                                    -----------    -----------
                                                         -           7,294,000
LESS: Allowance for obsolete and
      excess inventory                             (     -     )  (    888,000)
                                                    -----------    -----------
                                                         -           6,406,000
 Equipment:  New equipment                           51,088,000     36,461,000
             Used equipment                           5,196,000      4,662,000
 Parts                                                5,929,000      5,290,000
                                                    -----------    -----------
                                                    $62,213,000    $52,819,000
                                                    -----------    -----------
                                                    -----------    -----------
Balance sheet presentation of inventory
Inventories                                         $62,213,000    $46,413,000
Included in assets held for sale                           -         6,406,000
                                                    -----------    -----------
                                                    $62,213,000    $52,819,000
                                                    -----------    -----------
                                                    -----------    -----------

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

Details of this transaction are as follows:

          Sale price               $23,862,000

          Basis of assets sold       9,634,000
          Deferred compensation        332,000
          Expenses of sale           1,332,000
                                   -----------
          Gain on sale before
            income taxes            12,564,000

          Income tax provision       5,025,000
                                   -----------
          Gain on sale of wholly
            owned subsidiaries     $ 7,539,000
                                   -----------
                                   -----------

The deferred compensation charge is a result of the extension of the exercise period with respect to options for 483,598 shares. The extension of the excercise period created a new measurement date for these options which resulted in a $332,000 compensation charge. This extension was granted as a result of the closing of the Hutchinson Transaction in January 1996.

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

     10.1 Commercial Lease, dated as of March 1, 1996, by and between Western and McLain-Rubin Realty Company, L.L.C. for Sacramento, California facility, including First Amendment to Commercial Lease, dated as of March 1, 1996. (1)

(b)  REPORTS ON FORM 8-K

     None




- -------------

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



                                             AMERICAN UNITED GLOBAL, INC.


August 12, 1996


                                        By:
                                             --------------------------------
                                             Robert M. Rubin
                                             Chairman