Form 10-K
period 1996-07-31
AMERICAN UNITED GLOBAL INC
filed 1996-11-13
CIK 859792

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 1996
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from____________ to_____________

                         Commission file number 0-19404

                          AMERICAN UNITED GLOBAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                              95-4359228
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                         11130 NE 33rd Place, Suite 250
                           Bellevue, Washington 98004
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code (206)803-5400

       Securities registered pursuant to Section 12(b) of the Exchange Act

Title of Each Class                    Name of Each Exchange of Which Registered
-------------------                    -----------------------------------------

      None                                                 None
      ----                                                 ----


           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
           -----------------------------------------------------------
                                (Title of Class)

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days. Yes    X    NO
                       -----     -----

      Transitional Small Business Disclosure Format Yes      NO    X
                                                       -----     -----

      Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                      -----

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of November 7, 1996 was $48,989,100.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

  Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                     Yes          NO
                                        -----       -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

  The number of shares outstanding of the registrant's Common Stock, $.01 Par
                Value, on November 6, 1996 was 7,266,382 shares.

                    Documents incorporated by reference: None

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

      American United Global, Inc., a Delaware corporation (the "Company"), through its operating subsidiaries, is engaged in two distinct businesses; a technology business and a distribution business.

      The Company's technology business provides computer software and networking as well as telecommunications products and services. Such products and services currently consist of:

      (a) a remote access connectivity software protocol, known as Nterprise(TM), which allows users to run Microsoft Windows(TM) applications, such as Word(TM), Excel(TM) and PowerPoint(TM), on existing UNIX workstations, X-terminals and other X-compatable devices;

      (b) an electronic mail communications management software product, marketed as EMail ConnectionR, and an e-mail product and Internet browser designed for children, marketed as E Mail for Kids(TM) and Kids Web(TM);

      (c) providing network engineering, design and consultation services; network security; remote network management and monitoring as well as Intranet development; and

      (d) providing a regional Internet/Intranet telecommunication service in the form of high bandwidth Internet connectivity and hosting for businesses in the Pacific Northwest.

      The Company has also entered into a letter of intent to acquire businesses which provide site acquisition, zoning, architectural and engineering services to the wireless communications industry.

      The Company's distribution business consists of the sale, service and leasing, as a retail distributor, of light and medium-sized construction equipment, parts and other products manufactured principally by Case Corporation. Such distribution business operates through the Company's 56.6%-owned subsidiary, Western Power & Equipment Corp., a Delaware corporation ("Western"). Western principally operates as an authorized Case Corporation ("Case") dealer through 19 retail distribution facilities located in the States of Washington, Oregon, California and Nevada. The construction equipment distributed by the Company is used in the construction of residential and office buildings, roads, levees, dams, underground power projects, forestry projects, municipal construction and other construction projects.

      Prior to January 1996, the Company also operated a manufacturing business through two operating subsidiaries: (i) the National O-Ring division of American United Products, Inc., a California corporation ("AUP"), which manufactured and distributed standard-size, low cost synthetic rubber o-ring sealing devices for use in automotive and industrial applications and (ii) the Stillman Seal division of American United Seal, Inc., a California corporation ("AUS"), which specialized in the design, manufacture and distribution of rubber-to-metal bonded sealing devices for use in commercial, aerospace, defense and communications industry applications.

On January 19, 1996, the Company sold all of the operating assets of the manufacturing business. See, "History and Recent Acquisitions," below.

History and Recent Acquisitions

      The Company was initially organized as a New York corporation on June 22, 1988 under the name Alrom Corp. ("the Company"), and completed an initial public offering of securities in August 1990. Effective on May 21, 1991, the Company acquired by merger American United Global, Inc., a California corporation ("AUG"), and the AUP and AUS wholly-owned operating subsidiaries of AUG (the "AUG Merger"). As a result of the AUG Merger, AUG became the wholly-owned subsidiary of the Company, and the former shareholders of AUG gained control of the Company through the ownership of approximately 78% of the then outstanding Company Common Stock. Prior to the AUG Merger, the Company had no operations. The Company effected a statutory merger in December 1991, pursuant to which the Company was reincorporated in the State of Delaware under the name American United Global, Inc.

      Effective June 1, 1992, through a wholly-owned subsidiary, the Company acquired substantially all of the assets of Aerodynamic Engineering, Inc. ("Aero") and certain assets owned and used by Aero, a company engaged in the business of precision machining metal parts for the aerospace and defense industries. The Company sold the assets of its AEI subsidiary on April 29, 1994.

      Effective November 1, 1992, the Company's newly-formed Western subsidiary completed the acquisition from Case of certain assets used in connection with seven separate Case retail construction equipment distribution operations located in the States of Washington and Oregon.

      Effective September 10, 1994 Western purchased from Case two retail construction equipment distribution outlets located in Sparks, Nevada and Fremont, California. In December 1994 Western relocated the Fremont outlet to Hayward, California. Under the terms of the 1994 Case transaction, Western was obligated to open two additional distribution outlets in Northern California. In March 1995 Western opened a retail store in Santa Rosa, California. In August 1995 Western opened a retail store in Salinas, California. See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Liquidity and Capital Resources--Liquidity and Capital Resources."

      In June 1995 Western completed an initial public offering of 1,495,000 shares of its common stock. This public offering reduced the Company's interest in Western to 56.6%.

      In January 1996, the Company and each of its AUG, AUP and AUS subsidiaries, sold all of the assets of the National O-Ring and Stillman Seal businesses comprising the manufacturing business of the Company to, and substantially all of the liabilities associated with operation of such manufacturing business were assumed by, subsidiaries of Hutchinson Corporation ("Hutchinson"). A subsidiary of Total America, Inc., a New York Stock Exchange listed company ("Total"), Hutchinson produces a variety of rubber related products for three market sectors; automotive, consumer and industrial use.

      The purchase price paid by Hutchinson for the manufacturing business was $24,500,000, $20,825,000 of which was paid in cash and the aggregate $3,675,000 balance was paid by delivery of two 24-month non-interest bearing promissory notes. The Hutchinson notes, which have been discounted for financial statement presentation by $638,000, are guaranteed by Total.

      Following the sale of its manufacturing business, the Company's Board of Directors and senior management sought to refocus the business direction of the Company and determined that stockholder value could best be enhanced by entering the computing and telecommunications industries. As a result, the Company embarked upon an acquisition program and, between May and November 1996, acquired three companies and contracted to acquire a fourth. The terms of such acquisitions are summarized as follows:

      Effective as of May 1, 1996, the Company acquired, through a merger with an acquisition subsidiary of the Company consummated in August 1996 (the "ConnectSoft Merger"), all of the outstanding capital stock of ConnectSoft, Inc. ("ConnectSoft"), a private company located in Bellevue, Washington, which provides a variety of computer software products and services. In connection with the ConnectSoft Merger, ConnectSoft shareholders received, on a pro rata basis, an aggregate 972,351 shares of the Company's Series B Preferred Stock (the "Preferred Stock"). Such Preferred Stock does not pay a dividend, is not subject to redemption, has a liquidation preference of $3.50 per share over Company Common Stock and votes together with the Company Common Stock as a single class on a one share for one vote basis. Each share of Preferred Stock is convertible into shares of Company Common Stock at the holder's option into a minimum of 972,351 shares of Company Common Stock and a maximum of 2,917,053 shares of Company Common Stock, based upon certain criteria. The Preferred Stock may be converted into shares of Company Common Stock as follows:

            (i) Each share of Preferred Stock may be converted, at any time, into one share of Company Common Stock (a minimum of 972,351 shares of such Common Stock if all such shares of Preferred Stock are so converted);

            (ii) In the event that the "Combined Pre-Tax Income" (as defined) of any or all of the "Subject Entities" (as defined) in any one of the three fiscal years ending July 31, 1997, July 31, 1998, or July 31, 1999 (each a "Measuring Fiscal Year" and collectively, the "Measuring Fiscal Years"):

               (a) shall equal or exceed $3,000,000, each share of Preferred Stock may be converted into two shares of Company Common Stock (a maximum of 1,944,702 shares of such Common Stock if all such shares of Preferred Stock are so converted); or

               (b) shall equal or exceed $5,000,000, each share of Preferred Stock may be converted into three shares of Company Common Stock (a maximum of 2,917,053 shares of such Common Stock if all such shares of Preferred Stock are so converted).

The "Subject Entities" include ConnectSoft and its consolidated subsidiaries (if any) and eXodus Technologies, Inc., a direct 75%-owned subsidiary of the Company ("eXodus") which has developed and is marketing the Nterprise remote access connectivity software originated by ConnectSoft. The 25% of eXodus not owned by the Company is held by current management and employees of eXodus, some of whom were pre-ConnectSoft Merger shareholders of ConnectSoft. Such persons waived their right to receive shares of Preferred Stock in the ConnectSoft Merger in consideration of their receipt of shares of eXodus. The Company intends to change the name of eXodus to Extare Technologies, Inc.

      The ConnectSoft Merger Agreement also provides that each share of Preferred Stock may be converted into three shares of Company Common Stock, notwithstanding the levels of Combined Pre-Tax Income achieved, in the event that (i) the Company sells the assets or securities of any of the Subject Entities for consideration aggregating $5,000,000 or more, (ii) the Company consummates an initial public offering of the securities of any of the Subject Entities (an "IPO") resulting in gross proceeds in excess of $10,000,000, or in a market valuation for 100% of the issuer's common stock equaling or exceeding $50,000,000, or (iii) a transaction occurs with any third party (whether tender offer, merger, consolidation or other combination) with the result that no shares of Company common stock will be publicly traded on The NASDAQ Stock Market or any other national securities exchange.

      Prior to consummation of the ConnectSoft Merger, the Company provided interim working capital financing for ConnectSoft which aggregated approximately $3.4 million, assumed all of ConnectSoft's operating expenses and liabilities, and received proxies to vote approximately 80% of the outstanding ConnectSoft capital stock in favor of the ConnectSoft Merger. The Company also agreed to increase its aggregate funding commitments to ConnectSoft and its related companies to a minimum of $5.0 million.

      In September 1996, the Company acquired, through a merger with a newly formed acquisition subsidiary of the Company (the "Interglobe Merger"), all of the outstanding capital stock of Interglobe Networks, Inc. ("Interglobe"), a private company providing engineering, design and consulting services for users and providers of telecommunications facilities on the Internet and other media. Pursuant to the terms of the Interglobe Merger, the Interglobe shareholders received the aggregate sum of $400,000 plus an aggregate of 800,000 shares of the Company's Common Stock.

      The former stockholders of Interglobe also received four-year employment agreements with Interglobe and the Company pursuant to which they received seven-year options to purchase an additional aggregate 800,000 shares of Company Common Stock at an exercise price of $6.00 per share (the "Interglobe Options"). The Interglobe Options shall vest and be exercisable (i)

25% on July 31, 1997 in the event that Interglobe achieves at least $250,000 of Pre-Tax Income (as defined) in the year ending July 31, 1997, (ii) 25% on July 31, 1998 in the event that Interglobe achieves at least $1,000,000 of Pre-Tax Income (as defined) in the year ending July 31, 1998, (iii) 25% on July 31, 1999 in the event that Interglobe achieves at least $2,000,000 of Pre-Tax Income in the year ending July 31, 1999, and (iv) the balance of such Interglobe Options in the event that Interglobe achieves at least $4,500,000 of Pre-Tax Income in the year ending July 31, 2000. Alternatively, all 800,000 Interglobe Options shall vest if, during the period commencing upon closing the Merger and terminating on July 31, 2000, the accumulated Pre-Tax Income of Interglobe has equalled or exceeded $7,750,000. In the event that a change in control of the Company occurs, or the Company effects a sale of all or substantially all of the assets of Interglobe, prior to July 31, 2000, all of the Interglobe Options shall immediately vest upon such occurrence. In addition, the Interglobe agreement provides that if the Company effects a public offering of Interglobe or a sale of Interglobe prior to July 31, 2000, the Interglobe stockholders may elect (but shall not be required) to exchange two-thirds of all Company securities received by them in the Interglobe Merger for an aggregate of 25% of the common stock of Interglobe owned by the Company prior to such transaction.

      Following completion of the Interglobe Merger, Artour Baganov, the President and Chief Executive Officer of Interglobe, was appointed as a member of the Board of Directors of the Company.

      On November 8, 1996 a newly formed wholly owned subsidiary of the Company, Seattle Online Acquisition Corp. (the "Buyer") acquired the assets of Seattle Online, Inc. (the "Seller"), a privately owned company engaged in providing a local internet service in the Pacific Northwest. The purchase price for the assets was the sum of $300,000 and up to 25,000 shares of the Company's Common Stock for use by the Seller in settlement of its debts. Keith Dieffenbach, the President and principal stockholder of the Seller entered into a three-year employment agreement with the Buyer, providing him an annual salary initially set at $125,000 per year, plus a bonus based upon exceeding certain minimum sales levels. Both Mr. Dieffenbach and the other minority stockholder of Seller also entered into non-competition and non-disclosure agreements for the benefit of the Seller and Buyer. In consideration for their covenants contained in such non-competition and non-disclosure agreements, the Company issued to such individuals three year warrants to purchase an aggregate of 333,333 shares of the Company's Common Stock.

      Of such warrants, the minority stockholder of Seller received three year warrants to purchase an aggregate of 28,333 shares of the Company's Common Stock at an exercise price of $6.00 per share. The balance of the warrants to purchase 305,000 shares of the Company's Common Stock were issued to Mr. Dieffenbach and are initially exercisable at $8.50 per share, which exercise price drops to $6.00 per share in the event that the Buyer generates net income before taxes of at least $150,000 at the end of either the six month period ending on May 31, 1997 or the fiscal year of Acquisition ending on July 31, 1997. In the event of a public offering of securities of the Buyer, Mr. Dieffenbach is entitled under certain circumstances (but not required) to exchange his Company warrants and the underlying warrant shares (to the extent of prior exercise of such warrants) for shares aggregating up to 9.15% of the common stock of the Buyer immediately prior to such initial public offering.

      Finally, in the event that the Buyer generates net income before taxes of at least $340,000 and $2,650,000 (such amounts, the "Pre-Tax Income Targets") in the fiscal years ending July 31, 1997 and July 31, 1998 (such years, the "Measuring Years"), respectively (or, under certain circumstances, $2,990,000 of accumulated pre-tax income during both such fiscal years), the Company has agreed to guaranty to Mr. Dieffenbach that, during the 90-day period commencing October 1, 1998 and ending December 31, 1998 the average closing price of the Company's Common Stock, as traded on the Nasdaq National Market or other national securities exchange shall equal or exceed $6.00 per share more than the exercise price for the unexercised warrants; failing which the Company shall either reduce the exercise price of the warrants or repurchase the unexercised warrants at a price to enable the holder of such warrants to make up such difference. The aggregate dollar value of such guaranty is initially $1,830,000, assuming that no warrants have been exercised when the guaranty is applied, but it is subject to pro-rata increase to the extent that the Pre-Tax Income in the two Measuring Years exceeds $2,990,000, provided that in no event shall the guaranty amount exceed $3,660,000 irrespective of the Buyer's accumulated net income before taxes. Conversely, if the net income before taxes of the Buyer in each Measuring Year fails to reach the Pre-Tax Income Targets but (i) does equal or exceed at least 50% of the Pre-Tax Income Targets for each Measuring Year and
(ii) the net income before taxes of the Buyer for its fiscal year ending July 31, 1998 is at least 80% of the net income before taxes for its fiscal year ending July 31, 1997, then the guaranty shall still apply but shall be reduced prorata to reflect the shortfall.

      In October 1996, the Company entered into letters of intent with the stockholders of Broadcast Tower Sites, Inc. and its affiliates (the "BTS Companies"), pursuant to which it is contemplated that the Company will acquire, through a merger transaction (the "BTS Merger") the BTS Companies. The BTS Companies are engaged in providing site acquisition, zoning, architectural and engineering services as well as consulting services, to the wireless telecommunications industry. At the closing of the BTS Merger, it is contemplated that the name of the BTS Companies will be changed. Such new name has not yet been determined.

      Pursuant to the terms of the proposed BTS Merger, the BTS shareholders will receive an aggregate of 507,246 shares of Company Common Stock, certain of which carry registration provisions, $780,000 in cash and three year Company notes aggregating $600,000, bearing interest at the Citibank NA prime rate and payable in installments of $100,000, $200,000 and $300,000 on each of the three anniversary dates of the closing of the BTS Merger. The closing of the BTS Merger is scheduled for December 1996.

      In a related transaction, the Company also agreed to acquire 100% of the capital stock of Arcadia Consulting, Inc. ("Arcadia"), a company recently formed for the purpose of providing consulting services to clients in the wireless telecommunications industry. The Company has agreed to pay a purchase price of $220,000 in cash, plus a combination of shares of Company Common Stock and AUGI notes due March 15, 1998 valued (based on the estimated market price of AUGI Common Stock as traded on Nasdaq on the date of closing of such acquisition) at between approximately $1.3 million and $1.6 million. The closing of the Arcadia acquisition is conditioned upon the Company's acquisition of the BTS Companies, and is scheduled to occur in or about January 1997. Following the Arcadia acquisition, Arcadia will be merged with and into the BTS Companies.

      Upon closing of the BTS Merger, the former stockholders of the BTS Companies and Arcadia will receive three-year employment agreements with the BTS Companies and the Company pursuant to which they will receive, in addition to their base salaries and annual bonuses based upon performance of the BTS Companies, options exercisable over a five year period entitling the holders to purchase an additional aggregate 300,000 shares of Company Common Stock (the "BTS Options"). The BTS Options shall vest and be exercisable (i) 100,000 options on November 30, 1997 in the event that the BTS Companies achieve at least $1,800,000 of Pre-Tax Income (as defined) in the 12 months ending November 30, 1997, (ii) 100,000 options on November 30, 1998 in the event that the BTS Companies achieve at least $2,200,000 of Pre-Tax Income (as defined) in the 12 months ending November 30, 1998, and (iii) 100,000 options on November 30, 1999 in the event that the BTS Companies achieve at least $3,000,000 of Pre-Tax Income in the 12 months ending November 30, 1999. Alternatively, all 300,000 BTS Options shall vest if, during the period commencing upon closing the Merger and terminating on November 30, 1999, the accumulated Pre-Tax Income of the BTS Companies has equalled or exceeded $6,500,000. In the event that a change in control of the Company occurs, or the Company effects a sale of all or substantially all of the assets of the BTS Companies, prior to November 30, 1999, all of the BTS Options shall immediately vest upon such occurrence. In addition, the BTS Merger agreement provides that if the Company effects a public offering of the BTS Companies or a sale of the BTS Companies prior to November 30, 2000, the former BTS Companies and Arcadia stockholders may elect (but shall not be required) to exchange all Company securities received by them in the BTS Merger (the "Exchange Option") for an aggregate of 16.67% of the common stock of the BTS Companies then owned by the Company prior to such transaction.

      Upon completion of the Arcadia acquisition, Solon L. Kandel, the President and sole stockholder of Arcadia, will be employed by the BTS Companies as its President and Chief Executive Officer, under a three year employment agreement containing terms which are substantially identical to those provided to each of the former stockholders of the BTS Companies, including 100,000 Options and an Exchange Option entitling Mr. Kandel to 8.33% of the common stock of the BTS Companies. In addition, Mr. Kandel will be nominated to serve as a member of the Board of Directors of the Company.

THE TECHNOLOGY BUSINESS

General

      The Company's strategy in entering the computing and telecommunications business (the "Technology Business") is to make the Company a significant factor in the rapidly expanding and changing businesses of (i) developing remote access multi-user software and Internet software, (ii) Internet and Intranet engineering, design and consulting services, and (iii) wireless telecommunications services. Through the acquisitions of ConnectSoft, eXodus, Interglobe and Seattle On-Line, the Company is now able to provide:

      (a) a remote access connectivity software protocol which allows users to run Microsoft Windows(TM) applications, such as Word(TM), Excel(TM) and PowerPoint(TM), on existing UNIX workstations, X-terminals and other X-compatable devices;

      (b) an electronic mail communications management software product, marketed as EMail ConnectionR, and and an e-mail product and Internet browser designed for children, marketed as E Mail for Kids(TM) and Kids Web(TM);

      (c) engineering, design and consultation services to users and providers of telecommunications facilities on the Internet and other media; and

      (d) local Internet telecommunication service in the Pacific Northwest.

      In the event that it consummates its acquisition of the BTS Companies in December 1996, the Company will also be able to provide site acquisition, zoning, architectural and engineering services to the wireless communications industry.

Products and Services

      Remote Computing for Multi-user Applications

      New information technologies have enabled businesses to provide their employees with access to business-critical information, such as sales and customer data and financial and technical data. Many of these businesses have made significant investments in information systems infrastructure incorporating a variety of software operating systems, computing platforms and communications protocols. Critical business software applications and personal computing tools have historically been supplied by a variety of different vendors, often resulting in incompatible systems and applications within and among company locations. As a result, demand has increased for computing and telecommunications systems that offer users a number of features, including a standard interface and the ability to integrate enterprise and personal computer applications to local and remote enterprise users.

      Although a majority of personal productivity software is Microsoft Windows(TM) based, with the introduction of Windows 95 and Windows NT, Microsoft has gained industry acceptance for its 32-bit operating systems as a preferred environment for business and enterprise applications. However, the costs associated with purchasing separate desktop Windows compatable PC's for literally hundreds of workstations or "seats" in a large organization are prohibitive. Accordingly, the challenge has been to perfect a modern client-server technology to provide access to Windows applications in a diverse information systems multi-user business environment, which may include DOS systems, UNIX workstations and X-Terminals, which do not support 32-bit Windows application.

      The component software solution developed essentially consists of two principal elements: (i) multi-user software which enables the UNIX or X-Terminal file servers to recognize the Windows 95 and Windows NT protocol (the "Multi-user Software"), and (ii) a remote user interface technology coupled with a client/server protocol software, or language transport, which enables the server to communicate the Windows application to the remote workstations (the "Remoting Software"). The principal manufacturers of Multi-user Software are Citrix Systems, Inc. ("Citrix") and Prologue, S.A. of France ("Prologue"), both of whom sell their products, known as WinFrame(TM) and WinTimes(TM), respectively, under licenses from Microsoft. In addition to Citrix (which possesses its own proprietary Remoting Software) and Prologue, the principal producers of Remoting Software are Network Computing Devices, Inc. ("NCD"), Insignia Solutions, Inc. ("Insignia"), Tektronix Inc. ("Tekronix") and the Company through its eXodus subsidiary. Each of NCD, Insignia and Tektronix act as original equipment manufacturers under separate licenses from Citrix and market their solutions under the names WinCenterPro(TM), NTrigue(TM) and WinDD(TM), respectively. The Company licenses the WinTimes(TM) Multi-user Software from Prologue and markets its remoting solution as an OEM under the name NTerprise(TM). Distribution channels include original equipment manufacturers, direct value added resellers ("VARs") and retailers, as well as direct sales to end-users such as major corporations or government agencies.

      The Company believes that its NTerprise(TM) product possesses certain significant advantages over the Citrix WinFrame(TM) solution and other competing component technology, in that:

      * NTerprise(TM) resides entirely on the enterprises central file server and does not require desktop client modules to be loaded on the user's machine, thereby permitting the users' terminals to range from sophisticated costly workstations to inexpensive X-Terminals;

      * unlike competitive products, which provide only one window for all Windows applications, NTerprise(TM) has multi-window capabilities which allow users to run each Windows application in its own window, thus providing a familiar and easy to use working environment;

      * NTerprise(TM) is not a replacement operating system for Microsoft's Windows NT and, unlike competitive solutions, does not require the customer to purchase a replacement proprietary NT operating system;

      * NTerprise(TM) runs on different hardware-based server platforms, such as Motorola's Power PC(TM) and Intel's Pentium Pro(TM), and, when commercially available, is anticipated to be compatable with Digital Equipment Corporation's Alpha and IBM's Power PC;

      * unlike Citrix's propriety client/server protocol software, ICA (Intelligent Console Architecture), which must be used with more costly intelligent desktop computers, NTerprise(TM) uses standard X-Terminal graphic commands for its client/server protocol and is executed in the server only; thereby permitting the customer the luxury of purchasing or continuing to use inexpensive or even outdated desktop technology.

      The Company is targeting users of UNIX workstations and X-Terminals as the primary market for its NTerprise(TM) product. Its current version supports the Windows NT 3.5 operating system. Subject to Prologue's renewal and expansion of its recently expired license with Microsoft to include the Windows NT 4.0 operating system, the Company anticipates that an NTerprise(TM) version which will support Window NT 4.0 will be available in the near future. In October 1996, Windows NT Magazine, an industry publication (not affiliated with Microsoft Corporation) awarded the Company's NTerprise(TM) product the "UNIX/Windows NT Technical Award" at the UNIX Expo Plus trade show in New York, New York.

      The Company is in the process of demonstrating its NTerprise(TM) solution to a number of potential end-user and distributors, including Motorola. To date, however, no firm orders have been obtained. Current pricing for a server license is $795, and $195 per terminal or "seat" connected. A complete ten-seat license is $1,995, consisting of a server license and a ten user license.

      Retail Software

      Through its ConnectSoft, Inc. subsidiary, the Company develops and sells three retail software products. EMail Connection(R) is an electronic mail communications management package which collects email from commercial online sources, such as Prodigy, America Online and many other Internet access providers. Many computer users have multiple addresses and EMail ConnectionR simplifies collecting electronic mail. In addition, it allows encrypted message transfers, supports SkyTel Pager communications and receives telecopier transmissions.

      The two other ConnectSoft products are children's applications - an Internet browser product as an email product designed for children between five and 10 years old. The email product, known as EMail for Kids(TM), has similar features as EMail Connection(R) in that it allows access to popular online services and the Internet. KidWeb(TM) allows children access to the various Internet services and provides an easy to understand web brower using animated characters. However, the Company believes that the unique feature of its children's software products are that parents are capable of regulating the content of email messages and restrict which Web pages their child can view. Parents can create a Web "neighborhood" of pre-approved sites, and disallow access to other Web sites deemed by them objectionable or inappropriate for viewing. FIND S.V.P. User's Survey for 1995 calculated that approximately 6.5 million American personal computer family households purchased children's software in 1995 and approximately 41% of all Internet users named e-mail as the principal reason for their access to the Internet.

      The Company recently began marketing its retail products through distributors, such as Tech Deta, Micro Central and Navarre. Suggested retail prices are EMail Connection(R) - $49.95; KidWeb(TM) - $39.95; and EMail for Kids(TM) - $29.95.

      Internet Engineering, Design and Consulting

      Through its acquisition of InterGlobe Networks, Inc.("Interglobe"), the Company provides network system implementation and consulting for corporate Intranet and Internet communications systems. Services and software provided by InterGlobe include:

      Network Design and Management Services.

      InterGlobe provides network design and management for businesses and individuals with obsolete or deficient network structures. The rapid advance of network systems necessitates a comprehensive solution to obsolescence which includes evaluation, network design and implementation for functional effectiveness. In addition to managing ConnectSoft's existing Network Operation Center ("NOC") located in Seattle, Washington, InterGlobe has recently commenced providing consulting services for Compuserve Incorporated, which includes building a NOC in Columbus, Ohio and providing ongoing support services for the facility. Compuserve is a major online service providing business network and Internet access to its subscribers. InterGlobe provides ongoing technical support with automatic and remote monitoring for its network design systems. The Company believes that there will be considerable growth in providing ongoing support services for clients networks, as a result of which the Company is in the process of increasing its engineering and support staff.

      Corporate Intranet Systems and Connectivity Software

      InterGlobe also develops custom built Intranet systems designed for corporate clients, who desire access to a paperless intra-office and external communications email system. Its current major customer is the Eddie Bauer. Inc, retail chain.

      Consulting and System Integration

      In addition to designing networks and managing systems for specific customers, InterGlobe also provides specialized Internet and Intranet consulting services for corporate clients. Its customers include GE Capital Corporation, US West, The American Automobile Association and Hewlett Packard Corporation.

      Regional Internet Service

      The Company's subsidiary, Seattle OnLine Corp. ("Seattle OnLine") is engaged in the production of regional web-sites that showcase metropolitan areas. Seattle OnLine is a full solution Internet marketing firm that designs, builds and manages corporate Inter/Intranet sites, including interactive catalogs and databases for businesses in Seattle, Washington and throughout the nation. Seattle Online has formed alliances and teamed with a number of major corporations with a major regional focus to create a comprehensive metropolitan entertainment and resources guide. Clients include the Seattle Space Needle and the Washington State Ferry System.

      The Company intends to use the Seattle Online concept as a prototype for expansion into other major metropolitan areas, including cities in which Seattle Online is registered to establish regional web-sites showcasing the particular metropolitan area. The Company plans to introduce the marketing program in approximately 18 additional cities in 1997.

Proposed Acquisition of the BTS Companies

      The Company intends to consummate the acquisition of the BTS Companies in December 1996. However, as a definitive BTS Merger Agreement has not, as yet, been executed, there is no assurance that this transaction will be consummated or that the Company will ever provide services to the wireless communications industry. See, "History and Recent Acquisitions," above.

      The BTS Companies provide consulting services to clients involved in a variety of wireless communications (cellular telephone) applications. The BTS Companies offer a variety of turnkey solutions, including site acquisition, zoning and permitting services to facilitate the location of a wireless network broadcasting system, architectural and engineering services related to the design, development and construction of wireless communcations network facilities, management of wireless network sites, and general management of wireless communications network projects.

      The BTS Companies locate appropriate sites for the construction of a wireless network broadcasting system, represent the client in negotiations with the owner-landlord; and provide a comprehensive preliminary site report including photographic survey, preliminary zoning analysis and access and service availabilities. Site zoning and permitting services include obtaining FAA clearing filings and preliminary site plans; obtaining zoning and permitting applications and approvals; preparation of supporting materials for presentation at public hearings; preparation of final site plans and obtaining construction permits. Architectural and engineering services provided include the conduct of site feasibility studies; providing preliminary cost estimates; development of architectural, structural, mechanical and other construction site drawings, plans and specifications (including cable and tray routing); determining of electrical requirements; structural analysis of parapets, roofs, towers, watertanks and other structures; design of heating and air conditioning systems; topographic surveys; soil investigation and reports; and furnishing final "as built" drawings and plans.

      With over 45 architectural, engineering and other professional employees, the BTS Companies have rendered or are rendering continuing services for clients such as American Personal Communications, AT&T Wireless Communications, Bell Atlantic, Bell South Mobility, Shenandoah Mobile Company, Trammel Crow/LCC, dextel Communications and Vanguard Cellular.

Sales and Target Markets

      Remote Computing

      The Company is targeting large national and world-wide organizations using existing UNIX systems and X-Terminals as the primary customers for its remoting technology. In many large establishments, there is a heterogeneous mix of computing platforms, including DOS systems, Windows 3.x systems, UNIX workstations, X-Terminals and Macintosh computers.

In conjunction with its licensed WiNTimes(TM) Multi-User Software, the Company believes that its superior remoting technology will enable it to capture a significant portion of the UNIX workstation and X-Terminal markets.

      The Company is presently testing the NTerprise(TM) product with Motorola Corporation in connection with the introduction of a Windows NT 4.0 application to enhance access by a European country's government agency to information from police stations throughout such country. In the event that Motorola awards a contract to the Company, management believes that revenues under this agreement could equal $10 million over a period of three years. In addition to Motorola, a number of other potential customers have recently requested the Company to provide demonstrations and quotations for the NTerprise(TM) solution.

      To date, the Company has not been awarded a contract for NTerprise(TM) by Motorola or any other customer, and there can be no assurance that any such contract will be awarded or, if awarded, that it will prove meaningful and profitable to the Company. In addition, even if Motorola were to elect to order NTerprise(TM), the Company would not be able to fulfill such contract unless it were able to license the right to sell a software package for use with Microsoft's Windows NT 4.0 operating system. At the present time, the Company has no direct license from Microsoft for Windows NT4.0, and licenses the WiNTimes(TM) Multi-user Software from Prologue only in Windows NT 3.5 version. The Company's agreements with Prologue provide that (subject to certain conditions) at such time as Prologue obtains a license from Microsoft to sell software for the Windows NT4.0 operating system, the Company's license with Prologue will be extended to include the Windows NT4.0 version. On November 8, 1996 Prologue notified the Company that it had been granted a license for Microsoft Windows NT 4.0, and management of the Company has made arrangements to meet with Prologue to finalize such a license extension agreement.

      In the event that Prologue and the Company are not able to reach an agreement in time to enable the Company to fulfill a contract which may be awarded by Motorola or another similar customer, in the absence of the Company's ability to obtain a direct license from Microsoft for Windows NT4.0, or a sublicense from Citrix, the business of the Company could be materially and adversely affected.

      The Company markets its retail EMail ConnectionR, EMail for Kids(TM) and KidWeb(TM) products through three independent distributors, advertising in magazines and trade journals, and aggressively working on product comparisons in computer magazines. The EMail Connection is also marketed directly to customers via on-line sales through the Worldwide Web and through electronic direct mail campaigns to the registered customer base. EMail for Kids and KidWeb are marketed through direct sales programs aimed at schools.

      Interglobe markets its Internet engineering, design and consulting services through advertising in trade journals and magazines customarily used by information systems managers. In addition, Interglobe obtains a number of its customer through client referrals.

      Seattle On-Line advertises its local web site services primarily through advertising in computer publications and trade journals.

License Agreement

      The Company has entered into a three year license with Prologue, effective as of June 1, 1996, pursuant to which the Company was granted: (i) the exclusive right and license to sell, distribute, exploit and demonstrate WiNTimes(TM) within North America, as an original equipment manufacturer in combination with the Company's Remoting Software, for the UNIX and X-Terminal markets; and (ii) a non-exclusive license to sell such products in other markets within such territory. However, such license permits Prologue to license WiNTimes(TM) within the Company's exclusive territory to any other original equipment manufacturer ("OEM") if, after the Company has attempted to sell the WiNTimes(TM)/ NTerprise(TM) combination to a potential OEM customer, a special committee comprised of two Company designees, three Prologue designees and two independent persons shall determine, in good faith, that there is a risk that refusing to grant such a license to the OEM would result in such OEM keeping or acquiring the Citrix NT Multi-user Software in lieu of WiNTimes(TM). Prologue has recently advised the Company that it desires to license WiNTimes(TM) to NCD, a direct competitor of the Company, as NCD allegedly would not acquire the WiNTimes(TM) directly from the Company or combined with the NTerprise(TM) solution. The Company is currently considering such request. Under the terms of the license, if it is determined that Prologue is entitled to license its Multi-user Software to NCD or another OEM, the Company is entitled to receive 30% of all royalties and other payments which Prologue may receive from such OEM licensee for the UNIX and X-Terminal markets.

      Under the terms of the Prologue license, the Company paid Prologue initial cash payments aggregating $450,000, issued 100,000 shares of Company Common Stock and agreed to pay certain ongoing royalties or floor price payments per "seat" connection in lieu of royalties. The license agreement is currently limited to WiNTimes(TM) software for Windows NT 3.5 version. In October 1996, the Company and Prologue entered into a limited access license, pursuant to which the Company was granted limited access to Windows NT 4.0 source codes, solely for the purpose of developing NTerprise(TM) in Windows NT 4.0 version and testing and demonstrating such software for a potential customer. However, in order for the Company to sell its remoting computer software to the UNIX and X-Terminal markets in Windows NT 4.0 version, Prologue's existing license with Microsoft which expired on October 31, 1996 is required to be renewed to include such upgraded Windows NT 4.0 version. See "Future Performance and Risk Factors" below.

Employees

      At October 31, 1996, ConnectSoft, eXodus, Interglobe and Seattle On-Line employed 84 full-time employees. Of that number, 10 are officers, 9 are involved in administration and clerical activities, 26 are involved in engineering and software development, 18 are involved in sales and marketing, and 21 are involved in customer service and support. None of such employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

Future Performance and Risk Factors

      The future performance, operating results and financial condition of the Company's Technology Business are subject to various risks and uncertainties, including those described below.

      Competition

      The markets in which the Company competes are intensely competitive and are characterized by rapidly changing technology and evolving industry standards.

      Competitive factors in the remote computing product market include completeness of features, product quality and functionality, marketing and sales resources and customer service and support. The Company faces extensive competition from Citrix and its licensees, including Tektronics, Insignia and NCD; all of whom are significantly larger than the Company and have substantially greater financial resources. In addition, the Company's ability to provide customers with access to the new Windows NT 4.0 operating system will be adversely impacted if Prologue is unable to obtain in the near future a direct license from Microsoft to enable Prologue to provide the Company with Multi-user Software in Windows NT 4.0 version for NTerprise(TM). While the Company believes that the features available on its Remoting Software provides UNIX and X-Terminal users with the maximum flexibility to integrate Windows applications, there can be no assurance that the Company will be able to establish and maintain a market position in the face of increased competition.

      In addition, alternative products exist for accessing information or databases over the Internet that indirectly compete with the Company's remoting computing products. Existing or new products that extend web site software to provide database access or interactive computing can materially impact the Company's ability to sell its remoting computer products into the UNIX and X-Terminal markets. Potential competitors include all of the makers of Web server and browser software, including Microsoft, Netscape, Quarterdeck, Silicon Graphics and Sun Microsystems. Other key competitors in the multi-user graphical platform market include SunSoft, Hewlett Packard and other manufacturers of UNIX application servers, to the extent that they are able to provide a low-cost graphical computing platform for Microsoft's Windows applications.

      As is the case with its remoting products, the Company's EMail ConnectionR, KidsWeb(TM) and EMail for Kids(TM) software also face intense competition from other developers and marketers of personal productivity software products sold at retail. There are a number of email and Web browser products on the market, many of which are produced by companies that are significantly larger and better capitalized than the Company. Although the Company believes that its e-mail and web browser products are the only ones currently available which permit parents to monitor the content of programs accessed by their children on the Internet, a number of larger competitors are in the process of introducing a similar technology. There is no assurance that the Company will be able to establish a sufficient customer basis or market presence to withstand a well financed marketing campaign from a more substantial competitor with a competing product for the children's market.

      The Company's businesses engaged in Internet design, engineering and consulting services, as well as the development of web sites for local advertisers, face competition from numerous regional and national computer and telecommunications consultants, as well as from many of the major software and hardware manufacturers who provide full customer support and service for their products, which often include consulting and advisory services.

      Significant Investment

      Since its effective May 1, 1996 acquisition of ConnectSoft, through October 31, 1996, the Company has expended over $6.5 million in personnel, debt and lease payments and settlements and other operating expenses associated with ConnectSoft, eXodus, InterGlobe and Seattle On-Line, exclusive of approximately $400,000 in cash paid to former stockholders of such companies in connection with the acquisition of such companies. It may be anticipated that the ConnectSoft and eXodus operations will continue to lose money and represent a negative cash flow to the Company, at least in the near term. There can be no assurance that these subsidiaries, or the Company's Technology Business as a whole, will not continue to represent a significant drain on cash resources or will ever prove to be profitable.

      Evolving Network Computing Market

      The Company's future success in developing and selling multi-user remote solutions will depend in substantial part upon increased acceptance and successful marketing of such products. There can be no assurance that the Company's remoting computer software, whether marketed with WiNTimes(TM) Multi-user Software, or as an alternate solution, will be widely adopted in the rapidly evolving desktop computer market. In addition, it is possible that Microsoft may develop its own Multi-user Software and/or Remoting Software for sale to users of UNIX and X-Terminal workstations. The failure of new markets to develop for the Company's network computing products could have a material adverse effect on the Company's business, operating results and financial condition.

      New Product Development and Timely Introduction of New and Enhanced
Products

      The markets for the products and services provided by the Company's technology business are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company's future in such businesses will depend to a considerable extent on its ability to continuously develop, introduce and deliver in quantity new software products that offer its customers enhanced performance at competitive prices, and to offer new services at competitive prices that meet the demands of a rapidly changing marketplace. The development and introduction of new products and service is a complex and uncertain process requiring substantial financial resources and high levels of innovation, accurate anticipation of technological and market trends and the successful and timely completion of product development. The inability to finance important software development projects, delays in the introduction of new and enhanced products and services, the failure of such products and services to gain market acceptance, or problems associated with new products could materially and adversely affect the Company's operating results.

      Proprietary Technology and Dependence on Licenses

      The Company's success in its Remoting Software is heavily dependent upon proprietary technology. While the Company has filed [one] patent application, to date, the Company has no patents, and existing copyright laws afford only limited protection for the Company's software. Accordingly, the Company relies heavily on trade secret protection and confidentiality and proprietary information agreements to protect its proprietary technology. The loss of any material trade secret could have a material adverse effect on the Company. There can be no assurance that the Company's efforts to protect its proprietary technology rights will be successful. Despite the Company's precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's software or to obtain and use information that the Company regards as proprietary.

      While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that because of the rapid pace of technological change in the industry, factors such as the technical expertise, knowledge and innovative skill of the Company's management and technical personnel, its strategic relationships, name recognition, the timeliness and quality of support services provided by the Company and its ability to rapidly develop, enhance and market software products may be more significant in maintaining the Company's competitive position.

      In addition, under the terms of the Company's license with Prologue, under certain conditions Prologue may license Prologue's Multi-user Software to direct competitors of the Company. See "License Agreement" above. Although the Company believes that the key element in providing enterprise customers with access to Windows NT in a UNIX or X-Terminal environment is the reliability and flexibility of the OEM's Remoting Software, as opposed to the Multi-user Software furnished primarily by Citrix and Prologue, to the extent that more well financed competitors are given access to Prologue's WiNTimes(TM) software the Company's marketing efforts could be adversely impacted.

      Dependence on Key Personnel

      The Company's success in its technology business depends to a significant degree upon the continuing contributions of its senior management and other key employees. The Company believes that its future success will also depend in large part on its ability to attract and retain highly-skilled programmers, engineers, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, integrating and retaining such personnel. Failure to attract or retain existing and additional key personnel could have a material adverse effect on the Company's technology business, operating results or financial condition.

                            THE DISTRIBUTION BUSINESS

The Equipment

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

      Under the terms of standard Case dealer agreements, Western is an authorized Case dealer for sales of Equipment and related parts and services at locations in the states of Oregon, Washington, Nevada and Northern California (the "Territory"). The dealer agreements have no defined term or duration, but are reviewed on an annual basis by both parties, and can be terminated without cause at any time either by Western on 30 days' notice or by Case on 90 days' notice. Although the dealer agreements do not prevent Case from arbitrarily exercising its right of termination, based upon Case's established history of dealer relationships and industry practice, Western does not believe that Case would terminate its dealer agreement without good cause.

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

      Other Products.

      Although the principal products sold, leased and serviced by Western are manufactured by Case, Western also sells, rents and services equipment and sells related parts (e.g., tires, trailers and compaction equipment) manufactured by Hamm and by others. Approximately 25% of Western's net sales for fiscal year 1996 resulted from sales, rental and servicing of products manufactured by companies other than Case.

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

      Equipment Servicing.

      Western operates a service center and yard at each retail outlet for the repair and storage of Equipment. Both warranty and non-warranty service work is performed, with the cost of warranty work being reimbursed by the manufacturer following the receipt of invoices from Western. Western employs approximately 100 manufacturer-trained service technicians who perform Equipment repair, preparation for sale and other servicing activities. Equipment servicing is one of the higher profit margin businesses operated by Western. Western has expanded this business by hiring additional personnel and developing extended warranty contracts for Equipment service terms, and independently marketing such contracts to its customers. Western, services items and types of Equipment which include those that are neither sold by Western nor manufactured by Case.

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

Sales and Marketing.

      Western's customers are typically residential and commercial building general contractors, road and bridge contractors, sewer and septic contractors, underground power line contractors, persons engaged in the forestry industry, equipment rental companies and state and municipal authorities. Western estimates that it has approximately 16,000 customers, with most being small business owners, alone of which accounted for more than 5% of its total sales in the fiscal year ended July 31, 1996.

      For the fiscal year ended July 31, 1996, the revenue breakdown by source for the business operated by Western was approximately as follows:

      New Equipment Sales              58%
      Used Equipment Sales             12%
      Rental Revenue                    9%
      Parts Sales                      17%
      Service Revenue                   4%
                                     -----
                                      100%
                                     =====

      Western advertises its products in trade publications and appears at trade shows throughout its territory. It also encourages its salespersons to visit customer sites and offer Equipment demonstrations when requested.

      Western's sales and marketing activities do not result in an significant backlog of orders. Although Western has commenced acceptance of orders from customers for future delivery following manufacture by Case, during fiscal 1996 substantially all of its sales revenues resulted from products sold directly out of inventory, or the providing of services upon customer request.

      All of Western's sales personnel are employees of Western and all are under the general supervision of C. Dean McLain, the President and Chief Executive Officer of Western. Each Equipment salesperson is assigned a separate exclusive territory, the size of which varies based upon the number of potential customers and anticipated volume of sales, as well as the geographical characteristics of each area. Western employed 67 Equipment salespersons on July 31, 1996.

      On July 31, 1996, Western employed 5 product support salespersons who sell Western's parts and repair services to customers in assigned territories. Western has no independent distributors or non-employee sales representatives.

Suppliers

      Western purchases approximately the majority of its inventory of Equipment and parts from Case. No other supplier currently accounts for more than 5% of such inventory purchases in fiscal 1996. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, in the future Western plans to expand the number of products and increase the aggregate dollar value of those products which Western purchases from manufacturers other than Case.

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

      Western is currently the only Case dealer for construction equipment in the states of Washington and Nevada and in the Northern California area (other than Case-owned distribution outlets), and is one of two Case dealers in the State of Oregon. However, Case has the right to establish other dealerships in the future in the same territories in which the Company operates. In order to maintain and improve its competitive position, revenues and profit margins, Western plans to increase its sales of products produced by companies other than Case.

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

Employees

      At July 31, 1996, Western employed 298 full-time employees. Of that number, 24 are in corporate administration for Western, 17 are involved in administration at the branch locations, 77 are employed in Equipment sales and rental, 63 are employed in parts sales, and 117 are employed in servicing construction equipment. None of Western's employees are covered by a collective bargaining agreement. Western believes that its relations with its employees are satisfactory.

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

ITEM 2. Properties

      The following table sets forth information as to each of the properties which the Company owns or leases:

The Distribution Business:

-----------------------------------------------------------------------------------------------------------------------
                                                            Expiration     Annual          Size/              Purchase
Location and Use                   Lessor                   Date           Rental          Square Feet        Options
-----------------------------------------------------------------------------------------------------------------------
1745 N.E. Columbia Blvd.           Carlton O. Fisher,       12/31/2000     $54,000(1)      Approx. 4          No
Portland, Oregon 97211             Nancy A. Harrison &                     plus CPI        Acres; Building
(Retail sales, service, storage    Jane G. Whitbread                       adjustments     17,622 sq. ft.
and repair facilities)
-----------------------------------------------------------------------------------------------------------------------
1665 Silverton Road, N.E.          LaNoel Elston Myers      7/10/98        $27,480(1)      Approx. 1 Acre;    No
Salem, Oregon 97303                Living Trust                                            Buildings 14,860
(Retail sales, service, storage                                                            sq. ft.
and repair facilities)
-----------------------------------------------------------------------------------------------------------------------
1702 North 28th Street             McKay Investment         6/14/2001      $69,000(1)      Approx. 5          No
Springfield, Oregon 97477          Company                                                 Acres; Building
(Retail sales, service, storage                                                            17,024 sq. ft.
and repair facilities)
-----------------------------------------------------------------------------------------------------------------------
West 7916 Sunset Hwy.              Case Corporation         9/30/98        $58,404(1)      Approx. 5          No
Spokane, Washington 99204                                                                  Acres; Building
(Retail sales, service, storage                                                            19,200 sq. ft.
and repair facilities)
-----------------------------------------------------------------------------------------------------------------------
3217 Hewitt Avenue                 Dick Calkins             3/31/97        $40,320(1)      Approx. 2.5        No
Everett, Washington 98201                                                                  Acres; Building
(Retail sales, service, storage                                                            12,483 sq. ft.
and repair facilities)
-----------------------------------------------------------------------------------------------------------------------
1901 Frontier Loop                 The Landon Group         Month to       $29,625(1)      Approx. 7          No
Pasco, Washington 99301                                     Month                          Acres; Building
(Retail sales, service, storage                                                            14,200 sq. ft.
and repair facilities)
-----------------------------------------------------------------------------------------------------------------------
13184 Wheeler Road, N.E.           Maiers Industrial Park   Month to       $38,400(1)      Approx. 10         No
Building 4                                                  Month                          Acres; Building
Moses Lake, Washington                                                                     13,680 sq. ft.
98837
(Retail sales, service, storage
and repair facilities)
-----------------------------------------------------------------------------------------------------------------------
63291 Nels Anderson Road           B&K Management           10/31/98       $27,600(1)      Approx. 3,600      No
Bend, Oregon 97701                 Corp.                                                   sq. ft.
(Retail sales, service, storage
and repair facilities)
-----------------------------------------------------------------------------------------------------------------------

--------

(1) Net lease with payment of insurance, property taxes and maintenance costs by Company.

-----------------------------------------------------------------------------------------------------------------------
                                                            Expiration     Annual          Size/              Purchase
Location and Use                   Lessor                   Date           Rental          Square Feet        Options
-----------------------------------------------------------------------------------------------------------------------
4601 N.E. 77th Avenue              Parkway Limited          2/15/99        $93,456        6,100 sq. ft.       No
Suite 200                          Partnership
Vancouver, Washington
98662
(Executive Offices)
-----------------------------------------------------------------------------------------------------------------------
2702 W. Valley Hwy No.             Avalon Island LLC        11/30/2015     $204,0001      Approx. 8           No
Auburn, Washington 98001                                                                  Acres; Building
(Retail sales, service, storage                                                           33,000 sq. ft.
and repair facilities)
-----------------------------------------------------------------------------------------------------------------------
13 West Washington Avenue          Bob and Pat Schneider    1/14/97        $12,0001       Approx. 15,600      No
Yakima, Washington 98903                                                                  sq. ft.; Building
(Retail sales, service, storage                                                           4,320 sq. ft.
and repair facilities)
-----------------------------------------------------------------------------------------------------------------------
2112 Wildwood Way                  James Ghia               5/31/98        $18,720        Approx. 1 Acre;     No
Elko, Nevada 89431                                                                        Building 3,000
(Retail sales, service, storage                                                           sq. ft.
and repair facilities)
-----------------------------------------------------------------------------------------------------------------------
1455 Glendale Ave.                 Owned                    N/A            N/A            Approx. 5 acres;    N/A
Sparks, Nevada 89431                                                                      Building 22,475
(Retail sales, service, storage                                                           sq. ft.
and repair facilities)
-----------------------------------------------------------------------------------------------------------------------
25886 Clawiter Road                Fred Kewel II,           11/30/99       $96,000(1)     Approx. 2.8         No
Hayward, California 94545  Agency                                                         acres; Building
(Retail sales, service, storage                                                           21,580 sq. ft.
and repair facility)
-----------------------------------------------------------------------------------------------------------------------
3540 D Regional Parkway            Soiland                  2/28/98        $35,400(1)     5,140 sq. ft.       No
Santa Rosa, California                                                     plus CPI
95403                                                                      adjustments
(Retail sales, service, storage
and repair facility)
-----------------------------------------------------------------------------------------------------------------------
1751 Bell Avenue                   McLain-Rubin Realty      3/1/2016       $168,000(2)    Approx. 8           No
Sacramento, California             Company LLC2                                           Acres; Buildings
95838                                                                                     35,941 sq. ft.
(Retail sales, service, storage
and repair facility)
-----------------------------------------------------------------------------------------------------------------------
1041 S. Pershing Avenue            Raymond Investment       3/14/2001      $36,000(1)     Approx. 2           No
Stockton, California 95206 Corp.                                                          Acres; Buildings
(Retail sales, service, storage                                                           5,000 sq. ft.
and repair facility)
-----------------------------------------------------------------------------------------------------------------------
1126 E. Truslow Avenue             D. June Brecht, Glen     6/30/97        $22,524(1)     Building 4,800      No
Fullerton, California  92631       Brecht and Marshal                                     sq. ft.
(Retail sales, service, storage    Brecht
and repair facility)
-----------------------------------------------------------------------------------------------------------------------

--------
(2) C. Dean McLain and Robert M. Rubin are (i) the Executive Vice President and Director of the Company and Chief Executive Officer of Western, and
      (ii) the President, Chief Executive Officer and Chairman of the Company, respectively. Messrs. Rubin and McLain are the equity owners of McLain-Rubin Realty Company, LLC. The terms of its lease with McLain-Rubin Realty Company LLC is "triple net", under which Western pays, in addition to rent, all insurance, property taxes, maintenance costs and structural and other repairs.

-----------------------------------------------------------------------------------------------------------------------
                                                            Expiration     Annual          Size/              Purchase
Location and Use                   Lessor                   Date           Rental          Square Feet        Options
-----------------------------------------------------------------------------------------------------------------------
672 Brunken Avenue                 R. Jay De Serpa, Ltd.    7/31/98        $28,800(1)     4,000 sq. ft.       No
Salinas, CA  93301
(Retail sales, service, storage
and repair facility)
=======================================================================================================================

The Technology Business:

-----------------------------------------------------------------------------------------------------------------------
                                                            Expiration     Annual          Size/              Purchase
Location and Use                   Lessor                   Date           Rental          Square Feet        Options
-----------------------------------------------------------------------------------------------------------------------
11130 NE 33rd Place                Koll Management          11/22/01       $350,000(1)    17,200 sq. ft.      No
Bellevue, Washington 98004
(Principal executive offices,
ConnectSoft and eXodus
offices and software
production facility)
-----------------------------------------------------------------------------------------------------------------------
1520 Fourth Avenue,                Metropolitan Federal     7/31/98        $48,000(1)     4,031 sq. ft.       No
Suite 200                          Savings and Loan
Seattle, Washington 98101          Association
(InterGlobe Networks offices
and operating facilities)
-----------------------------------------------------------------------------------------------------------------------
6th and Virginia                   6th and Virginia         9/30/00        $25,000(1)     1,000 sq. ft.       No
Seattle, Washington 98121          Properties
(Network operations center)
-----------------------------------------------------------------------------------------------------------------------
1417 Fourth Avenue                 Collier Management       2/9/00         $54,000(1)     8,000 sq. ft.       No
Seattle, Washington 98101
(Seattle On-Line offices and
operating facilities)
-----------------------------------------------------------------------------------------------------------------------

      All of the leased and owned facilities used by the Company are believed to be adequate in all material respects for the needs of the Company's current and anticipated business operations.

ITEM 3.   LEGAL PROCEEDINGS

      Except as set forth below, there are no pending material legal proceedings in which the Company or any of its subsidiaries is a party, or to which any of their respective properties are subject, which either individually or in the aggregate may have a material adverse effect on the results of operations or financial position of the Company.

      On October 18, 1996, the Company was informed by Prudential Securities Incorporated ("Prudential") that they are entitled to an investment banking fee of approximately $550,000 in connection with the Company's acquisition of ConnectSoft. The Company believes that, although Prudential had originally been engaged by ConnectSoft as an investment banker, Prudential did not directly or indirectly introduce the Company to ConnectSoft and abandoned efforts to finance ConnectSoft well prior to the Company's involvement. Accordingly, the Company does not believe that Prudential is entitled to any fee, and if litigation is commenced, will vigorously defend any such action and assert against Prudential what it believes are meritoreous counterclaims on behalf of ConnectSoft.

--------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not required.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

      The principal market for trading the Company's securities is the NASDAQ National Market System. The following is a table that lists the high and low selling prices for shares of the Company's Common Stock on the Nasdaq National Market System during the periods identified:

                                                            High      Low
                                                            ----      ---
Fiscal year 1995
   First Quarter..........................................  $6.58     $3.50
   Second Quarter.........................................   5.42      4.00
   Third Quarter..........................................   5.00      3.75
   Fourth Quarter.........................................   5.92      4.25
Fiscal year 1996
   First Quarter..........................................   6.58      5.08
   Second Quarter.........................................  11.88      6.08
   Third Quarter..........................................  13.25      3.37
   Fourth Quarter ........................................  10.25      4.19
                                                           =================

      On November 7, 1996, the last sale price of the Common Stock was $9.25 as reported on the Nasdaq National Market System, and the Company estimates that it had over 1,000 beneficial holders of its common stock on that date.

Dividend Policy

      In the foreseeable future, the Company intends to retain earnings to assist in financing the expansion of its business. In the future, the payment of dividends by the Company on its Common Stock will also depend on its financial condition, results of operations and such other factors as the Board of Directors of the Company may consider relevant. The Company does not currently intend to pay dividends on its Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

                          AMERICAN UNITED GLOBAL, INC.
                      (in thousands, except per share data)

Income statement data:

                                         Year ended July 31,(1)

                         1993(2)         1994           1995         1996(4)
                         ----            ----           ----         ----

Net sales                $30,386        $67,370        $86,173    $ 106,831

(Loss) income from
continuing operations        417          1,024          1,164      (11,475)

Net (loss) income          1,575          2,201          2,268       (3,700)(3)

Per share:
        (Loss) income from
        continuing
        operations         $  0.06        $  0.18        $  0.20  $   (1.98)

        Net (loss) income  $  0.34        $  0.43        $  0.40  $   (0.64)


Balance Sheet data:


                                       July 31,(1)

                         1993            1994           1995         1996
                         ----            ----           ----         ----

Total assets             $42,383        $55,779        $76,829     $115,176

Long-term debt             2,714          3,234              0        2,968

----------

(1) No amounts are presented for the years ended July 31, 1992 as the Company consisted solely of the manufacturing business which has been reclassified as a discontinued operation.

(2) Represents nine months of Western's results following its Acquisition in November 1992.

(3) Reflects the gain on the sale of the manufacturing business of $7.46 million, net of tax.

(4) Includes three months of ConnectSoft's results following its acquisiton effective May 1, 1996.

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDTION AND RESULTS OF OPERATIONS


      This management discussion and analysis of financial conditions and results of operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements that involve risks and uncertainties, detailed from time to time in the Company's various Securities and Exchange Commission filings.


GENERAL OVERVIEW

      Management of the Company carefully considered, both prior and immediately subsequent to consummation of the Hutchinson transaction, the best utilization of the cash resources that would result therefrom. It was determined that stockholder value would best be enhanced by directing the Company's future into the computing and telecommunications industries, by acquiring proprietary technologies, unique niche software products and selective expertise that could be marketed on a national scale.

      The Company acquired ConnectSoft, Inc. on August 8, 1996. However, effective May 1, 1996 the Company assumed financial and operational control of ConnectSoft and the closing of the acquisition was assured by virtue of the Company obtaining proxies voted in favor of the transaction by certain ConnectSoft shareholders owning more than 80 percent of the shares. ConnectSoft provides electronic mail communications management software products and through the eXodus division (now a separate corporation - eXodus Technologies) provides a remote access connectivity software protocol (NTerprise) (TM) which allows users to run Microsoft Windows (TM) applications such as Word (TM), Excel
(TM) and Power Point (TM) on existing UNIX workstations, X-Terminals and other X-Compatible devices. The Company has treated ConnectSoft as having been acquired by the Company as of May 1, 1996 for both tax and financial reporting purposes.

      Effective September 20, 1996, the Company acquired InterGlobe Networks, Inc. InterGlobe provides engineering, design and consulting services for users and providers of telecommunications facilities on the Internet and other media.

      Effective November 8, 1996, the Company acquired the assets of Seattle Online, Inc. which engages in providing a local Internet service in the Pacific Northwest.

      As a result of its acquisitions of ConnectSoft, InterGlobe and Seattle Online and the development of the eXodus Remoting Software for Windows applications on UNIX and X-Terminal workstations, the Company believes that it is positioned to participate in the growth in these market segments.

RESULTS OF OPERATIONS

                              Years Ended July 31,

               Fiscal Year 1996, as Compared with Fiscal Year 1995

                                                 % of                     % of
                                    1996       Revenues      1995       Revenues

Net Sales                       $106,831,000      100%    $86,173,000    100%

Cost of Goods Sold              $ 94,095,000     88.1%    $76,145,000   88.4%

Selling, General and
Administrative Expenses         $  9,168,000      8.6%    $ 6,228,000    7.2%

Research and
Development Expenses            $  9,764,000      9.1%           --        0%
Interest Expense,
Net                             $  1,394,000      1.3%    $ 1,421,000    1.6%

Income (loss) from Continuing
Operations Before Taxes
and minority interest           $ (9,832,000)     N/A     $ 1,993,000    2.3%

Provision for
Income Taxes                    $    741,000      0.7%    $   711,000    0.8%

Income from
Discontinued Operations         $  7,775,000      7.3%    $ 1,104,000    1.3%

Net (loss) income               $ (3,700,000)     N/A     $ 2,268,000    2.6%

      On a consolidated basis, revenues for fiscal 1996 were up by approximately $20,658,000, or 24.0% over the fiscal 1995.

      Western reported net sales for the fiscal 1996 of $106,555,000 which is an increase of $20,383,000 or 24% over net sales of $86,172,000 for fiscal 1995. Same store revenues increased 13.8 percent over the prior year results reflecting a continuation of generally good economic conditions, increased market acceptance of Western's products, increased housing starts, as well as revenues realized from the addition of numerous new parts and equipment lines to Western's product offerings. ConnectSoft reported revenue of $276,000 during the three months ended July 31, 1996. Only one of its titles was available for the sale as of May 1, 1996, and a total of three were available subsequent to July 31, 1996.

      Cost of goods sold as a percentage of Western's sales was 88.1% during fiscal 1996 which is consistent with the prior year results. Western's management has placed a high priority on improving overall gross margins by working to increase higher margin service and parts revenues and by obtaining higher prices for new equipment. Cost of goods sold for ConnectSoft's revenues amounted to $189,000 or 68.5% of its revenues.

      Selling , general and administrative expenses totaled $9,168,000 or 8.6% of sales for fiscal 1996 compared to $6,228,000 or 7.2% of sales for fiscal 1995. The increase in selling, general and administrative expenses as a percent of sales resulted mainly from administrative costs associated with Western's acquisition and integration of the Sacramento Case operations and the GCS operations and $1,304,000 of selling, general and administrative costs incurred by ConnectSoft during the three months ended July 31, 1996. Included in fiscal 1996 selling, general and administrative expenses are costs associated with the Company's acquisition activity and reorganizing ConnectSoft's operations which management estimates at $1,500,000. The restructuring charge of $571,000 represents the cost of vacating certain leased office space that was previously utilized by ConnectSoft.
Stock option compensation expense of $1,671,000 relates to options granted to certain key employees under the Company's 1996 stock option plan.

      During the three month period ended July 31, 1996 ConnectSoft continued development activities related to its NTerprise software product and to a lesser extent its e-mail software products for the retail market. Research and development expense for fiscal 1996 amounted to $9,764,000 or 9.1% of consolidated revenue. Included in this amount is $8,472,000 representing an allocation of the cost of acquiring ConnectSoft to software development costs for the NTerprise product which were charged to operations because technological feasibility of NTerprise had not been achieved at the effective acquisition date. Subsequent to July 31, 1996 technological feasibility was achieved and future development costs for NTerprise will be capitalized.

      The $27,000 decrease in net interest expense for fiscal 1996 is primarily attributable to an increasing balance of inventory purchased under Western's various floor plan lines of credit to stock the new outlets, an increase of inventory dedicated to rental from approximately $5,000,000 in fiscal 1995 to more than $12,000,000 in fiscal 1996, as well as changes in floor plan terms by Case. Effective January 1, 1996, Case changed factory to dealer terms in a program they have named "Focus 2000". While interest free floor plan terms for Case's most expensive units--wheel loaders and excavators--remains at six to eight months, the terms on Case's smaller units were shortened from six months to four months interest free. For the first time, Case is also granting a 4% cash discount if the dealer pays for the machine outright rather than utilizing the interest-free floor planning. Western was able to take advantage of the cash discounts for some of its purchases in fiscal 1996, which had an immediate effect on interest expense. The interest free floor planning period was not utilized, however. Nevertheless, management believes that the positive impact of the discounted cost as these units are sold will more than offset the increased interest expense. Additionally, the Company incurred $257,000 of interest costs during the three months ended July 31, 1996 associated with debt assumed in the ConnectSoft acquisition. These increases in expense are offset by increased interest income from investments in cash and marketable debt securities which amounted to $754,000 during fiscal 1996, an increase of $583,000 over fiscal 1995, resulting from a significant increase in investable funds from the proceeds of the sale of the Manufacturing Businesses in January 1996.

      The provision for income taxes from continuing operations for fiscal 1996 of $741,000 increased $30,000 from fiscal 1995. The increase in the amount and as a percentage of pre tax income from continuing operations resulted primarily from valuation allowances provided for expenses related to purchased software development costs.

      The Company recognized a gain of $12,502,000 ($7,460,000, net of applicable taxes) in connection with the sale of its Manufacturing Businesses to Hutchinson which was consummated in January 1996. Income from continuing operations of the Manufacturing Businesses for the period of August 1, 1995 to January 19, 1996, the date of sale, amounted to $315,000 as compared to $1,104,000 for the full year for fiscal 1995.

           Fiscal Year 1995, as Compared with Fiscal Year 1994

                              Years Ended July 31,
                                 (In Thousands)

                                              % of                     % of
                                 1995       Revenues      1994       Revenues

Net Sales                       $86,173       100%       $67,370       100%

Costs of Goods Sold             $76,145      88.4%       $59,138      87.8%

Selling, General and
Administrative Expenses         $ 6,228       7.2%       $ 5,696       8.5%

Interest Expense, Net           $ 1,421       1.6%       $   830       1.2%

Income from Continuing
Operations Before Taxes         $ 1,993       2.3%       $ 1,706       2.5%

Provision for
Income Taxes                    $   711       0.8%       $   682       1.0%

Income from
Discontinued Operations         $ 1,104       1.3%       $ 1,095       1.6%

Net Income                      $ 2,268       2.6%       $ 2,287       3.3%


      Continuing operations for fiscal 1995 and 1994 consist primarily of the Company's Distribution Group activities comprising Western.

      The Company reported net sales for fiscal 1995 of $86,173,000 which is an increase of 28% over net sales of $67,370,000 for fiscal 1994. Included in the fiscal 1995 amount are revenues of approximately $15,000,000 related to Western's acquisition of the Sparks, Nevada and Hayward, California stores and the opening of the Santa Rosa, California store. Same store revenues increased 5.6% over the prior year results reflecting a continuation of generally good economic conditions, increased housing starts, as well as revenues realized from the addition of numerous new parts and equipment lines to Western's product offerings.

      Cost of goods sold as a percentage of sales was 88.4% during fiscal 1995 which is consistent with the prior year results. Management has placed a high priority on improving overall gross margins by increasing higher margin service and parts revenues and by obtaining higher prices for new equipment.

      Selling, general and administrative expenses were $6,228,000 or 7.2% of sales for fiscal 1995 compared to $5,696,000 or 8.5% of sales for fiscal 1994. The decrease in selling, general and administrative expenses as a percent of sales primarily reflects the spreading of Western's fixed overhead costs over an increased revenue base which was partially offset by $108,000 in certain one-time administrative costs associated with the integration of the Sparks, Nevada and Hayward, California outlets.

      The $591,000 increase in net interest expense in fiscal 1995, over that incurred in fiscal 1994, is primarily attributable to increased borrowings under Western's floor plan lines of credit with Case and other lenders, rising interest rates in general, and to financing costs relating to Western's initial public offering.

      The provision for income taxes from continuing operations for fiscal 1995 of $711,000 increased by $29,000 from fiscal 1994 primarily due to increased pre tax income and remained relatively consistent as a percentage of pre tax income.

      Income from the discontinued operations of the Manufacturing Businesses amounted to $1,104,000 for fiscal 1995 compared to $1,762,000 for fiscal 1994. Additionally, during fiscal 1994 the Company incurred a loss of $365,000, net of tax, on disposition of its Aerodynamic Engineering subsidiary and operating losses for that subsidiary of $302,000 prior to its disposition.

LIQUIDITY AND CAPITAL RESOURCES

        As a result of the Hutchinson Transaction the Company significantly increased its liquidity and capital resources. The Company has used, and intends to use in the future, the proceeds of the Hutchinson Transaction, to acquire and fund the working capital needs of additional businesses. The Company has been granted a $13,000,000 secured demand line of credit from its commercial bank. This line is uncommitted and secured by the Company's portfolio of cash and marketable securities held by the bank. On October 31, 1996 approximately $11,475,000 was outstanding under such line of credit, the principal of which bears interest at the banks 90 day LIBOR rate (currently 5.25%) plus 1%.

        Western's primary source of internal liquidity has been its profitable operations since its inception in November 1992. As more fully described below, Western's primary sources of external liquidity were contributions to Western by the Company, and equipment inventory floor plan financing arrangements provided to Western by Case Credit Corporation, Seattle-First National Bank ("SeaFirst Bank"), Associates Commercial Corporation ("Associates") and Orix Commercial Credit ("Orix"). In addition, in fiscal 1995, WPE, the immediate parent of Western, completed an initial public offering of 1,495,000 shares of common stock at $6.50 per share, generating net proceeds of $7,801,000. The net proceeds of the offering were utilized to repay amounts due to the Company and to Case, the acquisition and opening of additional outlets, as well as to reduce floor plan debt.

        Under its inventory floor plan finance arrangements Case provides Western with interest free credit terms on new equipment purchases for four to six months, with the exception of the Model 1818 skid steer loader for which the interest free credit terms are three months and the

Model 90B Series special application excavator for which the interest free credit terms are eight months, after which interest commences to accrue monthly at the rate per annum equal to 2% over the prime rate of interest. At September 30, 1996, Western was indebted to Case in the aggregate amount of approximately $36,912,024 under such inventory floor plan finance arrangements.

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

      The Associates line of credit was entered into in August 1993, and allows Western to borrow up to $2,250,000 to finance the purchase of new equipment, to finance up to $2,000,000 of installment sales of equipment to customers approved by Associates (without recourse to Western), and to finance up to $1,000,000 of installments sales of equipment to other customers (with recourse to Western in the event of default). There are no material obligations outstanding under the recourse line of credit. On September 30, 1996, approximately $906,898 was outstanding under these lines, the principal of which bears interest at 2% over the prime rate announced by the U.S. National Bank of Oregon.

      The SeaFirst line of credit was entered into in June 1994 and provides a $17,500,000 line of credit which can be used to finance new and used equipment or equipment to be held for rental purposes. On September 30, 1996, approximately $15,225,944 was outstanding under such line of credit, the principal of which bears interest at .25% over Seattle-First National Bank's prime rate and is subject to annual review and renewal on June 1, 1997.

      Western also buys a portion of its equipment from Hamm Compactors ("Hamm") under a floor plan financing agreement with Orix. The Orix floor plan agreement calls for repayment of principal and interest over periods ranging from thirty to forty-eight months, with a balloon payment for the remaining outstanding balance. At September 30, 1996, the aggregate indebtedness owed to Orix was $820,190. The Orix notes bear interest at the highest prevailing prime rates of certain major United States banks, plus 2% per annum. Amounts owing under these floor plan financing agreements are secured by inventory purchases financed by these lenders, as well as all proceeds from their sale or rental, including accounts receivable thereto.

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

      Effective February 29, 1996, Western acquired substantially all of the operating assets used by Case Corporation ("Case") in connection with its business of servicing and distributing Case construction equipment at a facility located in Sacramento, California (the "Sacramento Operation"). The acquisition was consummated for approximately $630,000 in cash, $1,590,000 in installment notes payable to Case and the assumption of $3,965,000 in inventory floor plan debt with Case and its affiliates. The acquisition is being accounted for as a purchase.

      The real property and improvements used in connection with the Sacramento Operation, and upon which the Sacramento Operation is located, were sold by Case for $1,500,000 to the McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and a director of the Company and Western, and Robert M. Rubin, the Chairman and a director of the Company and Western. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to Western under the terms of a 20 year Commercial Lease Agreement dated as of March 1, 1996. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease while the land portion of the lease qualifies for treatment as an operating lease. See Note 11 to the accompanying consolidated financial statements for more information.

      On October 10, 1995, using proceeds from its initial public offering, Western retired the $2,175,000 real estate note given to Case for the purchase of the Sparks, Nevada real estate in September 1994. In March 1996 Western consummated an agreement with an institutional lender for a conventional mortgage on the property in the amount of $1,330,000 secured by the Sparks, Nevada real estate. The agreement calls for the principal and interest payments over a seven year term using a fifteen year amortization period. The note cannot be prepaid during the first two years of its term.

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

      In May 1996 approximately 427,000 options granted under the Company's employee stock option plans were exercised and $1,776,000 of net proceeds were received by the Company. The Company has used these funds to reduce its short term bank borrowings. The dilutive effect of the exercise of these options on earnings per share has already been reflected in the weighted average earnings per share stated in this report.

       Effective May 1, 1996 the Company acquired ConnectSoft, Inc., a business involved with providing computer software products and services. Accordingly, the Company's consolidated operating results for fiscal 1996 include significant software development expenses, including $8,472,000 related to purchased in-process software development. By August 8, 1996 ConnectSoft had three products for e-mail users in production for the retail and OEM marketplace and eXodus had begun marketing its connectivity software protocol known as NTerprise Version 1.1 to businesses using UNIX workstations, X-Terminals and other X-Compatible devices. Fiscal 1997 revenues from the retail products appear to be slower than expected.
Sales of NTerprise to businesses typically involve extensive evaluation by customers. The Company is in the process of demonstrating its NTerprise solution to a number of potential end-user and distributors, including Motorola. To date, however, no firm orders have been obtained. However, management believes that firm orders from NTerprise will be received during 1997. For further information concerning the terms of the ConnectSoft acquisition, see "ITEM 1., DESCRIPTION OF BUSINESS".

      Under the terms of the Company's acquisition of Interglobe, the Interglobe shareholders received the aggregate sum of $400,000 plus an aggregate of 800,000 shares of the Company's Common Stock. Following consummation of the Interglobe acquisition, the Company became obligated to fund Interglobe's operations and working capital needs in the form of intercompany loans and advances based upon annual budgets and forecasts provided to and approved by the Company. For further information concerning the terms of the Interglobe acquisition, see "Item 1., DESCRIPTION OF BUSINESS."

      During the year ended July 31, 1996, cash and cash equivalents increased by $12,942,000 primarily due to the Hutchinson Transaction. The Company had $1,521,000 cash flow from operations during the period reflecting an increase of $5,023,000 over the prior year.

      Purchases of fixed assets during the period were related mainly to the opening of new distribution outlets by Western. The Company's cash and cash equivalents of $17,086,000 as of July 31, 1996 and available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months.

ITEM 8.   FINANCIAL STATEMENTS
                                                                           Page
                                                                          Number
Financial Statements:

        Report of Independent
        Public Accountants                                                F - 1

        Consolidated Balance Sheets as of
        July 31, 1996 and 1995                                            F - 2

        Consolidated Statements of Operations for the years
        ended July 31, 1996, 1995 and 1994                                F - 4

        Consolidated Statements of Stockholders' Equity for the
        years ended July 31, 1996, 1995 and 1994                          F - 5

        Consolidated Statements of Cash Flows for the years ended
        July 31, 1996, 1995 and 1994                                      F - 6

        Notes to Consolidated Financial Statements                        F - 7


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT.

Officers, Directors and Key Employees

      The following table sets forth information with respect to directors, nominees for directors, executive officers and key employees of the Company as of November 8, 1996. There are no pending legal proceedings to which any director, nominee for director or executive officer of the Company is a party adverse to the Company.

      Name                  Age                   Position
      ----                  ---                   --------

      Robert M. Rubin       56       Chairman of the Board of Directors,
                                     President and Chief Executive Officer

      Lawrence E. Kaplan    53       Director

      C. Dean McLain        41       Director and Executive Vice President of
                                     the Company; President and Chief Executive
                                     Officer of Western

      Artour Baganov        30       President of Interglobe and Director

      David M. Barnes       53       Vice President of Finance, Chief Financial
                                     Officer and Director

      Howard Katz           54       Executive Vice President and Director


      ROBERT M. RUBIN. Mr. Rubin has served as the Chairman of the Board of Directors of the Company since May, 1991, and was its Chief Executive Officer from May 1991 to January 1, 1994. Between October, 1990 and January 1, 1994, Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of AUG and its subsidiaries; from January 1, 1994 to January 19, 1996, he served only as Chairman of the Board of AUG and its subsidiaries. From January 19, 1996, Mr. Rubin has served as Chairman of the Board and President and Chief Executive Officer of the Company. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986. Mr. Rubin continued as a director of SCI (now known as Olsten Corporation ("Olsten")) until the latter part of 1987. Olsten, a New York Stock Exchange listed company, is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin is Chairman of the Board, Chief Executive Officer and a stockholder of ERD Waste Technology, Inc., a diversified waste management public company specializing in the management and disposal of municipal solid waste, industrial and commercial non-hazardous waste and hazardous waste. Mr. Rubin is a former director and Vice Chairman, and currently a minority stockholder, of American Complex Care, Incorporated, a public company formerly engaged in providing on-site health care services, including intra-dermal infusion therapies. In April 1995, American Complex Care, Incorporated's operating subsidiaries made assignments of their assets for the benefit of creditors without resort to bankruptcy proceedings. Mr. Rubin is also Chairman of the Board and a minority stockholder of Universal Self Care, Inc., a public company engaged in the sale of products used by diabetics. Mr. Rubin is also the Chairman of the Board of Western Power & Equipment Corp. ("Western"), a public company engaged in the distribution of construction equipment, principally manufactured by Case Corporation, which is a subsidiary of the Company. The Company owns approximately 56.6% of the outstanding common stock of Western. Mr. Rubin is also a director and a minority stockholder of Response USA, Inc., a public company engaged in the sale and distribution of personal emergency response systems; Diplomat Corporation, a public company engaged in the manufacture and distribution of baby products; Help at Home, Inc., a public company which provides home health care personnel; Arzan International (1991) Ltd.; and Kay Kotts Associates, Inc., a public company engaged in providing tax preparation and assistance services.

      LAWRENCE E. KAPLAN. Mr. Kaplan has served as a director of the Company since February, 1993. Since January, 1987, Mr. Kaplan has been an officer, director and principal stockholder of Gro-Vest Management Consultants, Inc., an investment banking firm located on Long Island, New York. Mr. Kaplan is also a registered representative, officer, director and principal stockholder of G-V Capital, a brokerage firm. He is also a director of Andover Equities, Inc. and PARK Group, both blank check companies which are looking for merger opportunities. He is also an officer and director of Saratoga Standardbreds Inc., a blank check company which is looking for a merger opportunity.

      C. DEAN MCLAIN. Mr. McLain has served as an Executive Vice President of the Company since March 1, 1993, as a director of the Company since March 7, 1994 and President of Western since June 1, 1993. From 1989 to 1993, Mr. McLain served as Manager of Privatization of Case Corporation. From 1985 to 1989, Mr. McLain served as General Manager of Lake State Equipment, a distributor of John Deere construction equipment. Mr. McLain holds a B.S. degree in Business and Economics, and a Master's of Business Administration, from West Texas State University.

      ARTOUR BAGANOV. Mr. Baganov has served as a director of the Company since November 1, 1996. He is a co-founder of interGlobe Networks, Inc. and has served as a director of interGlobe since its inception in December 1994. From March 1996 Mr. Baganov has served as Chairman of the Board, President and Chief Executive Officer of interGlobe. Prior to co-founding interGlobe, Mr. Baganov was a network engineer at the University of Washington, specializing in TCP/IP network topology design and engineering in addition to network management. Mr. Baganov holds a Masters Degree in Engineering from Kalinin

Polytechnical Institute, Russia, and a BS in Computer Engineering from the University of Washington. In addition, he has been actively involved in the graduate studies in Computer- Communications Networks area at the University of Washington. Mr. Baganov is also on the Board of Directors of the Greater Seattle Chamber of Commerce.

      DAVID M. BARNES Mr. Barnes has been Chief Financial Officer of the Company since May 15, 1996, and Vice President Finance and director since November 8, 1996. Mr. Barnes has been a director of Consolidated Stainless, Inc., a manufacturer and distributor of stainless steel products, since June 21, 1994. From April 1990 until July 1990, Mr. Barnes also served as an officer and director of Intelcom Data Systems, Inc., which engages in the design and development of software for the foreign currency exchange and banking industries. From October 1987 until May 1989, Mr. Barnes was Vice President of Finance at U.S. Home Care Corp., a home health care provider. From April 1983 until September 1987, Mr. Barnes was Vice President of Finance and Administration of Lifetime Corporation. From 1975 to 1983, Mr. Barnes was Executive Vice President of Beefsteak Charlies, Inc. Mr. Barnes served as a Director of Universal Self Care, Inc., a distributor and retailer of products and services principally for diabetics, from May 1991 to June 1995 and he is a director, President and a minority stockholder of American Complex Care, Incorporated, a public company formerly engaged in providing on-site health care services, including intradermal infusion therapies. In April 1995, American Complex Care, Incorporated's operating subsidiaries made assignments of their assets for the benefit of creditors without resort to bankruptcy proceedings.

      HOWARD KATZ. Mr. Katz has been Executive Vice President of the Company since April 15, 1996. From December 1995 through April 15, 1996, Mr. Katz was a consultant for, and from January 1994 through December 1995 he held various executive positions, including Chief Financial Officer from December 1994 through December 1995, with National Fiber Network (a fiber optics telecommunications company). From January 1991 through December 1993, Mr. Katz was the President of Katlaw Construction Corp., a company that provides general contractor services to foreign embassies and foreign missions located in the United States. Prior to joining Katlaw Construction Corp., Mr. Katz was employed as a management consultant by Coopers and Lybrand, LLP and as a divisional controller for several large public companies.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

      The following table sets forth the amount of all compensation paid by the Company for services rendered during each of the three fiscal years of the Company ended July 31, 1996, 1995 and 1994 to each of the Company's most highly compensated executive officers and key employees whose total compensation exceeded $100,000, and to all executive officers and key employees of the Company as a group.

                                                       Long-Term Compensation
====================================================================================================================================
                               Annual Compensation                        Awards                          Payouts
                             -------------------------------------------------------------------------------------------
                                                            Other                                                       All Other
                                                            Annual        Restricted                                    Compen-
Name and Principal                                          Compen-       Stock            Options/       LTIP          sation
Position               Year    Salary         Bonus         sation        Awards           SARs(#)        Payouts
------------------------------------------------------------------------------------------------------------------------------------
Robert M. Rubin        1996    $300,000       $50,000       $  0          $   0            530,000        $   0        $    0
Chairman, President,   1995    $168,750       $50,000       $  0          $   0             80,000(4)     $   0        $    0
Director and acting    1994    $125,000       $69,600       $  0          $   0               0           $   0        $    0
CFO(1)

John Shahid            1996     250,000        90,000       $  0          $   0               0           $   0        $815,833
Former President,      1995    $237,411       $75,000       $  0          $   0            215,000(4)     $   0        $    0
Chief Executive        1994    $190,585       $30,000       $  0          $   0               0           $   0        $ 40,525(2)
Officer and Director

C. Dean McLain(3)      1996    $250,000       $84,868       $   0         $   0            150,000        $   0        $    0
Executive Vice         1995    $170,709       $75,000       $   0         $   0            195,000(4)     $   0        $ 29,250(5)
President and          1994    $141,879       $30,000       $   0         $   0               0           $   0        $ 62,470(5)
Director; President
of Western
====================================================================================================================================

----------------

(1) On June 15, 1995, Western entered into a separate employment agreement with Robert Rubin. Mr. Rubin's 1995 salary includes $18,750 paid through Western (See "Employment, Incentive Compensation and Termination Agreements").

(2) Pursuant to the terms of Mr. Shahid's Employment Agreement dated as of January 1, 1994, Mr. Shahid was permitted to and did purchase from the Company 10,000 shares of the Company's common stock at a price of $.01 per share on August 1, 1994. On August 1, 1994, the closing price for a share of the Company's common stock as reported by NASDAQ was $4-1/16. The value of the 10,000 shares of common stock held by Mr. Shahid as of July 31, 1995 was $48,750. Mr. Shahid resigned as President, CEO and a director of the Company effective January 19, 1996 in connection with the sale of the Company's manufacturing business to subsidiaries of Hutchinson Corporation.

(3) Mr. McLain joined the Company in March 1993. Effective as of August 1, 1995, Mr. McLain's employment agreement with the Company was terminated and he entered into an amended employment agreement with Western Power & Equipment Corp. (See "Employment, Incentive Compensation and Termination Agreements").

(4) On May 5, 1995 the Board of Directors canceled the named person's outstanding stock options to acquire an equal number of shares and issued new stock options at the then current market price of $3.125.

(5) Pursuant to the terms of Mr. McLain's Employment Agreement, dated February 12, 1993, during the Fiscal Year 1993 Mr. Mclain received $38,095 from the Company as reimbursement for certain expenses that he incurred in connection with his move to Washington State, and the sale of his former residence, in order to permit his assuming his employment duties on behalf of the Company. In addition, under the terms of his Employment Agreement on March 1, 1993, July 31, 1994, and August 1, 1995 Mr. McLain was permitted to and did purchase from the Company 8,000, 6,000, and 6,000 shares of the Company's common stock, respectively, at a price of $.01 per share. On March 1, 1993, August 1, 1994, and on August 1, 1995, the closing prices for a share of the Company's common stock as reported by NASDAQ was $5-3/4, $4-1/16 and $4 7/8, respectively. The value of the 20,000 shares of common stock held by Mr. McLain as of July 31, 1995 was $97,500.

Stock Option Plans

                        Option Grants in Fiscal Year 1996

The following table identifies individual grants of stock options made during the last completed fiscal year to the executive officers named in the Summary Compensation Table:

                                                                       Realizable
                                                                       Value at
                                                                       Assumed Annual
                                                                       Rates of Stock
                                                                       Price
                                                                       Appreciation
                     Individual Grants                                 for Option Term
----------------------------------------------------------------------------------------------------
       (a)         (b)            (c)            (d)         (e)          (f)             (g)

                               % of Total
                                Options        Exercise
                  Options      Granted to      of Base
                  Granted     Employees in      Price     Expiration
       Name        (#)        Fiscal Year      ($/Sh)        Date           5% ($)     10%($)
       ----       -----       -----------     --------      ------          ------     ------
Robert Rubin    450,000          40.9%        $3.78125     4/25/01        $1,786,640  $1,871,719

John Shahid     -0-              -0-          N/A            N/A          N/A           N/A


C. Dean McLain  150,000         13.6%         $3.78125     4/25/01        $  595,547  $  623,906

The following table provides information concerning the exercise of stock options during the last completed fiscal year by each executive officer named in the Summary Compensation Table, and the fiscal year-end value of unexercised options held by each such person.

                                    Aggregated Options Exercised
                                   In Last fiscal Year and Fiscal
                                       Year-End Option Values
------------------------------------------------------------------------------------------------------
       (a)                 (b)              (c)                (d)                     (e)

                                                      Number of Unexercised     Value of Unexercised In-
                                           Value     Options at Fiscal Year-     the-Money Options at
                    Shares Acquired on   Realized              End                 Fiscal Year-End
      Name             Exercise (#)         ($)                (#)                       ($)
      ----             ------------        -----               ----                      ---

                                                          Exercisable/               Exercisable/
                                                          Unexercisable             Unexercisable
Robert Rubin        -0-                 -0-          80,000 (exercisable)       $240,000 (exercisable)
                                                     450,000 (exercisable)      $646,875 (exercisable)

John Shahid         226,546             $696,900     -0-                        -0-

C. Dean McLain      -0-                 -0-          195,000 (exercisable)      $566,719 (exercisable)
                                                     150,000 (exercisable)      $337,500 (exercisable)
                                                      12,750 (exercisable)      $ 14,742 (exercisable)

Employment, Incentive Compensation and Termination Agreements

      In November 1994, Robert M. Rubin entered into a three-year employment and bonus compensation agreement with the Company, retroactive to August 1, 1994. Under the terms of that agreement, Mr. Rubin serves as Chairman of the Board of the Company and its subsidiaries through and including July 31, 1997. Mr. Rubin receives an annual base salary of $150,000 per annum. Such base salary shall be increased by $10,000 for the fiscal year ending July 31, 1996 and by $15,000 for the fiscal year ending July 31, 1997. In addition, Mr. Rubin was entitled to a guaranteed bonus of $50,000 plus an additional annual incentive bonus payment equal to (i) $5,000 for each $.01 increase in net earnings per share above $.55 per share for the fiscal year ending July 31, 1995, (ii) $5,000 for each $.01 increase in net earnings per share above $.60 per share for the fiscal year ending July 31, 1996 and (iii) $5,000 for each $.01 increase in net earnings per share above $.65 per share for the fiscal year ending July 31, 1997.

      Upon completion of Western's initial public offering, Mr. Rubin's employment agreement with the Company was amended to (i) eliminate his guaranteed annual bonus, and (ii) limit his annual incentive bonus to $50,000 per annum for each of fiscal years ended July 31, 1996 and 1997, and made it payable only in the event that the consolidated net income of the Company, excluding the net income of Western, shall exceed $1,500,000 in each of such fiscal years.

      Following the amendment of his employment agreement with the Company, Western entered into a separate employment agreement with Mr. Rubin, effective June 14, 1995 and expiring July 31, 1998. Pursuant to such agreement, Mr. Rubin serves as Chairman of the Board of Western and shall receive an annual base salary of $150,000, payable at the rate of $12,500 per month from the effective date of such agreement. In addition to his base annual salary, Mr. Rubin shall be entitled to receive an annual bonus equal to $50,000 per annum, payable only in the event that the "consolidated pre-tax income" of Western (as defined) shall be in excess of $3,000,000 for the fiscal year ending July 31, 1996, $3,500,000 for the fiscal year ending July 31, 1997, and $4,000,000 for the fiscal year ending July 31, 1998, respectively. Under the terms of his employment agreement with Western, Mr. Rubin is only obligated to devote a portion of his business and professional time to Western (estimated at approximately 20%). The term "consolidated pre-tax income" is defined as consolidated net income of the Company and any subsidiaries of Western subsequently created or acquired, before income taxes and gains or losses from disposition or purchases of assets or other extraordinary items.

      The Company has entered into an amended and restated employment agreement with Mr. Rubin, dated as of June 3, 1996, to extend the term of Mr. Rubin's employment through July 31, 2001 (the "Restated Agreement"). The Restated Agreement provides for a base salary payable to Mr. Rubin of $175,000 for the fiscal year ending July 31, 1997, $200,000 for the fiscal year ending July 31, 1998, $225,000 for the fiscal year ending July 31, 1999, and a base salary for the fiscal years ending July 31, 2000 and July 31, 2001 as determined by the Compensation Committee of the Company's Board of Directors and ratified by a majority of the entire Board of Directors of the Company (other than the employee). The base salary in each of the fiscal years ending July 31, 2000 and 2001 will not be less than the annual base salary in effect in the immediately preceding fiscal year, plus an amount equal to the increase in the annual cost of living as published by the Bureau of Labor Statistics of the United States Department of Labor for wage earners in the New York metropolitan area measured over the course of the immediately preceding fiscal year. The Restated Agreement also provides for incentive bonuses to be paid to Mr. Rubin of (i) $75,000 on November 1, 1997, if the net income of the Company, including all of its consolidated subsidiaries other than Western Power & Equipment Corp., as determined by the Company's independent auditors using generally accepted accounting principles, consistently applied (the "Corporations' Net Income"), is greater than or equal to $2,000,000 for the fiscal year ended July 31, 1997; (ii) $100,000 on November 1, 1998 if the Corporations' Net Income is greater than or equal to $2,500,000 for the fiscal year ended July 31, 1998; and (iii) $125,000 on November 1, 1999 if the Corporations' Net Income is greater than or equal to $3,000,000 for the fiscal year ended July 31, 1999. Incentive compensation for each of the fiscal years ending July 31, 2000 and July 31, 2001 shall be as determined by the Compensation Committee of the Company's Board of Directors and ratified by a majority of the entire Board of Directors of the Company (other than the employee).





      John Shahid served as President and Chief Executive Officer of the Company, AUG California, Inc. and each of its American United Products, Inc. and American United Seal, Inc. operating subsidiaries, pursuant to the terms of an Employment Agreement, dated as of January 1, 1994, which was to terminate on December 31, 1998. Under that Employment Agreement, Mr. Shahid received a base salary starting at $190,000 per year, which was to escalate to as high as $265,000 per year during the last year of such agreement. His Employment Agreement provided for payment of bonuses and for such other fringe benefits as are paid to other executive officers of the Company. Such fringe benefits took the form of medical coverage, excess life insurance benefits and an automobile allowance. Mr. Shahid's Employment Agreement also provided for (i) bonus payments based on the Company achieving prescribed levels of pre-tax profits (commencing at a maximum of $30,000 bonus for the fiscal year 1994 and rising to a maximum of $110,000 bonus for fiscal year 1998); (ii) the granting of options to acquire 12,500 shares of Company's Common Stock at fair market value on the date of grant under the Company's 1991 Stock Option Plan, with respect to each fiscal year of the Employment Agreement in which the maximum Bonus is paid, and
(iii) the sale to Mr. Shahid of shares of Company Common Stock (ranging in amounts from 10,000 shares to 15,000 shares) at $.01 per share, with respect to each year in which the Company achieved prescribed levels of pre-tax profits.

      On January 19, 1996, as a result of the Hutchinson Transaction, Mr. Shahid and the Company entered into a Termination Agreement whereby Mr. Shahid resigned as an officer and director of the Company and each of its subsidiaries in consideration for the payment of an aggregate of $815,833, representing salary payments under his Employment Agreement though December 31, 1998, as well as a bonus payment for fiscal year 1996 in the amount of $90,000. The Termination Agreement also provides that the Company shall retain Mr. Shahid as a consultant for a period of three years, commencing April 1, 1996, for which consulting services he will be paid an aggregate of $200,000 in equal quarterly installments.

      Prior to the Western 1995 initial public offering, C. Dean McLain served as President and Chief Executive Office of Western and Executive Vice President of the Company pursuant to the terms of an employment agreement with the Company effective March 1, 1993, which was to terminate on July 31, 1998. Pursuant to his employment agreement, in fiscal year 1995 Mr. McLain received a base salary of $148,837 and the maximum $75,000 bonus provided for in such fiscal year. Such agreement entitled Mr. McLain to scheduled increases in his base salary up to $172,300 per year during the fiscal year ending July 31, 1998. The terms of such employment agreement also provided for the issuance to Mr. McLain of an aggregate of 20,000 shares of the Company's Common Stock at $.01 per share. In addition, Mr. McLain received options to acquire an aggregate of 45,000 shares of the Company's Common Stock at fair market value ($4.75 per share) on the date of grant under the Company's 1991 Stock Option Plan, and additional options under the Company's 1991 Stock Option Plan to purchase 150,000 shares of Company Common Stock at fair market value ($5.50 per share) on the date of grant. These options have since been repriced to $3.125 per share.

      Effective as of August 1, 1995, Mr. McLain's employment agreement with the Company was terminated and he entered into an amended employment agreement with Western, expiring July 31, 2005. Pursuant to such agreement, Mr. McLain serves as President and Chief Executive Officer of Western and will receive an annual base salary, payable monthly, of $250,000 through the end of fiscal 1996, $265,000 per annum in fiscal 1997, $280,000 per annum in fiscal 1998, $290,000 per annum in fiscal 1999, and $300,000 per annum in fiscal 2000. For each of the fiscal years ending 2001, 2002, 2003, 2004 and 2005, inclusive, Mr. McLain's base salary shall be determined by the Compensation Committee of Western and ratified by the full Board of Directors of Western. In each of the five fiscal years from 2001 through 2005, such base salary shall not be less than the annual base salary in effect in the immediately preceding fiscal year plus a cost of living adjustment. In addition, Mr. McLain will be entitled to receive bonus payments in each of the five fiscal years ending 1996 through 2000, inclusive, equal to 5% of such fiscal year consolidated pre-tax income of Western in excess of $1,750,000 in each such fiscal year (the "Incentive Bonus"); provided, that the maximum amount of the Incentive Bonus payable by Western to Mr. McLain shall not exceed $150,000 in any such fiscal year, without regard to the amount by which the Company's consolidated pre-tax income shall exceed $1,750,000 in each of such fiscal years. For each of the fiscal years ending 2001 through 2005, Mr. McLain's incentive bonus shall be determined by the Compensation Committee of Western's Board of Directors and ratified by Western's full Board of Directors. The maximum annual incentive bonus which Mr. McLain shall be entitled to receive under his Employment Agreement shall not be less than $150,000. As used in Mr. McLain's Employment Agreement, the term "consolidated pre-tax income" is defined as consolidated net income of Western and any subsidiaries of Western subsequently created or acquired, before the Incentive Bonus, income taxes and gains or losses from disposition or purchases of assets or other extraordinary items.

      Under the terms of his amended employment agreement, the 150,000 stock options, exercisable at $6.50 per share, awarded to Mr. McLain under Western's 1995 Stock Option Plan in March 1995, were canceled and on August 1, 1995 Mr. McLain was granted options to purchase 300,000 shares of Western common stock at $6.00 per share, the closing sale price of the Company's common stock on August 1, 1995. As the number of shares underlying Western's 1995 Stock Option Plan was at that time insufficient for the full granting of such options, the options to purchase 300,000 shares were granted on August 19, 1995 subject to stockholder approval of the amendment of the 1995 Stock Option Plan (the "Plan"), which was approved by the stockholders of Western on December 6, 1995. Such amendment to the Plan added 550,000 shares of Common Stock to be available for option grants under the Plan. The granting of all stock to Mr. McLain pursuant to his amended employment agreement was ratified at Western's 1995 Annual Meeting. The Western options granted to Mr. McLain were repriced to $4.50 per share in December 1995.

      In the event that Western does not meet the accumulated consolidated pre-tax income levels described above, Mr. McLain shall still be entitled to options to purchase the 125,000 Western shares should the accumulated consolidated pre-tax income of Western for the five fiscal years ending 1996 through 2000 equal or exceed $16,000,000. In the event such additional incentive stock options become available to him, Mr. McLain may exercise such options beginning August 1, 1996 and ending July 31, 2005 at $4.50 per share. Mr. McLain's employment agreement also provides for fringe benefits as are customary for senior executive officers in the industry in which the Company operates, including medical coverage, excess life insurance benefits and use of an automobile supplied by the Company.

      The Company hired Howard Katz as Executive Vice President effective April 15, 1996. Mr. Katz currently receives a base salary of $130,000 per annum, payable monthly, until July 31, 1997, at which point the Company's Board of Directors will review Mr. Katz's compensation arrangements. Mr. Katz does not have an employment agreement with the Company.

      The Company hired David M. Barnes as its Chief Financial Officer effective May 15, 1996. Mr. Barnes receives a base salary of $125,000 per annum, payable bi-monthly. Mr. Barnes does not have an employment agreement with the Company.

      The Company entered into an employment agreement with Robert Marcus ("Marcus"), dated as of May 15, 1996, pursuant to which Marcus was hired for the period expiring July 31, 1999 to be the President and Chief Executive Officer of ConnectSoft. See "Recent Developments." As compensation for his services, Marcus will receive a base salary of $125,000 per annum, and normal fringe benefits available to other employees. The Company also entered into a stock option agreement with Marcus pursuant to which he was granted a five-year option to acquire up to 100,000 shares of Company Common Stock at an exercise price of $5.25 per share, the fair market value of a share of Common Stock on the date of option grant. Under the terms of the Marcus option, the option vests 25% in July 1996, and 25% in each successive July through July 1999.

      In connection with the Interglobe Merger, the Company and Interglobe entered into an employment agreement with Artour Baganov, a director of the Company and President of

Interglobe, expiring July 31, 2000. Under the terms of such agreement, Mr. Baganov receives an annual base salary of $150,000, annual cost of living increases (not to exceed 5% in any one year) and an annual bonus equal to 4.5% of the amount of any, by which the Pre-Tax Income (as defined) of Interglobe exceeds $250,000, $1,000,000, $2,000,000 and $4,500,000 in each of fiscal years ending 1997 through 2000, respectively. In addition, the 698,182 Company stock options issued to Mr. Baganov become exercisable at [$5.50] per share immediately upon the occurrence of certain events, and otherwise on a cumulative basis at the rate of 25% in each of fiscal year 1997 through 2000, provided that Interglobe meets or exceeds the Pre-Tax Income thresholds described above.

      By agreement dated August 10, 1995, the Company agreed to pay severance to certain specified employees, including John Palumbo (its former Chief Financial Officer), in the event that such persons' employment by the successor to the Company's manufacturing business was terminated prior to the first anniversary of the closing date of the sale of the manufacturing business. Such severance payment shall be equal to any terminated employee's salary, at the level last paid by the Company for the 12 months succeeding the closing date, minus any severance received from the successor company. Mr. Palumbo has informed the Company that his employment by such successor, Hutchinson, was terminated effective March 15, 1996, and that his severance compensation from Hutchinson would terminate on April 19, 1996. As a result, Mr. Palumbo is entitled to receive approximately $66,000 in severance compensation, plus the availability of certain benefits from the Company, through January 19, 1997 under the Company's severance program. To date, Mr. Palumbo is the only person taking advantage of the Company's severance program.

      In December 1995, the Company amended each of its then outstanding employee stock option plans in anticipation of the consummation of the Hutchinson transaction. Under the old terms of the plans, all options granted to employees would have terminated within ninety days of such employees' termination of employment with the Company or any of its subsidiaries. As a majority of the Company's employees, other than those of Western, were to be terminated upon the consummation of the Hutchinson transaction, the Company felt that it was in its best interests to amend the Plans in order to extend the expiration dates of these options and to allow for such options to immediately vest in full upon the consummation of the Hutchinson transaction. All of the options granted under the Plans became exercisable until January 19, 1998. At such time, the options held by individuals no longer employed by the Company or its subsidiaries shall immediately terminate. Options which continue to be held by Company employees shall revert back to their old vesting terms and original expiration dates. One effect of these amendments is to change the federal income tax treatment of incentive options held by non-employees of the Company. Upon exercise, these options shall be treated as non-qualified stock options for federal income tax purposes. As a result of such option exercise period extension, the Company incurred additional compensation expense for the fiscal year ended July 31, 1995 in the amount of $332,293. Such amount is equal to the product of the number of options whose exercise periods were extended and the aggregate difference between the exercise price of each extended option and the market price for a share of Company Common Stock on

January 19, 1996 (the closing date of the Hutchinson Transaction, the day that the option extension became effective).

Compensation Committee Interlocks and Insider Participation

      During the fiscal year ended July 31, 1996, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") did not meet. During this time the Company's Board of Directors decided all compensation matters relating to the Company's executive officers. Mr. Rubin's annual compensation identified in the Summary Compensation Table was provided for under his employment agreements entered into in July 1991 and August 1994, and his amended and restated employment agreement dated as of June 3, 1996, which were approved by the Company's Board of Directors. In June 1995, following completion of Western's initial public offering, Mr. Rubin's 1994 employment agreement with the Company was amended to (i) eliminate his guaranteed annual bonus, and (ii) limit his annual incentive bonus to $50,000 per annum for each of fiscal years ended July 31, 1996 and 1997, and payable only in the event that the consolidated net income of the Company, excluding the net income of Western, shall exceed $1,500,000 in each of such fiscal years. For information concerning Mr. Rubin's June 1996 amended and restated employment agreement, see "Employment, Incentive Compensation and Termination Agreements", above. Mr. Rubin also entered into a separate employment agreement with Western. Mr. Shahid's annual compensation was provided for under his employment contracts which were entered into in January, 1991 and as of January 1, 1994, and which were approved by votes of the Company's Board of Directors. See, "Employment, Incentive Compensation and Termination Agreements," above. Mr. McLain's annual compensation was provided for under his employment agreement dated February 12, 1993, which was approved by vote of the Company's Board of Directors. Effective as of August 1, 1995, Mr. McLain's employment agreement with the Company was terminated and he entered into an amended employment agreement with Western. See "Employment, Incentive Compensation and Termination Agreements", above.

      During the last fiscal year, other than Messrs. Rubin, Shahid and McLain, who were then officers of the Company and members of the Board of Directors, no officers or employees of the Company or any subsidiary participated in the Board's compensation decisions.

      Of the Compensation Committee members, only Mr. Rubin was at any time an officer or employee of the Company or any of its subsidiaries. While Mr. Rubin serves on the Compensation Committees of the Boards of Directors of other publicly held corporations, no executive officers or directors of such companies serve on the Company's Compensation Committee. The Company's Audit, Compensation and Stock Option Committees are comprised of Messrs. Rubin and Kaplan.

      No director of the Company receives any directors fees for attendance at Board meetings, although they do receive reimbursement for actual expenses of such attendance.

      In October 1991, Mr. Rubin agreed to waive rights inherent in his ownership of the Company's Series A Preferred Stock to designate a majority of the members of the Company's Board of Directors and to use his best efforts to cause the Company to amend its Certificate of Incorporation so as to eliminate all rights of Mr. Rubin or any other holder of the Series A Preferred Stock to designate a majority of the members of the Board of Directors. In partial consideration for his agreement to waive and modify such rights and privileges, the Company issued to Mr. Rubin for $200,000 ($2.63 per share) an aggregate of 76,000 additional shares of Company Common Stock. Mr. Rubin paid for such shares by delivering to the Company his full recourse 10% promissory note, which note is secured by collateral other than the shares acquired (certain marketable securities in corporations other than the Company) which has a fair market value in excess of $200,000. This note was payable over five years, commencing March 31, 1992, together with accrued interest, in twenty equal quarterly principal installments of $10,000 each. In March 1993, the Company agreed to amend Mr. Rubin's note to be payable in a single payment 36 months from the date of issuance at 8% interest per annum. In connection with such amendment, Mr. Rubin agreed to apply no less than 50% of any bonus received by him against the outstanding principal of the installment note. On November 7, 1996, the Board of Directors of the Company agreed to extend the maturity date of such note to March 31, 1999.

      On January 26, 1994, the Company entered into a month-to-month public relations consulting agreement with Gro-Vest Management Consultants, Inc. ("Gro-Vest Consultants"), a company one of whose principal stockholders, directors and officers is Lawrence Kaplan. Commencing on March 1, 1994, the Company became obligated to pay $3,000 per month to Gro-Vest Consultants for its services under such agreement, subject to termination of the agreement on 30 days' notice provided by either party thereto. An aggregate of $43,000 was paid to Gro-Vest Consultants in the 1996 fiscal year.

      At the closing of the Hutchinson Transaction, the Company, Robert Rubin and Hutchinson (as guarantor) entered into a five-year Non-Competition Agreement in favor of Hutchinson and its affiliates, pursuant to which Mr. Rubin and the Company agreed not to compete with the businesses acquired in the Hutchinson transaction. Under the terms of the Non-Competition Agreement, Mr. Rubin will receive payments aggregating $200,000 over a seven year period. In addition, at the Closing Hutchinson engaged Mr. Rubin as a consultant to provide advisory services relating to the acquired manufacturing business over a seven year period, for which services Mr. Rubin will receive payments aggregating $1,000,000.

      On February 9, 1996, the Company loaned an aggregate of $450,000 to Diplomat Corporation ("Diplomat") in connection with Diplomat's acquisition of BioBottoms, Inc. Diplomat is a public company of which Robert Rubin serves as a director. Before the BioBottoms transaction, Mr. Rubin held approximately 22% of Diplomat's outstanding capital stock. Such loan (i) bears interest at the prime rate of CoreStates Bank, N.A. plus 2% and is payable monthly, (ii) is subordinated to a $2,000,0000 revolving credit loan agreement between Diplomat and Congress Financial Corporation, (iii) is payable in full on or before May 4, 1996 and (iv) is secured by a second priority lien in all of the assets of Diplomat and its wholly-owned subsidiary, BioBottoms, Inc. The loan was repaid in full in May 1996. In addition to repayment of principal and its receipt of accrued interest, the Company received a facilities fee of $50,000.

      Pursuant to an Agreement, dated May 30, 1996 (the "ERD Agreement") between the Company and ERD Waste Corp.("ERD"), the Company agreed to provide certain financial accommodations to ERD by making available a $4.4 million standby letter of credit expiring May 31, 1997 issued by Citibank, N.A. in favor of Chemical Bank (the "Letter of Credit") on behalf of ERD. Chemical Bank is the principal lender to ERD and its subsidiaries, and upon issuance of the Letter of Credit Chemical Bank made available $4.4 million of additional funding to ERD under ERD's existing lending facility. The funding was used to refinance certain outstanding indebtedness of Environmental Services of America, Inc. ("ENSA"), a wholly-owned subsidiary of ERD. Robert M. Rubin, the Chairman and Chief Executive Officer and a principal stockholder of the Company is also the Chairman, Chief Executive Officer, a director and a principal stockholder of ERD, owning approximately 25.1% of the outstanding ERD Common Stock.

      In consideration for making the Letter of Credit available, in addition to repayment by ERD of all amounts drawn under the Letter of Credit and the grant of a security interest in certain machinery and equipment of ENSA to secure such repayment, ERD agreed (i) to pay to the Company all of the Company's fees, costs and expenses payable to Citibank and others in connection with making the Letter of Credit available, as well as the amount of all interest paid by the Company on drawings under the Letter of Credit prior to their repayment by ERD and (ii) to issue to the Company an aggregate of 25,000 shares of ERD common stock for each consecutive period of 90 days or any portion thereof, commencing August 1, 1996 that the Letter of Credit remains outstanding. ERD Common Stock trades on the NASDAQ National Market and, at the time of closing of the transaction with ERD, its the closing price of ERD Common Stock, as traded on Nasdaq was $9.25 per share.

      In August 1996, a subsidiary of ERD which operates a waste facility in Nassau County, New York was cited by the New York State Department of Environmental Conservation ("DEC") for violating certain DEC regulations. Such waste facility currently accounts for approximately 13% of ERD's consolidated revenues. As a result of the uncertainties surrounding ERD's waste facility operations, the per share price of ERD Common Stock closed at $2.875 per share on November 8, 1996. Although the Company has been advised by ERD that it and the DEC have reached agreement in principle to settle on acceptable terms such violations and pending charges alleged against ERD and one of the employees of the ERD subsidiary, to date, no such settlement has been finalized. If an acceptable settlement is not reached, the business of ERD could be materially and adversely affected.

      On November 8, 1996, the Company and ERD amended and restated their agreements to provide that if and to the extent that the Letter of Credit provided by the Company is called for payment, ERD will issue to the Company its convertible note bearing interest at 12% per annum, payable monthly, and payable as to principal on the earliest to occur of: (i) May 30, 1999,
(ii) ERD's receipt of the initial proceeds from any public or private placement of debt or equity securities of ERD, or (iii) completion of any bank refinancing by ERD, to the extent of all proceeds available after payment of other secured indebtedness. In addition, the ERD notes, if issued, will be convertible, at any time at the option of the Company, into ERD Common Stock at a conversion price equal to $4.40 per share, or a maximum of 1,000,000 ERD shares if the entire $4.4 million note is issued and converted into ERD Common Stock. In addition to the collateral provided under the May 30, 1996 agreement, ERD also provided the Company with a junior mortgage on the waste facility owned by ERD's subsidiary, subordinated to existing indebtedness encumbering such facility.

      Under the terms of an indemnity agreement, dated May 30, 1996, Robert M. Rubin agreed to indemnify the Company for all losses, if any, incurred by the Company as a result of issuance of the Letter of Credit for the benefit of ERD. In consideration of his negotiating the modification of the ERD agreement, on November 8, 1996, the Company's Board of Directors (Mr. Rubin abstaining) agreed to amend the indemnity agreement with Mr. Rubin to limit his contingent liability thereunder to the extent of 23% (Mr. Rubin's approximate percentage beneficial ownership in the outstanding Company Common Stock as of May 30, 1996) of all losses that the Company may incur in connection with its having provided the Letter of Credit financial accommodation on behalf of ERD. Mr. Rubin's reimbursement obligations are also subject to pro rata reduction to the extent of any repayments made directly by ERD or from proceeds received by AUGI from the sale of ERD capital stock described above.

      As of October 31, 1996, the directors and executive officers listed below hold outstanding non-qualified options to acquire shares of Company Common Stock granted under the Company's 1996 Stock Option Plan, adopted on April 25, 1996 and amended as of July 30, 1996, as follows: options were granted on April 25, 1996 to Robert M. Rubin (450,000 options), C. Dean McLain (150,000 options) and Howard Katz (150,000 options) at an exercise price of $3.78125 per share; options were granted on May 15, 1996 to David M. Barnes (100,000 options) at an exercise price of $5.25 per share; and options were granted to Robert M. Rubin (30,000 options), Howard Katz (100,000 options) and David M. Barnes (50,000 options) at an exercise price of $5.125 on October 4, 1996. The exercise prices of all such options equals the average of the closing bid and asked prices for a share of Company Common Stock as reported on The Nasdaq National Market on the date of option grant.

      On July 30, 1996, the Board of Directors of the Company amended the terms of the 1996 Stock Option Plan to make all options granted under the 1996 Stock Option Plan exercisable without shareholder approval. On the date the 1996 Stock Option Plan was amended, the market price of the Company's Common Stock was $6.0125 per share, as a result of which the Company incurred a compensation charge equal to $1,670,667, representing the aggregate value of such unexercised in-the-money options issued under such option plan (including unexercisable options) to the named persons.

      All options granted to each of Messrs. Rubin and McLain in April 1996, and 100,000 options granted to Mr. Katz at $5.125 per share in October 1996, are immediately exercisable. The options granted to Mr. Barnes in May 1996 and the remaining 150,000 options granted to

Mr. Katz vest immediately as to 33-1/3% and as to 33-1/3% at the end of each of various fiscal periods ending 1997 and 1998, subject to their continued employment with the Company. The options to acquire 30,000 shares granted to Mr. Rubin and 50,000 shares granted to Mr. Barnes in October 1996 vest 50% on the first anniversary of the option grant and 50% on the second anniversary of the option grant.

      In June 1996, the Company agreed to loan to Mr. Rubin up to $1,200,000, at an interest rate equal to one percent above the fluctuating Prime Rate offered by Citibank, N.A. All borrowings under the loan are repayable on a demand basis, when and if requested by the Company, but in no event later than January 31, 1998. Mr. Rubin's indebtedness will be secured by his pledge of 150,000 shares of Company Common Stock and his collateral assignment of all payments to him under the terms of his seven-year Consulting Agreement and Non-Competition Agreement with Hutchinson, which currently aggregate $1,200,000.

Board Compensation Committee Report on Executive Compensation

      The Board of Directors of the Company has decided that the best way to attract and retain highly capable employees on a basis that will encourage them to perform at increasing levels of effectiveness and to use their best efforts to promote the growth and profitability of the Company and its subsidiaries, is to enter into employment agreements with its senior executive officers. During the fiscal year ended July 31, 1995, Messrs. Rubin, Shahid and McLain were all under contract with the Company. This had enabled the Board to concentrate on the negotiation of particular employment contracts rather than on the formulation of more general compensation policies for all management and other personnel. Upon the effective date of the initial public offering of Western, Mr. McLain's Employment Agreement was terminated. Mr. Shahid's Employment Agreement was terminated upon consummation of the Hutchinson Transaction. See, "Employment, Incentive Compensation and Termination Agreements" above. The Company believes that its compensation levels as to all of its employees were comparable to industry standards. As of January 19, 1996, Mr. Rubin was the Company's only senior executive officer of the Company employed under a contract approved by the full Board of Directors. See "Employment, Incentive Compensation and Termination Agreements," above.

      In setting levels of compensation under such employment contracts and in approving management's compensation of all other Company employees, the Board of Directors evaluates the Company's overall profitability, the contribution of particular individuals to Company performance and industry compensation standards. A significant percentage of the compensation paid to each of Messrs. Shahid, McLain and Rubin in the past under their respective employment agreements and payable to Mr. Baganov under his agreement was and is tied to the Company's achievement of prescribed levels of pre-tax income of the Company as a whole or of the subsidiary for which such executive is responsible. See, "Employment, Incentive Compensation and Termination Agreements," above. The members of the Company's Board of Directors are Messrs. Robert M. Rubin, C. Dean McLain, Lawrence E. Kaplan, Howard Katz, Artour Baganov and David M. Barnes.

ROBERT M. RUBIN       LAWRENCE E. KAPLAN     C. DEAN MCLAIN


HOWARD KATZ           ARTOUR BAGANOV         DAVID M. BARNES


Compliance with Section 16(a) of the Exchange Act.

      To the knowledge of the Company, no officers, directors, beneficial owners of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any other person subject to Section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended July 31, 1996, other than Howard Katz who failed timely to file a Form 3 and Form 4 for activities occurring in the month of April 1996.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

      The following table sets forth certain information as of October 31, 1996 with respect to the beneficial ownership of the Common Stock of the Company by each beneficial owner of more than 5% of the total number of outstanding shares of the Common Stock of the Company, each director and nominee for director and all executive officers and directors of the Company as a group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Robert M. Rubin              Director, President, Chief          1,775,798(1)(2)              20.3%
6060 King's Gate Circle      Executive Officer
Del Ray Beach, FL  33484

Lawrence E. Kaplan                  Director                        14,283                      --*
330 Vanderbilt Motor Pkwy
Hauppauge, NY 11788

C. Dean McLain               Director, Executive Vice-             269,750(2)(3)               3.2%
4601 N.E. 77th Avenue        President and President of
Suite 200                    Western Power
Vancouver, WA 98662

Artour Baganov               Director and President
1520 Fourth Avenue,          of InterGlobe                         698,182(4)                  8.5%
Suite 200
Seattle, Washington 98101

Associated Capital L.P.(5)                                         570,000                     6.9%
477 Madison Avenue
14th Floor
New York, NY 10022


David M. Barnes              Vice President of Finance              33,333(6)                   --*
11130 NE 33rd Place          and Director
Bellevue, WA 98004


Howard Katz                  Executive Vice President              150,000(6)                  1.8%
300 East 56th Street         and Director
New York, NY 10022

All directors and
executive officers as a
group (6 persons)                                                2,941,346(1)(2)(3)(4)(6)     31.7%

----------

*     Less than one percent (1%)

(1) Includes non-qualified options to purchase 80,000 shares granted to Mr. Rubin at an exercise price of $3.125 per share under the Company's 1991 Stock Option Plan which are fully exercisable.

(2) Includes non-qualified options granted under the 1996 Stock Option Plan (options to acquire 450,000 shares to Mr. Rubin; options to acquire 150,000 shares to Mr. McLain). Such options were granted on April 25, 1996 at an exercise price of $3.78125 per share, the fair market value of the Common Stock on the date of option grant. The 1996 Stock Option Plan was amended in July 1996 to make options granted under the plan exercisable without stockholder approval. Messrs. Rubin and McLain's continuing employment by the Company is governed by the terms of their employment agreements. Does not include 30,000 options granted to Mr. Rubin on October 4, 1996 under the 1996 Stock Option Plan, which options are not yet exercisable.

(3) Includes (i) options to purchase 95,000 shares of the Company's Common Stock at $3.125 per share granted under the Company's 1991 Stock Option Plan, (ii) options to purchase 12,750 shares of the Company's Common Stock at $4.875 per share under the 1991 Stock Option Plan, and (iii) options to purchase 150,000 shares of the Company's Common Stock at $3.78125 per share granted under the 1996 Stock Option Plan.

(4) Does not include Interglobe Options to purchase a maximum of 698,182 shares of Company Common Stock at $5.50 per share which are exercisable only under certain conditions specified in connection with the Interglobe merger.

(5) The General partner of Associated Capital, L.P., a Delaware limited partnership ("Associated"), is A Cap, Inc., a New York corporation ("A Cap"). Under Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, A Cap may be deemed to be a direct beneficial owner of the shares of Company Common Stock owned by Associated by virtue of its interest in, and control over, Associated. Jay H. Zises, as President of A Cap, has the sole power to vote and to direct the voting of, and to dispose and to direct the disposition of, the shares of the Company's Common Stock deemed to be beneficially owned by A Cap. Under Rule 13d-3, Mr. Zises may be deemed to be an indirect beneficial owner of the Company Common Stock owned by Associated.

(6) Includes options to purchase 100,000 shares granted to Mr. Katz at an exercise price of $5.125 per share and options to purchase 50,000 shares granted to Mr. Katz at an exercise price of $3.78125 under the 1996 Plan which are immediately exercisable. Does not include options granted under the 1996 Stock Option Plan to Messrs. Barnes (66,667 shares at an exercise price of $3.78125 per share and 50,000 at an exercise price of $5.125 per share) and Katz (100,000 shares) at exercise price of $3.78125, respectively, which are not yet exercisable. The options issuable to each of Messrs. Barnes and Katz which are not yet exercisable are only exercisable under certain conditions related to their continued employment with the Company.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      See "Item 11, Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Employment, Incentive and Termination Agreement", and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations," above.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

(a)     1.     Financial Statements.

               Report of Independent Accountants........................... F-2
               Consolidated Balance Sheets as of
                July 31, 1995 and 1994..................................... F-3
               Consolidated Statements of Operations for
                the years ended July 31, 1995, 1994, and 1993.............. F-4
               Consolidated Statements of Stockholders'
                Equity for the years ended July 31, 1995, 1994
                 and 1993.................................................. F-5
               Consolidated Statements of Cash Flows for
                the years ended July 31, 1995, 1994 and 1993............... F-7
               Notes to Consolidated Financial Statements.................. F-9

        2. Schedule II -- Valuation and Qualifying Accounts ............... S-1

(b)     Reports on Form 8-K.

        The Company filed a Current Report on Form 8-K on July 24, 1996, with respect to the acquisition of ConnectSoft.

(c)     Exhibits.

        Exhibit
        Number      Description
        ------      -----------

        3.1         Certificate of Incorporation of Registrant. (8)

        3.2         By-laws of Registrant. (9)

        4.1         Specimen Certificate of Common Stock. (10)

        4.2         1991 Employee Stock Option Plan. (8)

        4.3         1996 Stock Option Plan, as amended

        10.1 Agreement of Purchase and Sale, dated December 4, 1992, by and between Case and Western Power (Schedules omitted) (1)

        10.2        Employment Agreement, by and between Western Power and C.
                    Dean McLain. (14)

        10.3 Financing Agreement with Associates Commercial Corporation and Western Power. (3)

        10.4 Asset Purchase Agreement, dated as of September 22, 1994, by and between Case and Western Power (schedules omitted). (4)

        10.5 Management Agreement between Western Power and American United Global, Inc. (6)

        10.6 Revised Financing Agreement with Seattle-First National Bank and Western Power. (14)

        10.7 Auburn Facility Real Estate Purchase and Sale Agreement, dated October 19, 1995, by and between Western Power and Ford Kiene. (14)

        10.8        Western Power Lease Agreement--Sacramento, California. (7)

        10.9        Sacramento Acquisition Agreement with Western Power

                    a.     Asset Purchase Agreement (7)
                    b.     Used Equipment Note (7)
                    c.     Parts Note (7)
                    d.     Accounts Receivable Note (7)
                    e.     Goodwill Note (7)
                    f.     Real Estate Note from MRR to Case (7)
                    g.     Deed to Secure Debt of MRR to Case (7)
                    h.     Security Agreement (7)
                    i.     C. Dean McLain's Personal Guaranty (7)

        10.10       GCS Acquisition Agreement with Western Power (14)

        Exhibit
        Number      Description
        ------      -----------

        10.11       Amended and Restated Employment Agreement with Robert M.
                    Rubin (11)

        10.12 Asset Purchase Agreement, dated as of November 22, 1995, by and among Hutchinson Corporation, American United Global, Inc. ("AUGI"), AUG California, Inc. ("AUG-Ca"), American United Products, Inc. ("AUP"), and American United Seal, Inc. ("AUS") (Schedules and Exhibits omitted). (12)

        10.13 Non-Competition Agreement, dated January 19, 1996, among Hutchinson Seal Corporation, AUGI, AUG-Ca, AUP and AUS. (12)

        10.14 Non-Competition Agreement, dated January 19, 1996, between Hutchinson Seal Corporation and Robert M. Rubin. (12)

        10.15 Agreement of Hutchinson Corporation to guaranty payments under Non- Competition and Consulting Agreements. (12)

        10.16 Consulting Agreement, dated January 19, 1996, between Hutchinson Seal Corporation and Robert M. Rubin (12)

        10.17       $2,625,000 Purchase Note from N O-Ring Corporation to AUGI.
                    (12)

        10.18 $1,050,000 Purchase Note from Stillman Seal Corporation to AUGI. (12)

        10.19 Guaranty of Hutchinson Corporation of the Purchase Notes, aggregating $3,675,000 of N O-Ring Corporation and Stillman Seal Corporation. (12)

        10.20 January 19, 1996, amendment to certain provisions of Asset Purchase Agreement. (12)

        10.21 Agreement and Plan of Merger, dated June 28, 1996, by and among AUGI, ConnectSoft, Inc., and certain shareholders of ConnectSoft, Inc. (without exhibits) (13)

        10.22 Agreement and Plan of Merger, dated August 22, 1996, by and among AUGI, Interglobe Networks, Inc. and certain shareholders of Interglobe Networks, Inc. (without exhibits)

        Exhibit
        Number      Description
        ------      -----------

        10.23 Asset Purchase Agreement, dated October 17, 1996 by and among AUGI, Seattle Online, Inc. and certain shareholders of Seattle Online, Inc., including amendments (without exhibits).

        21.         Subsidiaries of the Company.

        23.         Consent of Price Waterhouse LLP.

        27.         Financial Data Schedule.

----------

(1) Filed as an Exhibit to the Current Report on Form 8-K of American United Global, Inc. ("AUGI"), as filed on December 19, 1992 and incorporated herein by reference thereto.

(2) Filed as an Exhibit to the AUGI Annual Report on Form 10-K, as filed on October 29, 1993 and incorporated herein by reference thereto.

(3) Filed as an Exhibit to Amendment No.1 to AUGI's Registration Statement on Form S-1, filed on February 1, 1994 and incorporated herein by reference thereto. (Registration No. 33-72556)

(4) Filed as an Exhibit to the Current Report on Form 8-K of AUGI, as filed on September 23, 1994 and incorporated herein by reference thereto.

(5) Filed as an Exhibit to Amendment No. 1 to the Western Power & Equipment Corp. ("Western Power") Registration Statement on Form S-1, filed on May 16, 1995 and incorporated herein by reference thereto. (Registration No. 33-89762).

(6) Filed as an Exhibit to the Western Power Registration Statement on Form S-1, filed on February 24, 1995 (Registration No. 33-89762).

(7) Filed as an Exhibit to the Current Report on Form 8-K of Western Power as filed on March 6, 1996 and incorporated herein by reference thereto.

(8) Included with the filing of AUGI's Registration Statement on Form S-1 on October 18, 1991, as amended by Amendment No. 1, dated December 18, 1991, Amendment No. 2, dated January 9, 1990, Amendment No. 3, dated January 24, 1992 and Amendment No. 4, dated January 28, 1992.

(9) Filed as an Exhibit to the definitive Proxy Materials of Atrom Corp., a New York corporation, as filed on December 10, 1991.

(10) Filed as on Exhibit to AUGI's Registration Statement on Form S-18 (Registration No. 330330 81-NY)_ and incorporated herein by reference thereto.

(11) Filed as on Exhibit to AUGI's Preliminary Proxy Materials filed 1996 Annual Meeting on June 27, 1996.

(12) Filed as on Exhibit to AUGI's Current Report on Form 8-K, dated February 2, 1996.

(13) Filed as an Exhibit to AUGI's Current Report on Form 8-K, dated July 24, 1996.

(14) Filed as an Exhibit to Western Power Report on Form 10-K for fiscal year ended July 31, 1996.

AMERICAN UNITED GLOBAL, INC.
AND SUBSIDIARIES
REPORT AND CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 1996

                          REPORT OF INDEPENDENT ACCOUNTANTS


November 8, 1996


To the Board of Directors and Shareholders of American United Global, Inc.



In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of American United Global, Inc. and its subsidiaries at July 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes during the year ended July 31, 1994.






PRICE WATERHOUSE LLP

Portland, Oregon
November 8, 1996

AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                                 JULY 31,

                                                                            1996           1995
                                                                       -------------  -------------
ASSETS
Current assets:
    Cash                                                               $  17,086,000   $  4,144,000
    Investment in marketable debt securities                               6,268,000              -
    Trade accounts receivable, less allowance for doubtful accounts
      of $652,000 and $370,000, respectively                               6,628,000      6,008,000
    Other receivables                                                              -      1,102,000
    Note receivable from shareholder                                         838,000              -
    Inventories (Note 4)                                                  65,697,000     46,413,000
    Prepaid expenses                                                         476,000         22,000
    Deferred tax asset (Note 8)                                            1,528,000              -
                                                                       -------------  -------------
         Total current assets                                             98,521,000     57,689,000
    Property and equipment, net (Note 5)                                   8,878,000      7,062,000
    Note receivable (Note 10)                                              3,198,000              -
    Intangibles and other assets, net of accumulated amortization
      of $1,272,000 and $823,000, respectively                             4,579,000      2,526,000
    Net assets held for sale (Note 10)                                             -      9,552,000
                                                                       -------------  -------------

                                                                      $  115,176,000  $  76,829,000
                                                                       -------------  -------------
                                                                       -------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Borrowings under floor financing lines (Note 7)                    $  54,364,000  $  37,072,000
    Short-term borrowings (Note 7)                                         4,660,000      6,023,000
    Current portion of capital lease obligations (Note 11)                 1,119,000         51,000
    Accounts payable                                                       4,252,000      2,171,000
    Accrued liabilities                                                    5,387,000      1,454,000
    Income taxes payable (Note 8)                                          5,104,000        896,000
                                                                       -------------  -------------
    Total current liabilities                                             74,886,000     47,667,000
    Long-term borrowings (Note 7)                                          2,968,000              -
    Capital lease obligations, net of current portion (Note 11)            2,083,000         47,000
    Other non-current liabilities                                                  -        305,000
    Purchased business obligations (Notes 3 and 6)                         4,564,000              -
    Minority interest (Note 9)                                             9,459,000      8,556,000
                                                                       -------------  -------------
         Total  liabilities                                               93,960,000     56,575,000
                                                                       -------------  -------------
Commitments and contingencies (Note 11)
Shareholders' equity (Notes 9 and 12):
    Preferred stock, 12.5% cumulative, $1.00 per share liquidation value, $.01 par value; 1,200,000 shares authorized; none issued
      and outstanding                                                              -              -
    Series B convertible preferred stock, convertible to common,
      $3.50 per share liquidation value, $.01 par value; 1,500,000 shares
      authorized; none issued and outstanding                                      -              -
    Common stock, $.01 par value; 20,000,000 shares authorized;
      6,266,382 and 5,654,479 shares issued and outstanding, respectively     63,000         57,000
    Additional contribution capital                                       20,654,000     15,889,000
    Note receivable from shareholder                                               -       (184,000)
    Deferred compensation                                                   (293,000)             -
    Retained earnings                                                        792,000      4,492,000
                                                                       -------------  -------------
         Total shareholders' equity                                       21,216,000     20,254,000
                                                                       -------------  -------------
                                                                      $  115,176,000  $  76,829,000
                                                                       -------------  -------------
                                                                       -------------  -------------


                  The accompanying notes are an integral part of this statement.

AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                    YEAR ENDED JULY 31,
                                                                             1996           1995           1994
                                                                      --------------  -------------  -------------
Net sales                                                             $  106,831,000  $  86,173,000  $  67,370,000
Cost of goods sold                                                        94,095,000     76,145,000     59,138,000
                                                                      --------------  -------------  -------------
    Gross profit                                                          12,736,000     10,028,000      8,232,000
Selling, general and administrative expenses                               9,168,000      6,228,000      5,696,000
Stock option compensation                                                  1,671,000              -              -
Restructuring charge                                                         571,000              -              -
Research and development expenses (Note 3)                                 9,764,000              -              -
                                                                      --------------  -------------  -------------
    Operating (loss) income                                               (8,438,000)     3,800,000      2,536,000

Interest expense, net                                                      1,394,000      1,421,000        830,000
Loss on Western Power & Equipment initial public offering (Note 9)                 -        386,000              -
                                                                      --------------  -------------  -------------
    (Loss) income from continuing operations before income taxes
      and minority interest                                               (9,832,000)     1,993,000      1,706,000

Provision for income taxes (Note 8)                                          741,000        711,000        682,000
Minority interest in earnings of consolidated subsidiaries                   902,000        118,000              -
                                                                      --------------  -------------  -------------
    (Loss) income from continuing operations                             (11,475,000)     1,164,000      1,024,000
                                                                      --------------  -------------  -------------
Discontinued operations, net of taxes (Note 10):
    Income from operations, net of tax                                       315,000      1,104,000      1,460,000
    Gain (loss) on disposal (net of tax of $5,042,000 and $244,000 in
      1996 and 1994)                                                       7,460,000              -       (365,000)
                                                                      --------------  -------------  -------------
                                                                           7,775,000      1,104,000      1,095,000
                                                                      --------------  -------------  -------------
Extraordinary item - Gain on early debt extinguishment, less applicable
  income taxes                                                                     -              -         30,000
                                                                      --------------  -------------  -------------

Cumulative effect of a change in accounting principle (Note 8)                     -              -        138,000
                                                                      --------------  -------------  -------------
Net (loss) income                                                         (3,700,000)     2,268,000      2,287,000
Dividends on preferred stock                                                       -              -        (86,000)
                                                                      --------------  -------------  -------------

Net (loss) income available for common shareholders                   $   (3,700,000) $   2,268,000  $   2,201,000
                                                                      --------------  -------------  -------------
                                                                      --------------  -------------  -------------

(Loss) earnings per common and common equivalent share:
    (Loss) income from continuing operations                          $        (1.98)       $  0.20  $        0.18
    Discontinued operations                                                     1.34           0.20           0.21
    Extraordinary item                                                             -              -           0.01
    Cumulative effect of change in accounting principle                            -              -           0.03
                                                                      --------------  -------------  -------------

    Net (loss) income per share                                        $       (0.64) $        0.40  $        0.43
                                                                      --------------  -------------  -------------
                                                                      --------------  -------------  -------------

    Weighted average number of shares                                      5,810,526      5,729,852      5,170,175
                                                                      --------------  -------------  -------------
                                                                      --------------  -------------  -------------



                  The accompanying notes are an integral part of this statement.

AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                       PREFERRED STOCK             COMMON STOCK
                                    ---------------------     -------------------------
                                    NUMBER OF                  NUMBER OF
                                     SHARES        AMOUNT       SHARES       AMOUNT
                                    ---------  ----------     ----------   ----------
Balance at July 31, 1993            1,200,000    $  12,000    4,817,000     $  48,000

Net income
Dividends paid on preferred stock
Public offering, net of $968,000
  in expenses                                                   920,000         9,000
Shares repurchased                                             (100,000)       (1,000)
Conversion of preferred stock
  to subordinated note payable     (1,200,000)     (12,000)
Exercise options                                                  2,000
                                    ---------  ----------     ----------   ----------

Balance at July 31, 1994                    -            -    5,639,000        56,000

Net income
Issuance of common shares as
  compensation                                                   16,000         1,000
Net collection on note receivable
  from shareholder
                                    ---------  ----------     ----------   ----------

Balance at July 31, 1995                    -            -    5,655,000        57,000



Net loss
Issuance of common shares
  as compensation                                                12,000
Stock issued under stock option
  plans and warrants                                            600,000         6,000
Tax benefit related to stock option
  plans and warrants
Stock option compensation
Net collection on note receivable
  from shareholder
                                    ---------  ----------     ----------   ----------

Balance at July 31, 1996                    -  $        -     6,267,000     $  63,000
                                    ---------  ----------     ----------   ----------
                                    ---------  ----------     ----------   ----------

                                          ADDITIONAL                                       TOTAL
                                         CONTRIBUTION                      RETAINED    SHAREHOLDERS'
                                            CAPITAL           OTHER        EARNINGS       EQUITY
                                        --------------   -------------    ----------  --------------

Balance at July 31, 1993                 $  13,650,000    $  (200,000)     $  23,000   $ 13,533,000

Net income                                                                 2,287,000      2,287,000
Dividends paid on preferred stock                                            (86,000)       (86,000)
Public offering, net of $968,000
  in expenses                                3,855,000                                    3,864,000
Shares repurchased                            (462,000)                                    (463,000)
Conversion of preferred stock
  to subordinated note payable              (1,188,000)                                  (1,200,000)
Exercise options                                 3,000                                        3,000
                                        --------------   -------------    ----------  --------------








Balance at July 31, 1994                    15,858,000       (200,000)     2,224,000     17,938,000

Net income                                                                 2,268,000      2,268,000
Issuance of common shares as
  compensation                                  31,000                                       32,000
Net collection on note receivable
  from shareholder                                             16,000                        16,000
                                        --------------   -------------    ----------  --------------

Balance at July 31, 1995                    15,889,000       (184,000)     4,492,000     20,254,000

Net loss                                                                  (3,700,000)    (3,700,000)
Issuance of common shares
  as compensation                               15,000                                       15,000
Stock issued under stock option
  plans and warrants                         1,770,000                                    1,776,000
Tax benefit related to stock option
  plans and warrants                           510,000                                      510,000
Stock option compensation                    2,470,000       (293,000)                    2,177,000
Net collection on note receivable
  from shareholder                                            184,000                       184,000
                                        --------------   -------------    ----------  --------------

Balance at July 31, 1996                 $  20,654,000    $  (293,000)   $   792,000   $ 21,216,000
                                        --------------   -------------    ----------  --------------



                                        --------------   -------------    ----------  --------------



                  The accompanying notes are an integral part of this statement.

AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        YEAR ENDED JULY 31,
                                                                                  1996         1995          1994
                                                                                ---------    ---------     ----------
Cash flows from operating activities:
     Net (loss) income                                                       $   3,700,000  $  2,268,000     $2,287,000
     Adjustments to reconcile net (loss) income to net cash used by operating activities:
          Cumulative effect of change in accounting principle                            -              -       (138,000)
          Shares issued in lieu of compensation                                          -         32,000              -
          Depreciation and amortization                                          1,194,000      1,068,000        633,000
          (Gain) Loss on disposal of business                                   (7,460,000)             -        365,000
          Loss on Western Power & Equipment initial public offering                      -        386,000              -
          Loss on sale of fixed assets                                                              4,000         35,000
          Deferred tax provision                                                  (781,000)      (267,000)      (200,000)
          Gain on debt extinguishment                                                                   -        (30,000)
          Income applicable to minority interest                                   902,000        118,000              -
          Purchased research and development                                     8,472,000              -              -
          Stock option compensation                                              1,671,000              -              -
          Imputed interest                                                         161,000              -              -
          Write-off capitalized software costs                                     262,000              -              -
          Change in assets and liabilities, net of effects of acquisitions and dispositions:
               Accounts receivable                                                (267,000)    (2,420,000)       (94,000)
               Inventories                                                     (12,830,000)    (5,181,000)    (5,736,000)
               Prepaid expenses, other receivables and other assets                544,000     (1,196,000)       116,000
               Other assets                                                       (149,000)             -              -
               Inventory floor financing                                        12,411,000              -              -
               Accounts payable                                                   (665,000)       261,000        749,000
               Accrued liabilities                                               2,566,000        273,000        251,000
               Income taxes payable                                               (314,000)       324,000       (348,000)
               Other non-current liabilities                                              -       223,000        135,000
               Discontinued operations                                                    -       605,000     (1,253,000)
               Other                                                              (496,000)             -              -
                                                                                 ---------      ---------     ----------
               Net cash provided by (used in) operating activities               1,521,000     (3,502,000)    (3,228,000)
                                                                                 ---------      ---------     ----------

Cash flows from investing activities:
     Proceeds from sale of fixed assets                                          2,075,000          6,000         26,000
     Proceeds from sale of business, net                                        19,099,000              -        500,000
     Purchase of property and equipment                                           (695,000)      (332,000)      (309,000)
     Purchase of debt securities                                                (6,268,000)             -              -
     Purchase of distribution outlets                                           (2,325,000)             -              -
     Acquisition of businesses, net of cash acquired                              (105,000)      (557,000)             -
                                                                                ----------       ---------     ----------
               Net cash provided by (used in) investing activities              11,781,000       (883,000)        217,000
                                                                                ----------       ---------     ----------
Cash flows from financing activities:
     Net borrowings (payments) under revolving credit agreements                (3,424,000)     4,187,000      1,467,000
     Net borrowings (payments) under term loans                                  1,268,000     (1,623,000)      (314,000)
     Principal payments under capitalized lease obligations                       (394,000)       (52,000)       (20,000)
     Proceeds from Company public offerings                                              -      7,801,000      3,401,000
     Net (payments) borrowings under notes payable to shareholders                       -     (2,575,000)      (800,000)
     Dividends paid on preferred stock                                                   -              -        (86,000)
     Decrease in receivable from underwriter                                     1,102,000              -              -
     Exercise of stock options                                                   1,776,000              -          3,000
     Collections (increase) of notes receivable from shareholder, net             (688,000)        16,000              -
                                                                                 ---------      ---------     ----------
               Net cash provided by financing activities                          (360,000)     7,754,000      3,651,000
                                                                                 ---------      ---------     ----------
Net increase in cash                                                            12,942,000      3,369,000        640,000
Cash at beginning of year                                                        4,144,000        775,000        135,000
                                                                                 ---------      ---------     ----------




Cash at end of year                                                           $ 17,086,000     $4,144,000     $  775,000








             The accompanying notes are an integral part of this statement.

1.  DESCRIPTION OF BUSINESS

    American United Global, Inc. (the "Company") has been engaged in two distinct businesses consisting of a distribution operation and a manufacturing operation. Through its Western Power & Equipment Corp. ("Western") subsidiary, the Company operates as a retail distributor for the sale, servicing, and leasing of light to medium-sized construction equipment and parts (the "Distribution Service Group"). Substantially all of this equipment is manufactured by Case Corporation ("Case"). The Company's manufacturing business consisted of two units, National O-Ring, which manufactured and distributed a full range of standard-size, low-cost, synthetic rubber o-ring sealing devices for use in automotive and industrial applications, and Stillman Seal, which specialized in the design, manufacture and distribution of rubber-to-metal bonded sealing devices and molded rubber shapes for use in commercial aerospace, defense and communications industry applications (collectively the "Manufacturing Group"). The Manufacturing Group was sold pursuant to the terms of an Asset Purchase Agreement dated as of November 22, 1995. The effect of the sale on the results of operations of the Company has been included in discontinued operations in the accompanying consolidated statements of operations for the year ended July 31, 1996 as more fully described in
    Note 10. In accordance with the rules and regulations of the Securities and Exchange Commission, previously reported financial statements of the Company have been restated to present National O-Ring/Stillman Seal as a discontinued operation. The net assets of National O-Ring/Stillman
    Seal are presented as assets held for sale in the restated balance sheet for fiscal 1995.

    The Manufacturing Group also included Aerodynamic Engineering, Inc. which performed precision machining of close tolerance parts primarily for use in the commercial aerospace and defense industries until its disposal in fiscal 1994. This subsidiary was sold in April 1994 as further discussed in Note 10.

    As discussed in Note 3, the Company acquired ConnectSoft, Inc. ("ConnectSoft"), effective May 1, 1996. ConnectSoft provides communications software applications and services for persons seeking access to and utilization of resources and information available on the Internet.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION



    The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share of the equity of Western which was 43% at July 31, 1996. There is also a 25% minority interest held in eXodus Technologies, Inc. ("eXodus"), a former division of Connectsoft, but no minority interest is presented due to accumulated losses.



    CASH EQUIVALENTS

    For financial reporting purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    INVENTORY VALUATION

    Inventories are stated at the lower of cost or market. Cost is determined based upon the first-in, first-out method for parts inventory and specific identification for construction equipment.

    INVESTMENT SECURITIES

    Investments in marketable debt securities represent primarily treasury notes which are carried at amortized cost as these investments have been classified as held-to-maturity securities. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold until maturity.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 30 years. Expenditures for additions and major improvements are capitalized. Repairs and maintenance costs are expensed as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts; any gain or loss thereon is included in the results of operations.

    INTANGIBLE ASSETS

    Intangible assets acquired in business acquisitions such as name recognition, existing technology, geographical location and presence and noncompete agreements represent value to the Company. Intangibles are amortized using the straight-line method over the assets' estimated useful lives ranging from 5 to 40 years. Such lives are based on the factors influencing the acquisition decision and on industry practice.

    The carrying value of intangible assets is assessed for any permanent impairment by evaluating the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of the expected future net cash flows is less than book value. Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. SFAS No. 121 is required to be implemented by the Company for the fiscal year beginning August 1, 1996 and is not expected to have a significant impact on the Company's financial statements.

    INCOME TAXES

    Effective August 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The adoption of SFAS No. 109 changed the Company's method of accounting for income taxes from the deferral method to an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax bases of assets and liabilities. The cumulative effect of the adoption in fiscal 1994 was an increase in net income of $138,000, resulting primarily from the recognition of certain net operating loss carryforwards.

    REVENUE RECOGNITION

    Revenue on equipment and parts sales is recognized upon shipment of products and passage of title. Equipment rental and service revenue is generally recognized at the time such services are provided. Software related contract service revenue is recognized on either the percentage-of-completion contract accounting method or on a completed contract basis, depending on the structure of the contract. Revenue from sales of software products to end-users and distributors is recognized upon product shipment, net of an allowance for returns.

    SOFTWARE DEVELOPMENT COSTS

    The Company acquired certain software development costs in connection with the acquisition of ConnectSoft as more fully described in Note 3. Software development costs incurred in conjunction with product development are charged to product development expense until technological feasibility is established. Thereafter, all software product development costs are capitalized and reported at the lower of unamortized cost or net realizable value of each product. The establishment of technological feasibility and the on-going assessment of the recoverability of costs require considerable judgment by the Company with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in the software and hardware technology. After consideration of the above factors, the Company amortizes capitalized software costs at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Capitalized software development costs are included in intangible and other assets in the accompanying consolidated balance sheet.

    RESEARCH AND DEVELOPMENT

    Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

    ADVERTISING EXPENSE

    The Company expenses all advertising costs as incurred. Total advertising expense for the years ended July 31, 1996, 1995 and 1994 was $263,000, $274,000 and $134,000, respectively.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities as presented in the consolidated financial statements approximates fair value based on the short-term nature of these instruments. The recorded amount of long-term debt approximates fair value as the actual interest rates approximate current competitive rates. The fair value of investment securities held is approximately $179,000 less than the carrying value at July 31, 1996.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the fiscal periods presented. Actual results could differ from those estimates.

    RECENT ACCOUNTING PRONOUNCEMENT

    In October 1995, the Financial Accounting Standards Board issued FAS 123, "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock-based employee compensation plans and for the issuance of equity instruments to acquire goods and services from non-employees. The Company has not determined its method of adoption for fiscal 1997.

    EARNINGS PER SHARE

    Net income (loss) per share is computed by dividing the net income available for common shareholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period using the treasury stock method. The Company's preferred stock that has been granted in connection with the ConnectSoft acquisition (see Note 3) has not been included in the loss per share calculation for the year ended July 31, 1996, as their effect is antidilutive. The additional shares to be potentially issued to the ConnectSoft shareholders upon occurrence of certain events (see Note 3) have not been included in the determination of loss per share for the year ended July 31, 1996. Fully diluted earnings (loss) per share is not presented as it is considered to be the same as primary earnings per share.


3.  ACQUISITIONS

    Effective November 1, 1992, the Company's newly formed Western subsidiary completed the acquisition from Case of certain assets used in connection with seven separate Case retail construction equipment distributorships located in the states of Washington and Oregon (the "Western Acquisition").

    The purchase included approximately $33,000,000 of various assets, including inventories of new and used Case construction equipment and spare parts, as well as the land and building at one of the locations. The purchase price paid was approximately $1,937,000 in cash and approximately $31,000,000 was financed, primarily through inventory floor planning dealer finance agreements with Case and its affiliates. In addition, the Company incurred approximately $2,000,000 in other related acquisition costs in connection with the transaction. The obligations of Western to Case and its affiliates under the various purchase notes and related financing and security agreements with Case and its affiliates are guaranteed by the Company.

    Effective September 10, 1994, Western acquired the assets and operations of two additional factory-owned stores of Case in the states of California and Nevada. The purchase price paid was approximately $557,000 in cash, $4,153,000 in installment notes payable to Case and the assumption of $5,019,000 in inventory floor planning dealer finance agreements with Case and its affiliates.

    The acquisitions were accounted for as purchases, and the net assets and the results of operations of the businesses acquired are included in the consolidated accounts from their respective acquisition dates.

    The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the two additional stores had been acquired as of August 1, 1993. Pro forma results for the year ended July 31, 1995 are not presented as the results are not materially different than actual results.

                                              YEAR ENDED
                                                JULY 31,
                                                 1994
                                            --------------
         Net sales                          $   81,833,000
         Net income                              2,053,000
         Earnings per share                           0.40


    Effective February 29, 1996, Western acquired the assets and operations of two additional factory-owned stores of Case in the state of California.
    The acquisition was consummated for approximately $630,000 in cash, $1,590,000 in installment notes payable to Case and the assumption of $3,965,000 in inventory floor plan debt with Case and its affiliates. The results of operations of these two stores have been included in the consolidated results of operations from the effective date of the acquisition. The acquisition was accounted for as a purchase and resulted in the recording of approximately $150,000 in goodwill which is included in intangible and other long-term assets in the accompanying consolidated financial statements and is being amortized on a straight-line basis over 20 years.

    On May 1, 1996, the Company acquired control of ConnectSoft, Inc. Pursuant to the terms of the merger agreement, the ConnectSoft shareholders received, on a pro rata basis, approximately 972,000 unregistered shares of the Company's Series B convertible preferred stock. This preferred stock does not pay dividends, is not subject to redemption, has a liquidation preference of $3.50 per share over the Company's common stock and shares voting rights with the Company's common stock with restrictions on the shareholders' ability to vote the shares until December 31, 1999. Each share of Series B preferred stock is convertible into shares of the Company's common stock at the shareholders' option on a one-for-one basis. However, the conversion ratio may be increased to one-for-two or one-for-three if certain criteria are met by ConnectSoft. In the event that the "Combined Pre-Tax Income", as defined in the merger documents of any of the "Subject Entities", as defined as in the merger document, in any one of the three fiscal years ending July 31, 1997, 1998 or 1999 equals or exceeds $3,000,000, each share of preferred stock may be converted into two shares of the Company's common stock. If the "Combined Pre-Tax Income" equals or exceeds $5,000,000, each share of preferred stock may be converted into three shares of the Company's common stock. Additionally, the conversion ratio of the preferred stock shall be adjusted, such that each share of preferred stock is convertible into three shares of the Company's common stock, notwithstanding the levels of "Combined Pre-Tax Income" achieved, if on or before December 31, 1999 (1) the Company sells the assets or securities of any of the "Subject Entities" for consideration aggregating $5,000,000 or more, (2) the Company consummates an initial public offering of any of the "Subject Entities" resulting in gross proceeds in excess of $10,000,000 or in a market valuation of 100% of the issuer's common stock equaling or exceeding $50,000,000, or (3) a transaction occurs with any third party with the result that no shares of the Company's common stock will be publicly traded on a national securities exchange.

    The acquisition of ConnectSoft was not closed until August 8, 1996. However, utilizing the purchase method of accounting, the operating results from ConnectSoft have been included in the consolidated operating results commencing May 1, 1996 because the Company assumed operational and financial control effective May 1, 1996. The purchase price plus direct costs of acquisition have been initially allocated to the assets acquired and the liabilities assumed based on management's estimates and a valuation of the Company's preferred stock issued and the assets and liabilities obtained. Adjustments to the initial purchase price allocation will occur, if necessary, during fiscal 1997. Issuance of the Company's preferred stock to the ConnectSoft shareholders had not occurred as of July 31, 1996 and, accordingly, these shares are not reflected as outstanding as of July 31, 1996. For purposes of computing earnings per share, these preferred shares have not been included as their effect is antidilutive. The fair value of the preferred stock is reflected as purchased business obligations in the accompanying consolidated balance sheet.

    A summary of assets acquired, liabilities assumed and purchase price paid is as follows:

         Value of preferred stock           $    3,989,000
         Costs of acquisition                      430,000
         Liabilities assumed                     8,690,000
                                            --------------
         Cost of assets acquired            $   13,109,000
                                            --------------
                                            --------------

    This convertible preferred stock has been valued at fair market value at May 1, 1996. The valuation technique utilized has considered that the conversion ratio increases based on the earnings of the "Subject Entities". Accordingly, the acquisition price based on this value has been determined at acquisition, and, therefore, this preferred stock is not viewed as contingent securities. The purchase price has been allocated to the assets acquired, including certain intangible assets such as purchased computer software, covenant not to compete, name recognition and research and development in process.

    The cost initially allocated to each of ConnectSoft's assets and liabilities at the date of the acquisition, as determined in accordance with the purchase method of accounting, is presented in the table below:

         Accounts receivable                $    130,000
         Prepaid and other current assets        301,000
         Intangible assets:
           Goodwill/trademark                    900,000
           Software technology - complete        700,000
           Software technology - in progress
              (charged to research and
               development expense)            8,472,000
           Non-compete agreement                 500,000
         Property and equipment                2,015,000
         Other long-term assets                   91,000
         Accounts payable and accrued
         liabilities                          (3,769,000)
         Debt and capital lease
              obligations                     (4,921,000)
                                            ------------
         Net assets acquired                $  4,419,000
                                            ------------
                                            ------------

    In connection with the purchase of ConnectSoft, the Company entered into an agreement with a creditor of ConnectSoft whereby the Company purchased from the creditor a note payable due from ConnectSoft for cash and a $1,500,000 promissory note payable due on April 30, 1999. This creditor was also a shareholder of ConnectSoft and, accordingly, received the Company's preferred stock as consideration for its shares of ConnectSoft. As part of this agreement, the former creditor granted to the Company an irrevocable right and option to purchase all or any portion of the Company's securities owned by the creditor during the period December 31, 1996 to December 31, 1999. These shares will be purchased at the highest closing price 30 days prior to date of exercise. If the Company exercises its option, the creditor shall receive at a minimum $4,000,000 from the Company irrespective of whether or not the purchase price payable for these shares based on the exercise price shall equal $4,000,000. If the net proceeds are greater than $4,000,000, the first $1,000,000 greater than $4,000,000 shall be applied to reduce the then outstanding principal amount of the note payable to the creditor, and to the extent such note payable shall have then been fully paid, any remaining amounts shall be allocated 50% to the Company and 50% to the creditor.

    The following unaudited pro forma summary combines the consolidated results of operations as if ConnectSoft and the factory owned stores of Case had been acquired as of the beginning of the periods presented, including the impact of certain adjustments.
                                                    YEAR ENDED
                                                     JULY 31,
                                            1996                   1995
                                       -------------          --------------
         Net sales                     $ 122,096,000          $  110,231,000
         Net loss                      $  (8,340,000)         $  (10,724,000)
         Loss per share                $       (1.44)         $        (1.87)

    The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

    In addition, effective June 11, 1996, Western acquired the assets and operations of GCS, Inc. ("GCS"), a California-based closely held distributor of heavy equipment primarily marketed to municipal and state government agencies responsible for highway maintenance. The acquisition was consummated for approximately $1,655,000 in cash. The acquisition was accounted for as a purchase and resulted in goodwill of approximately $400,000 which is included in intangible and other long-term assets in the accompanying consolidated financial statements and is being amortized on the straight-line basis over 20 years. Pro forma financial information relating to this acquisition has not been provided because its effect is immaterial. The results of operations of the GCS stores have been included in the consolidated results of operations of the Company from the effective date of the acquisition.

4.  INVENTORIES

    Inventories consist of the following:

                                                     JULY 31,
                                            1996                1995
                                       ---------------     ---------------
         Parts                         $     6,320,000     $     5,290,000
         Equipment new and used             59,377,000          41,123,000
                                       ---------------     ---------------
                                       $    65,697,000     $    46,413,000
                                       ---------------     ---------------
                                       ---------------     ---------------

    At July 31, 1996 and 1995, approximately $12,079,000 and $4,756,000, respectively, of equipment was being held for rent and, in accordance with standard industry practice, is included in new and used equipment inventory. Such equipment is generally being depreciated at an amount equal to 80% of the rental payments received.


5.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                   JULY 31,
                                             1996              1995
                                         ------------      ----------
         Machinery and equipment         $  2,092,000      $1,574,000
         Furniture and office equipment     1,925,000       1,892,000
         Computer system                    2,328,000               -
         Land                                 840,000       1,903,000
         Building                           3,042,000       2,347,000
         Construction in progress             892,000         596,000
                                         ------------      ----------
                                           11,119,000       8,312,000

         Less:  Accumulated depreciation
              and amortization             (2,241,000)     (1,250,000)
                                         ------------      ----------

                                         $  8,878,000      $7,062,000
                                         ------------      ----------
                                         ------------      ----------

6.  LICENSE AGREEMENT

    Effective May 4, 1996, the Company entered into a software licensing agreement for technology to be utilized in a software product being developed by the Company. The term of this license agreement is for three years commencing June 1, 1996. In consideration for the license granted, the Company will make a $450,000 nonrefundable advance minimum royalty payment to the licensor. Royalties due under this agreement are 15% of the sales price to third parties subject to a minimum payment due on each sale. Additionally, the Company has agreed to sell 100,000 unregistered shares of its common stock for $1,000 to the licensor which were issued subsequent to July 31, 1996. Other provisions of the agreement grant the licensor the right to designate one member of the board of directors of one of the Company's subsidiaries and certain rights to receive options to purchase shares of the subsidiary's common stock in the event that the subsidiary completes an initial public offering. The value assigned to the shares to be issued was $250,000. The full cost of the license was expensed as research and development during fiscal 1996.


7.  BORROWINGS

    Borrowings consist of the following:

                                                           JULY 31,
                                                      1996           1995
                                                  -------------  ------------
         Borrowings under floor financing lines  $   54,364,000   $37,072,000
         Line of credit with bank                     2,927,000             -
         Term and mortgage notes payable              3,201,000     6,023,000
         Note payable to creditor (Note 3)            1,500,000             -
                                                 --------------   -----------
              Total borrowings                       61,992,000    43,095,000

    Less current portions:
         Borrowings under floor financing lines      54,364,000    37,072,000
         Other third-party borrowings                 4,660,000     6,023,000
                                                 --------------   -----------
                                                 $    2,968,000   $         -
                                                 --------------   -----------
                                                 --------------   -----------

    Scheduled principal payments of all borrowings are as follows:

         1997                                    $   59,024,000
         1998                                           204,000
         1999                                         1,658,000
         2000                                            63,000
         2001                                            68,000
         Thereafter                              $      975,000
                                                 --------------
                                                 $   61,992,000
                                                 --------------
                                                 --------------

    FLOOR FINANCING LINES
    Western has an inventory floor financing line with Case Credit Corporation, the financing operation of Case Corporation, to purchase new equipment and attachments. The Case credit floor plan line provides for a four-month to eight-month interest free term followed by a term during which interest is charged at prime plus 2% (10.25% at July 31, 1996). Principal payments are generally due at the earlier of sale of the equipment or twelve to forty-eight months from the invoice date. At July 31, 1996 there was approximately $38,501,000 outstanding under floor financing arrangements.

    Western also has a credit facility with Seafirst Bank to provide up to $17,500,000 for the purchase of new and used equipment held for sale as well as equipment held for rental. The credit line calls for monthly interest payments at prime plus .25% (8.5% at July 31, 1996). Principal payments are generally due in periodic installments over terms ranging from twelve months to twenty-four months from the borrowing date. At July 31, 1996, approximately $14,352,000 was outstanding under this facility.

    In addition to the Case and Seafirst Bank credit lines, Western has entered into floor plan financing arrangements with other equipment manufacturers and commercial credit companies. These credit facilities provide for interest free terms ranging up to six months and require monthly principal and interest payments over terms ranging up to forty-eight months. The interest rate paid on these credit facilities are prime plus 2%. The total amount outstanding under these other financing arrangements was $1,511,000 at July 31, 1996.

    OTHER BORROWINGS
    Western entered into various term notes with Case for the purchase of used equipment, parts, shop tools, furniture and fixtures and accounts receivable. The terms of these notes provide for interest charges at various rates up to prime plus 2% and are collateralized by the related equipment, parts and fixed assets. As of July 31, 1996, approximately $963,000 was outstanding under these notes.

    On October 10, 1995, using proceeds from its initial public offering, Western retired the $2,175,000 real estate note given to Case for the purchase of the Sparks, Nevada real estate in September 1994. In March 1996, Western consummated an agreement with an institutional lender for a conventional mortgage on the property in the amount of $1,330,000, secured by the Sparks, Nevada real estate. The agreement calls for principal and interest payments over a seven year term using a fifteen year amortization period. The note cannot be prepaid during the first two years of its term.

    In connection with the acquisition of the original seven stores, Western entered into a purchase agreement for the Auburn, Washington facility subject to the completion by Case of certain environmental remediation. In December 1995, after completion of the remediation, Western entered into a sale-leaseback transaction with an unrelated party regarding the Auburn facility which resulted in no gain or loss to Western. Using the proceeds of the sale-leaseback, Western repaid a $2,075,000 collateralized mortgage with Case. The term of the lease is 20 years at an initial annual rate of $204,000. In addition to base rent, Western is responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs with respect to the leased real property during the term of the lease. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease (see Note 11) while the land portion of the lease qualifies for treatment as an operating lease.

    During fiscal 1996, the Company obtained a $10,000,000 secured demand line of credit from a commercial bank. This line is secured by the Company's portfolio of cash and marketable securities held by the bank. On July 31, 1996 approximately $2,927,000 was outstanding under this line of credit, the principal of which bears interest at the bank's base rate plus 1% or 90 day LIBOR plus 1%.

    The applicable rate is elected upon issuance of each advance on the line of credit. Effective October 1996, the secured demand line of credit was increased to $13,000,000 of which $4,400,000 may be in the form of letters of credit.

    During May 1993, ConnectSoft entered into a financing arrangement whereby it requested advances from a financing company and pledged receipts on accounts receivable to repay these advances. The interest rate charged to ConnectSoft amounts to 48% per year. The advances made under this arrangement are collateralized by the accounts receivable and other assets of ConnectSoft. At July 31, 1996, ConnectSoft had a total liability under this arrangement of $585,000 and was in default with respect to one of its covenants. As a result, the total amount due is classified as a short-term liability.

8.  INCOME TAXES

    Effective August 1, 1993, the Company adopted SFAS No. 109, Accounting for Income Taxes. The cumulative effect of adoption was an increase in net income of $138,000, or $.03 per share.
    The provision (benefit) for income taxes from continuing operations before extraordinary items comprises the following:

                                              YEAR ENDED JULY 31,
                                       1996           1995           1994
                                  ------------   ------------  -------------
         Current:
              Federal             $  1,280,000   $    918,000   $    672,000
              State                    242,000         60,000        210,000
                                  ------------   ------------   ------------
                                     1,522,000        978,000        882,000
                                  ------------   ------------   ------------
         Deferred:
              Federal                 (779,000)      (252,000)      (153,000)
              State                     (2,000)       (15,000)       (47,000)
                                  ------------   ------------   ------------
                                      (781,000)      (267,000)      (200,000)
                                  ------------   ------------   ------------
                                  $    741,000   $    711,000   $    682,000
                                  ------------   ------------   ------------
                                  ------------   ------------   ------------


    The principal reasons for the variation from the customary relationship between income taxes at the statutory federal rate and that shown in the consolidated statement of income are as follows:

                                            YEAR ENDED JULY 31,
                                        1996           1995         1994
                                       -------        -------     --------
         Statutory federal income
          tax rate                $ (3,343,000)  $    677,000   $  580,000
         State income taxes, net
           of federal income tax
           benefit                      82,000         74,000       68,000
         Purchased research and
           development               3,627,000
         Valuation allowance           271,000
         Other                         104,000        (40,000)      34,000
                                  ------------   ------------   ----------

                                  $    741,000   $    711,000   $  682,000
                                  ------------   ------------   ----------
                                  ------------   ------------   ----------

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                      JULY 31,
                                                   1996            1995
                                               ------------    -----------
         Depreciation and amortization         $   (587,000)   $  (488,000)
         Deferred income                           (117,000)             -
                                               ------------    -----------
         Gross deferred tax liabilities            (704,000)      (488,000)
                                               ------------    -----------

         Inventory reserve                          258,000        193,000
         Bad debt reserve                           222,000        159,000
         Accrued vacation and bonuses               127,000         92,000
         State taxes                                124,000         53,000
         Loss carryforwards                          88,000              -
         Loss on Western initial public offering    131,000        154,000
         Stock options                            1,127,000              -
         Operating lease                            194,000              -
         Intangible assets                          150,000              -
         Other                                      186,000         27,000
                                               ------------    -----------
         Gross deferred tax assets                2,607,000        678,000
         Valuation allowance                       (375,000)             -
                                               ------------    -----------
         Net deferred tax assets                  2,232,000        678,000
                                               ------------    -----------
                                               $  1,528,000    $   190,000
                                               ------------    -----------
                                               ------------    -----------

    At July 31, 1996, the Company had federal income tax loss carryforwards of $260,000 which will begin to expire in 2010. Utilization of such net operating losses will be subject to annual limitations due to the Company's acquisition of ConnectSoft in May 1996.


9.  SHAREHOLDERS' EQUITY

    On February 25, 1994, the Company completed a public offering of 920,000 units at $5.25 per unit, each unit consisting of one share of common stock, $.01 par value, and one redeemable common stock purchase warrant. Each warrant entitled the holder to purchase one share of common stock until February 16, 1996, at an exercise price of $7.50. During fiscal 1996, the exercise period for these warrants was extended to February 16, 1997. The warrants are subject to redemption by the Company at a redemption price of $.10 per warrant. Simultaneous with the offering, the Company purchased an aggregate of 100,000 shares of its issued and outstanding common stock from certain shareholders of the Company for $4.625 per share. The net proceeds of the offering after the purchase of the selling shareholders' shares were approximately $3,401,000.

    In addition, during fiscal 1994, all outstanding shares of the Company's preferred stock, along with an existing $1,375,000 note payable, were exchanged for a new subordinated note payable to a related party totaling

    $525,000 that were incurred in connection with the Western Acquisition and used the balance of the proceeds to pay down the Company's revolving credit facility with Congress Financial Corporation.

    During fiscal 1995, Western completed an initial public offering of 1,495,000 shares of common stock at $6.50 per share. The net proceeds of the offering were approximately $7,801,000 including $1,102,000 from the exercise of an over allotment option which was received subsequent to July 31, 1995.

    Prior to the offering, Western issued promissory notes totaling $250,000 (the "Bridge Loans"), and 38,462 shares of its common stock to certain investors. The shares were valued at the estimated offering price and recorded as deferred debt issuance costs. Such costs were written off in June 1995 when the Bridge Loans were retired using proceeds from the offering.


    The net proceeds per share from Western's offering and the Bridge Loans were lower than the Company's per share basis in Western at the time of the offering. Accordingly, the Company recognized a $386,000 pretax loss in connection with the transaction during the year ended July 31, 1995.

    Western has been authorized to issue 10,000,000 shares of "blank check" preferred stock, with respect to which all the conditions and privileges thereof can be determined solely by action of Western's Board of Directors without further action of its shareholders. As of July 31, 1996 none were issued and outstanding.


10. DISCONTINUED OPERATIONS

    Pursuant to the terms of an Asset Purchase Agreement, dated as of November 22, 1995, on January 19, 1996 all of the assets of the National O-Ring and Stillman Seal businesses (the "Manufacturing Business") were sold to, and substantially all of the liabilities associated with operation of the Manufacturing Business were assumed by, subsidiaries of Hutchinson Corporation (the "Hutchinson Transaction").

    The Purchase Price for the Manufacturing Business was $24,500,000, $20,825,000 of which was paid in cash and the aggregate $3,675,000 balance was paid by delivery of two 24-month non-interest bearing promissory notes (the "Notes" ) issued by Hutchinson. The Notes, which have been discounted for financial statement presentation by $638,000, are non-interest bearing and guaranteed by Total America, Inc., the parent corporation of Hutchinson, whose securities are listed on the New York Stock Exchange.
    The discounted note balance aggregates $3,198,000 at July 31, 1996.

    At the closing of the Hutchinson Transaction, the Company, Hutchinson (as guarantor) and Robert Rubin, who is the chairman and a director of the Company, entered into a five-year Non-Competition Agreement in favor of Hutchinson and its affiliates, pursuant to which Mr. Rubin and the Company agreed not to compete with the business acquired in the Hutchinson Transaction. Under the terms of the Non-Competition Agreement, Mr. Rubin will receive payments aggregating $200,000 over a seven-year period. In addition, Hutchinson engaged Mr. Rubin as a consultant to provide advisory services relating to the acquired Manufacturing Business over a seven-year period, for which services Mr. Rubin will receive payments aggregating $1,000,000.

    On January 19, 1996, as a result of the Hutchinson Transaction, Mr. John Shahid, the former president, chief executive officer and director of the Company and the Company entered into a Termination Agreement whereby Mr. Shahid resigned as an officer and director of the Company and each of its subsidiaries in consideration for the payment of an aggregate of $816,000, representing salary payments under his Employment Agreement through December 31, 1998, as well as a bonus payment for fiscal year 1996 in the amount of $90,000. The Termination Agreement also provides that the Company shall retain Mr. Shahid as a consultant for a period of two years, commencing April 1, 1996, for which consulting services he will be paid quarterly an aggregate of $200,000. Benefits under the termination agreement as well as the two-year consulting agreement were fully expensed during fiscal 1996. Additionally, the Company recognized $506,000 in compensation expense resulting from amendments made to its employee stock option plans (see Note 12). These charges, along with other costs of the Hutchinson Transaction were included in determining the gain on the sale of the Manufacturing Business.

    Details of this transaction are as follows:

         Sale price                       $ 23,862,000
         Basis of net assets sold           (9,634,000)
         Expenses of sale                   (1,726,000)
                                          ------------
         Gain on sale before income taxes   12,502,000
                                          ------------
         Income tax provision               (5,042,000)
                                          ------------
         Gain on sale of
         wholly-owned subsidiaries        $  7,460,000
                                          ------------
                                          ------------

     Although the results of National O-Ring and Stillman Seal subsidiaries have previously been reported in the consolidated financial statements, these subsidiaries were operated as a separate line of business whose products, activities and class of customers differed from other operations of the Company. Based upon this determination, the disposal of these two subsidiaries has been accounted for as discontinued operations and accordingly, their operating results are segregated in the accompanying statement of operations.
                                         F-22

     Results of National O-Ring and Stillman Seal for each of the three prior fiscal years through the date of disposition are as follows:

                                5-1/2 MONTHS
                                   ENDED
                                 JANUARY 19,          YEAR ENDED JULY 31,
                                     1996             1995          1994
                               -------------      -------------  -----------
Net sales                      $  16,928,000      $  37,441,000  $34,820,000
Costs and expenses                16,410,000          35,511,00   32,147,000
                               -------------      -------------  -----------
Income before taxes                  518,000          1,930,000    2,673,000
Provision for income taxes           203,000            826,000      911,000
                               -------------      -------------  -----------
Net income                           315,000       $  1,104,000  $ 1,762,000
                               -------------      -------------  -----------
                               -------------      -------------  -----------

     On April 29, 1994, the Company sold its Aerodynamic Engineering, Inc. ("AEI") subsidiary to Mayer Eisel, Inc., a company owned and operated by the former owners of Aerodynamics, Inc. The Company had originally purchased AEI from Aerodynamics, Inc.

     In consideration for the sale of AEI, the Company received $500,000 in cash, a four-year $500,000 promissory note from Mayer Eisel, Inc. (prepaid at a discount in October 1995), equipment valued at $100,000 and the cancellation of the remaining outstanding balance of notes totaling $875,000. The Company also assumed indebtedness of Aerodynamic, Inc. due to Congress Financial Corporation in the amount of $958,000 and entered into a five-year noncompete agreement with Mayer Eisel, Inc.

     Although the results of AEI have previously been reported as part of the Manufacturing Group, the subsidiary was operated as a separate line of business whose products, activities and class of customers differed from the other Manufacturing Group operations. Based upon this determination, the disposal of AEI has been accounted for as a discontinued operation and, accordingly, its operating results are segregated in the accompanying consolidated statement of operations for the year ended July 31, 1994.

     Results of AEI's operations through its date of disposal are as follows:

                                                  YEAR ENDED
                                                   JULY 31,
                                                     1994
                                               ----------------
    Net sales                                    $  1,648,000
    Costs and expenses                              2,151,000
                                               ----------------
    (Loss) before income taxes                      (503,000)
    Income tax benefit                               201,000
                                               ----------------
    Net (loss)                                   $  (302,000)
                                               ----------------
                                               ----------------

11.  COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS
     The Company and Western lease certain facilities and certain computer equipment and software under noncancelable lease agreements. The building portion of two of the Western's facility leases qualify under SFAS 13 as "capital leases" (i.e., an acquisition of an asset and incurrence of a liability). The remaining facility lease agreements have terms ranging from one to five years. Certain of the facility lease agreements provide for options to renew and generally require the Company and Western to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $1,100,000, $733,000 and $435,000 for the fiscal years 1996,
     1995 and 1994, respectively. The computer equipment lease expires February 1997 and meets certain specific criteria to be accounted for as a capital lease. In connection with the acquisition of ConnectSoft, the Company acquired certain capital lease obligations. These lease obligations were valued at the acquisition date at fair market value which was based on a refinancing agreement for these leases that the Company is currently negotiating. The terms of the refinancing have not been finalized and, accordingly, the specific payment terms have not been determined, however the anticipated terms of the new leases are for a thirty-six month period. As the terms of these leases have not been finalized, the payments associated with these leases are not disclosed over the next five years on an annual basis.



     Assets recorded under capital leases are as follows:


                                                    JULY 31,
                                      1996            1995       1994
                                  -----------     ----------   ---------
Capitalized asset value          $ 3,668,000      $ 170,000   $ 170,000
Less accumulated amortization       (287,000)       (54,000)    (20,000)
                                  -----------     ----------   ---------
                                  $ 3,381,000      $ 116,000   $ 150,000
                                  -----------     ----------   ---------
                                  -----------     ----------   ---------

     Future minimum lease payments under all noncancelable leases as of July 31, 1996, are as follows:

        YEAR ENDING                                  CAPITAL        OPERATING
          JULY 31,                                   LEASES           LEASES
        -----------                               -----------      -----------
          1997                                    $   26,000        $1,493,000
          1998                                       (23,000)        1,324,000
          1999                                       (26,000)        1,087,000
          2000                                       (30,000)          896,000
          2001                                        (8,000)          444,000
          Thereafter                               1,765,000         2,793,000
                                                 -----------       -----------
          Total annual lease payments              1,704,000        $8,037,000
          Refinanced leases                        1,500,000        ----------
          Less amount representing interest            2,000        ----------
                                                  ----------
          Present value of minimum lease payments  3,202,000
            Less: Current portion                  1,119,000
                                                  ----------
                Long-term portion                 $2,083,000
                                                  ----------
     LEGAL PROCEEDINGS

     The Company is involved in certain legal proceedings that have arisen in the normal course of business. Based on the advice of legal counsel, management does not anticipate that these matters will have a material effect on the Company's consolidated financial condition or results of operations.



12.  STOCK OPTION PLANS

     EMPLOYEE STOCK BONUS PLAN (THE "TRANSFER PLAN")

     In March 1991, the Company granted incentive options under the Transfer Plan to purchase an aggregate of 38,496 shares of common stock at purchase prices of $1.63 and $6.50. During fiscal 1994 and 1996, 1,780 and 23,558 options, respectively, were exercised under the Transfer Plan. No options were exercised during fiscal 1995. There are currently outstanding options to purchase 770 shares of common stock under the Transfer Plan, all of which are exercisable at $1.63.

     THE 1991 EMPLOYEE INCENTIVE STOCK OPTION PLAN (THE "1991 STOCK OPTION
     PLAN")
     Key employees of the Company can receive incentive options to purchase an aggregate of 750,000 shares of common stock at initial exercise prices equal to 100% of the market price per share of the Company's common stock on the date of grant. The 1991 Stock Option Plan was approved by the Board of Directors and shareholders in June 1991 and became effective from May 21, 1991.

     Set out below is a summary of the activity of the 1991 Stock Option Plan:

                                       YEAR ENDED JULY 31,
                               1996           1995           1994
                             --------       --------        -------
     Beginning balance        623,450        623,450        461,050
          Granted                                 -         170,000
          Exercised           427,450             -               -
          Expired or canceled      -              -           7,600
                             --------       --------        -------
     Ending balance           196,000        623,450        623,450
                             --------       --------        -------
                             --------       --------        -------



     STOCK OPTION BONUS PLAN (THE "STOCK BONUS PLAN")

     The Stock Bonus Plan was established in October 1991, and granted certain key employees non-qualified options to acquire 171,000 shares of stock, which options were only exercisable in the event that the Company realized
     certain targeted annual earnings in fiscal years 1992-1994.   The Company
     did not meet its annual earnings target in 1992; however, it met its annual earnings targets in 1993 and 1994 and 114,000 options were granted at exercise prices equal to the market price at the date of grant. During 1996, 99,625 options were exercised under the Stock Bonus Plan. At July 31, 1996, 14,375 options were exercisable and outstanding under this plan.



     AMENDMENTS TO THE PLANS

     On May 5, 1995, the Company's Board of Directors approved the re-pricing of
     options outstanding under all three plans.   With the exception of the
     $1.63 options under the Transfer Plan, all outstanding options were repriced to $3.125, which was the closing market price on May 5, 1995.

     In connection with the Hutchinson Transaction described in Note 10, the Company amended the Transfer Plan, 1991 Stock Option Plan and the Stock Bonus Plan by accelerating the vesting period and extending the exercise term for all options under these plans. The amendment was subject to the consummation of the Hutchinson Transaction and affected 761,008 options outstanding on the closing date. The difference between the fair market price on the date of closing and the respective exercise prices applied to the options totaled $506,000 which was included as an expense in determining the gain on Hutchinson Transaction.

     1996 EMPLOYEE STOCK OPTION PLAN (THE "1996 PLAN")

     In April 1996, the Company's Board of Directors authorized and approved the creation of the 1996 Plan for which two million shares of the Company's common stock has been reserved. Concurrent with the 1996 Plan's adoption, options to acquire 800,000 shares at an exercise price of $3.76 per share were granted to the Company's principle shareholder and management. In May, options to acquire an additional 250,000 shares at an exercise price of $5.25 were granted to two other employees. All exercise prices represented the fair market value of the Company's common stock on the date of grant. Of these options granted 100,000 options granted at $5.25 have been canceled.

     The 1996 Plan as originally adopted required shareholder approval which had not been obtained by the end of the fiscal year. On July 30, 1996, the Board amended the 1996 Plan so that shareholder approval was not required. The difference between the fair market value on the date of the amendment and the respective exercise prices applied to the options was recognized as compensation expense based on the options' vesting schedule. This resulted in a fiscal 1996 expense of approximately $1,671,000 and $293,000 of deferred compensation to be recognized over the next two fiscal years.

     OTHER OPTIONS AND WARRANTS GRANTED

     Prior to fiscal 1996, the Company granted warrants and options to certain consultants of the Company in consideration for services rendered to the Company. Of these warrants and options, 522,500 were outstanding at July 31, 1996 with exercise prices ranging from $3.13-$7.00. During fiscal 1996, 100,000 options with an exercise price of $5.25 were granted to the president of one of the Company's subsidiaries. Of these options, all were unexercised and 25,000 were vested at July 31, 1996.

     WESTERN STOCK OPTION PLAN

     In March 1995, the Company, as the sole shareholder of Western, approved Western's 1995 Stock Option Plan, as previously adopted by the Board of Directors (the "Plan"), under which key employees, officers, directors and consultants of Western can receive incentive stock options and non-qualified stock options to purchase up to an aggregate of 300,000 shares of common stock. In December 1995, the shareholders amended the 1995 stock option plan to increase the number of shares underlying the plan from 300,000 to 850,000 shares. The Plan provides that the exercise price of incentive stock options be at least equal to 100 percent of the fair market value of the common stock on the date of grant. With respect to non-qualified stock options, the Plan requires that the exercise price be at least 85 percent of fair value on the date such option is granted. Upon approval of the Plan, Western's Board of Directors awarded non-qualified stock options for an aggregate of 200,000 shares, all of which provide for an exercise price of $6.50 per share. On December 28, 1995, the exercise price of the options previously granted was lowered to $4.50 per share, the market price as of that date. All outstanding options are exercisable commencing August 1, 1996 and expire on July 31, 2005.

     Subsequent to July 31, 1996, Western's Board of Directors approved the grant of an additional 347,000 options to employees, directors and consultants of Western at an exercise price of $4.375 per share, the market price as of the date of grant. These options vest ratably over a two-year period commencing August 1, 1996.

     EXODUS STOCK OPTION COMMITMENT

     In connection with the Company's acquisition of ConnectSoft, employees of eXodus are entitled to receive stock options, under terms similar to the Company's 1996 Plan, of not less than 15% of the outstanding shares of eXodus immediately prior to an initial public offering of eXodus.


13. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     The Company paid interest of $1,998,000, $1,091,000 and $795,000 during the fiscal years 1996,

     1995, and 1994, respectively. The Company paid $2,084,000, $1,575,000 and $1,268,000 in income taxes during fiscal 1996, 1995 and 1994, respectively.


     In September 1994, Western acquired the assets and operations of two stores in California and Nevada for approximately $557,000 in cash (including $108,000 of indirect expenses), $4,153,000 in installment notes payable and the assumption of $5,019,000 in inventory floor plan debt.

     In February 1996, Western acquired the assets and operations of two stores in California for approximately $630,000 in cash, $1,590,000 in installment notes payable and the assumption of $3,965,000 in inventory floor plan debt. In addition, a capital lease obligation of $740,000 was incurred related to the lease of the Sacramento facility.

     Effective June 11, 1996, Western acquired the assets and operations of GCS, Inc, for approximately $1,655,000 in cash.

     In May 1996, the Company acquired ConnectSoft by issuing shares of its Series B Preferred Stock valued at $3,989,000 and incurred $430,000 in acquisition costs.

     A capital lease obligation of $926,000 was incurred in fiscal 1996 when the Company consummated a sale-leaseback transaction. A note receivable of $3,037,000 arose due to the sale of the Manufacturing Group in fiscal 1996.

     As discussed in Note 10, the Company sold AEI to Mayer Eisel, Inc. In partial consideration of the sale, the Company received a four-year $500,000 promissory note, which was prepaid at a discount in October
     1995 equipment valued at $100,000 and the cancellation of the remaining outstanding balance of the convertible notes totaling
     $875,000. The remaining consideration was received in cash. As discussed in Note 9, concurrent with the Company's public offering in February 1994, all outstanding Preferred Stock, along with an existing $1,375,000 note payable was exchanged for a new subordinated note totaling $2,575,000.


14.  RELATED PARTIES

     The real property and improvements used in connection with the Sacramento Operations of Western, and upon which the Sacramento Operation is located, were sold by Case for $1,500,000 to the McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the president of Western and a director of Western, and Robert M. Rubin, the chairman, chief executive officer, a director and principal shareholder of the Company. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to Western under the terms of a 20 year commercial lease agreement dated March 1, 1996 with Western paying an initial annual rate of $168,000. Under the lease, such annual rate increases to $192,000 after five years and is subject to fair market adjustments at the end of ten years. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease (see Note 11) while the land portion of the lease qualifies for treatment as an operating lease.

     On February 9, 1996, the Company loaned an aggregate of $450,000 to Diplomat Corporation ("Diplomat") in connection with Diplomat's acquisition of BioBottoms, Inc. Diplomat is a public company of which Robert Rubin serves as a director. Before the BioBottoms, Inc. transaction, Mr. Rubin held approximately 22% of Diplomat's outstanding capital stock. The loan to Diplomat earned interest at the prime rate plus 2% and was repaid in May 1996.

     In connection with the above transaction, Mr. Rubin personally made a secured loan to Diplomat in the aggregate principal amount of $2,353,100 which matures in February 1999, and committed to make available a stand-by loan of up to $300,000 aggregate principal. In consideration for making his loan to Diplomat and committing to make this stand-by commitment, Mr. Rubin received shares of Diplomat convertible preferred stock.

     Pursuant to an Agreement, dated May 30, 1996 (the "ERD Agreement") between the Company and ERD Waste Corp. ("ERD"), the Company agreed to provide certain financial accommodations to ERD by making available a $4.4 million standby letter of credit expiring May 31, 1997 issued by Citibank, N.A. in favor of Chemical Bank (the "Letter of Credit") on behalf of ERD. Chemical Bank is the principal lender to ERD and its subsidiaries, and upon issuance of the Letter of Credit Chemical Bank made available $4.4 million of additional funding to ERD under ERD's existing lending facility. The funding was used to refinance certain outstanding indebtedness of Environmental Services of America, Inc. ("ENSA"), a wholly-owned subsidiary of ERD. Robert M. Rubin is the chairman, chief executive officer, a director and principal shareholder of ERD. Under the terms of a separate Indemnity Agreement, Mr. Rubin has agreed to a limited indemnification to the Company for certain losses or liabilities that it may incur in connection with its having provided the Letter of Credit financial accommodation on behalf of ERD.


     In consideration for making the Letter of Credit available, in addition to repayment by ERD of all amounts drawn under the Letter of Credit by the delivery of notes convertible into ERD unregistered common stock in the aggregate principal amount of all drawings under the Letter of Credit, ERD granted the Company a security interest in certain machinery and equipment of ENSA to secure such repayment, and agreed to pay to the Company all of the Company's fees, costs and expenses payable to Citibank, N.A. and others in connection with making the Letter of Credit available. No provision for loss on this guarantee has been recorded at July 31, 1996 as management believes that the Company's exposure to loss on this guarantee is minimal. There can be no assurance, however, that the Company will not be required to make payments on behalf of ERD in accordance with the terms of this guarantee. Loss, if any, will be recorded when determinable.

     On June 28, 1996 the Company entered into a credit agreement with Mr. Rubin pursuant to which Mr. Rubin delivered a demand promissory note for up to $1,200,000. The note is payable on demand no later than July 31, 1997. At July 31, 1996, $838,000 was outstanding on the promissory note.


15.  OPERATING BUSINESS GROUPS

     As described in Note 1, the Company historically has been engaged in two distinct businesses consisting of the Manufacturing Group and the Distribution Service Group. During fiscal 1996, as more fully described in
     Note 3, through the acquisition of ConnectSoft the Company added a Technology Group to its businesses. Total revenue by segment represents sales to unaffiliated customers. Inter-segment sales are not material. Operating profit (loss) represents total revenue less operating expenses. In computing operating profit (loss) none of the following items has been added or deducted: general corporate expenses, interest expense, income taxes or extraordinary gains.

     Identifiable assets are those assets used in the operations of each industry segment. Corporate assets primarily consist of cash, investments and certain prepaid expenses.

     As discussed in Note 10, the Manufacturing Business was sold during fiscal 1996. All operating results of the Manufacturing Business have been included in the gain on discontinued operations.

     The Company has no foreign assets and export sales amount to less than 1% of the Company's total sales. No material amounts of the Company's sales are dependent upon a single customer; however, substantially all the Distribution Service Group's revenues resulted from sales, leasing and servicing of equipment and parts manufactured by Case.

     Summarized financial information by business group for fiscal 1996, 1995 and 1994 is as follows:







                                                DISTRIBUTION
                               TECHNOLOGY          SERVICE
                                 GROUP              GROUP        CORPORATE     TOTAL
                               ----------       -------------   ----------  ------------
1996:
Revenue                         $ 276,000       $ 106,555,000  $         -  $106,831,000
Operating (loss) profit       (10,527,000)          5,201,000   (3,112,000)   (8,438,000)
Identifiable assets             4,170,000          85,290,000   25,716,000   115,176,000
Depreciation and
   amortization                   374,000             820,000            -     1,194,000
Capital expenditures                    -             695,000            -       695,000


                                                 DISTRIBUTION
                                                   SERVICE
                                                    GROUP        CORPORATE     TOTAL
                                               --------------   ----------  ------------
1995:
Revenue                                         $ 86,173,000     $       -    $86,173,000
Operating profit (loss)                            3,983,000      (183,000)     3,800,000
Identifiable assets                               66,852,000       425,000     67,277,000
Depreciation and amortization                      1,068,000             -      1,068,000
Capital expenditures                                 332,000             -        332,000

1994:
Revenue                                           67,370,000             -     67,370,000
Operating profit (loss)                            2,880,000      (344,000)     2,536,000
Identifiable assets                               45,000,000     1,311,000     46,311,000
Depreciation and
   amortization                                      633,000             -        633,000
Capital expenditures                                 309,000             -        309,000

16.  EMPLOYEE SAVINGS PLAN

     The Company has a voluntary savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible participants may contribute a percentage of compensation subject to certain limitations. The Company has the option to make discretionary qualified contributions to the plan, however, no Company contributions were made for fiscal 1996, 1995 or 1994.

17.  SUBSEQUENT EVENTS

     Effective September 20, 1996, the Company acquired all of the outstanding capital stock of Interglobe Networks, Inc. ("Interglobe"), a private company providing engineering, design and consulting services for users and providers of telecommunications facilities on the Internet and other media. The shareholders of Interglobe exchanged their shares for $400,000 and 800,000 unregistered shares of the Company's common stock. Additionally, options were granted to certain employees to purchase up to an additional 800,000 shares of the Company's common stock upon the achievement of certain anticipated profits. The acquisition will be accounted for by the purchase method. Accordingly, the results of operations of Interglobe will be included with the results of operations of the Company for periods subsequent to the date of acquisition. Interglobe had revenue of $937,000 (unaudited) and net income of $269,000 (unaudited) for the year ended July 31, 1996.

     The unaudited pro forma combined results of operations of the Company and Interglobe for the year ended July 31, 1996 are as follows:

          Revenue                   $    107,768,000
          Net loss                  $     (3,431,000)
          Loss per share            $          (0.59)


     In November 1996, the Company completed the acquisition of the assets of Seattle On-Line, a company engaged in the production of regional websites that showcase metropolitan areas and sale of advertising on these websites. The purchase price of Seattle On-Line consisted of $300,000 cash and up to 25,000 unregistered shares of the Company's common stock. Additionally, the Company issued warrants to purchase 333,333 shares of the Company's common stock at specified prices for a period of three years commencing with the effective date of the acquisition. The warrants carry certain provisions that affect the warrants' exercise price based on future profitability of Seattle On-Line. Pro-forma financial information has not been provided relating to this acquisition because the effect is immaterial.

     In October 1996, the Company entered into letters of intent with the stockholders of Broadcast Tower Sites, Inc. and its affiliates (the "BTS Companies"), pursuant to which it is contemplated that the Company will acquire, through a merger transaction (the "BTS Merger") the BTS Companies. The BTS Companies are engaged in providing site acquisition, zoning, architectural and engineering services as well as consulting services, to the wireless telecommunications industry. At the closing of the BTS Merger, it is contemplated that the name of the BTS Companies will be changed. Such new name has not yet been determined.

     Pursuant to the terms of the proposed BTS Merger, the BTS shareholders will receive an aggregate of 507,246 shares of Company Common Stock, certain of which carry registration provisions, $780,000 in cash and three year Company notes aggregating $600,000, bearing interest at the Citibank NA prime rate and payable in installments of $100,000, $200,000 and $300,000 on each of the three anniversary dates of the closing of the BTS Merger. The closing of the BTS Merger is scheduled for December 1996.

     In a related transaction, the Company also agreed to acquire 100% of the capital stock of Arcadia Consulting, Inc. ("Arcadia"), a company recently formed for the purpose of providing consulting services to clients in the wireless telecommunications industry. The Company has agreed to pay a purchase price of $220,000 in cash, plus a combination of shares of Company Common Stock and AUGI notes due March 15, 1998 valued (based on the estimated market price of AUGI Common Stock as traded on Nasdaq on the date of closing of such acquisition) at between approximately
      $1.3 million and $1.6 million. The closing of the Arcadia acquisition is conditioned upon the Company's acquisition of the BTS Companies, and is scheduled to occur in or about January 1997. Following the Arcadia acquisition, Arcadia will be merged with and into the BTS Companies.

      Upon closing of the BTS Merger, the former stockholders of the BTS Companies and Arcadia will receive three-year employment agreements with the BTS Companies and the Company pursuant to which they will receive, in addition to their base salaries and annual bonuses based upon performance of the BTS Companies, options exercisable over a five year period entitling the holders to purchase an additional aggregate
      300,000 shares of Company Common Stock (the "BTS Options"). The BTS Options shall vest and be exercisable (i) 100,000 options on November 30, 1997 in the event that the BTS Companies achieve at least $1,800,000 of Pre-Tax Income (as defined) in the 12 months ending November 30, 1997, (ii) 100,000 options on November 30, 1998 in the event that the BTS Companies achieve at least $2,200,000 of Pre-Tax Income (as defined) in the 12 months ending November 30, 1998, and
      (iii) 100,000 options on November 30, 1999 in the event that the BTS Companies achieve at least $3,000,000 of Pre-Tax Income in the 12 months ending November 30, 1999. Alternatively, all 300,000 BTS Options shall vest if, during the period commencing upon closing the Merger and terminating on November 30, 1999, the accumulated Pre-Tax Income of the BTS Companies has equalled or exceeded $6,500,000. In the event that a change in control of the Company occurs, or the Company effects a sale of all or substantially all of the assets of the BTS Companies, prior to November 30, 1999, all of the BTS Options shall immediately vest upon such occurrence. In addition, the BTS Merger agreement provides that if the Company effects a public offering of the BTS Companies or a sale of the BTS Companies prior to November 30, 2000, the former BTS Companies and Arcadia stockholders may elect (but shall not be required) to exchange all Company securities received by them in the BTS Merger (the "Exchange Option") for an aggregate of 16.67% of the common stock of the BTS Companies then owned by the Company prior to such transaction.

      Upon completion of the Arcadia acquisition, Solon L. Kandel, the President and sole stockholder of Arcadia, will be employed by the BTS Companies as its President and Chief Executive Officer, under a three year employment agreement containing terms which are substantially identical to those provided to each of the former stockholders of the BTS Companies, including 100,000 Options and an Exchange Option entitling Mr. Kandel to 8.33% of the common stock of the BTS Companies. In addition, Mr. Kandel will be nominated to serve as a member of the Board of Directors of the Company.

AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED JULY 31, 1996 (000'S)
--------------------------------------------------------------------------

               BALANCE AT      CHARGED AT   CHARGED TO               BALANCE
              BEGINNING OF      COSTS AND    OTHER                   AT END
DESCRIPTION     PERIOD          EXPENSES    ACCOUNTS    DEDUCTIONS  OF PERIOD
------------  ------------     ---------    ---------   ----------- ----------
Accounts
 receivable
 reserve:

     1996       $  370         $  353        $    -      $  (204)     $  519

     1995          233            215             -          (78)        370

     1994           74            165             -           (6)        233

Inventory
  reserve:

     1996          449            470             -           (5)        914

     1995          439             50             -           (40)       449

     1994          500              -             -           (61)       439

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November __, 1996
                                            AMERICAN UNITED GLOBAL, INC.


                                            By:
                                                -------------------------
                                                Robert M. Rubin, Chairman

      In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

        Signatures                  Title                          Date
        ----------                  -----                          ----


                             Chairman of the Board,           November __, 1996
-----------------------      Chief Executive Officer
Robert M. Rubin                     and Director


                             Executive Vice President         November __, 1996
---------------------        and Director
C. Dean McLain


                                    Director                  November __, 1996
----------------------
Lawrence E. Kaplan


                             Vice President-Finance           November __, 1996
-----------------------      and Chief Financial
David M. Barnes              and Chief Accounting Officer



                             President of Interglobe          November __, 1996
----------------------       Networks, Inc. and Director
Artour Baganov



                              Executive Vice President         November __, 1996
-------------------                 and Director
Howard Katz

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 12, 1996
                                            AMERICAN UNITED GLOBAL, INC.



                                            By:   /S/ Robert M. Rubin
                                                -------------------------
                                                Robert M. Rubin, Chairman

      In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

        Signatures                  Title                          Date
        ----------                  -----                          ----


 /S/ Robert M. Rubin         Chairman of the Board,           November 12, 1996
-----------------------      Chief Executive Officer
Robert M. Rubin                     and Director


 /S/ C. Dean McLain          Executive Vice President         November 12, 1996
---------------------        and Director
C. Dean McLain


/S/ Lawrence E. Kaplan              Director                  November 12, 1996
----------------------
Lawrence E. Kaplan


 /S/ David M. Barnes         Vice President-Finance           November 12, 1996
-----------------------      and Chief Financial
David M. Barnes              and Chief Accounting Officer



 /S/ Artour Baganov          President of Interglobe          November 12, 1996
----------------------       Networks, Inc. and Director
Artour Baganov



 /S/ Howard Katz             Executive Vice President         November 12, 1996
-------------------                 and Director
Howard Katz