Form 10-K/A
period 1996-07-31
AMERICAN UNITED GLOBAL INC
filed 1996-12-02
CIK 859792

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



      To date, the Company has not been awarded a contract for NTerprise(TM) by Motorola or any other customer, and there can be no assurance that any such contract will be awarded or, if awarded, that it will prove meaningful and profitable to the Company. In addition, even if Motorola were to elect to order NTerprise(TM), the Company would not be able to fulfill such contract unless it were able to license the right to sell a software package for use with Microsoft's Windows NT 4.0 operating system. At the present time, the Company has no direct license from Microsoft for Windows NT4.0, and licenses the WiNTimes(TM) Multi-user Software from Prologue only in Windows NT 3.5 version. Athough the Company's agreements with Prologue provide that (subject to certain conditions) at such time as Prologue obtains a license from Microsoft to sell software for the Windows NT4.0 operating systems, the Company's license with Prologue will be extended to include the Windows NT4.0 operating system, there can be assurance that Prologue will obtain a direct license from Microsoft in the near future, if at all.

     In the event that Prologue is not able to license Windows NT4.0 to the Company in time to enable the Company to fulfill a contact which may be awarded by Motorola or other similar customer, in the absence of the Company's ability to obtain a direct license from Microsoft for Windows NT4.0 or a sublicense from Citrix, the business of the Company could be materially and adversely affected.



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



Dated:  November 29, 1996



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

        Signatures                  Title                          Date
        ----------                  -----                          ----



 /S/ Robert M. Rubin         Chairman of the Board,           November 29, 1996
-----------------------      Chief Executive Officer
Robert M. Rubin                     and Director





 /S/ C. Dean McLain          Executive Vice President         November 29, 1996
---------------------        and Director
C. Dean McLain





                                    Director
----------------------
Lawrence E. Kaplan





 /S/ David M. Barnes         Vice President-Finance           November 29, 1996
-----------------------      and Chief Financial
David M. Barnes              and Chief Accounting Officer





 /S/ Artour Baganov          President of Interglobe          November 29, 1996
----------------------       Networks, Inc. and Director
Artour Baganov





                             Executive Vice President
-------------------                 and Director
Howard Katz