Form 10-Q
period 1996-10-31
AMERICAN UNITED GLOBAL INC
filed 1996-12-19
CIK 859792

                                      FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


                          For Quarter Ended October 31, 1996
                            Commission File Number 0-19404


                             AMERICAN UNITED GLOBAL, INC.
                             ----------------------------
                (Exact name of registrant as specified in its charter)


                  DELAWARE                           95-4359228
                  --------                           ----------
     (State or other jurisdiction of         (I.R.S. Employer I.D. Number)
      incorporation or organization)


         11130 NE 33RD PL., SUITE 250
         ----------------------------
             BELLEVUE, WASHINGTON                       98004
             --------------------                       -----
     (Address of principal executive offices)          Zip Code


                      Registrant's telephone no.:  206-803-5400
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


                           YES   X                NO
                               -----                 -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


             Title of Class                          Number of Shares
              Common Stock                              Outstanding
        (par value $.01 per share)                       7,166,382

                             AMERICAN UNITED GLOBAL, INC.

                                        INDEX



PART I.     FINANCIAL INFORMATION                                    Page Number

  Item 1.  Financial Statements

   Consolidated Balance Sheets
     October 31, 1996 (Unaudited) and July 31, 1996                      1-2

   Consolidated Statement of Operations
     Three months ended October 31, 1996
     and October 31, 1995 (Unaudited)                                     3

   Consolidated Statement of Shareholders'
     Equity (Unaudited)                                                   4

   Consolidated Statements of Cash Flows
     Three months ended October 31, 1996
     and October 31, 1995 (Unaudited)                                     5

   Notes to Consolidated Financial Statements                            6-10

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations               11-15


PART II.    OTHER INFORMATION

  Item 1.  Legal Proceedings                                              N/A

  Item 2.  Changes In Securities                                          N/A

  Item 3.  Defaults Upon Senior Securities                                N/A

  Item 4.  Submission Of Matters To A Vote Of Security
           Holders                                                        N/A

  Item 5.  Other Information                                              N/A

  Item 6.  Exhibits and Reports on Form 8-K                               16

                             AMERICAN UNITED GLOBAL, INC.
ITEM 1.                            AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                        ASSETS

                                                   October 31,     July 31,
                                                      1996            1996
                                                   -----------      ---------
                                                   [Unaudited]


CURRENT ASSETS:
---------------

  Cash and cash equivalents                     $ 16,281,000   $ 17,086,000
  Marketable securities                            6,637,000      6,268,000
  Trade accounts receivable (less allowance
  for doubtful accounts of $676,000 and
  $652,000 respectively)                          10,907,000      6,628,000
  Other receivables                                  404,000        116,000
  Note receivable from shareholder                 1,200,000        838,000
  Inventories                                     64,443,000     65,697,000
  Prepaid expenses                                   541,000        360,000
  Deferred tax asset                               1,528,000      1,528,000
                                                ------------   ------------

     TOTAL CURRENT ASSETS                        101,941,000     98,521,000
     --------------------

  Note receivable                                  3,274,000      3,198,000
  Property and equipment, net                      8,908,000      8,878,000
  Intangibles and other assets                     7,300,000      4,579,000
                                                ------------   ------------

     TOTAL ASSETS                               $121,423,000   $115,176,000
                                                ------------   ------------
                                                ------------   ------------








             See accompanying notes to consolidated financial statements.

                             AMERICAN UNITED GLOBAL, INC.
                                   AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)


                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

                                                    October 31,      July 31,
                                                        1996           1996
                                                    -----------     ---------
                                                    [Unaudited]

CURRENT LIABILITIES:
--------------------

  Borrowings under floor financing lines           $55,138,000    $54,364,000
  Short-term borrowings                              8,460,000      4,660,000
  Accounts Payable                                   4,577,000      4,252,000
  Accrued liabilities                                4,477,000      5,387,000
  Deferred revenue                                     234,000           -
  Income taxes payable                               4,822,000      5,104,000
  Current portion of capital lease obligations       1,146,000      1,119,000
                                                  ------------   ------------

     TOTAL CURRENT LIABILITIES                      78,854,000     74,886,000
     -------------------------

Long-term borrowings                                 2,968,000      2,968,000
Capital lease obligations, net of current portion    2,288,000      2,083,000
Purchased business obligations                       4,314,000      4,564,000
Minority interest                                    9,683,000      9,459,000
                                                  ------------   ------------

     TOTAL LIABILITIES                              98,107,000     93,960,000
     -----------------

Commitments and contingencies (Note 5)


SHAREHOLDERS' EQUITY:
---------------------

Preferred stock, 12.5% cumulative, $1.00 per share
 liquidation value, $.01 par value, 1,200,000
 shares authorized; none issued and outstanding           -              -
 Series B convertible preferred stock, convertible to
 common, $3.50 per share liquidation value, $.01 par
 value; 1,500,000 shares authorized; none issued and
 outstanding                                              -              -
Common stock, $.01 par value; 20,000,000 shares
 authorized; 7,166,382 and 6,266,382 issued and
 outstanding, respectively                              72,000         63,000
Additional contributed capital                      24,050,000     20,654,000
Deferred compensation                            (     293,000) (     293,000)
Retained (deficit) earnings                      (     513,000)       792,000
                                                  ------------   ------------

     TOTAL SHAREHOLDERS' EQUITY                     23,316,000     21,216,000
     --------------------------                   ------------   ------------

     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $121,423,000   $115,176,000
     ----------------------------------------     ------------   ------------
                                                  ------------   ------------



             See accompanying notes to consolidated financial statements.

                             AMERICAN UNITED GLOBAL, INC.
                                   AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)


                                                        Three Months Ended
                                                             October 31,
                                                       1996            1995
                                                     --------        --------

Net Sales                                          $31,879,000   $23,153,000
Cost of goods sold                                  27,637,000    20,449,000
                                                   -----------   -----------

     GROSS PROFIT                                    4,242,000     2,704,000

Selling, general and administrative expenses         3,999,000     1,820,000
Research and development expenses                    1,045,000          -
                                                   -----------   -----------

     OPERATING (LOSS) INCOME                      (    802,000)      884,000

OTHER (INCOME) EXPENSE
  Other income                                            -     (     98,000)
  Interest income                                 (    549,000)         -
  Interest expense                                     962,000       240,000
                                                   -----------   -----------

(Loss) Income from continuing operations before
  income taxes and minority interest              (  1,215,000)      742,000

Provision (credit) for income taxes               (    134,000)      320,000
Minority interest in net earnings of
  consolidated subsidiary                              224,000       226,000
                                                   -----------   -----------

(Loss) Income from continuing operations          (  1,305,000)      196,000

Discontinued Operations - Income from operations
 of subsidiaries sold (less applicable income
 taxes of $315,000)                                       -          529,000
                                                   -----------   -----------

Net (loss) income                                 ($ 1,305,000)  $   725,000
                                                   -----------   -----------
                                                   -----------   -----------

(Loss) Earnings per common and common
 equivalent shares:
  Continuing operations                                 ($ .19)        $ .03
  Discontinued operations                                  -             .09
                                                         -----         -----
  Net (loss) income                                     ($ .19)        $ .12
                                                         -----         -----
                                                         -----         -----

Weighted average number of shares                    6,746,000     5,901,000
                                                     ---------     ---------
                                                     ---------     ---------




            See accompanying notes to consolidated financial statements.

                                         AMERICAN UNITED GLOBAL, INC.
                                               AND SUBSIDIARIES


                                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                  (UNAUDITED)


                                   Common Stock         Additional                  Retained         Total
                                Number of              Contributed     Deferred     Earnings     Shareholders'
                                 SHARES     AMOUNT       CAPITAL     COMPENSATION   [DEFICIT]       EQUITY
                                --------   --------     ---------    ------------  ----------      --------

Balance at July 31, 1996       6,267,000   $63,000    $20,654,000   ($293,000)    $  792,000    $21,216,000

Net loss                            -         -              -           -       ( 1,305,000)  (  1,305,000)

Exercise of stock options           -         -           379,000        -              -           379,000

Issuance of common shares        900,000     9,000      3,017,000        -              -         3,026,000
                               ---------   -------    -----------    --------    -----------    -----------

Balance at October 31, 1996    7,167,000   $72,000    $24,050,000   ($293,000)  ($   513,000)   $23,316,000
                               ---------   -------    -----------    --------    -----------    -----------
                               ---------   -------    -----------    --------    -----------    -----------



                    See accompanying notes to consolidated financial statements.

                                         AMERICAN UNITED GLOBAL, INC.
                                               AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (UNAUDITED)


                                                                       Three Months Ended
                                                                          October 31,
                                                                     1996             1995
                                                                   --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net (loss) income                                            ($ 1,305,000)     $   725,000
  Adjustment to reconcile net (loss) income
     to net cash provided by operating
     activities:
     Discontinued operations                                           -        (    942,000)
     Depreciation and amortization                                  593,000          200,000
     Loss on sale of fixed assets                                      -         (     1,000)
     Stock in lieu of compensation                                     -              15,000
     Income applicable to minority interest                         224,000          226,000
     Change in assets and liabilities, net of
     effects of acquisition & dispositions:
     Accounts receivable                                       (  4,037,000)         658,000
     Other receivables                                         (    288,000)       1,102,000
     Inventories                                                  1,254,000      ( 4,158,000)
     Inventory floor plan financing                                 774,000        3,615,000
     Prepaid expenses                                          (    174,000)     (    38,000)
     Note receivable                                           (     76,000)            -
     Accounts payable                                               191,000          175,000
     Other accrued liabilities                                 (    910,000)     (   430,000)
     Income taxes payable                                      (    282,000)          98,000
     Deferred revenue                                               234,000             -
     Other assets                                              (     39,000)           5,000
                                                                -----------       ----------
        NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES       (  3,841,000)       1,250,000
        ------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Purchases of property and equipment                          (    228,000)     (    86,000)
  Acquisition of businesses, net of cash acquired              (    123,000)            -
  Proceeds from sale of fixed assets                                   -               1,000
  Purchase of marketable securities                            (    369,000)            -
                                                                -----------       ----------
         NET CASH USED BY INVESTING ACTIVITIES                 (    720,000)     (    85,000)
         -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Principal payments on capital lease                          (     61,000)     (    14,000)
  Short term borrowings                                           3,800,000      ( 2,466,000)
  Note receivable from shareholder                             (    362,000)          19,000
  Exercise of stock options and warrants                            379,000           90,000
                                                                -----------       ----------
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         3,756,000      ( 2,371,000)
         ------------------------------------------------       -----------       ----------

Net decrease in cash and cash equivalents                      (    805,000)     ( 1,206,000)

Cash and cash equivalents at beginning of period                 17,086,000        4,488,000
                                                                -----------       ----------

Cash and cash equivalents at end of period                      $16,281,000       $3,282,000
                                                                -----------       ----------

                    See accompanying notes to consolidated financial statements.

                             AMERICAN UNITED GLOBAL, INC.
                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements for the preceding year included in the annual report on Form 10-K for the year ended July 31, 1996 filed with the Securities and Exchange Commission. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's financial statements included in the annual report on Form 10-K for the year ended July 31, 1996 filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share of the equity of Western Power and Equipment Corp. ("Western") which was 43% at October 31, 1996. There is also a 25% minority interest held in eXodus Technologies, Inc. ("eXodus") but no minority interest is presented due to accumulated losses.


NOTE 2 - STATEMENT OF CASH FLOWS

Supplemental disclosure of cash paid during the periods:

                                                  Three Months Ended
                                                       October 31,
                                                 1996             1995
                                               --------         -------

 Interest                                    $1,169,000       $376,000

 Income taxes                                  $148,000       $500,000


Supplemental disclosure of non-cash investing and financing activities:

     1. A capital lease obligation of $293,000 was incurred during the quarter ended October 31, 1996 when the Company entered into a lease for computer equipment and software.

     2. In September 1996, the Company acquired Interglobe by issuing shares of its common stock valued at $2,775,000, cash of $400,000 and incurred $40,000 in acquisition costs.

NOTE 3 - INVENTORIES

Inventories consist of the following:        October 31,    July 31,
                                               1996            1996
                                             --------        --------

 Parts                                      $ 6,761,000    $ 6,320,000
 Equipment new and used                      57,682,000     59,377,000
                                            -----------    -----------

                                            $64,443,000    $65,697,000
                                            -----------    -----------
                                            -----------    -----------

NOTE 4 - ACQUISITIONS

Effective September 20, 1996, the Company acquired all of the outstanding stock of Interglobe Networks, Inc. ("Interglobe"), a private company providing engineering, design and consulting services for users and providers of telecommunications facilities on the Internet and other media. The shareholders of Interglobe exchanged their shares for $400,000 and 800,000 unregistered shares of the Company's common stock. The acquisition was accounted for by the purchase method. Accordingly, the results of operations of Interglobe have been included with the results of operations of the Company for periods subsequent to the date of acquisition. The Company has preliminarily recorded this acquisition as described below and will finalize its purchase during fiscal 1997.

A summary of assets acquired, liabilities assumed and purchase price paid is as follows:

                 Cash paid                     $  400,000
                 Value of common stock          2,775,000
                 Costs of acquisition              40,000
                 Liabilities assumed              134,000
                                               ----------

                 COST OF ASSETS ACQUIRED       $3,349,000
                 -----------------------       ----------
                                               ----------

The cost initially allocated to each of Interglobe's assets and liabilities at the date of the acquisition, as determined in accordance with the purchase method of accounting, is presented in the table below:

         Cash                                               $  277,000
         Accounts receivable                                   242,000
         Prepaid and other current assets                        7,000
         Intangible assets                                   2,743,000
         Property and equipment                                 80,000
         Accounts payable and accrued liabilities          (   134,000)
                                                            ----------

         NET ASSETS ACQUIRED                                $3,215,000
         -------------------                                ----------
                                                            ----------

Additionally, options were granted to certain employees to purchase up to an additional 800,000 shares of the Company's common stock upon the achievement of certain anticipated profits as part of their employment agreements. Pro forma financial information has not been provided relating to the acquisition because the effect is immaterial.

NOTE 5 - CONTINGENCIES

Except for ordinary, routine proceedings incidental to its businesses, there are no pending legal proceedings to which the Company or any of its property is subject. In the opinion of management, the outcome of these legal proceedings will not have a material adverse effect on the financial condition or results of operations and cash flows of the Company and its subsidiaries.


NOTE 6 - SUBSEQUENT EVENTS

In November 1996, the Company completed the acquisition of the assets of Seattle On-Line, a company engaged in the production of regional websites that showcase metropolitan areas and sale of advertising on these websites. The purchase price of Seattle On-Line consisted of $300,000 cash and up to 25,000 unregistered shares of the Company's common stock. Additionally, the Company issued warrants to purchase 333,333 shares of the Company's common stock at specified prices for a period of three years commencing with the effective date of the acquisition. The warrants carry certain provisions that affect the warrants' exercise price based on future profitability of Seattle On-Line. Pro forma financial information has not been provided relating to this acquisition because the effect is immaterial.

Effective December 11, 1996, the Company acquired Broadcast Tower Sites, Inc. ("BTS"), pursuant to a merger transaction (the "BTS Merger"). BTS is engaged in providing site acquisition, zoning, architectural and engineering services, as well as consulting services, to the wireless telecommunications industry. It is contemplated that the name of BTS will be changed. However, such new name has not yet been determined.

Pursuant to the terms of the BTS acquisition, the BTS shareholders received an aggregate of 507,246 shares of Company Common Stock, $780,000 in cash and three promissory notes aggregating $600,000, bearing interest at the Citibank, N.A. prime rate, and payable in installments of $100,000, $200,000 and $300,000 on each of November 30, 1997, 1998 and 1999, respectively.

In a related transaction, the Company also entered into an agreement to acquire 100% of the capital stock of Arcadia Consulting, Inc. ("Arcadia"), a company recently formed for the purpose of providing consulting services to clients in the wireless telecommunications industry. The Company has agreed to pay a purchase price of $220,000 in cash and 192,754 shares of Company Common Stock. The closing of the Arcadia acquisition is subject to certain conditions and is expected to be consummated in or about January 1997. Following the Arcadia acquisition, Arcadia will be merged with and into BTS.

The former stockholders of BTS received, and the stockholder of Arcadia will receive, four-year employment agreements with BTS and the Company pursuant to which such persons shall receive, in addition to their base salaries and annual bonuses based upon performance of BTS, options exercisable over a five year period entitling the holder to purchase an additional aggregate 780,000 shares of Company Common Stock (the "BTS Options"). The BTS Options shall vest and be exercisable (i) 195,000 options on November 30, 1997 in the event that BTS achieves at least $2,000,000 of Pre-Tax Income (as defined) in the 12 months ending November 30, 1997, (ii) 195,000 options on November 30, 1998 in the event that BTS achieves at least $2,500,000 of Pre-Tax Income (as defined) in the 12 months ending November 30, 1998, (iii) 195,000 options on November 30, 1999 in the event that BTS achieves at least $3,000,000 of Pre-Tax Income in the 12 months ending November 30, 1999, and (iv) 195,000 options on November 30, 2000 in the event that BTS achieves at least $3,500,000 of Pre-Tax Income in the 12 months ending November 30, 2000. Alternatively, all 780,000 BTS Options shall vest if, during the period commencing upon closing the BTS Merger and terminating on November 30, 2000, the accumulated Pre-Tax Income of BTS has equalled or exceeded $11,000,000. In the event that a change in control of the Company occurs, or the Company effects a sale of all or substantially all of the assets of BTS, prior to November 30, 2000, all of the BTS Options shall immediately vest upon such occurrence. In addition, the BTS acquisition agreement provides that if the Company effects a public offering of BTS or a sale of BTS prior to November 30, 2000, the former BTS and Arcadia stockholders may elect (but shall not be required) to exchange all Company securities received by them in the BTS acquisition (the "Exchange Option") for an aggregate of 25% of the common stock of BTS then owned by the Company prior to such transaction.

In addition to the 780,000 BTS Options issued to the former BTS and Arcadia stockholders, the Company also agreed to issue an additional 120,000 BTS Options, on identical terms as those offered to the former BTS and Arcadia stockholders, to certain other key employees of BTS designated by the former BTS and Arcadia stockholders.

Upon completion of the Arcadia acquisition, Solon L. Kandel, the President and sole stockholder of Arcadia, will be employed by BTS as its President and Chief Executive Officer under a four-year employment agreement containing terms which are substantially identical to those provided to each of the former stockholders of BTS, including 260,000 BTS Options. In addition, Mr. Kandel has been nominated to serve as a member of the Board of Directors of the Company.
Pending completion of the Arcadia acquisition, the Company engaged Arcadia as a consultant for a monthly fee of $15,000.

Pursuant to an Agreement, dated May 30, 1996 (the "ERD Agreement") between the Company and ERD Waste Corp. ("ERD"), the Company agreed to provide certain financial accommodations to ERD by making available a $4.4 million standby letter of credit expiring May 31, 1997 issued by Citibank, N.A. in favor of Chemical Bank (the "Letter of Credit") on behalf of ERD. Chemical Bank is the principal lender to ERD and its subsidiaries, and upon issuance of the Letter of Credit Chemical Bank made available $4.4 million of additional funding to ERD under ERD's existing lending facility. The funding was used to refinance certain outstanding indebtedness of Environmental Services of America, Inc. ("ENSA"), a wholly-owned subsidiary of ERD. Robert M. Rubin, the Chairman and Chief Executive Officer, and a principal stockholder of the Company is also the Chairman, Chief Executive Officer, a director and a principal stockholder of ERD, owning approximately 25.1% of the outstanding ERD Common Stock.

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

Under the terms of an indemnity agreement,dated May 30, 1996, Robert M. Rubin agreed to indemnify the Company for all losses, if any, incurred by the Company as a result of issuance of the Letter of Credit for the benefit of ERD. In consideration of his negotiating the modification of the ERD agreement, on November 8, 1996, the Company's Board of Directors (Mr. Rubin abstaining) agreed to amend the indemnity agreement with Mr. Rubin to limit his contingent liability thereunder to the extent of 23% (Mr. Rubin's approximate percentage beneficial ownership in the outstanding Company Common Stock as of May 30, 1996) of all losses that the Company may incur in connection with its having provided the Letter of Credit financial accommodation on behalf of ERD. Mr. Rubin's reimbursement obligations are also subject to pro rata reduction to the extent of any repayments made directly by ERD or from proceeds received by AUGI from the sale of ERD capital stock described above.

NOTE 7 - SUBSIDIARY PREFERRED STOCK

Western has been authorized to issue 10,000,000 shares of "blank check" preferred stock, with respect to which all the conditions and privileges thereof can be determined solely by action of such subsidiary's Board of Directors without further action of its stockholders. As at October 31, 1996 none were issued and outstanding.

NOTE 8 - ADVERTISING EXPENSE

The Company and its subsidiaries expense all advertising costs as incurred.

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

Management of the Company carefully considered, both prior and immediately subsequent to consummation of the January 1996 sale of the Company's manufacturing divisions to Hutchinson Corporation ("Hutchinson"), the best utilization of the cash resources that would result therefrom. It was determined that stockholder value would best be enhanced by directing the Company's future into the computing and telecommunications industries, by acquiring proprietary technologies, unique niche software products and selective expertise that could be marketed on a national scale.

The Company acquired ConnectSoft, Inc. on August 8, 1996. However, effective May 1, 1996 the Company assumed financial and operational control of ConnectSoft and the closing of the acquisition was assured by virtue of the Company obtaining proxies voted in favor of the transaction by certain ConnectSoft shareholders owning more than 80 percent of the shares. ConnectSoft provides electronic mail communications management software products and through the eXodus division (now a separate corporation - eXodus Technologies) provides a remote access connectivity software protocol (NTerprise)-TM- which allows users to run Microsoft Windows-TM- applications such as Word-TM-, Excel-TM- and Power Point-TM- on existing UNIX workstations, X-Terminals and other X-Compatible devices. The Company has treated ConnectSoft as having been acquired as of May 1, 1996.

Effective September 20, 1996, the Company acquired Interglobe Networks, Inc. Interglobe provides engineering, design and consulting services for users and providers of telecommunications facilities on the Internet and other media.

Effective November 8, 1996, the Company acquired the assets of Seattle OnLine, Inc. which engages in providing a local Internet service in the Pacific Northwest.

Effective December 11, 1996, the Company acquired the assets of Broadcast Tower Sites, Inc. ("BTS") pursuant to a merger transaction. BTS is engaged in providing site acquisition, zoning, architectural and engineering services, as well as consulting services to the wireless telecommunications industry.

As a result of the acquisitions of ConnectSoft, eXodus, Interglobe, Seattle OnLine and BTS, the Company is now able to provide:

     (a) a remote access connectivity software protocol which allows users to run Microsoft Windows-TM- applications, such as Word-TM-, Excel-TM- and PowerPoint-TM-, on existing UNIX workstations, X-terminals and other X-compatible devices;

     (b) an electronic mail communications management software product, marketed as EMail Connection-Registered Trademark-, and an e-mail product and Internet browser designed for children, marketed as E Mail for Kids-TM- and Kids Web-TM-;

     (c) engineering, design and consultation services to users and providers of telecommunications facilities on the Internet and other media;

     (d) local Internet telecommunication service in the Pacific Northwest; and

     (e) site acquisition, zoning, architectural and engineering services to the wireless communications industry.


RESULTS OF OPERATIONS

THE THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1995.


Western's revenues for the three month period ended October 31, 1996 increased $8,060,000 or approximately 35% over the three month period ended October 31, 1995, due mainly to the contribution of the Sacramento and Stockton, California and Elko, Nevada stores which accounted for $6,008,000 of this increase in sales. Same store revenues increased $2,053,000 or 8.9% for the three month period ended October 31, 1996, as compared to the prior year period. The increase in same store revenues resulted from higher sales across all departments. ConnectSoft, Interglobe Networks, Inc. and eXodus Technologies (The "Technology Group") reported revenue of $666,000 during the three months ended October 31, 1996.

Western's gross profit margin of 12.1% for the three month period ended October 31, 1996 was up from the prior year comparative period margin of 11.7%. The increase in gross profit margins was a result of Western's ability to capitalize on the cash discounts offered by Case on the purchase of new equipment. Also, while sales were up across all departments for the quarter ended October 31, 1996, higher-margin parts and service sales made up a higher percentage of sales than in the prior year bringing the consolidated margin up. These gross margin improvements offset the impact of a gross margin sharing provision of the purchase agreement with GCS, Inc., which called for the split of gross margin between GCS and Western for backlogged sales made prior to the closing of this acquisition in June 1996. Now that nearly all of the backlogged GCS sales have been delivered, Western will retain the full gross margin on future sales of GCS-related equipment.

Selling, general and administrative expenses totaled $3,999,000 or 12.5% of sales for fiscal 1996 compared to $1,820,000 or 7.9% of sales for fiscal 1995. The increase in selling, general and administrative expenses of $2,179,000 is attributable to an increase at Western of $532,000 incurred to support the increase in sales as well as the opening of new outlets. The $1,647,000 balance of the increase is attributable to the acquired Technology Group.

During the three month period ended October 31, 1996 the Technology Group continued development activities related to its NTerprise software product and to a lesser extent its e-mail software products for the retail and OEM market. Research and development expense for the three months ended October 31, 1996 amounted to $1,045,000.

Interest expense for the three months ended October 31, 1996 of $962,000 was up significantly from the $240,000 in the prior year comparative period. This increase is the result of a build up in inventory levels to support Western's higher equipment sales level including a significant investment in equipment dedicated to the rental fleet as well as additional borrowings to fund the operations of certain of the technology companies. In addition, Western also experienced an imbalance in its equipment inventory mix when the paper pulp market in the Pacific Northwest, which utilizes Western's log loaders, experienced a tightening this past year.

The effective tax rate for the three months ended October 31, 1996 of 11% was less than the prior year rate of 38% as a result of the absence of state income taxes due to decreased California operations and a valuation allowance established on the net operating loss carryforward of eXodus. The Company anticipates the effective tax rate to remain at statutory rates for the foreseeable future.

Although Western's sales were ahead, the increase in Western's operating and interest expenses offset Western's sales increase such that Western's net income for the quarter ended October 31, 1996 was approximately the same as the prior year.


LIQUIDITY AND CAPITAL RESOURCES

As a result of the Hutchinson Transaction the Company significantly increased
its liquidity and capital resources.   The Company has used, and intends to use
in the future, the proceeds of the Hutchinson Transaction, to acquire and fund the working capital needs of additional businesses. The Company has been granted a $13,000,000 secured demand line of credit from its commercial bank. This line is uncommitted and secured by the Company's portfolio of cash and marketable securities held by the bank. On October 31, 1996 approximately $7,100,000 was outstanding under such line of credit, the principal of which bears interest at the bank's 90 day LIBOR rate (currently 5.25%) plus 1%.

Western's primary source of internal liquidity has been its profitable operations since its inception in November 1992. As more fully described below, Western's primary sources of external liquidity were contributions to Western by the Company, and equipment inventory floor plan financing arrangements provided to Western by the manufacturers of the products Western sells and Seattle-First National Bank ("SeaFirst Bank"). In addition, in fiscal 1995, WPE, the immediate parent of Western, completed an initial public offering of 1,495,000 shares of common stock at $6.50 per share, generating net proceeds of $7,801,000. The net proceeds of the offering were utilized to repay amounts due to the Company and to Western's major supplier Case Corporation ("Case"), the acquisition and opening of additional outlets, as well as to reduce floor plan debt.

Under inventory floor planning arrangements the manufacturers of products sold by Western provide interest free credit terms on new equipment purchases for periods ranging from four to twelve months, after which interest commences to accrue monthly at rates ranging from 2% to 3% over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented with the balance due at the earlier of a specified date or sale of the equipment. At October 31, 1996, Western was indebted under manufacturer provided floor plan arrangements in the aggregate amount of approximately $38,934,000.

In order to take advantage of a 4% cash discount offered by Case to provide financing beyond the term of applicable manufacturer provided floor plan financing or as alternatives to manufacturer provided floor plan financing arrangements, Western has entered into a separate secured floor planning line of credit with SeaFirst Bank. The SeaFirst line of credit was entered into in June 1994 and provides a $17,500,000 line of credit which can be used to finance new and used equipment or equipment to be held for rental purposes. On October 31, 1996, approximately $16,204,000 was outstanding under such line of credit, the principal of which bears interest at .125% over the bank's prime rate and is subject to annual review and renewal on June 1, 1997.

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

Effective May 1, 1996 the Company acquired ConnectSoft, Inc., a business involved with providing software products and services. By August 8, 1996 ConnectSoft had three products for e-mail users in production for the retail and OEM marketplace and eXodus had begun marketing its connectivity software protocol known as NTerprise Version 1.1 to businesses using UNIX workstations, X-Terminals and other X-Compatible devices. Fiscal 1997 revenues from the retail products appear to be slower then expected. Sales of NTerprise to businesses typically involved extensive evaluation by customers. The Company is in the process of demonstrating its NTerprise solution to a number of potential end-users and distributors, including Motorola. Although eXodus has received initial orders from several customers, no significant firm orders have been obtained. However, management believes that larger orders will be received during 1997.

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


During the quarter ended October 31, 1996, cash and cash equivalents decreased by $805,000 primarily due to an increase in Western's accounts receivable. The Company had negative cash flow from operating activities during the quarter of $3,841,000 reflecting this increase in receivables. Purchases of fixed assets during the period were related mainly to Western's opening of new distribution outlets and the technology businesses purchases of computer equipment.

The Company's cash and cash equivalents of $16,281,000 as of October 31, 1996 and available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months. In addition, the Company is currently in negotiations with several financing institutions to expand the credit available to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)  EXHIBITS

     None


(b)  REPORTS ON FORM 8-K

     1.  Report on Form 8-K dated October 1, 1996.

     2.  Report on From 8-KA dated October 21, 1996.

                                      SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             AMERICAN UNITED GLOBAL, INC.


December 19, 1996

                                        By:  /s/ Robert M. Rubin
                                            -----------------------------------
                                             Robert M. Rubin
                                             Chairman




                                        By:  /s/ David M. Barnes
                                            -----------------------------------
                                             David M. Barnes
                                             Chief Financial Officer