Form 10-K/A
period 1996-07-31
AMERICAN UNITED GLOBAL INC
filed 1997-02-14
CIK 859792

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


      Effective as of July 31, 1996, the Company acquired, through a merger with an acquisition subsidiary of the Company consummated in August 1996 (the "ConnectSoft Merger"), all of the outstanding capital stock of ConnectSoft, Inc. ("ConnectSoft"), a private company located in Bellevue, Washington, which provides a variety of computer software products and services. The acquisition of Connectsoft was not closed until August 8, 1996. However, utilizing the purchase method of accounting, the operating results of ConnectSoft have been included in the consolidated operating results commencing July 31, 1996 because the Company assumed effective control of ConnectSoft under the terms of a written agreement as of that date.
July 31, 1996 was also the date of the ConnectSoft shareholders' meeting at which the merger was approved. In connection with the ConnectSoft Merger, ConnectSoft shareholders received, on a pro rata basis, an aggregate 976,539 shares of the Company's Series B-1 Preferred Stock (the "Series B-1 Preferred Stock"). Such Series B-1 Preferred Stock does not pay a dividend, is not subject to redemption, has a liquidation preference of $3.50 per share over Company Common Stock and votes together with the Company Common Stock as a single class on a one share for one vote basis. Each share of Series B-1 Preferred Stock is convertible into shares of Company Common Stock at the holder's option into a minimum of 976,539 shares of Company Common Stock and a maximum of 2,929,617 shares of Company Common Stock, based upon certain criteria. The Series B-1 Preferred Stock may be converted into shares of Company Common Stock as follows:


            (i) Each share of Series B-1 Preferred Stock may be converted, at any time, into one share of Company Common Stock (a minimum of 976,539 shares of such Common Stock if all such shares of Series B-1 Preferred Stock are so converted);

            (ii) In the event that the "Combined Pre-Tax Income" (as defined) of any or all of the "Subject Entities" (as defined) in any one of the three fiscal years ending July 31, 1997, July 31, 1998, or July 31, 1999 (each a "Measuring Fiscal Year" and collectively, the "Measuring Fiscal Years"):

               (a) shall equal or exceed $3,000,000, each share of Series B-1 Preferred Stock may be converted into two shares of Company Common Stock (a maximum of 1,953,078 shares of such Common Stock if all such shares of Series B-1 Preferred Stock are so converted); or

               (b) shall equal or exceed $5,000,000, each share of Series B-1 Preferred Stock may be converted into three shares of Company Common Stock (a maximum of 2,929,617 shares of such Common Stock if all such shares of Series B-1 Preferred Stock are so converted).

      The "Subject Entities" include ConnectSoft and its consolidated subsidiaries (if any) and eXodus Technologies, Inc., a direct 80%-owned subsidiary of the Company ("eXodus") which has developed and is marketing the Nterprise remote access connectivity software originated by ConnectSoft. The 20% of eXodus not owned by the Company is held by current management and employees of eXodus, some of whom were pre-ConnectSoft Merger shareholders of ConnectSoft. Such persons waived their right to receive shares of Series B-1 Preferred Stock in the ConnectSoft Merger in consideration of their receipt of shares of eXodus.


      The ConnectSoft Merger Agreement also provides that each share of Series B-1 Preferred Stock may be converted into three shares of Company Common Stock, notwithstanding the levels of Combined Pre-Tax Income achieved, in the event that (i) the Company sells the assets or securities of any of the Subject Entities for consideration aggregating $5,000,000 or more, (ii) the Company consummates an initial public offering of the securities of any of the Subject Entities (an "IPO") resulting in gross proceeds in excess of $10,000,000, or in a market valuation for 100% of the issuer's common stock equaling or exceeding $50,000,000, or (iii) a transaction occurs with any third party (whether tender offer, merger, consolidation or other combination) with the result that no shares of Company common stock will be publicly traded on The NASDAQ Stock Market or any other national securities exchange.

      Prior to consummation of the ConnectSoft Merger, the Company provided interim working capital financing for ConnectSoft which aggregated approximately $3.4 million, and assumed all of ConnectSoft's operating expenses and liabilities. The Company also agreed to increase its aggregate funding commitments to ConnectSoft and its related companies to a minimum of $5.0 million.

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

      Retail Software

      Through its ConnectSoft, Inc. subsidiary, the Company develops and sells three retail software products. EMail Connection(R) is an electronic mail communications management package which collects email from commercial online sources, such as Prodigy, America Online and many other Internet access providers. Many computer users have multiple addresses and EMail Connection(R) simplifies collecting electronic mail. In addition, it allows encrypted message transfers, supports SkyTel Pager communications and receives telecopier transmissions.

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


      To date, the Company has not been awarded a contract for NTerprise(TM) by Motorola or any other customer, and there can be no assurance that any such contract will be awarded or, if awarded, that it will prove meaningful and profitable to the Company. In addition, even if Motorola were to elect to order NTerprise(TM), the Company would not be able to fulfill such contract unless it were able to license the right to sell a software package for use with Microsoft's Windows NT 4.0 operating system. At the present time, the Company has no direct license from Microsoft for Windows NT4.0, and licenses the WiNTimes(TM) Multi-user Software from Prologue only in Windows NT 3.5 version. Although the Company's agreements with Prologue provide that (subject to certain conditions) at such time as Prologue obtains a license from Microsoft to sell software for the Windows NT4.0 operating system, the Company's license with Prologue will be extended to include the Windows NT4.0 operating system, there can be no assurance that Prologue will obtain a direct license from Microsoft in the near future, if at all.

      In the event that Prologue is not able to license Windows NT4.0 to the Company in time to enable the Company to fulfill a contract which may be awarded by Motorola or another similar customer, in the absence of the Company's ability to obtain a direct license from Microsoft for Windows NT4.0, or a sublicense from Citrix, the business of the Company could be materially and adversely affected.


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

      Significant Investment

      Since its effective July 31, 1996 acquisition of ConnectSoft, through October 31, 1996, the Company has expended over $3.1 million in personnel, debt and lease payments and settlements and other operating expenses associated with ConnectSoft, eXodus, InterGlobe and Seattle On-Line, exclusive of approximately $400,000 in cash paid to former stockholders of such companies in connection with the acquisition of such companies. It may be anticipated that the ConnectSoft and eXodus operations will continue to lose money and represent a negative cash flow to the Company, at least in the near term. There can be no assurance that these subsidiaries, or the Company's Technology Business as a whole, will not continue to represent a significant drain on cash resources or will ever prove to be profitable.

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

      Proprietary Technology and Dependence on Licenses

      The Company's success in its Remoting Software is heavily dependent upon proprietary technology. While the Company has filed one patent application, to date, the Company has no patents, and existing copyright laws afford only limited protection for the Company's software. Accordingly, the Company relies heavily on trade secret protection and confidentiality and proprietary information agreements to protect its proprietary technology. The loss of any material trade secret could have a material adverse effect on the Company. There can be no assurance that the Company's efforts to protect its proprietary technology rights will be successful. Despite the Company's precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's software or to obtain and use information that the Company regards as proprietary.

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

ITEM 6.   SELECTED FINANCIAL DATA

                          AMERICAN UNITED GLOBAL, INC.
                      (in thousands, except per share data)

Income statement data:

                                         Year ended July 31,(1)

                         1993(2)         1994           1995         1996(4)
                         ----            ----           ----         ----

Net sales                $30,386        $67,370        $86,173    $ 106,555

(Loss) income from
continuing operations        417          1,024          1,164      ( 9,610)

Net (loss) income          1,575          2,201          2,268       (1,835)(3)

Per share:
        (Loss) income from
        continuing
        operations         $  0.06        $  0.18        $  0.20  $   (1.66)

        Net (loss) income  $  0.34        $  0.43        $  0.40  $   (0.32)


Balance Sheet data:


                                       July 31,(1)

                         1993            1994           1995         1996
                         ----            ----           ----         ----

Total assets             $42,383        $55,779        $76,829     $119,055

Long-term obligations      4,512          3,445             47        5,051

----------

(1) No amounts are presented for the years ended July 31, 1992 as the Company consisted solely of the manufacturing business which has been reclassified as a discontinued operation.

(2) Represents nine months of Western's results following its Acquisition in November 1992.

(3) Reflects the gain on the sale of the manufacturing business of $7.46 million, net of tax.

(4) Includes results of operations of ConnectSoft, Inc. for the day ended July 31, 1996.

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


GENERAL OVERVIEW



       The 1996 consolidated financial statements have been restated to reflect the acquisition of ConnectSoft, Inc. as of July 31, 1996, as it has been determined that effective control was not transferred under a written agreement until that date and July 31, 1996 was the date of the ConnectSoft shareholders' meeting at which the merger was approved. Previously, this acquisition was accounted for as of May 1, 1996 based on the fact that the Company had assumed operational and financial control on that date. See notes 2 and 4 to the consolidated financial statements.

       Accordingly, ConnectSoft's operating results for the period May 1, 1996 have been removed from the consolidated operating results of the Company for the year ended July 31, 1996. Additionally, the determination of the purchase price and the allocation of the purchase price to the assets acquired were based on an independent appraisal obtained by the Company as of July 31, 1996 which has been updated based on new information that has been obtained regarding the fair value of assets acquired and Company equity securities issued as consideration.



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


      As a result of its acquisitions of ConnectSoft, InterGlobe and Seattle Online and the development of the eXodus Remoting Software for Windows applications on UNIX and X-Terminal workstations, the Company believes that it is positioned to participate in the anticipated growth in these market segments.

RESULTS OF OPERATIONS

                              Years Ended July 31,

               Fiscal Year 1996, as Compared with Fiscal Year 1995

                                                 % of                     % of
                                    1996       Revenues      1995       Revenues



Net Sales                       $106,555,000      100%    $86,173,000    100%

Cost of Goods Sold              $ 93,906,000     88.1%    $76,145,000   88.4%

Selling, General and
Administrative Expenses         $  7,864,000      7.4%    $ 6,228,000    7.2%

Research and
Development Expenses            $ 10,295,000      9.7%           --        0%
Interest Expense,
Net                             $  1,137,000      1.1%    $ 1,421,000    1.6%

Income (loss) from Continuing
Operations Before Taxes
and minority interest           $ (8,318,000)    (7.8)%   $ 1,993,000    2.3%

Provision for
Income Taxes                    $    890,000      0.8%    $   711,000    0.8%

Income from
Discontinued Operations         $  7,775,000      7.3%    $ 1,104,000    1.3%

Net (loss) income               $ (1,835,000)    (1.7)%   $ 2,268,000    2.6%

      Revenues for fiscal 1996 increased by approximately $20,382,000, or 23.7% over the fiscal 1995. All such revenues are attributable to the Western subsidiary, which reported net sales for the fiscal 1996 of $106,555,000, as compared to $86,173,000 for fiscal 1995. Same store revenues increased 13.8 percent over the prior year results reflecting a continuation of generally good economic conditions, increased market acceptance of Western's products, increased housing starts, as well as revenues realized from the addition of numerous new parts and equipment lines to Western's product offerings.

      Cost of goods sold as a percentage of Western's sales was 88.1% during fiscal 1996 which is consistent with the prior year results. Western's management has placed a high priority on improving overall gross margins by working to increase higher margin service and parts revenues and by obtaining higher prices for new equipment.

      Selling , general and administrative expenses totaled $7,864,000 or 7.4% of sales for fiscal 1996 compared to $6,228,000 or 7.2% of sales for fiscal 1995. The increase in selling, general and administrative expenses as a percent of sales resulted mainly from administrative costs associated with Western's acquisition and integration of the Sacramento Case operations and the GCS operations. Stock option compensation expense of $1,671,000 relates to options granted to certain key employees under the Company's 1996 stock option plan.

      Research and development expense for fiscal 1996 amounted to $10,295,000 or 9.7% of consolidated revenue. Included in this amount is $10,033,000 representing an allocation of the cost of acquiring ConnectSoft in process technology which were charged to operations. An additional $2,484,000 of research and development costs were capitalized due to technological feasibility of the products. In August 1996, the assets and liabilities relating to the NTerprise(TM) Application Remoting Software product development and business were sold to eXodus, an 80%-owned subsidiary of the Company. The remaining 20% equity interest in eXodus is owned by key employees of such subsidiary.

      The $284,000 decrease in net interest expense for fiscal 1996 is primarily attributable to an increasing balance of inventory purchased under Western's various floor plan lines of credit to stock the new outlets, an increase of inventory dedicated to rental from approximately $5,000,000 in fiscal 1995 to more than $12,000,000 in fiscal 1996, as well as changes in floor plan terms by Case. Effective January 1, 1996, Case changed factory to dealer terms in a program they have named "Focus 2000". While interest free floor plan terms for Case's most expensive units--wheel loaders and excavators--remains at six to eight months, the terms on Case's smaller units were shortened from six months to four months interest free. For the first time, Case is also granting a 4% cash discount if the dealer pays for the machine outright rather than utilizing the interest-free floor planning. Western was able to take advantage of the cash discounts for some of its purchases in fiscal 1996, which had an immediate effect on interest expense. The interest free floor planning period was not utilized, however. Nevertheless, management believes that the positive impact of the discounted cost as these units are sold will more than offset the increased interest expense. These increases in expense are offset by increased interest income from investments in cash and marketable debt securities which amounted to $754,000 during fiscal 1996, an increase of $583,000 over fiscal 1995, resulting from a significant increase in investable funds from the proceeds of the sale of the Manufacturing Businesses in January 1996.

      The provision for income taxes from continuing operations for fiscal 1996 of $890,000 increased $179,000 from fiscal 1995. The increase in the amount and as a percentage of pre tax income from continuing operations resulted primarily from expensing of purchased software development costs.


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

      On October 19, 1995, Western entered into a purchase and sale agreement with an unrelated party for the Auburn, Washington facility subject to the execution of a lease. Under the terms of this agreement, which closed on December 1, 1995, Western sold the property and is leasing it back from the purchaser. In accordance with Statement of Financial Accounting Standards No. 13 (SFAS 13), the building portion of the lease is being accounted for as a capital lease while the land portion of the lease qualifies for treatment as an operating lease. See Note 8 to the accompanying consolidated financial statements for more information. The proceeds from the Auburn facility sale leaseback transaction were sufficient to retire the related note payable to Case.

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

       Effective July 31, 1996 the Company acquired ConnectSoft, Inc., a business involved with providing computer software products and services. Accordingly, the Company's consolidated operating results for fiscal 1996 include significant software development expenses, including $10,033,000 related to purchased in-process software development. By August 8, 1996 ConnectSoft had three products for e-mail users in production for the retail and OEM marketplace and eXodus had begun marketing its connectivity software protocol known as NTerprise Version 1.1 to businesses using UNIX workstations, X-Terminals and other X-Compatible devices. Fiscal 1997 revenues from the retail products appear to be slower than expected.
Sales of NTerprise to businesses typically involve extensive evaluation by customers. The Company is in the process of demonstrating its NTerprise solution to a number of potential end-user and distributors, including Motorola. To date, however, no firm orders have been obtained. However, management believes that firm orders from NTerprise will be received during 1997. For further information concerning the terms of the ConnectSoft acquisition, see "ITEM 1., DESCRIPTION OF BUSINESS".

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

      During the year ended July 31, 1996, cash and cash equivalents increased by $12,942,000 primarily due to the Hutchinson Transaction. The Company had $3,771,000 cash flow from operations during the period reflecting an increase of $7,273,000 over the prior year.

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

ITEM 8.   FINANCIAL STATEMENTS
                                                                           Page
                                                                          Number
Financial Statements:

        Report of Independent
        Accountants                                                       F - 2

        Consolidated Balance Sheets as of
        July 31, 1996 and 1995                                            F - 3

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

                                                       Long-Term Compensation
====================================================================================================================================
                               Annual Compensation                        Awards                          Payouts
                             -------------------------------------------------------------------------------------------
                                                            Other                                                       All Other
                                                            Annual        Restricted                                    Compen-
Name and Principal                                          Compen-       Stock            Options/       LTIP          sation
Position               Year    Salary         Bonus         sation        Awards           SARs(#)        Payouts
------------------------------------------------------------------------------------------------------------------------------------
Robert M. Rubin        1996    $300,000       $50,000       $  0          $   0            530,000        $   0        $    0
Chairman, President,   1995    $168,750       $50,000       $  0          $   0             80,000(4)     $   0        $    0
Director and acting    1994    $125,000       $69,600       $  0          $   0               0           $   0        $    0
CFO(1)

John Shahid            1996    $250,000       $90,000       $  0          $   0               0           $   0        $815,833
Former President,      1995    $237,411       $75,000       $  0          $   0            215,000(4)     $   0        $    0
Chief Executive        1994    $190,585       $30,000       $  0          $   0               0           $   0        $ 40,525(2)
Officer and Director

C. Dean McLain(3)      1996    $250,000       $84,868       $   0         $   0            150,000        $   0        $    0
Executive Vice         1995    $170,709       $75,000       $   0         $   0            195,000(4)     $   0        $ 29,250(5)
President and          1994    $141,879       $30,000       $   0         $   0               0           $   0        $ 62,470(5)
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

               Report of Independent Accountants........................... F-2
               Consolidated Balance Sheets as of
                July 31, 1995 and 1994..................................... F-3
               Consolidated Statements of Operations for
                the years ended July 31, 1995, 1994, and 1993.............. F-4
               Consolidated Statements of Stockholders'
                Equity for the years ended July 31, 1995, 1994
                 and 1993.................................................. F-5
               Consolidated Statements of Cash Flows for
                the years ended July 31, 1995, 1994 and 1993............... F-6
               Notes to Consolidated Financial Statements.................. F-7

        2. Schedule VIII -- Valuation and Qualifying Accounts.............. S-1

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

    As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for income taxes during the year ended July 31, 1994.

    As described in Note 2, the consolidated financial statements for the year ended July 31, 1996 have been restated to reflect the acquisition of ConnectSoft, Inc. by the Company based on a July 31, 1996 acquisition date and an updated independent appraisal obtained by the Company of the fair value of ConnectSoft, Inc. assets acquired and valuation of the preferred stock issued in connection with the acquisition.

PRICE WATERHOUSE LLP

Portland, Oregon
November 8, 1996 except for Note 2, 4, 7, 9, and 16, as to which the date is February 13, 1997

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                              JULY 31,
                                                                                    -----------------------------
                                                                                         1996           1995
                                                                                    --------------  -------------
                                                                                       RESTATED
                                                                                       (NOTE 2)
                                                     ASSETS
Current assets:
  Cash............................................................................  $   17,086,000  $   4,144,000
  Investment in marketable debt securities........................................       6,268,000       --
  Trade accounts receivable, less allowance for doubtful accounts of $652,000 and
    $370,000, respectively........................................................       6,628,000      6,008,000
  Other receivables...............................................................        --            1,102,000
  Note receivable from shareholder................................................         838,000       --
  Inventories (Note 5)............................................................      65,697,000     46,413,000
  Prepaid expenses................................................................         476,000         22,000
  Deferred tax asset (Note 9).....................................................       1,528,000       --
                                                                                    --------------  -------------
    Total current assets..........................................................      98,521,000     57,689,000
  Property and equipment, net (Note 6)............................................       8,878,000      7,062,000
  Note receivable (Note 11).......................................................       3,198,000       --
  Intangibles and other assets, net of accumulated amortization of $202,000 and
    $133,000, respectively........................................................       6,628,000      2,526,000
  Net assets held for sale (Note 11)..............................................        --            9,552,000
  Deferred tax asset (Note 9).....................................................       1,830,000             --
                                                                                    --------------  -------------
                                                                                    $  119,055,000  $  76,829,000
                                                                                    --------------  -------------
                                                                                    --------------  -------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Borrowings under floor financing lines (Note 8).................................  $   54,364,000  $  37,072,000
  Short-term borrowings (Note 8)..................................................       4,660,000      6,023,000
  Current portion of capital lease obligations (Note 12)..........................       1,119,000         51,000
  Accounts payable................................................................       4,252,000      2,171,000
  Accrued liabilities.............................................................       5,387,000      1,454,000
  Income taxes payable (Note 9)...................................................       5,253,000        896,000
                                                                                    --------------  -------------
    Total current liabilities.....................................................      75,035,000     47,667,000
Long-term borrowings (Note 8).....................................................       2,968,000       --
Capital lease obligations, net of current portion (Note 12).......................       2,083,000         47,000
Other non-current liabilities:....................................................        --              305,000
Purchased business obligations (Notes 4 and 7)....................................       6,929,000       --
Minority interest.................................................................       9,459,000      8,556,000
                                                                                    --------------  -------------
    Total liabilities.............................................................      96,474,000     56,575,000
                                                                                    --------------  -------------
Commitments and contingencies (Note 12)
Shareholders' equity (Notes 10 and 13):
  Preferred stock, 12.5% cumulative, $1.00 per share liquidation value, $.01 par
    value; 1,200,000 shares authorized; none issued and outstanding...............        --             --
  Series B convertible preferred stock, convertible to common, $3.50 per share liquidation value, $.01 par value; 1,500,000 shares authorized; none issued
    and outstanding...............................................................        --             --
  Common stock, $.01 par value; 20,000,000 shares authorized; 6,266,382 and
    5,654,479 shares issued and outstanding, respectively.........................          63,000         57,000
  Additional contributed capital..................................................      20,654,000     15,889,000
  Note receivable from shareholder................................................        --             (184,000)
  Deferred compensation...........................................................        (793,000)      --
  Retained earnings...............................................................       2,657,000      4,492,000
                                                                                    --------------  -------------
    Total shareholders' equity....................................................      22,581,000     20,254,000
                                                                                    --------------  -------------
                                                                                    $  119,055,000  $  76,829,000
                                                                                    --------------  -------------
                                                                                    --------------  -------------

         The accompanying notes are an integral part of this statement.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                 YEAR ENDED JULY 31,
                                                                     --------------------------------------------
                                                                          1996           1995           1994
                                                                     --------------  -------------  -------------

                                                                        RESTATED
                                                                        (NOTE 2)
Net sales..........................................................  $  106,555,000  $  86,173,000  $  67,370,000
Cost of goods sold.................................................      93,906,000     76,145,000     59,138,000
                                                                     --------------  -------------  -------------
  Gross profit.....................................................      12,649,000     10,028,000      8,232,000
Selling, general and administrative expenses.......................       7,864,000      6,228,000      5,696,000
Stock option compensation..........................................       1,671,000       --             --
Research and development expenses (Note 4).........................      10,295,000       --             --
                                                                     --------------  -------------  -------------
  Operating (loss) income..........................................      (7,181,000)     3,800,000      2,536,000
Interest expense, net..............................................       1,137,000      1,421,000        830,000
Loss on Western Power & Equipment initial public offering (Note
  10)..............................................................        --              386,000       --
                                                                     --------------  -------------  -------------
  (Loss) income from continuing operations before income taxes and
    minority interest..............................................      (8,318,000)     1,993,000      1,706,000
Provision for income taxes (Note 9)................................         890,000        711,000        682,000
Minority interest in earnings of consolidated subsidiaries.........         402,000        118,000       --
                                                                     --------------  -------------  -------------
  (Loss) income from continuing operations.........................      (9,610,000)     1,164,000      1,024,000
                                                                     --------------  -------------  -------------
Discontinued operations, net of taxes (Note 11):
  Income from operations, net of tax...............................         315,000      1,104,000      1,460,000
  Gain (loss) on disposal (net of tax of $5,042,000 and $244,000 in
    1996 and 1994).................................................       7,460,000       --             (365,000)
                                                                     --------------  -------------  -------------
                                                                          7,775,000      1,104,000      1,095,000
                                                                     --------------  -------------  -------------
Extraordinary item--Gain on early debt extinguishment, less
  applicable income taxes..........................................        --             --               30,000
                                                                     --------------  -------------  -------------
Cumulative effect of a change in accounting principle
  (Note 9).........................................................        --             --              138,000
                                                                     --------------  -------------  -------------
Net (loss) income..................................................      (1,835,000)     2,268,000      2,287,000
Dividends on preferred stock.......................................        --             --              (86,000)
                                                                     --------------  -------------  -------------
Net (loss) income available for common shareholders................  $   (1,835,000) $   2,268,000  $   2,201,000
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
(Loss) earnings per common and common equivalent share:
  (Loss) income from continuing operations.........................  $       (1.66) $        0.20  $        0.18
  Discontinued operations..........................................            1.34           0.20           0.21
  Extraordinary item...............................................        --             --                 0.01
  Cumulative effect of change in accounting principle..............        --             --                 0.03
                                                                     --------------  -------------  -------------
  Net (loss) income per share......................................  $        (.32) $        0.40  $        0.43
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
  Weighted average number of shares................................       5,810,526      5,729,852      5,170,175
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------

         The accompanying notes are an integral part of this statement.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                          PREFERRED STOCK          COMMON STOCK
                                                                       ---------------------  ----------------------
                                                                       NUMBER OF               NUMBER OF
                                                                         SHARES     AMOUNT      SHARES      AMOUNT
                                                                       ----------  ---------  -----------  ---------
Balance at July 31, 1993.............................................   1,200,000  $  12,000   4,817,000   $  48,000
Net income...........................................................
Dividends paid on preferred stock....................................
Public offering, net of $968,000 in expenses.........................                            920,000       9,000
Shares repurchased...................................................                           (100,000)     (1,000)
Conversion of preferred stock to subordinated note payable...........  (1,200,000)   (12,000)
Exercise options.....................................................                              2,000
                                                                       ----------  ---------  -----------  ---------
Balance at July 31, 1994.............................................      --         --       5,639,000      56,000
Net income...........................................................
Issuance of common shares as compensation............................                             16,000       1,000
Net collection on note receivable from shareholder...................
                                                                       ----------  ---------  -----------  ---------
Balance at July 31, 1995.............................................      --         --       5,655,000      57,000
Net loss.............................................................
Issuance of common shares as compensation............................                             12,000
Stock issued under stock option plans and warrants...................                            600,000       6,000
Tax benefit related to stock option plans and warrants...............
Deferred Compensation (Note 4).......................................
Stock option compensation............................................
Net collection on note receivable from shareholder...................
                                                                       ----------  ---------  -----------  ---------
Balance at July 31, 1996.............................................      --      $  --       6,267,000   $  63,000
                                                                       ----------  ---------  -----------  ---------
                                                                       ----------  ---------  -----------  ---------

                                                              ADDITIONAL                                TOTAL
                                                             CONTRIBUTED                RETAINED    SHAREHOLDERS'
                                                               CAPITAL       OTHER      EARNINGS       EQUITY
                                                             ------------  ----------  -----------  -------------
Balance at July 31, 1993...................................  $ 13,650,000  $ (200,000) $    23,000   $13,533,000
Net income.................................................                              2,287,000     2,287,000
Dividends paid on preferred stock..........................                                (86,000)      (86,000)
Public offering, net of $968,000 in expenses...............     3,855,000                              3,864,000
Shares repurchased.........................................      (462,000)                              (463,000)
Conversion of preferred stock to subordinated note
  payable..................................................    (1,188,000)                            (1,200,000)
Exercise options...........................................         3,000                                  3,000
                                                             ------------  ----------  -----------  -------------
Balance at July 31, 1994...................................    15,858,000    (200,000)   2,224,000    17,938,000
Net income.................................................                              2,268,000     2,268,000
Issuance of common shares as compensation..................        31,000                                 32,000
Net collection on note receivable from shareholder.........                    16,000                     16,000
                                                             ------------  ----------  -----------  -------------
Balance at July 31, 1995...................................    15,889,000    (184,000)   4,492,000    20,254,000
Net loss...................................................                             (1,835,000)   (1,835,000)
Issuance of common shares as compensation..................        15,000                                 15,000
Stock issued under stock option plans and warrants.........     1,770,000                              1,776,000
Tax benefit related to stock option plans and warrants.....       510,000                                510,000
Deferred Compensation (Note 4).............................                  (500,000)                  (500,000)
Stock option compensation..................................     2,470,000    (293,000)                 2,177,000
Net collection on note receivable from shareholder.........                   184,000                    184,000
                                                             ------------  ----------  -----------  -------------
Balance at July 31, 1996 Restated (Note 2).................  $ 20,654,000  $ (793,000) $ 2,657,000   $22,581,000
                                                             ------------  ----------  -----------  -------------
                                                             ------------  ----------  -----------  -------------

         The accompanying notes are an integral part of this statement.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   YEAR ENDED JULY 31,
                                                                         ---------------------------------------
                                                                             1996          1995         1994
                                                                         -------------  -----------  -----------
                                                                           RESTATED
                                                                           (NOTE 2)
Cash flows from operating activities:
  Net (loss) income....................................................  $  (1,835,000) $ 2,268,000  $ 2,287,000
  Adjustments to reconcile net (loss) income to net cash provided by
    (used in) operating activities:
    Cumulative effect of change in accounting principle................       --            --          (138,000)
    Shares issued in lieu of compensation..............................       --             32,000      --
    Depreciation and amortization......................................        891,000    1,068,000      633,000
    (Gain) loss on disposal of business................................     (7,460,000)     --           365,000
    Loss on Western Power & Equipment initial public offering..........       --            386,000      --
    Loss on sale of fixed assets.......................................       --              4,000       35,000
    Deferred tax provision.............................................       (781,000)    (267,000)    (200,000)
    Gain on debt extinguishment........................................                     --           (30,000)
    Income applicable to minority interest.............................        402,000      118,000      --
    Purchased research and development.................................     10,033,000      --           --
    Stock option compensation..........................................      1,671,000      --           --
    Imputed interest...................................................        161,000      --           --
    Change in assets and liabilities, net of effects of acquisitions and dispositions:
      Accounts receivable..............................................       (275,000)  (2,420,000)     (94,000)
      Inventories......................................................    (12,840,000)  (5,181,000)  (5,736,000)
      Prepaid expenses, other receivables and other assets.............        571,000   (1,196,000)     116,000
      Other assets.....................................................       (686,000)     --           --
      Inventory floor financing........................................     12,411,000      --           --
      Accounts payable.................................................        143,000      261,000      749,000
      Accrued liabilities..............................................      2,026,000      273,000      251,000
      Income taxes payable.............................................       (165,000)     324,000     (348,000)
      Other non-current liabilities....................................       --            223,000      135,000
      Discontinued operations..........................................       --            605,000   (1,253,000)
      Other............................................................       (496,000)     --           --
                                                                         -------------  -----------  -----------
      Net cash provided by (used in) operating activities..............      3,771,000   (3,502,000)  (3,228,000)
                                                                         -------------  -----------  -----------
Cash flows from investing activities:
  Proceeds from sale of fixed assets...................................      2,075,000        6,000       26,000
  Proceeds from sale of business, net..................................     19,099,000      --           500,000
  Purchase of property and equipment...................................       (695,000)    (332,000)    (309,000)
  Purchase of debt securities..........................................     (6,268,000)     --           --
  Purchase of distribution outlets.....................................     (2,325,000)     --           --
  Advances to ConnectSoft, Inc. prior to acquisition...................     (3,289,000)     --           --
  Acquisition of businesses, net of cash acquired......................        (17,000)    (557,000)     --
                                                                         -------------  -----------  -----------
      Net cash provided by (used in) investing activities..............      8,580,000     (883,000)     217,000
                                                                         -------------  -----------  -----------
Cash flows from financing activities:
  Net borrowings (payments) under revolving credit agreements..........     (2,805,000)   4,187,000    1,467,000
  Net borrowings (payments) under term loans...........................      1,268,000   (1,623,000)    (314,000)
  Principal payments under capitalized lease obligations...............        (62,000)     (52,000)     (20,000)
  Proceeds from Company public offerings...............................       --          7,801,000    3,401,000
  Net (payments) borrowings under notes payable to shareholders........       --         (2,575,000)    (800,000)
  Dividends paid on preferred stock....................................       --            --           (86,000)
  Decrease in receivable from underwriter..............................      1,102,000      --           --
  Exercise of stock options............................................      1,776,000      --             3,000
  Collections (increase) of notes receivable from shareholder, net.....       (688,000)      16,000      --
                                                                         -------------  -----------  -----------
      Net cash provided by financing activities........................        591,000    7,754,000    3,651,000
                                                                         -------------  -----------  -----------
Net increase in cash...................................................     12,942,000    3,369,000      640,000
Cash at beginning of year..............................................      4,144,000      775,000      135,000
                                                                         -------------  -----------  -----------
Cash at end of year....................................................  $  17,086,000  $ 4,144,000  $   775,000
                                                                         -------------  -----------  -----------
                                                                         -------------  -----------  -----------

         The accompanying notes are an integral part of this statement.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

    American United Global, Inc. (the "Company") has been engaged in two distinct businesses consisting of a distribution operation and a manufacturing operation. Through its Western Power & Equipment Corp. ("Western") subsidiary, the Company operates as a retail distributor for the sale, servicing, and leasing of light to medium-sized construction equipment and parts (the "Distribution Service Group"). Substantially all of this equipment is manufactured by Case Corporation ("Case"). The Company's manufacturing business consisted of two units, National O-Ring, which manufactured and distributed a full range of standard-size, low-cost, synthetic rubber o-ring sealing devices for use in automotive and industrial applications, and Stillman Seal, which specialized in the design, manufacture and distribution of rubber-to-metal bonded sealing devices and molded rubber shapes for use in commercial aerospace, defense and communications industry applications (collectively the "Manufacturing Group"). The Manufacturing Group was sold pursuant to the terms of an Asset Purchase Agreement dated as of November 22, 1995. The effect of the sale on the results of operations of the Company has been included in discontinued operations in the accompanying consolidated statements of operations for the year ended July 31, 1996 as more fully described in Note 11. Previously reported financial statements of the Company have been restated to present National O-Ring/Stillman Seal as a discontinued operation. The net assets of National O-Ring/Stillman Seal are presented as assets held for sale in the restated balance sheet for fiscal 1995.

    The Manufacturing Group also included Aerodynamic Engineering, Inc. which performed precision machining of close tolerance parts primarily for use in the commercial aerospace and defense industries until its disposal in fiscal 1994. This subsidiary was sold in April 1994 as further discussed in Note 11.

    As discussed in Note 4, the Company acquired ConnectSoft, Inc. ("ConnectSoft"), effective July 31, 1996. ConnectSoft provides communications management software products and through its former eXodus division, which has been incorporated by the Company as a direct 80%-owned subsidiary of the Company, known as eXodus Technologies, Inc. provides an application remoting protocol which allows users to run Microsoft Windows-TM-.

2. RESTATEMENT OF 1996 FINANCIAL STATEMENTS

    The accompanying 1996 consolidated financial statements have been restated to reflect the acquisition of ConnectSoft, Inc. (Note 4) by the Company as of July 31, 1996. Previously, this acquisition was accounted for as of May 1, 1996 based on the fact that the Company had assumed operational and financial control as of this date. The restated financial statements reflect the acquisition as if it had occurred on July 31, 1996 as it has been determined that effective control of ConnectSoft was not transferred under a written agreement until that date. Accordingly, ConnectSoft's operating results for the period May 1, 1996 to July 30, 1996 have been removed from the consolidated operating results of the Company for the year ended July 31, 1996. Additionally, the determination of the purchase price and the allocation of the purchase price to the assets acquired were based on an independent appraisal obtained by the Company as of July 31, 1996 which was updated based on new information that has been obtained regarding the fair value of assets acquired and Company equity securities issued as consideration. The following illustrates the purchase price and allocation of the purchase price as previously reported and as restated:

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

2. RESTATEMENT OF 1996 FINANCIAL STATEMENTS (CONTINUED)
    Summary of assets acquired, liabilities assumed and purchase price paid:

                                                                 AS PREVIOUSLY
                                                                   REPORTED      AS RESTATED
                                                                 -------------  -------------
Value of preferred stock.......................................  $   3,989,000  $   6,132,000
Costs of acquisition...........................................        430,000      1,352,000
Liabilities assumed............................................      8,690,000(1)  10,861,000(2)
                                                                 -------------  -------------
                                                                 $  13,109,000  $  18,345,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    The costs initially allocated to each of ConnectSoft's assets and liabilities at the date of acquisition are as follows:

                                                                 AS PREVIOUSLY       AS
                                                                  REPORTED(1)    RESTATED(2)
                                                                 -------------  -------------
Accounts receivable............................................  $     130,000  $     122,000
Prepaid and other current assets...............................        301,000        406,000
Intangible assets:
  Software technology--completed...............................        700,000      2,484,000
  Software technology--in progress (charged to research and
    development expense).......................................      8,472,000     10,033,000
  Software license (Note 7)....................................       --              800,000
  Other identifiable intagibles and goodwill...................      1,400,000        730,000
Property and equipment.........................................      2,015,000      1,847,000
Other long-term assets.........................................         91,000         92,000
Deferred tax asset.............................................       --            1,831,000
Accounts payable and accrued liabilities.......................     (3,769,000)    (3,602,000)
Debt and capital lease obligations.............................     (4,921,000)    (7,259,000)
                                                                 -------------  -------------
                                                                 $   4,419,000  $   7,484,000
                                                                 -------------  -------------
                                                                 -------------  -------------

------------------------

(1) Reflects asset and liability values as of May 1, 1996.

(2) Reflects asset and liability values as of July 31, 1996.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

2. RESTATEMENT OF 1996 FINANCIAL STATEMENTS (CONTINUED)
    The effects of this restatement on the consolidated financial statements are summarized below:

                                                                AS OF AND FOR THE YEAR ENDED
                                                                       JULY 31, 1996
                                                               ------------------------------
                                                               AS PREVIOUSLY
                                                                  REPORTED      AS RESTATED
                                                               --------------  --------------
CONSOLIDATED BALANCE SHEET
Intangibles and other assets.................................  $    4,579,000  $    6,628,000
Deferred tax asset, noncurrent...............................           -           1,830,000
Purchased business obligations...............................       4,564,000       6,929,000
Income taxes payable.........................................       5,104,000       5,253,000
Deferred compensation........................................        (293,000)       (793,000)
Retained earnings............................................         792,000       2,657,000

CONSOLIDATED STATEMENT OF OPERATIONS
Net sales....................................................     106,831,000     106,555,000
Cost of goods sold...........................................      94,095,000      93,906,000
Selling, general and administrative expenses.................       9,168,000       7,864,000
Restructuring charge.........................................         571,000        --
Research and development.....................................       9,764,000      10,295,000
Interest expense.............................................       1,394,000       1,137,000
Provision for income taxes...................................         741,000         890,000
Minority interest in earnings of subsidiaries................         902,000         402,000
Net loss.....................................................      (3,700,000)     (1,835,000)
Net loss per share...........................................            (.64)           (.32)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share of the equity of Western which was 43% at July 31, 1996. There is also a 20% minority interest held in eXodus Technologies, Inc. ("eXodus"), a former division of Connectsoft, but no minority interest is presented due to accumulated losses.

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

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVESTMENT SECURITIES

    Investments in marketable debt securities represent primarily treasury notes which are carried at amortized cost as these investments have been classified as held-to-maturity securities. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold until maturity. Maturity dates of these Securities range from January 1, 1998 to January 31, 2001.

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

    INTANGIBLE ASSETS

    Intangible assets acquired in business acquisitions such as goodwill, name recognition, existing technology, geographical location and presence and noncompete agreements represent value to the Company. Intangibles are amortized using the straight-line method over the assets' estimated useful lives ranging from 5 to 40 years. Such lives are based on the factors influencing the acquisition decision and on industry practice.

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

    REVENUE RECOGNITION

    Revenue on equipment and parts sales is recognized upon shipment of products and passage of title. Equipment rental and service revenue is generally recognized over the period such services are provided.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    SOFTWARE DEVELOPMENT COSTS

    The Company recorded certain software development costs in connection with the acquisition of ConnectSoft as more fully described in Note 4. Software development costs incurred in conjunction with product development are charged to product development expense until technological feasibility is established. Thereafter, through general release of product, all software product development costs are capitalized and reported at the lower of unamortized cost or net realizable value of each product. The establishment of technological feasibility and the on-going assessment of the recoverability of costs require considerable judgment by the Company with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in the software and hardware technology. After consideration of the above factors, the Company amortizes capitalized software costs at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Capitalized software development costs are included in intangible and other assets in the accompanying consolidated balance sheet.

    RESEARCH AND DEVELOPMENT

    Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

    ADVERTISING EXPENSE

    The Company expenses all advertising costs as incurred.Total advertising expense for the years ended July 31, 1996, 1995 and 1994 was $263,000, $274,000 and $134,000, respectively.

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

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECENT ACCOUNTING PRONOUNCEMENT

    In October 1995, the Financial Accounting Standards Board issued FAS 123, "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock-based employee compensation plans and for the issuance of equity instruments to acquire goods and services from non-employees. The Company has not determined its method of adoption for fiscal 1997.

    EARNINGS PER SHARE

    Net income (loss) per share is computed by dividing the net income available for common shareholders by the weighted average number of shares of common stock and, if dilutive, common stock equivalents outstanding during the period using the treasury stock method. The Company's preferred stock that has been granted in connection with the ConnectSoft acquisition (see
Note 4) has not been included in the loss per share calculation for the year ended July 31, 1996, as their effect is antidilutive. The additional shares to be potentially issued to the ConnectSoft shareholders upon occurrence of certain events (see Note 4) have not been included in the determination of loss per share for the year ended July 31, 1996. Fully diluted earnings
(loss) per share is not presented as it is the same as primary earnings per share.

4. ACQUISITIONS

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

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

4. ACQUISITIONS (CONTINUED)
    The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the two additional stores had been acquired as of August 1, 1993. Pro forma results for the year ended July 31, 1995 are not presented as the results are not materially different than actual results.

                                                                                  YEAR ENDED
                                                                                 JULY 31, 1994
                                                                                 -------------
Net sales......................................................................  $  81,833,000
Net income.....................................................................      2,053,000
Earnings per share.............................................................           0.40

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

    On July 31, 1996, the Company acquired effective control of ConnectSoft, Inc. under the terms of a written agreement. Pursuant to the terms of the merger agreement, the ConnectSoft shareholders received, on a pro rata basis, approximately 977,000 unregistered shares of the Company's Series B convertible preferred stock. This preferred stock does not pay dividends, is not subject to redemption, has a liquidation preference of $3.50 per share over the Company's common stock and shares voting rights with the Company's common stock with restrictions on the shareholders' ability to vote the shares until December 31, 1999. Each share of Series B preferred stock is convertible into shares of the Company's common stock at the shareholders' option on a one-for-one basis. However, the conversion ratio may be increased to one-for-two or one-for-three if certain criteria are met by ConnectSoft. In the event that the "Combined Pre-Tax Income", as defined in the merger documents of any of the "Subject Entities", as defined as in the merger document, in any one of the three fiscal years ending July 31, 1997, 1998 or 1999 equals or exceeds $3,000,000, each share of preferred stock may be converted into two shares of the Company's common stock. If the "Combined Pre-Tax Income" equals or exceeds $5,000,000, each share of preferred stock may be converted into three shares of the Company's common stock. Additionally, the conversion ratio of the preferred stock shall be adjusted, such that each share of preferred stock is convertible into three shares of the Company's common stock, notwithstanding the levels of "Combined Pre-Tax Income" achieved, if on or before December 31, 1999 (1) the Company sells the assets or securities of any of the "Subject Entities" for consideration aggregating $5,000,000 or more, (2) the Company consummates an initial public offering of any of the "Subject Entities" resulting in gross proceeds in excess of $10,000,000 or in a market valuation of 100% of the issuer's common stock equaling or exceeding $50,000,000, or (3) a transaction occurs with any third party with the result that no shares of the Company's common stock will be publicly traded on a national securities exchange.

    In connection with the acquisition of ConnectSoft, the Company incorporated eXodus Technologies (eXodus), formerly a division of ConnectSoft. The net assets purchased by the Company related to eXodus were sold to eXodus in exchange for a note payable and shares of eXodus preferred stock issued to the Company. Minority interest in the common stock of eXodus of approximately 20% was acquired by certain key employees of eXodus in exchange for notes receivable. To account for the minority interest that was

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

4. ACQUISITIONS (CONTINUED)
granted to certain employees of eXodus, the restated financial statements include a deferred compensation balance of $500,000 that represents the excess of the estimated value of the 20% minority ownership of eXodus over amounts paid by the minority interest at the date the minority interest was granted. The common stock held by these minority shareholders contains certain repurchase features. The deferred compensation will be amortized over the three year term of the repurchase rights. The minority interest has been charged with the minority interests' share of eXodus' purchased research and development expense during the year ended July 31, 1996.

    The acquisition of ConnectSoft was not closed until August 8, 1996. However, utilizing the purchase method of accounting, the operating results of ConnectSoft have been included in the consolidated operating results commencing July 31, 1996 because the Company assumed effective control of ConnectSoft under the terms of a written agreement as of that date. July 31, 1996 was also the date of the ConnectSoft shareholders' meeting at which the merger was approved. The purchase price plus direct costs of acquisition have been initially allocated to the assets acquired and the liabilities assumed based on management's estimates and a valuation of the Company's preferred stock issued and the assets and liabilities obtained. Adjustments to the initial purchase price allocation will occur, if necessary, during fiscal 1997. Issuance of the Company's preferred stock to the ConnectSoft shareholders had not occurred as of July 31, 1996 and, accordingly, these shares are not reflected as outstanding as of July 31, 1996. For purposes of computing earnings per share, these preferred shares have not been included as their effect is antidilutive. The fair value of the preferred stock is reflected as purchased business obligations in the accompanying consolidated balance sheet.

    The convertible preferred stock has been recorded at its fair value as determined by independent appraisal at May 1, 1996 as the acquisition was announced to the public proximate to this date. The valuation technique utilized has considered that the conversion ratio increases based on the earnings of the "Subject Entities" or other future events. Accordingly, full acquisition cost has been determined based on this value. The purchase price has been allocated to the net assets acquired, including certain intangible assets such as purchased computer software, covenant not to compete, goodwill and research and development in process.

    In connection with the purchase of ConnectSoft, the Company entered into an agreement with a creditor of ConnectSoft whereby the Company purchased from the creditor a note payable due from ConnectSoft for cash and a $1,500,000 promissory note payable due on April 30, 1999. This creditor was also a shareholder of ConnectSoft and, accordingly, received the Company's preferred stock as consideration for its shares of ConnectSoft. As part of this agreement, the former creditor granted to the Company an irrevocable right and option to purchase all or any portion of the Company's securities owned by the creditor during the period December 31, 1996 to December 31, 1999. These shares will be purchased at the highest closing price during the 30 days prior to date of exercise. If the Company exercises its option, the creditor shall receive at a minimum $4,000,000 from the Company irrespective of whether or not the purchase price payable for these shares based on the exercise price shall equal $4,000,000. If the net proceeds are greater than $4,000,000, the first $1,000,000 greater than $4,000,000 shall be applied to reduce the then outstanding principal amount of the note payable to the creditor, and to the extent such note payable shall have then been fully paid, any remaining amounts shall be allocated 50% to the Company and 50% to the creditor.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

4. ACQUISITIONS (CONTINUED)
    The following unaudited pro forma summary combines the consolidated results of operations as if ConnectSoft and the factory owned stores of Case had been acquired as of the beginning of the periods presented, including the impact of certain adjustments.

                                                                         YEAR ENDED
                                                                          JULY 31,
                                                               ------------------------------
                                                                    1996            1995
                                                               --------------  --------------

                                                                          RESTATED
Net sales....................................................  $  121,820,000  $  110,231,000
Net loss.....................................................  $   (9,621,000) $  (11,860,000)
Loss per share...............................................  $        (1.66) $        (2.07)

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

5. INVENTORIES

    Inventories consist of the following:

                                                                           JULY 31,
                                                                 ----------------------------
                                                                     1996           1995
                                                                 -------------  -------------
Parts..........................................................  $   6,320,000  $   5,290,000
Equipment new and used.........................................     59,377,000     41,123,000
                                                                 -------------  -------------
                                                                 $  65,697,000  $  46,413,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    At July 31, 1996 and 1995, approximately $12,079,000 and $4,756,000, respectively, of equipment was being held for rent and, in accordance with standard industry practice, is included in new and used equipment inventory. Such equipment is generally being depreciated at an amount equal to 80% of the rental payments received.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

6. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                                            JULY 31,
                                                                  ----------------------------
                                                                      1996           1995
                                                                  -------------  -------------
Machinery and equipment.........................................  $   2,092,000  $   1,574,000
Furniture and office equipment..................................      1,925,000      1,892,000
Computer system.................................................      2,328,000       --
Land............................................................        840,000      1,903,000
Building........................................................      3,042,000      2,347,000
Construction in progress........................................        892,000        596,000
                                                                  -------------  -------------
                                                                     11,119,000      8,312,000
Less: Accumulated depreciation and amortization.................     (2,241,000)    (1,250,000)
                                                                  -------------  -------------
                                                                  $   8,878,000  $   7,062,000
                                                                  -------------  -------------
                                                                  -------------  -------------

7. LICENSE AGREEMENT

    Effective May 4, 1996 and in connection with the acquisition of ConnectSoft (Note 4), the Company entered into a software licensing agreement for technology to be utilized in a software product being developed by the Company. The term of this license agreement is for three years commencing June 1, 1996. In consideration for the license granted, the Company will make a $450,000 nonrefundable advance minimum royalty payment to the licensor. Royalties due under this agreement are 15% of the sales price to third parties subject to a minimum payment due on each sale. Additionally, the Company has agreed to sell 100,000 unregistered shares of its common stock for $1,000 to the licensor which were issued subsequent to July 31, 1996. Other provisions of the agreement grant the licensor the right to designate one member of the board of directors of one of the Company's subsidiaries and certain rights to receive options to purchase shares of the subsidiary's common stock in the event that the subsidiary completes an initial public offering. The value assigned to the shares to be issued was $350,000. Of the $800,000 cost associated with the license, $262,000 was expensed as research and development during fiscal 1996.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

8. BORROWINGS

    Borrowings consist of the following:

                                                                           JULY 31,
                                                                 ----------------------------
                                                                     1996           1995
                                                                 -------------  -------------
  Borrowings under floor financing lines.......................  $  54,364,000  $  37,072,000
  Line of credit with bank.....................................      2,927,000       --
  Term and mortgage notes payable..............................      3,201,000      6,023,000
  Note payable to creditor (Note 4)............................      1,500,000       --
                                                                 -------------  -------------
      Total borrowings.........................................     61,992,000     43,095,000
Less current portions:
  Borrowings under floor financing lines.......................     54,364,000     37,072,000
  Other third-party borrowings.................................      4,660,000      6,023,000
                                                                 -------------  -------------
                                                                 $   2,968,000  $    --
                                                                 -------------  -------------
                                                                 -------------  -------------

    Scheduled principal payments of all borrowings are as follows:

1997...........................................................  $59,024,000
1998...........................................................     204,000
1999...........................................................   1,658,000
2000...........................................................      63,000
2001...........................................................      68,000
Thereafter.....................................................  $  975,000
                                                                 ----------
                                                                 $61,992,000
                                                                 ----------
                                                                 ----------

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

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

8. BORROWINGS (CONTINUED)
    OTHER BORROWINGS

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

    In connection with the acquisition of the original seven stores, Western entered into a purchase agreement for the Auburn, Washington facility subject to the completion by Case of certain environmental remediation. In December 1995, after completion of the remediation, Western entered into a sale-leaseback transaction with an unrelated party regarding the Auburn facility which resulted in no gain or loss to Western. Using the proceeds of the sale-leaseback, Western repaid a $2,075,000 collateralized mortgage with Case. The term of the lease is 20 years at an initial annual rate of $204,000. In addition to base rent, Western is responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs with respect to the leased real property during the term of the lease. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease (see Note 12) while the land portion of the lease qualifies for treatment as an operating lease.

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

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

9. INCOME TAXES

    Effective August 1, 1993, the Company adopted SFAS No. 109, Accounting for Income Taxes. The cumulative effect of adoption was an increase in net income of $138,000, or $.03 per share. The provision (benefit) for income taxes from continuing operations before extraordinary items comprises the following:

                                                                 YEAR ENDED JULY 31,
                                                        --------------------------------------
                                                            1996         1995         1994
                                                        ------------  -----------  -----------
                                                         (RESTATED)
Current:
  Federal.............................................  $  1,429,000  $   918,000  $   672,000
  State...............................................       242,000       60,000      210,000
                                                        ------------  -----------  -----------
                                                           1,671,000      978,000      882,000
                                                        ------------  -----------  -----------
Deferred:
  Federal.............................................      (779,000)    (252,000)    (153,000)
  State...............................................        (2,000)     (15,000)     (47,000)
                                                        ------------  -----------  -----------
                                                            (781,000)    (267,000)    (200,000)
                                                        ------------  -----------  -----------
                                                        $    890,000  $   711,000  $   682,000
                                                        ------------  -----------  -----------
                                                        ------------  -----------  -----------

    The principal reasons for the variation from the customary relationship between income taxes at the statutory federal rate and that shown in the consolidated statement of income are as follows:

                                                                  YEAR ENDED JULY 31,
                                                         -------------------------------------
                                                             1996          1995        1994
                                                         -------------  ----------  ----------
                                                          (RESTATED)
Statutory federal income tax rate......................  $  (2,828,000) $  677,000  $  580,000
State income taxes, net of federal income tax
  benefit..............................................         82,000      74,000      68,000
Purchased research and development.....................      3,532,000
Other..................................................        104,000     (40,000)     34,000
                                                         -------------  ----------  ----------
                                                         $     890,000  $  711,000  $  682,000
                                                         -------------  ----------  ----------
                                                         -------------  ----------  ----------

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)
    Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                                             JULY 31,
                                                                     -------------------------
                                                                         1996         1995
                                                                     ------------  -----------
                                                                      (RESTATED)
Depreciation and amortization......................................  $   (587,000) $  (488,000)
Deferred income....................................................      (117,000)     --
Other..............................................................      (314,000)     --
                                                                     ------------  -----------
Gross deferred tax liabilities.....................................    (1,018,000)    (488,000)
                                                                     ------------  -----------
Inventory reserve..................................................       258,000      193,000
Bad debt reserve...................................................       222,000      159,000
Accrued vacation and bonuses.......................................       127,000       92,000
State taxes........................................................       124,000       53,000
Loss carryforwards.................................................        88,000      --
Loss on Western initial public offering............................       131,000      154,000
Stock options......................................................     1,127,000      --
Operating lease....................................................       194,000      --
Intangible assets..................................................     2,105,000      --
Other..............................................................       --            27,000
                                                                     ------------  -----------
Gross deferred tax assets..........................................     4,376,000      678,000
                                                                     ------------  -----------
                                                                     $  3,358,000  $   190,000
                                                                     ------------  -----------
                                                                     ------------  -----------

    At July 31, 1996, the Company had federal income tax loss carryforwards of $260,000 which will begin to expire in 2010. Utilization of such net operating losses will be subject to annual limitations due to the Company's acquisition of ConnectSoft.

10. SHAREHOLDERS' EQUITY

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

    In addition, during fiscal 1994, all outstanding shares of the Company's preferred stock, along with an existing $1,375,000 note payable, were exchanged for a new subordinated note payable to a related party totaling $2,575,000 which was repaid in fiscal year 1995. The Company also retired notes totaling $525,000

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

10. SHAREHOLDERS' EQUITY (CONTINUED)
that were incurred in connection with the Western Acquisition and used the balance of the proceeds to pay down the Company's revolving credit facility with Congress Financial Corporation during fiscal 1994.

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

11. DISCONTINUED OPERATIONS

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

    On January 19, 1996, as a result of the Hutchinson Transaction, Mr. John Shahid, the former president, chief executive officer and director of the Company and the Company entered into a Termination Agreement whereby Mr. Shahid resigned as an officer and director of the Company and each of its subsidiaries in consideration for the payment of an aggregate of $816,000, representing salary payments under his Employment Agreement through December 31, 1998, as well as a bonus payment for fiscal year 1996 in the amount of $90,000. The Termination Agreement also provides that the Company shall retain

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

11. DISCONTINUED OPERATIONS (CONTINUED)
Mr. Shahid as a consultant for a period of two years, commencing April 1, 1996, for which consulting services he will be paid quarterly an aggregate of $200,000. Benefits under the termination agreement as well as the two-year consulting agreement were fully expensed during fiscal 1996. Additionally, the Company recognized $506,000 in compensation expense resulting from amendments made to its employee stock option plans (see Note 13). These charges, along with other costs of the Hutchinson Transaction were included in determining the gain on the sale of the Manufacturing Business.

    Details of this transaction are as follows:

Sale price.....................................................  $23,862,000
Basis of net assets sold.......................................  (9,634,000)
Expenses of sale...............................................  (1,726,000)
                                                                 ----------
Gain on sale before income taxes...............................  12,502,000
                                                                 ----------
Income tax provision...........................................  (5,042,000)
                                                                 ----------
Gain on sale of wholly-owned subsidiaries......................  $7,460,000
                                                                 ----------
                                                                 ----------

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

    Results of National O-Ring and Stillman Seal for each of the three prior fiscal years through the date of disposition are as follows:

                                                                      5 1/2 MONTHS
                                                                          ENDED          YEAR ENDED JULY 31,
                                                                       JANUARY 19,   ----------------------------
                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
Net sales...........................................................  $  16,928,000  $  37,441,000  $  34,820,000
Costs and expenses..................................................     16,410,000      35,511,00     32,147,000
                                                                      -------------  -------------  -------------
Income before taxes.................................................        518,000      1,930,000      2,673,000
Provision for income taxes..........................................        203,000        826,000        911,000
                                                                      -------------  -------------  -------------
Net income..........................................................  $     315,000  $   1,104,000  $   1,762,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

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

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

11. DISCONTINUED OPERATIONS (CONTINUED)
    Although the results of AEI have previously been reported as part of the Manufacturing Group, the subsidiary was operated as a separate line of business whose products, activities and class of customers differed from the other Manufacturing Group operations. Based upon this determination, the disposal of AEI has been accounted for as a discontinued operation and, accordingly, its operating results are segregated in the accompanying consolidated statement of operations for the year ended July 31, 1994.

    Results of AEI's operations through its date of disposal are as follows:

                                                                                  YEAR ENDED
                                                                                JULY 31, 1994
                                                                                --------------
Net sales.....................................................................   $  1,648,000
Costs and expenses............................................................      2,151,000
                                                                                --------------
(Loss) before income taxes....................................................       (503,000)
Income tax benefit............................................................        201,000
                                                                                --------------
Net (loss)....................................................................   $   (302,000)
                                                                                --------------
                                                                                --------------

12. COMMITMENTS AND CONTINGENCIES

    LEASE COMMITMENTS

    The Company and Western lease certain facilities and certain computer equipment and software under noncancelable lease agreements. The building portion of two of the Western's facility leases qualify under SFAS 13 as "capital leases" (i.e., an acquisition of an asset and incurrence of a liability). The remaining facility lease agreements have terms ranging from one to five years. Certain of the facility lease agreements provide for options to renew and generally require the Company and Western to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $1,100,000, $733,000 and $435,000 for the fiscal years 1996, 1995 and 1994, respectively. The computer equipment lease expires February 1997 and meets certain specific criteria to be accounted for as a capital lease. In connection with the acquisition of ConnectSoft, the Company acquired certain capital lease obligations. These lease obligations were valued at the acquisition date at fair market value which was based on a refinancing agreement for these leases that the Company is currently negotiating. The terms of the refinancing have not been finalized and, accordingly, the specific payment terms have not been determined, however the anticipated terms of the new leases are for a thirty-six month period. As the terms of these leases have not been finalized, the payments associated with these leases cannot be allocated to specific years.

    Assets recorded under capital leases are as follows:

                                                                       JULY 31,
                                                         ------------------------------------
                                                             1996         1995        1994
                                                         ------------  ----------  ----------
Capitalized asset value................................  $  3,668,000  $  170,000  $  170,000
Less accumulated amortization..........................      (287,000)    (54,000)    (20,000)
                                                         ------------  ----------  ----------
                                                         $  3,381,000  $  116,000  $  150,000
                                                         ------------  ----------  ----------
                                                         ------------  ----------  ----------

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum lease payments under all noncancelable leases as of July 31, 1996, are as follows:

                                                                      CAPITAL      OPERATING
YEAR ENDING JULY 31,                                                   LEASES        LEASES
------------------------------------------------------------------  ------------  ------------
1997..............................................................  $     26,000  $  1,493,000
1998..............................................................       (23,000)    1,324,000
1999..............................................................       (26,000)    1,087,000
2000..............................................................       (30,000)      896,000
2001..............................................................        (8,000)      444,000
Thereafter........................................................     1,765,000     2,793,000
                                                                    ------------  ------------
Total annual lease payments.......................................     1,704,000  $  8,037,000
                                                                                  ------------
                                                                                  ------------
Refinanced leases.................................................     1,500,000
Less amount representing interest.................................         2,000
                                                                    ------------
Present value of minimum lease payments...........................     3,202,000
Less: Current portion.............................................     1,119,000
                                                                    ------------
Long-term portion.................................................  $  2,083,000
                                                                    ------------

    LEGAL PROCEEDINGS

    The Company is involved in certain legal proceedings that have arisen in the normal course of business. Based on the advice of legal counsel, management does not anticipate that these matters will have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

13. STOCK OPTION PLANS

    EMPLOYEE STOCK BONUS PLAN (THE "TRANSFER PLAN")

    In March 1991, the Company granted incentive options under the Transfer Plan to purchase an aggregate of 38,496 shares of common stock at purchase prices of $1.63 and $6.50 per share. During fiscal 1994 and 1996, 1,780 and 23,558 options, respectively, were exercised under the Transfer Plan. No options were exercised during fiscal 1995. There are currently outstanding options to purchase 770 shares of common stock under the Transfer Plan, all of which are exercisable at $1.63.

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

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

13. STOCK OPTION PLANS (CONTINUED)
    Set out below is a summary of the activity of the 1991 Stock Option Plan:

                                                                                         YEAR ENDED JULY 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
Beginning balance................................................................    623,450    623,450    461,050
  Granted........................................................................     --         --        170,000
  Exercised......................................................................   (427,450)     --         --
  Expired or canceled............................................................     --         --         (7,600)
                                                                                   ---------  ---------  ---------
Ending balance...................................................................    196,000    623,450    623,450
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

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

    In connection with the Hutchinson Transaction described in Note 11, the Company amended the Transfer Plan, 1991 Stock Option Plan and the Stock Bonus Plan by accelerating the vesting period and extending the exercise term for all options under these plans. The amendment was subject to the consummation of the Hutchinson Transaction and affected 761,008 options outstanding on the closing date. The difference between the fair market price on the date of closing and the respective exercise prices applied to the options totaled $506,000 which was included as an expense in determining the net gain on Hutchinson Transaction.

    1996 EMPLOYEE STOCK OPTION PLAN (THE "1996 PLAN")

    In April 1996, the Company's Board of Directors authorized and approved the creation of the 1996 Plan for which two million shares of the Company's common stock has been reserved. Concurrent with the 1996 Plan's adoption, options to acquire 800,000 shares at an exercise price of $3.76 per share were granted to the Company's principal shareholder and management. In May, options to acquire an additional 250,000 shares at an exercise price of $5.25 were granted to two other employees. All exercise prices represented the fair market value of the Company's common stock on the date of grant. Of these options granted 100,000 options granted at $5.25 have been canceled.

    The 1996 Plan as originally adopted required shareholder approval which had not been obtained by the end of the fiscal year. On July 30, 1996, the Board amended the 1996 Plan so that shareholder approval

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

13. STOCK OPTION PLANS (CONTINUED)
was not required. The difference between the fair market value on the date of the amendment and the respective exercise prices applied to the options was recognized as compensation expense based on the options' vesting schedule. This resulted in a fiscal 1996 expense of approximately $1,671,000 and $293,000 of deferred compensation to be recognized over the next two fiscal years.

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

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

14. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

    The Company paid interest of $1,877,000 (restated), $1,091,000 and $795,000 during the fiscal years 1996, 1995, and 1994, respectively. The Company paid $2,084,000, $1,575,000 and $1,268,000 in income taxes during fiscal 1996, 1995 and 1994, respectively.

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

    On July 31, 1996, the Company acquired ConnectSoft in exchange for shares of its Series B Preferred Stock valued at $6,132,000 (restated) and incurred $1,352,000 (restated) in acquisition costs.

    A capital lease obligation of $926,000 was incurred in fiscal 1996 when the Company consummated a sale-leaseback transaction. A note receivable of $3,037,000 arose due to the sale of the Manufacturing Group in fiscal 1996.

    As discussed in Note 11, the Company sold AEI to Mayer Eisel, Inc. In partial consideration of the sale, the Company received a four-year $500,000 promissory note, which was prepaid at a discount in October 1995, equipment valued at $100,000 and the cancellation of the remaining outstanding balance of the convertible notes totaling $875,000. The remaining consideration was received in cash. As discussed in Note 10, concurrent with the Company's public offering in February 1994, all outstanding Preferred Stock, along with an existing $1,375,000 note payable was exchanged for a new subordinated note totaling $2,575,000.

15. RELATED PARTIES

    The real property and improvements used in connection with the Sacramento Operations of Western, and upon which the Sacramento Operation is located, were sold by Case for $1,500,000 to the McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the president of Western and a director of Western, and Robert M. Rubin, the chairman, chief executive officer, a director and principal shareholder of the Company. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to Western under the terms of a 20 year commercial lease agreement dated March 1, 1996 with Western paying an initial annual rate of $168,000. Under the lease, such annual rate increases to $192,000 after five years and is subject to fair market adjustments at the end of ten years. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease (see Note 12) while the land portion of the lease qualifies for treatment as an operating lease.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

15. RELATED PARTIES (CONTINUED)
    On February 9, 1996, the Company loaned an aggregate of $450,000 to Diplomat Corporation ("Diplomat") in connection with Diplomat's acquisition of BioBottoms, Inc. Diplomat is a public company of which Robert Rubin serves as a director. Before the BioBottoms, Inc. transaction, Mr. Rubin held approximately 22% of Diplomat's outstanding capital stock. The loan to Diplomat earned interest at the prime rate plus 2% and was repaid in May 1996.

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

16. OPERATING BUSINESS GROUPS

    As described in Note 1, the Company historically has been engaged in two distinct businesses consisting of the Manufacturing Group and the Distribution Service Group. During fiscal 1996, as more fully described in Note 4, through the acquisition of ConnectSoft the Company added a Technology Group to its businesses. Total revenue by segment represents sales to unaffiliated customers. Inter-segment sales are not material. Operating profit (loss) represents total revenue less operating expenses. In computing

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

16. OPERATING BUSINESS GROUPS (CONTINUED) operating profit (loss) none of the following items has been added or deducted: general corporate expenses, interest expense, income taxes or extraordinary gains.

    Identifiable assets are those assets used in the operations of each industry segment. Corporate assets primarily consist of cash, investments and certain prepaid expenses.

    As discussed in Note 11, the Manufacturing Business was sold during fiscal 1996. All operating results of the Manufacturing Business have been included in the gain on discontinued operations.

    The Company has no foreign assets and export sales amount to less than 1% of the Company's total sales. No material amounts of the Company's sales are dependent upon a single customer; however, substantially all the Distribution Service Group's revenues resulted from sales, leasing and servicing of equipment and parts manufactured by Case.

    Summarized financial information by business group for fiscal 1996, 1995 and 1994 is as follows:

                                                     TECHNOLOGY     DISTRIBUTION
                                                       GROUP       SERVICE GROUP     CORPORATE        TOTAL
                                                   --------------  --------------  -------------  --------------
1996 (Restated):
  Revenue........................................  $     --        $  106,555,000  $    --        $  106,555,000
  Operating (loss) profit........................     (10,295,000)      5,201,000     (2,087,000)     (7,181,000)
  Identifiable assets............................       8,049,000      85,290,000     25,716,000     119,055,000
  Depreciation and amortization..................        --               820,000         71,000         891,000
  Capital expenditures...........................        --               695,000       --               695,000


                                                                    DISTRIBUTION
                                                                   SERVICE GROUP     CORPORATE        TOTAL
                                                                   --------------  -------------  --------------
1995:
  Revenue........................................                  $   86,173,000  $    --        $   86,173,000
  Operating profit (loss)........................                       3,983,000       (183,000)      3,800,000
  Identifiable assets............................                      66,852,000        425,000      67,277,000
  Depreciation and amortization..................                       1,068,000       --             1,068,000
  Capital expenditures...........................                         332,000       --               332,000
1994:
  Revenue........................................                      67,370,000       --            67,370,000
  Operating profit (loss)........................                       2,880,000       (344,000)      2,536,000
  Identifiable assets............................                      45,000,000      1,311,000      46,311,000
  Depreciation and amortization..................                         633,000       --               633,000
  Capital expenditures...........................                         309,000       --               309,000

17. EMPLOYEE SAVINGS PLAN

    The Company has a voluntary savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible participants may contribute a percentage of compensation subject to certain limitations. The Company has the option to make discretionary qualified contributions to the plan, however, no Company contributions were made for fiscal 1996, 1995 or 1994.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

18. SUBSEQUENT EVENTS

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

    The unaudited pro forma combined results of operations of the Company and Interglobe for the year ended July 31, 1996 are as follows (restated):

Revenue.......................................................  $107,492,000
Net loss......................................................  $(1,566,000)
Loss per share................................................  $      (.27)

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

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

18. SUBSEQUENT EVENTS (CONTINUED)
The closing of the Arcadia acquisition is conditioned upon the Company's acquisition of the BTS Companies, and is scheduled to occur in or about January 1997. Following the Arcadia acquisition, Arcadia will be merged with and into the BTS Companies.

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


Dated:  February 14, 1997


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

        Signatures                  Title                          Date
        ----------                  -----                          ----

                             Chairman of the Board,           February 14, 1997
-----------------------      Chief Executive Officer
Robert M. Rubin                     and Director


                             Executive Vice President         February 14, 1997
---------------------        and Director
C. Dean McLain


                                    Director                  February 14, 1997
----------------------
Lawrence E. Kaplan


                             Vice President-Finance           February 14, 1997
-----------------------      and Chief Financial
David M. Barnes              and Chief Accounting Officer



                             President of Interglobe          February 14, 1997
----------------------       Networks, Inc. and Director
Artour Baganov



                              Executive Vice President         February 14, 1997
-------------------                 and Director
Howard Katz


                             Vice President of                 February 14, 1997
-----------------------      Tech Star Communications, Inc.
Sergio Luciani               and Director

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 14, 1997
                                            AMERICAN UNITED GLOBAL, INC.



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

        Signatures                  Title                          Date
        ----------                  -----                          ----



 /S/ Robert M. Rubin         Chairman of the Board,           February 14, 1997
-----------------------      Chief Executive Officer
Robert M. Rubin                     and Director


 /S/ C. Dean McLain          Executive Vice President         February 14, 1997
---------------------        and Director
C. Dean McLain


/S/ Lawrence E. Kaplan              Director                  February 14, 1997
----------------------
Lawrence E. Kaplan


 /S/ David M. Barnes         Vice President-Finance           February 14, 1997
-----------------------      and Chief Financial
David M. Barnes              and Chief Accounting Officer



 /S/ Artour Baganov          President of Interglobe          February 14, 1997
----------------------       Networks, Inc. and Director
Artour Baganov



 /S/ Howard Katz             Executive Vice President         February 14, 1997
-------------------                 and Director
Howard Katz



 /S/ SERGIO LUCIANI          Vice President of                 February 14, 1997
-----------------------      Tech Star Communications, Inc.
Sergio Luciani               and Director

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

               SCHEDULE VIII- VALUATION AND QUALIFYING ACCOUNTS

                FOR THE THREE YEARS ENDED JULY 31, 1996 (000'S)

                                                               BALANCE AT      CHARGED AT    CHARGED TO                  BALANCE
                                                              BEGINNING OF      COSTS AND       OTHER                    AT END
DESCRIPTION                                                      PERIOD         EXPENSES      ACCOUNTS    DEDUCTIONS    OF PERIOD
-----------------------------------------------------------  ---------------  -------------  -----------  -----------  -----------
Accounts receivable reserve:
    1996...................................................     $     370       $     353     $  --        $     (71)   $     652
    1995...................................................           233             215        --              (78)         370
    1994...................................................            74             165        --               (6)         233

Inventory reserve:
    1996...................................................           449             470        --               (5)         914
    1995...................................................           439              50        --              (40)         449
    1994...................................................           500             --         --              (61)         439