Form 10-Q/A
period 1996-10-31
AMERICAN UNITED GLOBAL INC
filed 1997-02-14
CIK 859792

                                      FORM 10-Q/A


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

                             AMERICAN UNITED GLOBAL, INC.
ITEM 1.                            AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                        ASSETS

                                                   October 31,     July 31,
                                                      1996            1996
                                                   -----------      ---------
                                                   [Unaudited]
                                                    Restated
                                                    (Note 2)


CURRENT ASSETS:
---------------

  Cash and cash equivalents                     $ 16,281,000   $ 17,086,000
  Marketable securities                            6,637,000      6,268,000
  Trade accounts receivable (less allowance
  for doubtful accounts of $676,000 and
  $652,000 respectively)                          10,907,000      6,628,000
  Other receivables                                  404,000        116,000
  Note receivable from shareholder                 1,200,000        838,000
  Inventories                                     64,443,000     65,697,000
  Prepaid expenses                                   541,000        360,000
  Deferred tax asset                               1,528,000      1,528,000
                                                ------------   ------------

     TOTAL CURRENT ASSETS                        101,941,000     98,521,000
     --------------------

  Note receivable                                  3,274,000      3,198,000
  Property and equipment, net                      8,908,000      8,878,000
  Intangibles and other assets                     9,261,000      6,628,000
  Deferred tax asset                               1,830,000      1,830,000
                                                ------------   ------------

     TOTAL ASSETS                               $125,214,000   $119,055,000
                                                ------------   ------------
                                                ------------   ------------








             See accompanying notes to consolidated financial statements.

                             AMERICAN UNITED GLOBAL, INC.
                                   AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)


                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

                                                    October 31,      July 31,
                                                        1996           1996
                                                    -----------     ---------
                                                    [Unaudited]
                                                     Restated
                                                     (Note 2)

CURRENT LIABILITIES:
--------------------

  Borrowings under floor financing lines           $55,138,000    $54,364,000
  Short-term borrowings                              8,460,000      4,660,000
  Accounts Payable                                   4,577,000      4,252,000
  Accrued liabilities                                4,477,000      5,387,000
  Deferred revenue                                     234,000           -
  Income taxes payable                               4,729,000      5,253,000
  Current portion of capital lease obligations       1,146,000      1,119,000
                                                  ------------   ------------

     TOTAL CURRENT LIABILITIES                      78,761,000     75,035,000
     -------------------------

Long-term borrowings                                 2,968,000      2,968,000
Capital lease obligations, net of current portion    2,288,000      2,083,000
Purchased business obligations                         452,000      6,929,000
Minority interest                                    9,683,000      9,459,000
                                                  ------------   ------------

     TOTAL LIABILITIES                              94,152,000     96,474,000
     -----------------

Commitments and contingencies (Note 6)


SHAREHOLDERS' EQUITY:
---------------------

Preferred stock, 12.5% cumulative, $1.00 per share
 liquidation value, $.01 par value, 1,200,000
 shares authorized; none issued and outstanding;           -              -
 Series B preferred stock, 1,500,000 shares
 authorized; 976,539 shares of Series B-1
 convertible preferred stock, convertible to
 common, $3.50 per share liquidation value, $.01
 par value, issued and outstanding                     10,000             -
Common stock, $.01 par value; 20,000,000 shares
 authorized; 7,166,382 and 6,266,382 issued and
 outstanding, respectively                              72,000         63,000
Additional contributed capital                      30,267,000     20,654,000
Deferred compensation                            (     753,000) (     793,000)
Retained earnings                                    1,466,000      2,657,000
                                                  ------------   ------------

     TOTAL SHAREHOLDERS' EQUITY                     31,062,000     22,581,000
     --------------------------                   ------------   ------------

     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $125,214,000   $119,055,000
     ----------------------------------------     ------------   ------------
                                                  ------------   ------------



             See accompanying notes to consolidated financial statements.

                             AMERICAN UNITED GLOBAL, INC.
                                   AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)


                                                        Three Months Ended
                                                             October 31,
                                                       1996            1995
                                                     --------        --------
                                                     Restated
                                                     (Note 2)

Net Sales                                          $31,879,000   $23,153,000
Cost of goods sold                                  27,637,000    20,449,000
                                                   -----------   -----------

     GROSS PROFIT                                    4,242,000     2,704,000

Selling, general and administrative expenses         4,227,000     1,820,000
Research and development expenses                      945,000          -
                                                   -----------   -----------

     OPERATING (LOSS) INCOME                      (    930,000)      884,000

OTHER (INCOME) EXPENSE
  Other income                                            -     (     98,000)
  Interest expense, net                                413,000       240,000
                                                   -----------   -----------

(Loss) Income from continuing operations before
  income taxes and minority interest              (  1,343,000)      742,000

Provision (credit) for income taxes               (    376,000)      320,000
Minority interest in net earnings of
  consolidated subsidiary                              224,000       226,000
                                                   -----------   -----------

(Loss) Income from continuing operations          (  1,191,000)      196,000

Discontinued Operations - Income from operations
 of subsidiaries sold (less applicable income
 taxes of $315,000)                                       -          529,000
                                                   -----------   -----------

Net (loss) income                                 ($ 1,191,000)  $   725,000
                                                   -----------   -----------
                                                   -----------   -----------

(Loss) Earnings per common and common
 equivalent shares:
  Continuing operations                                 ($ .18)        $ .03
  Discontinued operations                                  -             .09
                                                         -----         -----
  Net (loss) income                                     ($ .18)        $ .12
                                                         -----         -----
                                                         -----         -----

Weighted average number of shares                    6,746,000     5,901,000
                                                     ---------     ---------
                                                     ---------     ---------




            See accompanying notes to consolidated financial statements.

                                         AMERICAN UNITED GLOBAL, INC.
                                               AND SUBSIDIARIES


            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Restated-Note 2)
                                      (UNAUDITED)


                               Preferred Stock         Common Stock
                             --------------------  --------------------
                                                                          Additional                                   Total
                              Number of             Number of             Contributed     Deferred     Retained     Shareholders'
                               shares    Amount      shares      Amount    Capital      Compensation   Earnings        Equity
                             --------   --------   ----------   -------   ----------    ------------  ----------   -------------

Balance at July 31, 1996            -         -    6,267,000    $63,000   $20,654,000   ($793,000)    $2,657,000   $22,581,000

Net loss                            -         -            -          -             -           -    ( 1,191,000)  ( 1,191,000)

Amortization of deferred
  Compensation                      -         -            -          -             -      40,000              -        40,000

Exercise of stock options           -         -            -          -       379,000           -              -       379,000

Issuance of Preferred
  Stock                       977,000   $10,000            -           -    6,217,000           -              -     6,227,000

Issuance of common shares           -         -      900,000       9,000    3,017,000           -              -     3,026,000
                            ---------   -------  -----------    --------   ----------- -----------   -----------   -----------

Balance at October 31,
  1996                        977,000   $10,000    7,167,000     $72,000  $30,267,000    $(753,000)   $1,466,000   $31,062,000
                            ---------   -------  -----------    --------   ----------- -----------   -----------   -----------
                            ---------   -------  -----------    --------   ----------- -----------   -----------   -----------



                    See accompanying notes to consolidated financial statements.

                                         AMERICAN UNITED GLOBAL, INC.
                                               AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (UNAUDITED)


                                                                       Three Months Ended
                                                                          October 31,
                                                                     1996             1995
                                                                   --------         --------
                                                                   Restated
                                                                   (Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net (loss) income                                            ($ 1,191,000)     $   725,000
  Adjustment to reconcile net (loss) income
     to net cash provided by operating
     activities:
     Discontinued operations                                           -            (598,000)
     Depreciation and amortization                                  781,000          200,000
     Amortization of deferred compensation                           40,000                -
     Loss on sale of fixed assets                                      -         (     1,000)
     Stock in lieu of compensation                                     -              15,000
     Income applicable to minority interest                         224,000          226,000
     Change in assets and liabilities, net of
     effects of acquisition & dispositions:
     Accounts receivable                                       (  4,037,000)         658,000
     Other receivables                                         (    288,000)       1,102,000
     Inventories                                                  1,254,000      ( 4,158,000)
     Inventory floor plan financing                                 774,000        3,615,000
     Prepaid expenses                                          (    274,000)     (    38,000)
     Note receivable                                           (     76,000)            -
     Accounts payable                                               191,000          175,000
     Other accrued liabilities                                 (    910,000)     (   430,000)
     Income taxes payable                                      (    524,000)          98,000
     Deferred revenue                                               234,000             -
     Other assets                                              (     39,000)           5,000
                                                                -----------       ----------
        NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES       (  3,841,000)       1,594,000
        ------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Purchases of property and equipment                          (    228,000)     (    86,000)
  Acquisition of businesses, net of cash acquired              (    123,000)            -
  Proceeds from sale of fixed assets                                   -               1,000
  Purchase of marketable securities                            (    369,000)            -
                                                                -----------       ----------
         NET CASH USED BY INVESTING ACTIVITIES                 (    720,000)     (    85,000)
         -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Principal payments on capital lease                          (     61,000)     (    14,000)
  Short term borrowings                                           3,800,000      ( 2,466,000)
  Note receivable from shareholder                             (    362,000)          19,000
  Exercise of stock options and warrants                            379,000           90,000
                                                                -----------       ----------
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         3,756,000      ( 2,371,000)
         ------------------------------------------------       -----------       ----------

Net decrease in cash and cash equivalents                      (    805,000)     ( 862,000)

Cash and cash equivalents at beginning of period                 17,086,000        4,144,000
                                                                -----------       ----------

Cash and cash equivalents at end of period                      $16,281,000       $3,282,000
                                                                -----------       ----------

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

NOTE 2 - RESTATEMENT

    The accompanying consolidated financial information as of and for the three months ended October 31, 1996 has been restated to reflect the acquisition of ConnectSoft, Inc. by the Company as of July 31, 1996. The effects of this restatement on the consolidated financial statements are summarized below:

                                                            AS OF AND FOR THE THREE
                                                                  MONTHS ENDED
                                                                OCTOBER 31, 1996
                                                          ----------------------------
                                                          AS PREVIOUSLY
                                                             REPORTED      AS RESTATED
                                                          -------------  -------------
CONSOLIDATED BALANCE SHEET
Intangibles and other assets............................  $   7,300,000  $   9,261,000
Deferred tax asset, noncurrent..........................                     1,830,000
Income taxes payable....................................      4,822,000      4,729,000
Purchased business obligations..........................      4,314,000        452,000
Preferred Stock.........................................                        10,000
Additional contributed capital..........................     24,050,000     30,267,000
Deferred Compensation...................................       (293,000)      (753,000)
Accumulated (deficit) earnings..........................       (513,000)     1,466,000

CONSOLIDATED STATEMENT OF OPERATIONS
Selling, general and administrative expense.............      3,999,000      4,227,000
Research and development expenses.......................      1,045,000        945,000
Benefit for income taxes................................       (134,000)      (376,000)
Net loss................................................     (1,305,000)    (1,191,000)
Net loss per share......................................           (.19)          (.18)

NOTE 3 - STATEMENT OF CASH FLOWS

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

     2. In September 1996, the Company acquired Interglobe by issuing shares of its common stock valued at $2,775,000, cash of $400,000 and incurring $40,000 in acquisition costs.

NOTE 4 - INVENTORIES

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

NOTE 5 - ACQUISITIONS

Effective September 20, 1996, the Company acquired all of the outstanding stock of Interglobe Networks, Inc. ("Interglobe"), a private company providing engineering, design and consulting services for users and providers of telecommunications facilities on the Internet and other media. The shareholders of Interglobe exchanged their shares for $400,000 and 800,000 unregistered shares of the Company's common stock. The acquisition was accounted for by the purchase method. Accordingly, the results of operations of Interglobe have been included with the results of operations of the Company for periods subsequent to the date of acquisition. The Company has preliminarily recorded this acquisition as described below and will finalize its purchase accounting during fiscal 1997.

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

NOTE 6 - CONTINGENCIES

Except for ordinary, routine proceedings incidental to its businesses, there are no pending legal proceedings to which the Company or any of its property is subject. In the opinion of management, the outcome of these legal proceedings will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company and its subsidiaries.


NOTE 7 - SUBSEQUENT EVENTS

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

NOTE 8 - SUBSIDIARY PREFERRED STOCK

Western has been authorized to issue 10,000,000 shares of "blank check" preferred stock, with respect to which all the conditions and privileges thereof can be determined solely by action of such subsidiary's Board of Directors without further action of its stockholders. As at October 31, 1996 none were issued and outstanding.

NOTE 9 - ADVERTISING EXPENSE

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

The consolidated financial information for the quarter ended October 31, 1996 has been restated to reflect the acquisition of ConnectSoft, Inc. as if it had occurred on July 31, 1996, as it has been determined that effective control was not transferred under a written agreement until that date. Previously, this acquisition was accounted for as of May 1, 1996 based on the fact that the Company had assumed operational and financial control on that date. Additionally, the determination of the purchase price and the allocation of the purchase price to the assets acquired were based on an independent appraisal obtained by the Company as of July 31, 1996 which has been updated based on new information that has been obtained regarding the fair value of assets acquired and Company equity securities issued as consideration.

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


RESULTS OF OPERATIONS

THE THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1995.


Western's revenues for the three month period ended October 31, 1996 increased $8,060,000 or approximately 35% over the three month period ended October 31, 1995, due mainly to the contribution of the Sacramento and Stockton, California and Elko, Nevada stores which accounted for $6,008,000 of this increase in sales. Same store revenues increased $2,052,000 or 8.9% for the three month period ended October 31, 1996, as compared to the prior year period. The increase in same store revenues resulted from higher sales across all departments. ConnectSoft, Interglobe Networks, Inc. and eXodus Technologies (The "Technology Group") reported revenue of $666,000 during the three months ended October 31, 1996.

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

Selling, general and administrative expenses totaled $4,227,000 or 13.3% of sales for fiscal 1996 compared to $1,820,000 or 7.9% of sales for fiscal 1995. The increase in selling, general and administrative expenses of $2,407,000 is attributable to an increase at Western of $532,000 incurred to support the increase in sales as well as the opening of new outlets. The $1,875,000 balance of the increase is attributable to the acquired Technology Group.

During the three month period ended October 31, 1996 the Technology Group continued development activities related to its NTerprise software product and to a lesser extent its e-mail software products for the retail and OEM market. Research and development expense for the three months ended October 31, 1996 amounted to $945,000.

Net interest expense for the three months ended October 31, 1996 of $413,000 was up significantly from the $240,000 in the prior year comparative period. This increase is the result of a build up in inventory levels to support Western's higher equipment sales level including a significant investment in equipment dedicated to the rental fleet. In addition, Western also experienced an imbalance in its equipment inventory mix when the paper pulp market in the Pacific Northwest, which utilizes Western's log loaders, experienced a tightening this past year.

The effective tax rate for the three months ended October 31, 1996 of 28% was less than the prior year provision rate at 38%. In the current period, state income taxes attributable to the profitable distribution business have offset the federal tax benefit of the technology group losses. In the prior year state taxes were attributable to all operations. The effective tax rate will not vary significantly from statutory rates for the foreseeable future.

Although Western's sales increased, the increase in Western's operating and interest expenses offset Western's sales increase such that Western's net income for the quarter ended October 31, 1996 was approximately the same as the prior year.


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

In order to take advantage of a 4% cash discount offered by Case to provide financing beyond the term of applicable manufacturer provided floor plan financing or as alternatives to manufacturer provided floor plan financing arrangements, Western has entered into a separate secured floor planning line of credit with SeaFirst Bank. The SeaFirst line of credit was entered into in June 1994 and provides a $17,500,000 line of credit which can be used to finance new and used equipment or equipment to be held for rental purposes. On October 31, 1996, approximately $16,204,000 was outstanding under such line of credit, the principal of which bears interest at .25% over the bank's prime rate and is subject to annual review and renewal on June 1, 1997.

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

Effective July 31, 1996 the Company acquired ConnectSoft, Inc., a business involved with providing software products and services. ConnectSoft had three products for e-mail user, in production for the retail and OEM marketplace and eXodus in late August 1996 had begun marketing its connectivity software protocol known as NTerprise Version 1.1 to businesses using UNIX workstations, X-Terminals and other X-Compatible devices. Fiscal 1997 revenues from the retail products appear to be slower then expected. Sales of NTerprise to businesses typically involved extensive evaluation by customers. The Company is in the process of demonstrating its NTerprise solution to a number of potential end-users and distributors, including Motorola. Although eXodus has received initial orders from several customers, no significant firm orders have been obtained. However, management believes that larger orders will be received during 1997.

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


February 14, 1997

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