Form 10-Q
period 1997-01-31
AMERICAN UNITED GLOBAL INC
filed 1997-03-24
CIK 859792

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For Quarter Ended January 31, 1997
                         Commission File Number 0-19404

                          AMERICAN UNITED GLOBAL, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                           95-4359228
                  --------                           ----------
     (State or other jurisdiction of         (I.R.S. Employer I.D. Number)
      incorporation or organization)

         11130 N.E. 33rd Pl., Suite 250
              Bellevue, Washington                      98004
         ------------------------------                 -----
     (Address of principal executive offices)          Zip Code

                    Registrant's telephone no.: 206-803-5400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirement for the past 90 days.

                        YES  |X|               NO  |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

             Title of Class                          Number of Shares
              Common Stock                              Outstanding
        (par value $.01 per share)                       7,841,128

                          AMERICAN UNITED GLOBAL, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                               Page Number

  Item 1.  Financial Statements

   Consolidated Balance Sheets
     January 31, 1997 (Unaudited) and July 31, 1996...............   1-2

   Consolidated Statements of Operations
     Three months ended January 31, 1997
     and January 31, 1996 (Unaudited).............................   3

   Consolidated Statements of Operations
     Six months ended January 31, 1997
     and January 31, 1996 (Unaudited).............................   4

   Consolidated Statement of Shareholders'
     Equity (Unaudited)...........................................   5

   Consolidated Statements of Cash Flows
     Six months ended January 31, 1997
     and January 31, 1996 (Unaudited).............................   6

   Notes to Consolidated Financial Statements.....................  7-13

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.......... 14-19

PART II.    OTHER INFORMATION

  Item 1.  Legal Proceedings......................................   N/A

  Item 2.  Changes In Securities..................................   N/A

  Item 3.  Defaults Upon Senior Securities........................   N/A

  Item 4.  Submission Of Matters To A Vote Of Security
           Holders................................................   N/A

  Item 5.  Other Information......................................   N/A

  Item 6.  Exhibits and Reports on Form 8-K.......................   20

ITEM 1.                    AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     January 31,      July 31,
                                                        1997            1996
                                                     -----------      --------
                                                     [Unaudited]
Current Assets:

  Cash and cash equivalents                         $ 15,187,000   $ 17,086,000
  Marketable securities                                6,637,000      6,268,000
  Trade accounts receivable (less allowance
  for doubtful accounts of $680,000 and
  $652,000 respectively)                              10,790,000      6,628,000
  Note receivable from shareholder                     1,200,000        838,000
  Inventories                                         62,372,000     65,697,000
  Prepaid expenses and other receivables                 709,000        476,000
  Deferred tax asset                                   1,215,000      1,528,000
                                                    ------------   ------------

            Total Current Assets                      98,110,000     98,521,000

  Note receivable                                      3,351,000      3,198,000
  Property and equipment, net                          9,274,000      8,878,000
  Intangibles and other assets                        13,973,000      6,628,000
  Deferred tax asset                                   1,830,000      1,830,000
                                                    ------------   ------------

            Total Assets                            $126,538,000   $119,055,000
                                                    ============   ============

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                              January 31,      July 31,
                                                                 1997            1996
                                                              -----------      --------
                                                              [Unaudited]
Current liabilities:
  Borrowings under floor financing lines                     $ 44,853,000   $ 54,364,000
  Short-term borrowings                                         7,933,000      4,660,000
  Current portion of capital lease obligations                  1,166,000      1,119,000
  Accounts payable                                              5,598,000      4,252,000
  Accrued liabilities                                           5,753,000      5,387,000
  Income taxes payable                                          3,040,000      5,253,000
                                                             ------------   ------------

            Total Current Liabilities                          68,343,000     75,035,000

Long term borrowings                                            3,568,000      2,968,000
Capital lease obligations, net of current portion               2,241,000      2,083,000
Purchased business obligations                                    452,000      6,929,000
Minority Interest                                               9,828,000      9,459,000
                                                             ------------   ------------

            Total Liabilities                                  84,432,000     96,474,000
                                                             ------------   ------------
Commitments and contingencies (Note 5)

Shareholders' equity:
Series A preferred stock, 12.5% cumulative, $1.00
 per share liquidation value, $.01 par value,
 1,200,000 shares authorized; none issued and
 outstanding                                                         -             -
Series B preferred stock, 1,500,000
 shares authorized; 976,539 shares of Series B-1
 convertible preferred stock, convertible to common,
 $3.50 per share liquidation value, $.01 par value,
 issued and outstanding                                            10,000           -
Preferred stock, Series B-2, 7% convertible preferred
 stock, convertible into common, $25.00 per share
 liquidation value, $.01 par value, 400,000 shares
 authorized, issued and outstanding                                 4,000           -
Common stock, $.01 par value; 20,000,000 shares
  authorized; 7,841,128 and 6,266,382 issued and
  outstanding, respectively                                        78,000         63,000
Additional contributed capital                                 43,736,000     20,654,000
Deferred compensation                                            (684,000)      (793,000)
Retained earnings (deficit)                                    (1,038,000)     2,657,000
                                                             ------------   ------------

            Total shareholders' equity                       $ 42,106,000     22,581,000
                                                             ------------   ------------

            Total Liabilities & Shareholders' Equity         $126,538,000   $119,055,000
                                                             ============   ============

          See accompanying notes to consolidated financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended
                                                                  January 31,
                                                              1997           1996
                                                          ------------   ------------
Net sales                                                 $ 36,254,000   $ 25,772,000
Cost of goods sold                                          31,750,000     23,044,000
                                                          ------------   ------------

     Gross profit                                            4,504,000      2,728,000

Selling, general and administrative expenses                 5,333,000      1,803,000
Research and development expenses                              622,000           --
Impairment of intangible assets                                930,000           --
                                                          ------------   ------------

     Operating (loss) income                                (2,381,000)       925,000

Other income (Expense)
  Other income                                                 160,000         77,000
  Interest expense (net)                                      (982,000)      (501,000)
                                                          ------------   ------------
(Loss) income from continuing operations before
  income taxes and minority interest                        (3,203,000)       501,000

Provision (benefit) for income taxes                        (1,106,000)       183,000
Minority interest in earnings of consolidated subsidiary       146,000        140,000
                                                          ------------   ------------

(Loss) income from continuing operations                    (2,243,000)       178,000

Discontinued Operations - Gain on Sale of wholly owned
 subsidiaries (less applicable income taxes of
$5,025,000)                                                       --        7,539,000

Discontinued Operations - Loss from operations of
 subsidiaries sold (less applicable income taxes
 of $146,000)                                                     --         (175,000)
                                                          ------------   ------------

Net (loss) income                                           (2,243,000)     7,542,000

Dividends on preferred stock                                  (261,000)          --
                                                          ------------   ------------

Net (loss) income available for common shareholders       ($ 2,504,000)  $  7,542,000
                                                          ============   ============

(Loss) Earnings per common and common equivalent share:
  Continuing operations                                   ($       .33)  $        .03
  Discontinued operations                                         --             1.29
                                                          ------------   ------------

  Net (loss) income                                       ($       .33)  $       1.32
                                                          ============   ============

Weighted average number of shares                            7,599,000      5,690,000
                                                          ============   ============

          See accompanying notes to consolidated financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Six Months Ended
                                                                  January 31,
                                                              1997           1996
                                                          ------------   ------------
Net sales                                                 $ 68,133,000   $ 48,925,000
Cost of goods sold                                          59,387,000     43,493,000
                                                          ------------   ------------

     Gross profit                                            8,746,000      5,432,000

Selling, general and administrative expenses                 9,560,000      3,522,000
Research and development expenses                            1,567,000           --
Impairment of intangible assets                                930,000           --
                                                          ------------   ------------

     Operating (loss) income                                (3,311,000)     1,910,000

Other income (expense)
  Other income (expense)                                       340,000        175,000
  Interest expense (net)                                    (1,575,000)      (741,000)
                                                          ------------   ------------
(Loss) income from continuing operations before
  income taxes and minority interest                        (4,546,000)     1,344,000

Provision (benefit) for income taxes                        (1,482,000)       503,000
Minority interest in earnings of consolidated subsidiary       370,000        366,000
                                                          ------------   ------------

(Loss) income from continuing operations                    (3,434,000)       475,000

Discontinued Operations - Gain on Sale of wholly owned
 subsidiaries (less applicable income taxes of
$5,025,000)                                                       --        7,539,000

Discontinued Operations - Income from operations
 of subsidiaries sold (less applicable income
 taxes of $169,000)                                               --          254,000
                                                          ------------   ------------

Net (loss) income                                           (3,434,000)     8,268,000

Dividends on preferred stock                                  (261,000)          --
                                                          ------------   ------------

Net (loss) income available for common shareholders       ($ 3,695,000)  $  8,268,000
                                                          ============   ============

(Loss) Earnings per common and common equivalent share:
  Continuing operations                                   ($       .52)  $        .08
  Discontinued operations                                         --             1.37
                                                          ------------   ------------

  Net (loss) income                                       ($       .52)  $       1.45
                                                          ============   ============

Weighted average number of shares                            7,172,000      5,689,000
                                                          ============   ============

          See accompanying notes to consolidated financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                     Preferred Stock      Common Stock
                     ---------------      ------------     Additional                                  Total
                   Number of           Number of           Contributed     Deferred     Retained    Shareholders'
                    Shares    Amount    Shares    Amount     Capital     Compensation   Earnings       Equity
                   ---------  -------  ---------  -------  -----------     ---------   -----------   ------------
Balance at
 July 31, 1996          --    $  --    6,267,000  $63,000  $20,654,000     ($793,000)  $ 2,657,000   $ 22,581,000

Net loss                --       --         --       --           --            --      (3,434,000)    (3,434,000)

Dividend on
 preferred stock        --       --         --       --        217,000          --        (261,000)       (44,000)

Issuance of
 common shares          --       --    1,453,000   14,000    6,997,000          --            --        7,011,000

Issuance of
 preferred stock   1,377,000   14,000       --       --     15,113,000          --            --       15,127,000

Amortization
 of deferred
 compensation           --       --         --       --           --         109,000          --          109,000

Exercise of
 stock options          --       --      121,000    1,000      423,000          --            --          424,000

Stock options
 issued for
 services               --       --         --       --        190,000          --            --          190,000

Warrants issued
 in connection
 with acquisition       --       --         --       --        142,000          --            --          142,000
                   ---------  -------  ---------  -------  -----------     ---------   -----------   ------------

Balance at
 January 31, 1997  1,377,000  $14,000  7,841,000  $78,000  $43,736,000     ($684,000) ($ 1,038,000)  $ 42,106,000
                   =========  =======  =========  =======  ===========     =========   ===========   ============

          See accompanying notes to consolidated financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Six Months Ended
                                                                                 January 31,
                                                                             1997           1996
                                                                         ------------   ------------
Cash Flows From Operating Activities:
  Net (loss) income                                                      ($ 3,695,000)  $  8,268,000
  Adjustment to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                           1,210,000        373,000
     Amortization                                                             542,000         32,000
     Income applicable to minority interest                                   370,000        366,000
     Impairment of intangible asset                                           930,000           --
     Amortization of deferred compensation                                    109,000           --
     Discontinued operations                                                     --       (7,793,000)
     Loss on sale of fixed assets                                                --           (1,000)
     Stock options issued for services and compensation                       190,000         15,000
     Changes in assets and liabilities, net of effects
     of acquisitions dispositions:
     Accounts receivable                                                   (2,752,000)     2,318,000
     Note receivable from shareholder                                        (362,000)          --
     Inventories                                                            3,325,000     (3,790,000)
     Inventory floor plan financing                                        (9,511,000)     3,583,000
     Prepaid expenses                                                        (226,000)       (60,000)
     Notes receivable                                                        (153,000)          --
     Accounts payable                                                         941,000     (1,257,000)
     Other accrued liabilities                                                 19,000)        43,000
     Income taxes payable                                                  (2,213,000)      (324,000)
     Increase in intangibles and other assets                                (598,000)         5,000
                                                                         ------------   ------------
        Net Cash (Used) Provided by Operating Activities                  (11,874,000)     1,778,000
                                                                         ------------   ------------
Cash Flows From Investing Activities:
  Purchases of property and equipment                                      (1,449,000)      (316,000)
  Acquisition of businesses, net of cash acquired                          (1,171,000)          --
  Proceeds from sale of fixed assets                                             --        2,078,000
  Proceeds from sale of wholly owned subsidiaries                                --       19,493,000
  Purchase of marketable securities                                          (369,000)    (3,994,000)
                                                                         ------------   ------------
         Net Cash (Used) Provided by Investing Activities                  (2,989,000)    17,261,000
                                                                         ------------   ------------
Cash Flows From Financing Activities:
  Long-term borrowings, net                                                   515,000           --
  Capital lease obligations, net                                              179,000        (34,000)
  Short-term borrowings, net                                                2,623,000     (4,599,000)
  Issuance of common stock                                                    224,000           --
  Exercise of stock options                                                   423,000         90,000
  Proceeds from private placement                                           9,000,000           --
                                                                         ------------   ------------
         Net Cash Provided (Used) by Financing Activities                  12,964,000     (4,543,000)
                                                                         ------------   ------------

Net (decrease) increase in cash and cash equivalents                       (1,899,000)    14,496,000

Cash and cash equivalents at beginning of period                           17,086,000      4,488,000
                                                                         ------------   ------------

Cash and cash equivalents at end of period                               $ 15,187,000   $ 18,984,000
                                                                         ============   ============

          See accompanying notes to consolidated financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements for the preceding year included in the annual report on Form 10-K for the year ended July 31, 1996 filed with the Securities and Exchange Commission. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's financial statements included in the annual report on Form 10-K for the year ended July 31, 1996.

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share of the equity of Western Power and Equipment Corp. ("Western") which was 43% at January 31, 1997. There is also a 20% minority interest held in eXodus Technologies, Inc. ("eXodus") but no minority interest is presented due to accumulated losses.

NOTE 2 - STATEMENT OF CASH FLOWS

Supplemental disclosure of cash paid during the periods:

                                  Six Months Ended
                                     January 31,
                                 1997         1996
                              ----------  ----------

 Interest paid                $2,243,000  $  997,000
 Income taxes paid            $  703,000  $1,327,000

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                    January 31,    July 31,
                                                       1997          1996
                                                    -----------   -----------

       Parts                                        $ 7,037,000   $ 6,320,000
       Equipment new and used                        55,335,000    59,377,000
                                                    -----------   -----------
                                                    $62,372,000   $65,697,000
                                                    ===========   ===========

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

A summary of assets acquired, liabilities assumed and purchase price paid is as follows:

                 Cash paid                          $  400,000
                 Value of common stock               3,445,000
                 Costs of acquisition                   40,000
                 Liabilities assumed                   134,000
                                                    ----------

                 COST OF ASSETS ACQUIRED            $4,019,000
                                                    ==========

The preliminary allocation of the cost of the assets acquired to each of InterGlobe's assets and liabilities at the date of the acquisition, as determined in accordance with the purchase method of accounting, is presented in the table below:

                 Cash                                      $   277,000
                 Accounts receivable                           242,000
                 Prepaid and other current assets                7,000
                 Intangible assets                           3,413,000
                 Property and equipment                         80,000
                 Accounts payable and accrued liabilities     (134,000)
                                                           -----------

                 NET ASSETS ACQUIRED                       $ 3,885,000
                                                           ===========

The intangible assets acquired are being amortized using the straight-line method over 10 years.

Additionally, options were granted to certain employees to purchase up to an additional 800,000 shares of the Company's common stock upon the achievement of certain Pre-tax Income Goals (as defined) as part of their employment agreements. Pro forma financial information has not been provided relating to the acquisition of InterGlobe because the effect is immaterial.

On November 8, 1996, a newly formed, wholly owned subsidiary of the Company, Seattle OnLine Acquisition Corp. ("SOL") acquired the assets of Seattle OnLine, Inc. (the "Seller"), a privately held company engaged in providing a local internet service in the Pacific Northwest. The purchase agreement states that SOL was to provide $300,000 cash and up to 25,000 shares of the Company's common stock for the settlement of the liabilities of the Seller. The Seller was unable to deliver to SOL the payoff, release and settlement letters pertaining to its debts at the date of the closing, therefore SOL was not required to deliver the shares and the cash at closing.

The assets of the Seller were exchanged for $147,000 in cash, 16,000 shares of the Company's common stock, warrants for the purchase of 28,333 shares of stock at an exercise price of $6.00 per share effective November 5, 1999, and the assumption of certain liabilities. The acquisition was accounted for by the purchase method. Accordingly, the results of operations of SOL have been included with the results of operations of the Company for periods subsequent to the date of acquisition.

A summary of assets acquired, liabilities assumed and purchase price paid is as follows:

          Cash paid                                           $147,000
          Value of common stock                                101,000
          Value of warrants issued                             142,000
          Liabilities assumed                                  368,000
                                                              --------
          COST OF NET ASSETS ACQUIRED                         $758,000
                                                              ========

The preliminary allocation of the purchase price of each of SOL's assets and liabilities at the date of the acquisition, as determined in accordance with the purchase method of accounting, is presented in the table below:

          Accounts receivable                               $  18,000
          Property and equipment                               27,000
          Other assets                                         19,000
          Intangible assets                                   694,000
          Accounts payable and accrued liabilities           (318,000)
          Note payable                                        (50,000)
                                                            ---------
          NET ASSETS ACQUIRED                               $ 390,000
                                                            =========

Intangible assets are being amortized using the straight-line method over 10 years.

Additionally, warrants were granted to the principal stockholder of Seattle OnLine, Inc. to purchase up to an additional 305,000 shares of the Company's common stock in connection with employment agreements. The options vest and become exercisable upon the achievement of certain Pre-Tax Income Goals (as defined) pursuant to an employment agreement. Pro forma financial information has not been provided relating to the acquisition of SOL because the effect is immaterial.

Effective December 11, 1996 the Company acquired all of the outstanding stock of Broadcast Tower Sites, Inc. ("BTS"), a private company providing site acquisition, zoning, architectural, engineering and consulting services to the wireless communications industry. The shareholders of BTS exchanged their shares for $780,000 in cash, 507,246 unregistered shares of the Company's common stock and three promissory notes aggregating $600,000, bearing interest at the Citibank, N.A. prime rate (currently 8.25%) and payable in installments of $100,000, $200,000 and $300,000 on each of November 30, 1997, 1998 and 1999, respectively.

The acquisition was accounted for by the purchase method. Accordingly, the results of operations of BTS have been included with the results of operations of the Company for periods subsequent to the date of acquisition.

Subsequent to acquisition, the Company changed the name of BTS to TechStar Communications, Inc. ("TechStar").

A summary of assets acquired, liabilities assumed and price paid is as follows:

          Cash Paid                                         $  780,000
          Value of Common Stock                              2,891,000
          Promissory Notes Given                               600,000
          Costs of Acquisition                                 155,000
          Liabilities Assumed                                  941,000
                                                            ----------
          COST OF ASSETS ACQUIRED                           $5,367,000
                                                            ==========

The preliminary allocation of purchase price to each of TechStar's assets and liabilities at the date of acquisition, as determined in accordance with the purchase method of accounting is presented in the table below:

          Cash                                            $    74,000
          Accounts Receivable                               1,150,000
          Intangible Assets                                 4,079,000
          Property and equipment                               50,000
          Other Assets                                         14,000
          Accounts Payable and Accrued liabilities           (941,000)
                                                          -----------
             NET ASSETS ACQUIRED                          $ 4,426,000
                                                          ===========

The intangible assets acquired are being amortized using the straight-line method over 10 years.

The former stockholders of BTS received four-year employment agreements with TechStar, pursuant to which such persons shall receive, in addition to their base salaries and annual bonuses based upon performance of TechStar, options exercisable over a five year period entitling the holder to purchase up to an additional 520,000 shares of Company Common Stock in the aggregate (the "BTS Options"). The BTS Options vest and become exercisable in the event that TechStar achieves Pre-Tax Income Goals (as defined) in the each of the four 12 month periods ending November 30, 2000. Alternatively, all 520,000 BTS Options shall vest if, at any time during the period commencing upon closing and terminating on November 30, 2000, the accumulated Pre-Tax Income of TechStar has equaled or exceeded $11,000,000. In the event that a change in control of the Company occurs, or the Company effects a sale of all or substantially all of the assets of TechStar prior to November 30, 2000, all of the BTS Options shall immediately vest upon such occurrence. In addition, the BTS acquisition agreement provides that if the Company effects a public offering of TechStar or a sale of TechStar prior to November 30, 2000, the former BTS stockholders may elect (but shall not be required) to exchange all Company securities received by them in the BTS acquisition (the "Exchange Option") for an aggregate of 25% of the common stock of TechStar then owned by the Company prior to such transaction.

In addition to the 520,000 BTS Options issued to the former BTS stockholders, the Company also agreed to issue an additional 120,000 Company common stock options, on identical terms as the BTS Options, to certain other key employees of BTS designated by the former BTS stockholders. Pro forma financial information has not been provided relating to the acquisition of BTS because the effect is immaterial.

On January 17, 1997, Western acquired the operating assets of Sahlberg Equipment, Inc. a four-store Pacific Northwest distributor of construction equipment, for $5,289,616. The purchase price consisted of $3,844,152 in equipment inventory, $796,914 in parts inventory, $625,326 in fixed assets, and $23,224 in work-in-process. The majority of the purchase was financed by the proceeds of two term loans from Case Credit Corporation carrying interest rates of prime plus one percent. The acquisition has been accounted for as a purchase. Pro forma financial information has not been provided relating to the acquisition of Sahlberg because the effect is immaterial.

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

NOTE 6 - SERIES B-1 CONVERTIBLE PREFERRED STOCK

976,539 shares of the Registrants Series B-1 convertible preferred stock were issued in September 1996 in connection with the fiscal 1996 acquisition of ConnectSoft, Inc. Such shares have a $3.50 per share liquidation value and are convertible into a minimum of 976,539 and a maximum of 2,929,617 shares of the Company's common stock pursuant to achieving certain performance goals and other criteria described in the merger agreement.

NOTE 7 - SERIES B-2 CONVERTIBLE PREFERRED STOCK

In January 1997 the registrant consummated a Private Placement pursuant to which 400,000 shares of Series B-2 convertible preferred stock were issued.

The Private Placement Preferred Shares are convertible into an aggregate of 1,165,501 shares of common stock, subject to adjustment, 34% on March 8, 1997; 33% on April 8, 1997 and 33% on May 8, 1997. The conversion period continues through January 8, 2000 and the conversion prices is equal to the LESSER of (i) the Closing Date Average Price of $8.58 per share, (ii) 105% of the Anniversary Average Price (which Anniversary Average Price shall be the Average Price (defined below) on the date immediately preceding the first anniversary of the Closing Date), but only if the Anniversary Average Price is less than the Closing Date Average Price, or (iii) 82.5% of the Conversion Date Average Price. For purposes of determining the Private Placement Preferred Shares conversion rate, the Average Price equals the average daily closing bid price of the Company's Common Stock as reported on Nasdaq or other national securities exchange for the ten (10) trading days immediately preceding the date of sale of such Private Placement Preferred Shares, the anniversary of such sale, or the conversion date, as the case may be. The Company has the right to limit the holders' right of conversion in certain circumstances prior to January 8, 2000 after which all of the Private Placement Preferred Shares not previously converted will be converted into Common Shares at the above formula price then in effect. The 1,165,501 Common Shares are based on approximately 105% of the Average Price at January 8, 1997, the closing date of the 1997 Private Placement, and are subject to increase to an indeterminable number of additional Commmon Shares based on the above formula. The discount conversion feature is accounted for as a dividend to the preferred shareholders on a pro-rata basis over the period beginning with the issuance of the preferred stock through May 1997, the date that all the Series B-2 preferred shares become convertible. As of March 20, 1997 no Private Placement Shares have been converted.

In addition, the Private Placement investors acquired warrants to purchase up to 350,000 shares of the Company's common stock at $8.58 per share and warrants to purchase up to 350,000 shares of eXodus common stock in the event of an initial public offering ("IPO") of eXodus at the IPO price.

NOTE 8 - SUBSIDIARY PREFERRED STOCK

Western has been authorized to issue 10,000,000 shares of "blank check" preferred stock, with respect to which all the conditions and privileges thereof can be determined solely by action of such subsidiary's Board of Directors without further action of its stockholders. As at January 31, 1997 none were issued and outstanding.

NOTE 9 - SUBSEQUENT EVENTS

Prologue

On February 14, 1997 the Company loaned $250,000 to Prologue Software. The loan bears interest at prime plus 1 and is due on April 30, 1997 or earlier under certain circumstances. Prologue is a French entity that provides the Company and its eXodus subsidiary with an OEM license which permits the Company and eXodus to offer NTERPRISE(TM) application remoting software with Prologue's Win-Times multi-user software in Microsoft Windows NT 3.51 version. Prologue's license with Microsoft expires March 31, 1997 and Prologue is currently negotiating with Microsoft to obtain both an extension of the 3.51 license as well as a new license for Microsoft Windows NT 4.0.

In addition, on March 18, 1997 the Company issued a warrant to Prologue allowing for the purchase of up to 20,000 shares of the Company's common stock at a purchase price of $3.20 per share. The warrant expires on March 18, 2002.

Registration Statement

On February 14, 1997 the Company filed a registration statement on Form S-1 covering 5,677,334 shares of common stock. Of the shares being registered, 1,180,000 are shares underlying the publicly traded warrants and certain underwriters warrants; 1,500,000 are shares previously issued in connection with recent acquisitions and 1,515,000 are shares underlying the convertible preferred stock and attached warrants issued pursuant to the January 1997 convertible preferred stock Private Placement.

Arcadia Acquisition

The Company has entered into an agreement to acquire 100% of the capital stock of Arcadia Consulting Services, Inc. ("Arcadia"), a company recently formed for the purpose of providing consulting services to clients in the wireless telecommunications industry. The Company paid $220,000 on January 10, 1997 as a deposit on execution of the Arcadia Agreement, and agreed to issue on closing of such acquisition an aggregate of 192,754 shares of Company Common Stock. The closing of the Arcadia acquisition is subject to certain conditions including the effectiveness of the Registration Statement mentioned above. Following the Arcadia acquisition, Arcadia will be merged with and into the Company.

NOTE 10 - OTHER INFORMATION

Pursuant to an Agreement, dated May 30, 1996 (the "ERD Agreement") between the Company and ERD Waste Corp. ("ERD"), the Company agreed to provide certain financial accommodation to ERD by making available a $4.4 million standby letter of credit expiring May 31, 1997 issued by Citibank, N.A. in favor of Chemical Bank (the "Letter of Credit") on behalf of ERD. Chemical Bank is the principal lender to ERD and its subsidiaries, and upon issuance of the Letter of Credit Chemical Bank made available $4.4 million of additional funding to ERD under ERD's existing lending facility. The funding was used to refinance certain outstanding indebtedness of Environmental Services of America, Inc. ("ENSA"), a wholly-owned subsidiary of ERD. Robert M. Rubin, the Chairman and Chief Executive Officer, and a principal stockholder of the Company is also the Chairman, Chief Executive Officer, a director and a principal stockholder of ERD, owning approximately 25.1% of the outstanding ERD Common Stock.

In consideration for making the Letter of Credit available, in addition to repayment by ERD of all amounts drawn under the Letter of Credit and the grant of a security interest in certain machinery and equipment of ENSA to secure such repayment, ERD agreed (i) to pay to the Company all of the Company's fees, costs and expenses payable to Citibank and others in connection with making the Letter of Credit available, as well as the amount of all interest paid by the Company on drawings under the Letter of Credit prior to their repayment by ERD.

In September 1996, a subsidiary of ERD which operated a waste facility in Nassau County, New York was cited by the New York Sate Department of Environmental Conservation ("DEC") for violating certain DEC regulations. Such waste facility had accounted for approximately 13% of ERD's consolidated revenues. The Company has been advised by ERD that under the terms of a Settlement Agreement reached with the State of New York in November 1996, all violations alleged by the DEC have been resolved in consideration for, among other things, ERD's agreement to voluntarily cease incineration operations at the waste facility on or before March 31, 1997. Such incineration operations have not ceased at this time.

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

Under the terms of an indemnity agreement, dated May 30, 1996, Robert M. Rubin agreed to indemnify the Company for all losses, if any, incurred by the Company as a result of issuance of the Letter of Credit for the benefit of ERD. In consideration of his negotiating the modification of the ERD agreement, on November 8, 1996, the Company's Board of Directors (Mr. Rubin abstaining) agreed to amend the indemnity agreement with Mr. Rubin to limit his contingent liability thereunder to the extent of 23% (Mr. Rubin's approximate percentage beneficial ownership in the outstanding Company Common Stock as of May 30, 1996) of all losses that the Company may incur in connection with its having provided the Letter of Credit financial accommodation on behalf of ERD. Mr. Rubin's reimbursement obligations are also subject to pro rata reduction to the extent of any repayments made directly by ERD or from proceeds received by the Company from the sale of ERD capital stock described above. To date, ERD has made all required bank payments on a timely basis.

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

Effective as of July 31, 1996, the Company acquired, through merger of an acquisition subsidiary of the Company in August 1996 (the "ConnectSoft Merger"), all of the outstanding capital stock of ConnectSoft, a private company located in Bellevue, Washington.

ConnectSoft historically focused on providing EMail and internet software products. ConnectSoft is now also engaged in developing a new intelligent integrated communications system which will be a modular, customizable solution for telecommunications companies, internet access providers and corporate intranets.

eXodus Technologies, Inc. ("eXodus"), previously a division of ConnectSoft, is now a separate company, 80% owned by the Company. eXodus provides a remote access connectivity software protocol (NTERPRISE(TM)) which allows users to run Microsoft Windows(TM) applications such as Word(TM), Excel(TM), and Power Point(TM) on existing UNIX workstations, X-Terminals and other X-Compatible devices. eXodus's Application Remoting Software is sold as a multi-user operating system in conjunction with Multi-user Software. eXodus is targeting users of UNIX workstations and X-Terminals as the primary market for its NTERPRISE(TM) product. Although its current version only supports the WINDOWS NT
3.51 operating system, the Company anticipates that a Microsoft authorized NTERPRISE(TM) version which will support WINDOWS NT 4.0 will be available in the near future. However, there is no assurance that this will be the case.

Effective September 20, 1996, the Company acquired InterGlobe Networks, Inc. InterGlobe provides engineering design and consulting services for users and providers of telecommunications facilities on the Internet and other media.

Effective November 8, 1996, the Company acquired the assets of Seattle OnLine, Inc. which provides a local Internet service in the Pacific
Northwest.

Effective December 11, 1996, the Company acquired Broadcast Tower Sites, Inc. ("BTS") pursuant to a merger transaction. BTS is engaged in providing site acquisition, zoning, architectural and engineering services, as well as consulting services to the wireless telecommunications industry.

As a result of the acquisitions of ConnectSoft, eXodus, InterGlobe, Seattle OnLine and BTS, the Company is now able to provide:

      a. a remote access connectivity software protocol which allows users to run Microsoft Windows(TM) applications, such as Word(TM), Excel(TM) and Power Point(TM), on existing UNIX workstations, X-Terminals and other X-Compatible devices;

      b. an electronic mail communications management software product, marketed as EMail Connection(R), and an e-mail product and Internet browser designed for children, marketed as E Mail for Kids(TM) and Kids Web(TM);

      c. engineering, design and consultation services to users and providers of telecommunications facilities on the Internet and other media;

      d.    local Internet telecommunication service in the Pacific Northwest;
            and

      e. site acquisition, zoning, architectural and engineering services to the wireless communications industry.

Results of Operations

The Three Months and Six Months ended January 31, 1997 compared to the Three Months and Six Months ended January 31, 1996.

Western's revenues for the three month period ended January 31, 1997 increased $9,216,000 or approximately 36% over the three month period ended January 31, 1996, due mainly to the contribution of the stores acquired or opened in the last year in Sacramento, Stockton and Redding, California and Elko, Nevada which accounted for $6,850,000 (74%) of this increase in sales. Same store revenues increased $2,032,000 or 8% for the three month period ended January 31, 1997, as compared to the prior year period. The increase in same store revenues resulted from higher sales across all departments. In the three month period ended January 31, 1997, Western's new equipment revenues increased $5,542,000, used equipment revenues increased $1,147,000, and parts revenues increased $1,893,000 over the quarter ended January 31, 1996. ConnectSoft, InterGlobe Networks, Inc., eXodus Technologies, Seattle OnLine Acquisition Corp. and TechStar Communications, Inc. (The "Technology Group") reported revenues of $1,266,000 during the three months ended January 31, 1997. Product sales by the technology business companies are expected to experience long sales cycles. It is anticipated that customers for the Exodus NTERPRISE(TM) product will perform extensive evaluation of the product prior to purchase and that the sales cycle for the NTERPRISE(TM) product could average six to nine months.

Western's revenues for the six month period ended January 31, 1997 increased $17,277,000 or approximately 35% over the six month period ended January 31, 1996. The increase was due primarily to the contribution of the stores acquired or opened in the last year, accounting for $12,858,000 (74%) of the increase in sales. Western's same store revenues increased $4,084,000 or 8% for the six month period ended January 31, 1997, as compared to the six month period ended

January 31, 1996. For the six month period ended January 31, 1997, Western's sales in all departments were up at least 30% compared to the same period in the prior year. The Technology Group reported revenue of $1,932,000 for the six month period ended January 31, 1997.

Western's gross profit margin of 10.3% for the three month period ended January 31, 1997 was down slightly from the prior year comparative period margin of 10.6%. The decrease in gross profit margins was the result of a slight decrease in higher margin service revenue as a percentage of sales and also the effect of absorbing the full costs of recent acquisitions while Western works to increase sales from the acquired facilities. For the six month period ended January 31, 1997, Western's gross margin was unchanged from the six month period ended January 31, 1996, at 11.1%. The Technology Group revenue yields a higher gross margin than Western although the impact for the three and six months ended January 31, 1997 was not material.

Selling, general and administrative ("SG&A") expenses were $5,333,000 (14.7% of sales) and $9,560,000 (14.0% of sales) for the three and six month period ended January 31, 1997, respectively, compared to $1,803,000 (7% of sales) and $3,522,000 (7.2% of sales) for the comparative prior year periods. The increase in SG&A expenses of $3,530,000 for the three months ended January 31, 1997 were attributable to an increase at Western of $581,000, an increase of $767,000 of corporate SG&A and included Technology Group SG&A expenses of $2,182,000 which had no comparable expense in 1996. The increase in SG&A expenses of $6,038,000 for the six months ended January 31, 1997 were attributable to an increase at Western of $1,113,000, and an increase of $1,556,000 of corporate SG&A and included Technology Group SG&A expenses of $3,369,000 which had no comparable expense in 1996.

During the three month and six month periods ended January 31, 1997, the Technology Group continued development activities related to its NTERPRISE(TM) software product and to a lesser extent its e-mail software products for retail and OEM markets, as well as a new ConnectSoft product involving intelligent integrated communications for telecommunication companies, Internet access providers and corporate intranets. Research and development expense for the three and six month periods ended January 31, 1997 were $622,000 and $1,567,000 respectively. Also during the three and six month periods ended January 31, 1997, the Technology Group provided for a one time write down of certain intangible assets resulting from the ConnectSoft acquisition. The write down consisted of $430,000 related to one of ConnectSoft's software products and $500,000 related to a non compete agreement with the prior CEO of ConnectSoft. It was determined that neither of these intangible assets had any remaining material value.

Interest expense for the three months ended January 31, 1997 of $982,000 was up significantly from the $501,000 in the prior year comparative period. This increase is the result of Western's build up in inventory levels to support the higher equipment sales level, including a significant investment in equipment dedicated to the rental fleet. Although higher than anticipated equipment sales in December and January resulted in an inventory reduction from the prior quarter, the effect of such reduction on interest expense will not be realized until the quarter ending April 30, 1997. Also contributing to this increase were borrowings to fund the operations of certain of the technology companies. Interest expense for the six month period ended January 31, 1997 was $1,575,000 compared to $741,000 for the six month period ended January 31, 1996, due to the increased inventory carried by Western and required funding of the operations of certain of the technology companies.

The effective tax rate for the three and six months ended January 31, 1997 was approximately 35% and 33% respectively, which is slightly lower than the 37% effective tax rate for the prior year comparative periods. This decrease is a result of the absence of state income taxes due to the sale of the California operations in January 1996. The Company anticipates the effective tax rate to remain at statutory rates for the foreseeable future.

Although Western's sales increased, the increase in Western's operating and interest expenses offset the increase such that Westerns' net income for the three and six month periods ended January 31, 1997 was approximately the same as the prior year.

Liquidity and Capital Resources

As a result of the Hutchinson Transaction the Company significantly increased its liquidity and capital resources. The Company has used, and intends to use in the future, the proceeds of the Hutchinson Transaction, to acquire and fund the working capital needs of additional businesses. The Company has been granted a $14,000,000 secured demand line of credit from its commercial bank. This line is uncommitted and secured by the Company's portfolio of cash and marketable securities held by the bank. On January 31, 1997 approximately $1,435,000 was outstanding under such line of credit, the principal of which bears interest at the bank's 90 day LIBOR rate (currently 5.25%) plus 1%.

Western's primary source of internal liquidity has been its profitable operations since its inception in November 1992. As more fully described below, Western's primary sources of external liquidity were contributions to Western by the Company, and equipment inventory floor plan financing arrangements provided to Western by the manufacturers of the products Western sells and Seattle-First National Bank ("SeaFirst Bank"). In addition, in fiscal 1995, Western completed an initial public offering of 1,495,000 shares of common stock at $6.50 per share, generating net proceeds of $7,801,000. The net proceeds of the offering were utilized to repay amounts due to the Company and to Case, the acquisition and opening of additional outlets, as well as to reduce floor plan debt.

Under Western's inventory floor plan finance arrangements, the manufacturers of products sold by Western provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from two to three percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At January 31, 1997, Western was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $30,050,000.

In order to take advantage of a 4% cash discount offered by Case, and to provide financing beyond the term of applicable manufacturer provided floor plan financing or as alternatives to manufacturer provided floor plan financing arrangements, Western has entered into a separate secured floor planning line of credit with Seafirst Bank. The Seafirst line of credit was entered into in June 1994 and provides a $17,500,000 line of credit which can be used to finance new and used equipment, or equipment to be held for rental purposes. On January 31, 1997, approximately $14,803,000 was outstanding under such line of credit, the principal of which bears interest at .25 percent over Seafirst Bank's prime rate (currently 8 1/4%) and is subject to annual review and renewal on June 1, 1997.

Amounts owing under Western's floor plan financing agreements are secured by inventory purchases financed by these lenders, as well as all proceeds from the sale or rental of such inventory, including accounts receivable thereto.

On October 19, 1995, Western entered into a purchase and sale agreement with an unrelated party for the Auburn, Washington facility, subject to the execution of a lease. Under the terms of this agreement, which closed on December 1, 1995,

Western sold the property and is leasing it back from the purchaser. In accordance with Statement of Financial Accounting Standards No. 13 (SFAS 13), the building portion of the lease is being accounted for as a capital lease while the land portion of the lease qualifies for treatment as an operating lease.

Effective February 17, 1996, Western acquired substantially all of the operating assets used by Case in connection with its business of servicing and distributing Case construction equipment at a facility located in Sacramento, California (the "Sacramento Operation"). The acquisition was consummated for approximately $630,000 in cash, $3,090,900 in installment notes payable to Case and the assumption of $3,965,000 in inventory floor plan debt with Case and its affiliates. The acquisition is being accounted for as a purchase.

The real property and improvements used in connection with the Sacramento Operation, and upon which the Sacramento Operation is located, were sold by Case for $1,500,000 to the McLain-Rubin Realty Company, LLC ("MRR"). MRR is a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, a director of the Company and the President and a director of Western, and Robert M. Rubin, the Chairman and a director of the Company and Western. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to Western under the terms of a 20 year Commercial Lease Agreement dated as of March 1, 1996. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease while the land portion of the lease qualifies for treatment as an operating lease.

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

During the six months ended January 31, 1997, cash and cash equivalents decreased by $1,899,000 primarily due to an increase in Western's accounts receivable from increased sales and payments made to reduce floor plan financing. The decrease was partially offset by a decrease in inventories and an increase in other short-term borrowing. Western had negative cash flow from operating activities of $5,671,000 during the quarter ended January 31, 1997, chiefly as a result of the transfer of floor plan financing to other short-term borrowing. Purchases of fixed assets during the quarter were related mainly to the opening of new distribution outlets, the Sahlberg acquisition and the purchase of computer equipment by the technology group.

Effective July 31, 1996 the Company acquired ConnectSoft, Inc., a business involved with providing software products and services. ConnectSoft had three products for e-mail users in production for the retail and OEM marketplace. In late August 1996 eXodus began marketing its connectivity software protocol known as NTERPRISE(TM) Version 1.1 to businesses using UNIX workstations, X-Terminals and other X-Compatible devices. Fiscal 1997 revenues from the retail products are less than expected. Sales of NTERPRISE(TM) to businesses typically involve extensive evaluation by customers. The Company is in the process of demonstrating its NTERPRISE(TM) solution to a number of potential end-users and distributors, including Motorola, IBM and AT&T. Although eXodus has received initial evaluation and pilot orders from several customers, no significant firm orders have been obtained. However, management believes that larger commercial orders will be received during calendar 1997.

Under the terms of the Company's acquisition of InterGlobe, the InterGlobe shareholders received the aggregate sum of $400,000 plus an aggregate of 800,000 shares of the Company's Common Stock. Following consummation of the InterGlobe acquisition, the Company became obligated to fund InterGlobe's operations and working capital needs in the form of intercompany loans and advances based upon annual budgets and forecasts provided to and approved by the Company. Since its acquisition, InterGlobe has been cash flow positive and self funding.

Similar funding arrangements were included in the acquisition agreements for BTS (now Tech-Star) and Seattle OnLine Acquisition Corp. To date, TechStar has been cash flow positive and self funding, whereas Seattle OnLine has been advanced approximately $500,000.

In January 1997, the Company consummated a private placement of 400,000 shares of Series B-2 preferred convertible stock for an aggregate purchase price of $10,000,000. Substantially all net proceeds were used to reduce short term bank indebtedness. Such indebtedness had been incurred to fund the cash portion of the acquisition price of certain of the technology companies as well as to fund the working capital needs of the Technology Group as a whole and include working capital advances to ConnectSoft and Exodus as of January 31, 1997 of approximately $5,250,000 and $3,750,000 respectively.

The Company's cash, cash equivalents and marketable securities of $21,824,000 as of January 31, 1997 and available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months. In addition, the Company is currently in negotiations with other financing institutions to expand the credit available to the Company. There can be no assurance that these negotiations will result in additional availability for the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            None

      (b)   REPORTS ON FORM 8-K

            1. Report on Form 8-K dated January 22, 1997

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AMERICAN UNITED GLOBAL, INC.

March 20, 1997

                                        By:  _______________________________
                                             Robert M. Rubin
                                             Chairman


                                        By:  _______________________________
                                             David M. Barnes
                                             Chief Financial Officer