Form 10-Q/A
period 1997-01-31
AMERICAN UNITED GLOBAL INC
filed 1997-05-06
CIK 859792

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

                          AMERICAN UNITED GLOBAL, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                               Page Number

  Item 1.  Financial Statements

   Consolidated Balance Sheets
     January 31, 1997 (Unaudited) and July 31, 1996...............   1-2

   Consolidated Statements of Operations
     Three months ended January 31, 1997
     and January 31, 1996 (Unaudited).............................   3

   Consolidated Statements of Operations
     Six months ended January 31, 1997
     and January 31, 1996 (Unaudited).............................   4

   Consolidated Statement of Shareholders'
     Equity (Unaudited)...........................................   5

   Consolidated Statements of Cash Flows
     Six months ended January 31, 1997
     and January 31, 1996 (Unaudited).............................   6

   Notes to Consolidated Financial Statements.....................  7-14

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.......... 15-20

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
Commitments and contingencies (Note 5)

Shareholders' equity:
Series A preferred stock, 12.5% cumulative, $1.00
 per share liquidation value, $.01 par value,
 1,200,000 shares authorized; none issued and
 outstanding                                                         -             -
Series B preferred stock, 1,500,000
 shares authorized; 976,539 shares of Series B-1
 convertible preferred stock, convertible to common,
 $3.50 per share liquidation value, $.01 par value,
 issued and outstanding                                            10,000           -
Preferred stock, Series B-2, 7% convertible preferred
 stock, convertible into common, $25.00 per share
 liquidation value, $.01 par value, 400,000 shares
 authorized, issued and outstanding                                 4,000           -
Common stock, $.01 par value; 20,000,000 shares
  authorized; 7,841,128 and 6,266,382 issued and
  outstanding, respectively                                        78,000         63,000
Additional contributed capital                                 44,109,000     20,654,000
Deferred compensation                                            (684,000)      (793,000)
Retained earnings (deficit)                                    (1,411,000)     2,657,000
                                                             ------------   ------------

            Total shareholders' equity                       $ 42,106,000     22,581,000
                                                             ------------   ------------

            Total Liabilities & Shareholders' Equity         $126,538,000   $119,055,000
                                                             ============   ============

          See accompanying notes to consolidated financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended
                                                                  January 31,
                                                              1997           1996
                                                          ------------   ------------
Net sales                                                 $ 36,254,000   $ 25,772,000
Cost of goods sold                                          31,750,000     23,044,000
                                                          ------------   ------------

     Gross profit                                            4,504,000      2,728,000

Selling, general and administrative expenses                 5,333,000      1,803,000
Research and development expenses                              622,000           --
Impairment of intangible assets                                930,000           --
                                                          ------------   ------------

     Operating (loss) income                                (2,381,000)       925,000

Other income (Expense)
  Other income                                                 160,000         77,000
  Interest expense (net)                                      (982,000)      (501,000)
                                                          ------------   ------------
(Loss) income from continuing operations before
  income taxes and minority interest                        (3,203,000)       501,000

Provision (benefit) for income taxes                        (1,106,000)       183,000
Minority interest in earnings of consolidated subsidiary       146,000        140,000
                                                          ------------   ------------

(Loss) income from continuing operations                    (2,243,000)       178,000

Discontinued Operations - Gain on Sale of wholly owned
 subsidiaries (less applicable income taxes of
$5,025,000)                                                       --        7,539,000

Discontinued Operations - Loss from operations of
 subsidiaries sold (less applicable income taxes
 of $146,000)                                                     --         (175,000)
                                                          ------------   ------------

Net (loss) income                                           (2,243,000)     7,542,000

Dividends on preferred stock                                  (634,000)          --
                                                          ------------   ------------

Net (loss) income available for common shareholders       ($ 2,877,000)  $  7,542,000
                                                          ============   ============

(Loss) Earnings per common and common equivalent share:
  Continuing operations                                   ($       .38)  $        .03
  Discontinued operations                                         --             1.29
                                                          ------------   ------------

  Net (loss) income                                       ($       .38)  $       1.32
                                                          ============   ============

Weighted average number of shares                            7,599,000      5,690,000
                                                          ============   ============

          See accompanying notes to consolidated financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Six Months Ended
                                                                  January 31,
                                                              1997           1996
                                                          ------------   ------------
Net sales                                                 $ 68,133,000   $ 48,925,000
Cost of goods sold                                          59,387,000     43,493,000
                                                          ------------   ------------

     Gross profit                                            8,746,000      5,432,000

Selling, general and administrative expenses                 9,560,000      3,522,000
Research and development expenses                            1,567,000           --
Impairment of intangible assets                                930,000           --
                                                          ------------   ------------

     Operating (loss) income                                (3,311,000)     1,910,000

Other income (expense)
  Other income (expense)                                       340,000        175,000
  Interest expense (net)                                    (1,575,000)      (741,000)
                                                          ------------   ------------
(Loss) income from continuing operations before
  income taxes and minority interest                        (4,546,000)     1,344,000

Provision (benefit) for income taxes                        (1,482,000)       503,000
Minority interest in earnings of consolidated subsidiary       370,000        366,000
                                                          ------------   ------------

(Loss) income from continuing operations                    (3,434,000)       475,000

Discontinued Operations - Gain on Sale of wholly owned
 subsidiaries (less applicable income taxes of
$5,025,000)                                                       --        7,539,000

Discontinued Operations - Income from operations
 of subsidiaries sold (less applicable income
 taxes of $169,000)                                               --          254,000
                                                          ------------   ------------

Net (loss) income                                           (3,434,000)     8,268,000

Dividends on preferred stock                                  (634,000)          --
                                                          ------------   ------------

Net (loss) income available for common shareholders       ($ 4,068,000)  $  8,268,000
                                                          ============   ============

(Loss) Earnings per common and common equivalent share:
  Continuing operations                                   ($       .57)  $        .08
  Discontinued operations                                         --             1.37
                                                          ------------   ------------

  Net (loss) income                                       ($       .57)  $       1.45
                                                          ============   ============

Weighted average number of shares                            7,172,000      5,689,000
                                                          ============   ============

          See accompanying notes to consolidated financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                     Preferred Stock      Common Stock
                     ---------------      ------------     Additional                                  Total
                   Number of           Number of           Contributed     Deferred     Retained    Shareholders'
                    Shares    Amount    Shares    Amount     Capital     Compensation   Earnings       Equity
                   ---------  -------  ---------  -------  -----------     ---------   -----------   ------------
Balance at
 July 31, 1996          --    $  --    6,267,000  $63,000  $20,654,000     ($793,000)  $ 2,657,000   $ 22,581,000

Net loss                --       --         --       --           --            --      (3,434,000)    (3,434,000)

Dividend on
 preferred stock        --       --         --       --        590,000          --        (634,000)       (44,000)

Issuance of
 common shares          --       --    1,453,000   14,000    6,997,000          --            --        7,011,000

Issuance of
 preferred stock   1,377,000   14,000       --       --     15,113,000          --            --       15,127,000

Amortization
 of deferred
 compensation           --       --         --       --           --         109,000          --          109,000

Exercise of
 stock options          --       --      121,000    1,000      423,000          --            --          424,000

Stock options
 issued for
 services               --       --         --       --        190,000          --            --          190,000

Warrants issued
 in connection
 with acquisition       --       --         --       --        142,000          --            --          142,000
                   ---------  -------  ---------  -------  -----------     ---------   -----------   ------------

Balance at
 January 31, 1997  1,377,000  $14,000  7,841,000  $78,000  $44,109,000     ($684,000) ($ 1,411,000)  $ 42,106,000
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

The Company assessed the carrying value of the non-compete agreement and capitalized software assets for ConnectSoft retail products recorded in connection with the acquisition of ConnectSoft, Inc. for permanent impairment by evaluating the future undiscounted cash flows of these assets. Based on changes in the operational focus of ConnectSoft and losses incurred by ConnectSoft to date, it was determined that the sum of the expected future cash flows was less than book value. Accordingly, the Company recorded an impairment write down of $430,000 and $500,000 relating to capitalized software and the non-compete agreement, respectively, in the three months ended January 31, 1997.

Intangible and other assets consist of the following at January 31, 1997:

Goodwill                                              $11,000,000
Capitalized Software                                    1,918,000
Prologue license agreement                                484,000
Non-compete agreement                                     192,000
Other assets                                              379,000
                                                      -----------
                                                      $13,973,000
                                                      ===========

Goodwill is amortized over lives ranging from 10 to 40 years, capitalized software is amortized at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over 5 years, and the non-compete agreement is amortized over two years.


NOTE 6 - CONTINGENCIES

Except for ordinary, routine proceedings incidental to its business, there are no pending legal proceedings to which the Company or any of its property is subject. In the opinion of management, the outcome of these legal proceedings will not have a material adverse effect on the financial condition or results of operations and cash flows of the Company and its subsidiaries.

NOTE 7 - SERIES B-1 CONVERTIBLE PREFERRED STOCK

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

NOTE 8 - SERIES B-2 CONVERTIBLE PREFERRED STOCK

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

NOTE 9 - SUBSIDIARY PREFERRED STOCK

Western has been authorized to issue 10,000,000 shares of "blank check" preferred stock, with respect to which all the conditions and privileges thereof can be determined solely by action of such subsidiary's Board of Directors without further action of its stockholders. As at January 31, 1997 none were issued and outstanding.

NOTE 10 - SUBSEQUENT EVENTS

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

NOTE 11 - OTHER INFORMATION

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

In September 1996, a subsidiary of ERD which operated a waste facility in Nassau County, New York was cited by the New York Sate Department of Environmental Conservation ("DEC") for violating certain DEC regulations. Such waste facility had accounted for approximately 13% of ERD's consolidated revenues. The Company has been advised by ERD that under the terms of a Settlement Agreement reached with the State of New York in November 1996, all violations alleged by the DEC have been resolved in consideration for, among other things, ERD's agreement to voluntarily cease incineration operations at the waste facility on or before March 31, 1997. Such incineration operations ceased on April 15, 1997.

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

During the three month and six month periods ended January 31, 1997, the Technology Group continued development activities related to its NTERPRISE(TM) software product and to a lesser extent its e-mail software products for retail and OEM markets, as well as a new ConnectSoft product involving intelligent integrated communications for telecommunication companies, Internet access providers and corporate intranets. Research and development expense for the three and six month periods ended January 31, 1997 were $622,000 and $1,567,000 respectively. During the three (3) and six (6) months ended January 31, 1997, only minimal revenues were generated by ConnectSoft's Email Connection (EMC) product and subsequent to quarter end such revenues declined further. These revenue decreases were attributable to more intense competition and lower sales prices in the market place and the inclusion of such products in bundled software packages distributed by the larger companies in the industry. In addition, EMC is based on the older 16 bit technology, while most competitive products are built upon the newer, more efficient and enhanced 32 bit technology. Due to insignificant sales and the fact that it is not economically feasible to upgrade the EMC product to the 32 bit technology, the Company determined that the technology had no material remaining value and has therefore written off the balance of $430,0000.

In addition, there was a non-compete agreement with the prior Chief Executive Officer of ConnectSoft. Due to the lack of sales mentioned above and the high cost of market entry, management has determined that likewise there is no material remaining value to the non-compete agreement and the balance of $500,000 has been written off.

The remaining intangible assets acquired as a result of the purchase of ConnectSoft and Exodus relate to the NTERPRISE(TM) product. Management has determined that no additional impairment exists to those assets as of January 31, 1997.

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

The Company's cash, cash equivalents and marketable securities of $21,824,000 as of January 31, 1997 and available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months. The Company seeks to provide a high current return on its investments of cash and cash equivalents while preserving both liquidity and capital. The established policy guidelines for the investment portfolio include investments that include U.S. Treasury Securities, U.S. Government agency obligations, Deposit-type obligations of U.S. banking institutions, Repurchase agreements, Grade A1 U.S. Corporate Commercial Paper, Money Market and mutual funds investing in the above listed instruments. Concentration of the portfolio is limited to not more than 20% of the Investment portfolio in any one bank, corporation or non-government issuer.

The investments chosen reflect this policy by investing substantially all cash and cash equivalents in money market funds, a United States Treasury Reserve Fund and U.S. denominated A1 grade commercial paper.

The Company is currently in negotiations with other financing institutions to expand the credit available to the Company. There can be no assurance that these negotiations will result in additional availability to the Company.

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


                                             AMERICAN UNITED GLOBAL, INC.

May 6, 1997

                                        By:  /s/Robert M. Rubin
                                             ---------------------
                                             Robert M. Rubin
                                             Chairman


                                        By:  /s/David M. Barnes
                                             ---------------------
                                             David M. Barnes
                                             Chief Financial Officer