Form 10-Q
period 1997-04-30
AMERICAN UNITED GLOBAL INC
filed 1997-06-19
CIK 859792

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended April 30, 1997
                         Commission File Number 0-19404

                          AMERICAN UNITED GLOBAL, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                 95-4359228
                  --------                                 ----------
     (State or other jurisdiction of              (I.R.S. Employer I.D. Number)
      incorporation or organization)

      11130 N.E. 33rd Pl., Suite 250
            Bellevue, Washington                              98004
  ----------------------------------------                   --------
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

                        YES   |X|                NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

             Title of Class                          Number of Shares
              Common Stock                              Outstanding
        (par value $.01 per share)                       8,209,773

                         AMERICAN UNITED GLOBAL, INC.

                                     INDEX

PART I.     FINANCIAL INFORMATION                               Page Number

  Item 1.  Financial Statements

   Consolidated Balance Sheets
     April 30, 1997 (Unaudited) and July 31, 1996.................   1-2

   Consolidated Statements of Operations
     Three months ended April 30, 1997
     and April 30, 1996 (Unaudited)...............................   3

   Consolidated Statements of Operations
     Nine months ended April 30, 1997
     and April 30, 1996 (Unaudited)...............................   4

   Consolidated Statement of Shareholders'
     Equity (Unaudited)...........................................   5

   Consolidated Statements of Cash Flows
     Nine months ended April 30, 1997
     and April 30, 1996 (Unaudited)...............................   6

   Notes to Consolidated Financial Statements.....................  7-14

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.......... 15-21

PART II.    OTHER INFORMATION

  Item 1.  Legal Proceedings......................................   N/A

  Item 2.  Changes In Securities..................................   N/A

  Item 3.  Defaults Upon Senior Securities........................   N/A

  Item 4.  Submission Of Matters To A Vote Of Security
           Holders................................................   N/A

  Item 5.  Other Information......................................   N/A

  Item 6.  Exhibits and Reports on Form 8-K.......................   22

                          AMERICAN UNITED GLOBAL, INC.
ITEM 1.                         AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       April 30,      July 31,
                                                         1997           1996
                                                     ------------   ------------
                                                      [Unaudited]
Current Assets:

  Cash and cash equivalents                          $ 15,673,000   $ 17,086,000
  Marketable securities                                 6,637,000      6,268,000
  Trade accounts receivable (less allowance
   for doubtful accounts of $1,047,000 and
   $652,000 respectively)                              14,266,000      6,628,000
  Note receivable from shareholder                      1,200,000        838,000
  Inventories                                          73,080,000     65,697,000
  Prepaid expenses and other receivables                1,551,000        476,000
  Deferred tax asset                                    1,215,000      1,528,000
                                                     ------------   ------------

            Total Current Assets                      113,622,000     98,521,000


  Note receivable                                       3,427,000      3,198,000
  Property and equipment, net                           9,502,000      8,878,000
  Intangibles and other assets                         13,397,000      6,628,000
  Deferred tax asset                                    1,830,000      1,830,000
                                                     ------------   ------------

            Total Assets                             $141,778,000   $119,055,000
                                                     ============   ============

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          April 30,      July 31,
                                                            1997           1996
                                                       -------------   -------------
                                                        [Unaudited]
Current liabilities:
  Borrowings under floor financing lines               $  51,217,000   $  54,364,000
  Short-term borrowings                                    6,434,000       4,660,000
  Current portion of capital lease obligations               205,000       1,119,000
  Accounts payable                                        12,452,000       4,252,000
  Accrued liabilities                                      7,308,000       5,387,000
  Income taxes payable                                     2,689,000       5,253,000
                                                       -------------   -------------

            Total Current Liabilities                     80,305,000      75,035,000

Long term borrowings                                       8,887,000       2,968,000
Capital lease obligations, net of current portion          3,520,000       2,083,000
Purchased business obligations                                  --         6,929,000
Minority Interest                                         10,027,000       9,459,000
                                                       -------------   -------------

            Total Liabilities                            102,739,000      96,474,000
                                                       -------------   -------------

Commitments and contingencies (Note 6)

Shareholders' equity:
Series A preferred stock, 12.5% cumulative,
 $1.00 per share liquidation value,
 $.01 par value, 1,200,000 shares authorized;
 none issued and outstanding                                    --              --
Series B preferred stock, 1,500,000
 shares authorized; 976,539 shares of
 Series B-1 convertible preferred stock,
 convertible to common, $3.50 per share
 liquidation value, $.01 par value,
 issued and outstanding                                       10,000            --
Series B-2 preferred stock, 7% convertible preferred
 stock, convertible into common, $25.00 per share
 liquidation value, $.01 par value, 500,000 shares
 authorized, 367,840 shares issued and outstanding             4,000            --
Common stock, $.01 par value; 20,000,000 shares
  authorized; 8,209,773 and 6,266,382 issued and
  outstanding, respectively                                   82,000          63,000
Additional contributed capital                            46,180,000      20,654,000
Deferred compensation                                       (624,000)       (793,000)
Retained (deficit) earnings                               (6,613,000)      2,657,000
                                                       -------------   -------------

            Total shareholders' equity                    39,039,000      22,581,000
                                                       -------------   -------------

            Total Liabilities & Shareholders' Equity   $ 141,778,000   $ 119,055,000
                                                       =============   =============

          See accompanying notes to consolidated financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                   April 30,
                                                              1997           1996
                                                          ------------   ------------
Net sales                                                 $ 43,668,000   $ 26,136,000
Cost of goods sold                                          37,869,000     22,854,000
                                                          ------------   ------------

     Gross profit                                            5,799,000      3,282,000

Selling, general and administrative expenses                 7,574,000      2,205,000
Research and development expenses                              779,000           --
                                                          ------------   ------------

     Operating (loss) income                                (2,554,000)     1,077,000

Other income (expense)
  Other income                                                  34,000        114,000
  Interest expense, net                                       (515,000)      (102,000)
                                                          ------------   ------------
(Loss) income from continuing operations before
  income taxes and minority interest                        (3,035,000)     1,089,000

Provision for income taxes                                     313,000       419,000
Minority interest in earnings of consolidated subsidiary       199,000        227,000
                                                          ------------   ------------

Net (loss) income                                           (3,547,000)       443,000

Dividends on preferred stock                                (1,655,000)          --
                                                          ------------   ------------

Net (loss) income available for common shareholders       ($ 5,202,000)  $    443,000
                                                          ============   ============

(Loss) Earnings per common and common equivalent share:   ($       .66)  $        .08
                                                          ============   ============

Weighted average number of shares                            7,919,000      5,696,000
                                                          ============   ============

          See accompanying notes to consolidated financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Nine Months Ended
                                                                    April 30,
                                                               1997           1996
                                                          -------------   ------------
Net sales                                                 $ 111,801,000   $ 75,061,000
Cost of goods sold                                           97,256,000     66,347,000
                                                          -------------   ------------

     Gross profit                                            14,545,000      8,714,000

Selling, general and administrative expenses                 17,134,000      5,727,000
Research and development expenses                             2,346,000           --
Impairment of intangible assets                                 930,000           --
                                                          -------------   ------------

     Operating (loss) income                                 (5,865,000)     2,987,000

Other income (expense)
  Other income                                                  374,000        289,000
  Interest expense, net                                      (2,090,000)      (843,000)
                                                          -------------   ------------
(Loss) income from continuing operations before
  income taxes and minority interest                         (7,581,000)     2,433,000

Provision (benefit) for income taxes                         (1,169,000)       922,000
Minority interest in earnings of consolidated subsidiary        569,000        593,000
                                                          -------------   ------------

(Loss) income from continuing operations                     (6,981,000)       918,000

Discontinued Operations - Gain on sale of
 wholly owned subsidiaries (less
 applicable income taxes of $5,025,000)                            --        7,539,000

Discontinued Operations - Income from operations
 of subsidiaries sold (less applicable income
 taxes of $169,000)                                                --          254,000
                                                          -------------   ------------

Net (loss) income                                            (6,981,000)     8,711,000

Dividends on preferred stock                                 (2,289,000)          --
                                                          -------------   ------------

Net (loss) income available for common shareholders       ($  9,270,000)  $  8,711,000
                                                          =============   ============

(Loss) Earnings per common and common equivalent share:
  Continuing operations                                   ($       1.25)  $        .16
  Discontinued operations                                          --             1.37
                                                          -------------   ------------

  Net (loss) income                                       ($       1.25)  $       1.53
                                                          =============   ============

Weighted average number of shares                             7,416,000      5,691,000
                                                          =============   ============

          See accompanying notes to consolidated financial statements.

                               AMERICAN UNITED GLOBAL, INC.
                                     AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                        (UNAUDITED)

                      Preferred Stock         Common Stock
                     -----------------     ------------------     Additional                                   Total
                     Number of             Number of              Contributed     Deferred     Retained    Shareholders'
                      Shares    Amount      Shares     Amount       Capital     Compensation   Earnings       Equity
                      ------    ------      ------     ------       -------     ------------   --------       ------
Balance at
 July 31, 1996            --    $  --      6,267,000   $63,000    $20,654,000     ($793,000)  $2,657,000    $22,581,000

Net loss                  --       --           --        --             --            --     (6,981,000)    (6,981,000)

Dividend on
 preferred stock          --       --           --        --        2,074,000          --     (2,289,000)      (215,000)

Issuance of
 common shares            --       --      1,603,000    16,000      7,503,000          --           --        7,519,000

Issuance of
 preferred stock     1,377,000   14,000         --        --       15,113,000          --           --       15,127,000

Conversion of
 preferred stock
 into common stock     (33,000)    --        219,000     2,000           --            --           --            2,000

Amortization
 of deferred
 compensation             --       --           --        --             --         169,000         --          169,000

Exercise of
 stock options            --       --        121,000     1,000        423,000          --           --          424,000

Stock options
 issued for
 services                 --       --           --        --          271,000          --           --          271,000

Warrants issued
 in connection
 with acquisition         --       --           --        --          142,000          --           --          142,000
                     ---------  -------    ---------   -------    -----------      --------   ----------    -----------

Balance at
 April 30, 1997      1,344,000  $14,000    8,210,000   $82,000    $46,180,000     ($624,000) ($6,613,000)   $39,039,000
                     =========  =======    =========   =======    ===========      ========   ==========    ===========

          See accompanying notes to consolidated financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                Nine Months Ended
                                                                    April 30,
                                                               1997           1996
                                                           ------------   ------------
Cash Flows From Operating Activities:
  Net (loss) income                                        ($ 9,270,000)  $  8,711,000
  Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating activities:
     Depreciation                                             1,357,000        591,000
     Amortization                                             1,418,000         49,000
     Income applicable to minority interest                     568,000        593,000
     Impairment of intangible asset                             930,000           --
     Amortization of deferred compensation                      169,000           --
     Dividend on preferred stock                              2,289,000           --
     Discontinued operations                                       --       (7,793,000)
     Gain on sale of fixed assets                               (17,000)        (1,000)
     Stock options issued for compensation and services         271,000         15,000
     Changes in assets and liabilities, net of effects
      of acquisitions & dispositions:
     Accounts receivable                                     (6,228,000)       810,000
     Other receivables                                             --         (580,000)
     Inventories                                             (7,383,000)   (10,450,000)
     Inventory floor plan financing                          (3,147,000)     8,050,000
     Prepaid expenses                                        (1,035,000)       (79,000)
     Notes receivable                                          (229,000)          --
     Accounts payable                                         7,786,000       (150,000)
     Other accrued liabilities                                1,357,000        962,000
     Income taxes payable                                    (2,564,000)       (38,000)
     Increase in intangibles and other assets                  (898,000)      (106,000)
     Other                                                      (39,000)          --
                                                           ------------   ------------
        Net Cash (Used) Provided by Operating Activities    (14,665,000)       584,000
                                                           ------------   ------------

Cash Flows From Investing Activities:
  Purchases of property and equipment                        (1,827,000)      (538,000)
  Purchase of distribution outlets                                 --         (603,000)
  Acquisition of businesses, net of cash acquired            (1,171,000)          --
  Proceeds from sale of fixed assets                             20,000      2,078,000
  Proceeds from sale of wholly owned subsidiaries                  --       19,493,000
  Purchase of marketable securities                            (369,000)    (6,791,000)
  Note receivable from shareholder                             (362,000)          --
                                                           ------------   ------------
         Net Cash (Used) Provided by Investing Activities    (3,709,000)    13,639,000
                                                           ------------   ------------

Cash Flows From Financing Activities:
  Long-term borrowings, net                                     610,000           --
  Capital lease obligations, net                                494,000        (53,000)
  Short-term borrowings, net                                  6,433,000     (2,783,000)
  Exercise of stock warrants and options                        424,000         90,000
  Proceeds from private placement                             9,000,000           --
                                                           ------------   ------------
         Net Cash Provided (Used) by Financing Activities    16,961,000     (2,746,000)
                                                           ------------   ------------

Net (decrease) increase in cash and cash equivalents         (1,413,000)    11,477,000
Cash and cash equivalents at beginning of period             17,086,000      4,488,000
                                                           ------------   ------------
Cash and cash equivalents at end of period                 $ 15,673,000   $ 15,965,000
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

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share of the equity of Western Power and Equipment Corp. ("Western") which was 43% at April 30, 1997. There is also a 20% minority interest held in eXodus Technologies, Inc. ("eXodus") but no minority interest is presented due to accumulated losses.

NOTE 2 - STATEMENT OF CASH FLOWS

Supplemental disclosure of cash paid during the periods:

                                     Nine Months Ended
                                         April 30,
                                 1997                 1996
                                 ----                 ----

 Interest paid                $3,104,000           $1,440,000
 Income taxes paid            $  852,000           $1,561,000

                    Summary of non cash financing activities

In November 1996, the Company issued 28,333 warrants to purchase common stock in its acquisition of the assets of Seattle OnLine Inc. The warrants were valued at $142,000.

NOTE 3 - INVENTORIES

Inventories consist of the following:                 April 30,     July 31,
                                                        1997          1996
                                                        ----          ----

       Parts                                        $ 8,114,000    $ 6,320,000
       Equipment new and used                        64,966,000     59,377,000
                                                    -----------    -----------
                                                    $73,080,000    $65,697,000
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

A summary of assets acquired, liabilities assumed and purchase price paid is as follows:
                 Cash Paid                          $  400,000
                 Value of Common Stock               3,445,000
                 Costs of Acquisition                   40,000
                 Liabilities Assumed                   310,000
                                                    ----------

                 COST OF ASSETS ACQUIRED            $4,195,000
                                                    ==========

The preliminary allocation of the cost of the assets acquired to each of InterGlobe's assets and liabilities at the date of the acquisition, as determined in accordance with the purchase method of accounting, is presented in the table below:

                 Cash                                              $  277,000
                 Accounts receivable                                  242,000
                 Prepaid and other current assets                       7,000
                 Intangible assets                                  3,589,000
                 Property and equipment                                80,000
                 Accounts payable and accrued liabilities            (310,000)
                                                                   ----------

                 NET ASSETS ACQUIRED                               $3,885,000
                                                                   ==========

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

A summary of assets acquired, liabilities assumed and purchase price paid is as follows:

          Cash Paid                                   $147,000
          Value of Common Stock                        101,000
          Value of Warrants issued                     142,000
          Liabilities Assumed                          119,000
                                                      --------
          COST OF NET ASSETS ACQUIRED                 $509,000
                                                      ========

The preliminary allocation of the purchase price of each of SOL's assets and liabilities at the date of the acquisition, as determined in accordance with the purchase method of accounting, is presented in the table below:

          Accounts receivable                         $ 18,000
          Property and equipment                        27,000
          Other assets                                  19,000
          Intangible assets                            445,000
          Accounts payable and accrued liabilities     (69,000)
          Note payable                                 (50,000)
                                                      --------
          NET ASSETS ACQUIRED                         $390,000
                                                      ========

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

Effective December 11, 1996 the Company acquired all of the outstanding stock of Broadcast Tower Sites, Inc. ("BTS"), a private company providing site acquisition, zoning, architectural, engineering and consulting services to the wireless communications industry. The shareholders of BTS exchanged their shares for $780,000 in cash, 507,246 unregistered shares of the Company's common stock and three promissory notes aggregating $600,000, bearing interest at the Citibank, N.A. prime rate (currently 8.50%) and payable in installments of $100,000, $200,000 and $300,000 on each of November 30, 1997, 1998 and 1999, respectively.

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
                                                    ==========

The preliminary allocation of purchase price to each of TechStar's assets and liabilities at the date of acquisition, as determined in accordance with the purchase method of accounting is presented in the table below:

        Cash                                        $   74,000
        Accounts Receivable                          1,150,000
        Intangible Assets                            4,079,000
        Property and equipment                          50,000
        Other Assets                                    14,000
        Accounts Payable and Accrued liabilities      (941,000)
                                                    ----------
        NET ASSETS ACQUIRED                         $4,426,000
                                                    ==========

The intangible assets acquired are being amortized using the straight-line method over 10 years.

The former stockholders of BTS received four-year employment agreements with TechStar, pursuant to which such persons shall receive, in addition to their base salaries and annual bonuses based upon performance of TechStar, options exercisable over a five year period entitling the holder to purchase up to an additional 520,000 shares of Company Common Stock in the aggregate (the "TechStar Options"). The TechStar Options vest and become exercisable in the event that TechStar achieves Pre-Tax Income Goals (as defined) in the each of the four 12 month periods ending November 30, 2000. Alternatively, all 520,000 TechStar Options shall vest if, at any time during the period commencing upon closing and terminating on November 30, 2000, the accumulated Pre-Tax Income of TechStar has equaled or exceeded $11,000,000. In the event that a change in control of the Company occurs, or the Company effects a sale of all or substantially all of the assets of TechStar prior to November 30, 2000, all of the TechStar Options shall immediately vest upon such occurrence. In addition, the BTS acquisition agreement provides that if the Company effects a public offering of TechStar or a sale of TechStar prior to November 30, 2000, the former BTS stockholders may elect (but shall not be required) to exchange all Company securities received by them in the BTS acquisition (the "Exchange Option") for an aggregate of 25% of the common stock of TechStar then owned by the Company prior to such transaction.

In addition to the 520,000 TechStar Options issued to the former BTS stockholders, the Company also agreed to issue an additional 120,000 Company common stock options, on identical terms as the TechStar Options, to certain other key employees of TechStar designated by the former BTS stockholders. Pro forma financial information has not been provided relating to the acquisition of BTS because the effect is immaterial.

On January 17, 1997, Western acquired the operating assets of Sahlberg Equipment, Inc., a four-store Pacific Northwest distributor of construction equipment, for $5,289,616. The purchase price consisted of $3,844,152 in equipment inventory, $796,914 in parts inventory, $625,326 in fixed assets, and $23,224 in work-in-process. The majority of the purchase was financed by the proceeds of two term loans from Case Credit Corporation carrying interest rates of prime plus one percent. The acquisition has been accounted for as a purchase. Pro forma financial information has not been provided relating to the acquisition of Sahlberg because the effect is immaterial.

NOTE 5 - INTANGIBLE ASSETS

Intangible and other assets consist of the following at April 30, 1997:

          Goodwill                          $10,614,000
          Capitalized Software                2,030,000
          Non-compete agreement                 183,000
          Other assets                          570,000
                                            -----------
                                            $13,397,000
                                            ===========

Goodwill is amortized over lives ranging from 10 to 40 years, capitalized software is amortized at the greater of the amount computed using (a) the ratio of current revenue for a product to the total of current and anticipated future revenues or (b) the straight-line method over 5 years, and the non-compete agreement is amortized over 2 years.

NOTE 6 - CONTINGENCIES

During the quarter, the Company was served with a demand for arbitration from the former president of Seattle OnLine Inc., certain of whose assets were sold to Seattle OnLine Acquisition Corporation (SOL), a wholly owned subsidiary of the Company, in November, 1996. The complaint alleges that the Company and SOL breached the terms of the asset purchase agreement and the related employment and warrant agreements. His principle claim for damages seeks to recover compensation lost as a result of the alleged breaches. The Company denies the allegations and is vigorously defending itself in the arbitration proceeding. The matter is presently in the discovery phase, and it is impossible at this time to determine the likelihood of an unfavorable outcome, or estimate the amount of any possible loss.

Except for ordinary, routine proceedings incidental to its business, none which are material, there are no other pending legal proceedings to which the Company or any of its property is subject.

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

The Private Placement Preferred Shares were originally convertible into an aggregate of 1,165,501 shares of common stock, subject to adjustment, 34% on March 8, 1997; 33% on April 8, 1997 and 33% on May 8, 1997. The conversion period continues through January 8, 2000 and the conversion price is equal to the LESSER of (i) the Closing Date Average Price of $8.58 per share, (ii) 105% of the Anniversary Average Price (which Anniversary Average Price shall be the Average Price (defined below) on the date immediately preceding the first anniversary of the Closing Date), but only if the Anniversary Average Price is less than the Closing Date Average Price, or (iii) 82.5% of the Conversion Date Average Price. For purposes of determining the Private Placement Preferred Shares conversion rate, the Average Price equals the average daily closing bid price of the Company's Common Stock as reported on Nasdaq or other national securities exchange for the ten (10) trading days immediately preceding the date of sale of such Private Placement Preferred Shares, the anniversary of such sale, or the conversion date, as the case may be. The Company has the right to limit the holders' right of conversion in certain circumstances prior to January 8, 2000 after which all of the Private Placement Preferred Shares not previously converted will be converted into Common Shares at the above formula price then in effect. The 1,165,501 Common Shares were based on approximately 105% of the Average Price at January 8, 1997, the closing date of the 1997 Private Placement, and are subject to increase to an indeterminable number of additional Common Shares based on the above formula. The discount conversion feature is accounted for as a dividend to the preferred shareholders on a pro-rata basis over the period beginning with the issuance of the preferred stock through May 1997, the date that all the Series B-2 preferred shares become convertible. As of April 30, 1997, a total of 32,160 Private Placement Shares had been converted into 218,641 common shares at prices ranging from $3.31 to $3.51 per share. As of June 17, 1997, a total of 280,000 shares had been converted into 2,045,922 common shares at prices ranging from $3.31 to $3.73 per share.

In addition, the Private Placement investors acquired warrants to purchase up to 350,000 shares of the Company's common stock at $8.58 per share and warrants to purchase up to 350,000 shares of eXodus common stock in the event of an initial public offering ("IPO") of eXodus at the IPO price.

NOTE 9 - SUBSIDIARY PREFERRED STOCK

Western has been authorized to issue 10,000,000 shares of "blank check" preferred stock, with respect to which all the conditions and privileges thereof can be determined solely by action of such subsidiary's Board of Directors without further action of its stockholders. As at April 30, 1997 none were issued and outstanding.

NOTE 10 - SUBSEQUENT EVENTS

Prologue

On May 5, 1997 the Company received payment of all accrued interest and the principal of the $250,000 loan made to Prologue Software on February 14, 1997. Prologue is a French entity that provides the Company and its eXodus subsidiary with an OEM license which permits the Company and eXodus to offer NTERPRISE(TM) application remoting software with Prologue's Win-Times multi-user software in Microsoft Windows NT 3.51 version. Prologue's license with Microsoft expired March 31, 1997. Prologue has since advised the Company that its negotiations with Microsoft to obtain an modification or renewal of Prologue's Windows NT
3.51 version license with Microsoft were successful, but that consistent with Microsoft's recent public announcements, no license for Microsoft's Windows NT in 4.0 version was granted.

On June 17, 1997, the Company was advised by Prologue that the May 14, 1996 license agreement between the eXodus Technologies, Inc. subsidiary of AUGI and Prologue had terminated, allegedly for non-payment by AUGI and eXodus of certain royalties. AUGI believes that such notice of termination was not effective and that payment of all royalties has been timely tendered. On June 17, 1997, Prologue and the Company agreed that any alleged defaults under the May 14, 1996 license were waived and that such license would be amended to provide, among other things that (i) the license will be non-exclusive and the scope of the license will be limited to Prologue's WiNTimes(TM) supporting Microsoft's Windows NT in 3.51 version only, and (ii) the license will terminate in May 1998. In addition, the Company and Prologue are engaged in ongoing discussions concerning the establishment of a new long-term working relationship. There is no assurance, however, that the Company's relationship with Prologue will be expanded.

Registration Statement

On May 7, 1997, the Company's registration statement on Form S-1 covering 5,767,334 shares of common stock became effective.

Arcadia Acquisition

On May 8, 1997, the Company completed the acquisition of Arcadia Consulting Services, Inc. ("Arcadia"), a company recently formed for the purpose of providing consulting services to clients in the wireless telecommunications industry. The Company paid $220,000 plus 192,754 shares of the Company's common stock. Following the acquisition, Arcadia has been merged with and into the Company. The entire purchase price has been allocated to goodwill in the amount of $991,000. Pro forma financial information has not been provided relating to the Arcadia acquisition because the effect is immaterial.

The former President and sole stockholder of Arcadia received a 4 year employment agreement with TechStar as its President and Chief Executive Officer. The agreement contains terms substantially identical to those provided to each of the former stockholders of TechStar, including 260,000 TechStar Options.

NOTE 11 - OTHER INFORMATION

Pursuant to an Agreement, dated May 30, 1996 (the "ERD Agreement") between the Company and ERD Waste Corp. ("ERD"), the Company agreed to provide certain financial accommodation to ERD by making available a $4.4 million standby letter of credit expiring May 31, 1997 issued by Citibank, N.A. in favor of Chemical Bank (the "Letter of Credit") on behalf of ERD. Chemical Bank is the principal lender to ERD and its subsidiaries, and upon issuance of the Letter of Credit Chemical Bank made available $4.4 million of additional funding to ERD under ERD's existing lending facility. The funding was used to refinance certain outstanding indebtedness of Environmental Services of America, Inc. ("ENSA"), a wholly-owned subsidiary of ERD. Robert M. Rubin, the Chairman and Chief Executive Officer, and a principal stockholder of the Company is also the Chairman, Chief Executive Officer, a director and a principal stockholder of ERD, owning approximately 25.0% of the outstanding ERD Common Stock.

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

In February of 1997, the Company loaned $500,000 to ERD Waste Corp. The loan is secured by a short term note bearing interest at 2% above the prime lending rate of the Company's commercial bank (8.5% at April 30, 1997) and a second collateral and security position on all accounts receivable of ERD subject to the primary collateral position held by Chase Bank. Principal together with accrued interest is due October 5, 1997.

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

ConnectSoft historically focused on providing EMail and internet software products. ConnectSoft is now predominantly engaged in developing a new intelligent integrated communications system which will be a modular, customizable solution for telecommunications companies, internet access providers and corporate intranets. The product, known as Free-Agent(TM), integrates electronic mail, fax, paging, telephony, voice mail and Web browsing functions into a single application that can be managed from a personal computer, any touch-tone telephone or a television set equipped with a cable modem. In April 1997, ConnectSoft signed an agreement with Hewlett-Packard to supply a branded version of Free-Agent(TM).

eXodus Technologies, Inc. ("eXodus"), previously a division of ConnectSoft, is now a separate company, 80% owned by the Company. eXodus provides a remote access connectivity software protocol (NTERPRISE(TM)) which allows users to run Microsoft Windows(TM) applications such as Word(TM), Excel(TM), and Power Point(TM) on existing UNIX workstations, X-Terminals and other X-Compatible devices. eXodus's Application Server Software is sold as a multi-user operating system in conjunction with Multi-user Software. eXodus is targeting users of UNIX workstations and X-Terminals as the primary market for its NTERPRISE(TM) product.

Effective September 20, 1996, the Company acquired InterGlobe Networks, Inc. InterGlobe provides engineering design and consulting services for users and providers of telecommunications facilities on the Internet and other media.

Effective November 8, 1996, the Company acquired the assets of Seattle OnLine, Inc. which provides a local Internet service in the Pacific Northwest.

Effective December 11, 1996, the Company acquired the assets of Broadcast Tower Sites, Inc., now known as TechStar Communications Incorporated ("TechStar"), pursuant to a merger transaction. TechStar is engaged in providing site acquisition, zoning, architectural and engineering services, as well as consulting services to the wireless telecommunications industry.

As a result of the acquisitions of ConnectSoft, eXodus, InterGlobe, Seattle OnLine and TechStar, and newly developed technology, the Company is now able to provide:

      a. a remote access connectivity software protocol which allows users to run Microsoft Windows(TM) applications, such as Word(TM), Excel(TM) and Power Point(TM), on existing UNIX workstations, X-Terminals and other X-Compatible devices;

      b. an electronic mail communications management software product, marketed as EMail Connection(R);

      c. a product capable of providing intelligent, integrated communications between disparate media types, computer platforms and communications devices;

      d. engineering, design and consultation services to users and providers of telecommunications facilities on the Internet and other media;

      e.  local Internet telecommunication service in the Pacific Northwest; and

      f. site acquisition, zoning, architectural and engineering services to the wireless communications industry.

In May 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share" (FAS 128).This pronouncement changes the Company's method of calculating earnings per share and is required to be adopted for the year ended July 31, 1998. Early adoption of FAS 128 is not permitted. Management believes that based on its current capital structure that FAS 128 will not have a material impact on earnings per share.

Results of Operations

The Three Months and Nine Months ended April 30, 1997 compared to the Three Months and Nine Months ended April 30, 1996.

Western's revenues for the three month period ended April 30, 1997 increased $15,907,000 or approximately 61% over the three month period ended April 30, 1996, due mainly to the contribution of the stores acquired or opened in the last year in Sacramento, Fullerton, Stockton and Redding, California, Elko, Nevada, Kent and Spokane, Washington, Anchorage, Alaska and Portland, Oregon which accounted for $10,786,000 (68%) of this increase in sales. Same store revenues increased $5,121,000 or 22% for the three month period ended April 30, 1997, as compared to the prior year period. The increase in same store revenues resulted from higher sales across all departments. In the three month period ended April 30, 1997, Western's new equipment revenues increased $10,897,000, used equipment revenues increased $1,084,000, and parts revenues increased $2,991,000, rental revenues increased $317,000, and service revenues increased $618,000 over the quarter ended April 30, 1996. ConnectSoft, InterGlobe Networks, Inc., eXodus

Technologies, Seattle OnLine Acquisition Corp. and TechStar Communications, Inc. (The "Technology Group") reported revenues of $1,625,000 during the three months ended April 30, 1997. Product sales by the technology business companies are expected to experience a long sales cycle. It is anticipated that customers for the eXodus NTERPRISE(TM) product will perform extensive evaluation of the product prior to purchase and that the sales cycle for the NTERPRISE(TM) product could average six to nine months.

Western's revenues for the nine month period ended April 30, 1997 increased $33,183,000 or approximately 44% over the nine month period ended April 30, 1996. The increase was due primarily to the contribution of the stores acquired or opened in the last year, accounting for $23,644,000 (71%) of the increase in sales. Western's same store revenues increased $9,205,000 or 12% for the nine month period ended April 30, 1997, as compared to the nine month period ended April 30, 1996. For the nine month period ended April 30, 1997, Western's sales in all departments were up compared to the same period in the prior year. The Technology Group reported revenue of $3,557,000 for the nine month period ended April 30, 1997.

Western's gross profit margin of 10.9% for the three month period ended April 30, 1997 was down from the prior year comparative period margin of 12.6%. The decrease in gross profit margins was the result of a decrease in higher margin rental revenue as a percentage of sales, and also lower margin on new equipment sales. For the nine month period ended April 30, 1997, Western's gross margin was 11.1%, a slight decrease from the nine month period ended April 30, 1996, at 11.6%. The Technology Group revenue yields a higher gross margin than Western although the impact for the three and nine months ended April 30, 1997 was not material.

Selling, general and administrative ("SG&A") expenses were $7,574,000 (17.3% of sales) and $17,134,000 (15.3% of sales) for the three and nine month period ended April 30, 1997, respectively, compared to $2,205,000 (8.4% of sales) and $5,727,000 (7.6% of sales) for the comparative prior year periods. The increase in SG&A expenses of $5,369,000 for the three months ended April 30, 1997 were attributable to an increase at Western of $875,000 primarily due to new locations, an increase of $474,000 of corporate SG&A and also included Technology Group SG&A expenses of $4,020,000 for which no comparable expense was incurred in 1996. The increase in SG&A expenses of $11,407,000 for the nine months ended April 30, 1997 was attributable to an increase at Western of $1,989,000 primarily due to new locations, and an increase of $1,956,000 of corporate SG&A and also included Technology Group SG&A expenses of $7,462,000 for which no comparable expense was incurred in 1996. Included in SG&A for the Technology Group are $750,000 of minimum royalties pertaining to the Prologue license agreement.

During the three month and nine month periods ended April 30, 1997, the Technology Group continued development activities related to its NTERPRISE(TM) software product and to a lesser extent its e-mail software products for retail and OEM markets, as well as a new ConnectSoft product involving intelligent integrated communications for telecommunication companies, Internet access providers and corporate intranets. Research and development expense for the three and nine month periods ended April 30, 1997 were $779,000 and $2,346,000 respectively. No research and development expenses were incurred in comparable 1996 periods. During the three and nine months ended April 30, 1997, only minimal revenues were generated by ConnectSoft's Email Connection (EMC) product and subsequent thereto such revenues have declined further. These revenue decreases were attributable to more intense competition and lower sales prices in the market place and the inclusion of similar products in bundled software packages distributed by the larger companies in the industry. In addition, EMC is based on the older 16 bit technology while most competitive products are built upon the newer, more efficient and enhanced 32 bit technology. Due to insignificant sales and the fact that it is not economically feasible to upgrade the EMC product to the 32 bit technology, the Company determined that the technology had no material remaining value and therefore wrote off the balance of $430,000 as of January 31, 1997.

In addition, there was a non-compete agreement with the prior CEO of ConnectSoft. Due to the lack of sales mentioned above and the high cost of market entry, management determined that likewise there is no material remaining value to the non-compete agreement and the balance of $500,000 was written off as of January 31, 1997.

Interest expense net of interest income for the three months ended April 30, 1997 of $515,000 was up significantly from the $102,000 in the prior year comparative period. This increase is primarily the result of Western's build up in inventory levels to support the increased number of facilities operated by Western and Western's higher equipment sales level, including an increase in equipment dedicated to the rental fleet. Also contributing to this increase were borrowings to fund the operations of certain of the technology companies. Interest expense net of interest income for the nine month period ended April 30, 1997 was $2,090,000 compared to $843,000 for the nine month period ended April 30, 1996, due to the increased inventory carried by Western and required funding of the operations of certain of the technology companies.

The effective tax rate for the three months ended April 30, 1997 was negative for the reasons explained below. The effective tax rate for the nine months ended April 30, 1997 was approximately 15%. The Company has recorded a valuation allowance against the deferred tax benefit for net operating losses generated in the third quarter by the Technology Group since in management's opinion the net operating losses do not meet the more likely than not criteria for recognition. The tax provision recognized during the current quarter is based upon profits generated by the Western subsidiary. These rates are lower than the 38% effective rate for the comparable 1996 periods because of the valuation allowance and the absence of California state income taxes due to the sale of the California operations in January, 1996.

Although Western's sales were well ahead of the prior year comparative period, the decrease in gross margins along with the increase in operating and interest expenses offset the sales increase, resulting in Western's net income for the three and nine month periods ended April 30, 1997 to be approximately the same as the prior year. Western's management expects its efforts to streamline expenses, increase inventory turns, and increase revenues to result in more net income as a percentage of sales in future periods.

Liquidity and Capital Resources

As a result of the Hutchinson Transaction the Company significantly increased its liquidity and capital resources. The Company has used, and intends to use in the future, the proceeds of the Hutchinson Transaction, to acquire and fund the working capital needs of additional businesses. The Company previously had been granted a $14,000,000 secured demand line of credit from its prior commercial bank. This line was secured by the Company's portfolio of cash and marketable securities held by the bank and had an interest rate of the bank's 90 day LIBOR rate plus 1%. Effective May 9, 1997 the Company commenced a new banking and borrowing relationship with North Fork Bank. As a result, the Company's prior bank indebtedness of $5,309,000 was paid in full.

The new arrangement provides for an advised line of credit in the maximum principal amount of $10,000,000. Advances under this facility bear an interest rate of LIBOR (currently 5-7/8%) plus .125%. The new banking arrangement also provides for a standby letter of credit in favor of Chase Bank in the principal amount of $4,400,000 relative to ERD (see note 11 to financial statements).

Both credit facilities are secured by a pledge of no less than $2,000,000 in cash on deposit at North Fork Bank and a pledge of all government securities, commercial paper and other investments owned by the Company and held at the bank in a custodial account.

As of June 13, 1997, the amount outstanding under the $10,000,000 facility was approximately $5,320,000 and there was no amount drawn under the standby letter of credit. All loans and advances are due on October 1, 1998.

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

Under Western's inventory floor plan finance arrangements, the manufacturers of products sold by Western provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from two to three percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At April 30, 1997, Western was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $34,460,000.

In order to take advantage of the cash discounts offered by Case, and to provide financing beyond the term of applicable manufacturer provided floor plan financing or as alternatives to manufacturer provided floor plan financing arrangements, Western has entered into a separate secured floor planning line of credit with Seafirst Bank. The Seafirst line of credit was entered into in June 1994 and provides a $17,500,000 line of credit which can be used to finance new and used equipment, or equipment to be held for rental purposes. On April 30, 1997, approximately $16,757,000 was outstanding under such line of credit, the principal of which bears interest at .125 percent over Seafirst Bank's prime rate and is subject to annual review and renewal on June 1, 1997. As of June 1, 1997, the Seafirst line of credit was extended for 30 days pending ongoing renewal negotiations.

On June 5, 1997, Western obtained a $75 million inventory flooring and operating line on credit through Deutsche Financial Services (DFS). The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Amounts are advanced against Western's assets, including accounts receivable (85% advance rate), parts (advance rate of 50% of cost), new equipment (100% of book value advance rate), rental fleet (advance rate of 100% of net book value), and used equipment (advance rate of 93% of net book value). Western expects to use this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers and/or Seafirst, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some of its acquisition related debt at a lower interest rate.

Amounts owing under Western's floor plan financing agreements are generally secured by inventory purchases financed by these lenders, as well as all proceeds from the sale and rental of such inventory, including related accounts receivable. Amounts owing under the DFS credit facility are secured by Western's accounts receivable and parts and equipment inventory.

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

Effective February 17, 1996, Western acquired substantially all of the operating assets used by Case in connection with its business of servicing and distributing Case construction equipment at a facility located in Sacramento, California (the "Sacramento Operation"). The acquisition was consummated for approximately $630,000 in cash, $3,090,900 in installment notes payable to Case and the assumption of $3,965,000 in inventory floor plan debt with Case and its affiliates. The acquisition has been accounted for as a purchase.

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

During the nine months ended April 30, 1997, cash and cash equivalents decreased by $1,413,000 primarily due to an increase in Western's inventory. The decrease was partially offset by an increase in other short-term borrowing. Western had positive cash flow from operating activities of $920,000 during the quarter ended April 30, 1997, chiefly as a result of the increase in other short-term borrowing. Purchases of fixed assets during the quarter were related mainly to the opening of new distribution outlets, the Sahlberg acquisition and the purchase of computer equipment by the technology group.

Effective July 31, 1996 the Company acquired ConnectSoft, Inc., a business involved with providing software products and services. ConnectSoft had three products for e-mail users in production for the retail and OEM marketplace. Throughout fiscal 1997, revenues from the retail products were much less than expected and at January 31, 1997, intangible assets of $930,000 related to those products was written off. ConnectSoft is now engaged in developing a new intelligent integrated communications system which will be a modular, customizable solution for telecommunications companies, internet access providers and corporate intranets. In late August 1996 eXodus began marketing its connectivity software protocol known as NTERPRISE(TM) Version 1.1 to businesses using UNIX workstations, X-Terminals and other X-Compatible devices. Sales of NTERPRISE(TM) to businesses typically involve extensive evaluation by customers. The Company is in the process of demonstrating its NTERPRISE(TM) solution to a number of potential end-users and distributors, including Motorola, IBM and AT&T. Although eXodus has received initial evaluation and pilot orders from several customers, no significant firm orders have been obtained. However, management believes that larger commercial orders will be received throughout the balance of calendar 1997.

Under the terms of the Company's acquisition of InterGlobe, the InterGlobe shareholders received the aggregate sum of $400,000 plus an aggregate of 800,000 shares of the Company's Common Stock. Following consummation of the InterGlobe acquisition, the Company became obligated to fund InterGlobe's operations and working capital needs in the form of intercompany loans and advances based upon annual budgets and forecasts provided to and approved by the Company. Since its acquisition, InterGlobe has been cash flow positive and self funding, however revenues during the current quarter decreased from those generated in the quarter ended January 31, 1997.

Similar funding arrangements were included in the acquisition agreements for BTS (now Tech-Star) and Seattle OnLine Acquisition Corp. To date, TechStar has been cash flow positive from operations but required a $200,000 advance to fund the costs of revenue and receivable growth from new customers, whereas Seattle OnLine has been advanced approximately $850,000 for working capital and certain debt and accounts payable settlements of the prior entity.

In January 1997, the Company consummated a private placement of 400,000 shares of Series B-2 preferred convertible stock for an aggregate purchase price of $10,000,000. Substantially all net proceeds were used to reduce short term bank indebtedness. Such indebtedness had been incurred to fund the cash portion of the acquisition price of certain of the technology companies as well as to fund the working capital needs of the Technology Group as a whole and included such working capital advances of approximately $9,000,000.

The Company's cash, cash equivalents and marketable securities of $22,310,000 as of April 30, 1997 and available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months. The Company seeks to provide a high current return on its investments of cash and cash equivalents while preserving both liquidity and capital. The established policy guidelines for the investment portfolio include investments that include U.S. Treasury Securities, U.S. Government agency obligations, Deposit-type obligations of U.S. banking institutions, Repurchase agreements, Grade A1 U.S. Corporate Commercial Paper, Money Market and mutual funds investing in the above listed instruments. Concentration of the securities portfolio is limited to not more than 20% of the Investment portfolio in any one bank, corporation or non-government issuer. The investments chosen reflect this policy by investing substantially all cash and cash equivalents in money market funds, a United States Treasury Reserve Fund and U.S. denominated A1 grade commercial paper.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            1.  North Fork Bank Advised Line of Credit

            2.  North Fork Bank Letter of Credit

            3.  North Fork Bank Pledge Agreements

      (b)   REPORTS ON FORM 8-K

            None

----------

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN UNITED GLOBAL, INC.

June 18, 1997


                                        By:
                                             ------------------------------
                                             Robert M. Rubin
                                             Chairman


                                        By:
                                             ------------------------------
                                             David M. Barnes
                                             Chief Financial Officer