Form 10-Q/A
period 1997-04-30
AMERICAN UNITED GLOBAL INC
filed 1997-06-20
CIK 859792

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

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.......... 15-21

PART II.    OTHER INFORMATION

  Item 1.  Legal Proceedings......................................   N/A

  Item 2.  Changes In Securities..................................   N/A

  Item 3.  Defaults Upon Senior Securities........................   N/A

  Item 4.  Submission Of Matters To A Vote Of Security
           Holders................................................   N/A

  Item 5.  Other Information......................................   22

  Item 6.  Exhibits and Reports on Form 8-K.......................   22

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

On June 17, 1997, the Company was advised by Prologue that the May 14, 1996 license agreement between the eXodus Technologies, Inc. subsidiary of AUGI and Prologue had terminated, allegedly for non-payment by AUGI and eXodus of certain royalties. AUGI believes that such notice of termination was not effective and that payment of all royalties has been timely tendered. On June 19, 1997, Prologue and the Company agreed in principle that any alleged defaults under the May 14, 1996 license were waived and that such license would be amended to provide, among other things, that (i) the license will be non-exclusive and the scope of the license will be limited to Prologue's WiNTimes(TM) supporting Microsoft's Windows NT in 3.51 version only, and (ii) the license will expire not later than May 31, 1998. In addition, the Company and Prologue are engaged in ongoing discussions concerning the establishment of a new long-term working relationship. There is no assurance, however, that the Company's relationship with Prologue will be maintained or expanded.

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

ITEM 5.  OTHER INFORMATION

On June 17, 1997, the Company was advised by Prologue that the May 14, 1996 license agreement between the eXodus Technologies, Inc. subsidiary of AUGI and Prologue had terminated, allegedly for non-payment by AUGI and eXodus of certain royalties. AUGI believes that such notice of termination was not effective and that payment of all royalties has been timely tendered. On June 19, 1997, Prologue and the Company agreed in principle that any alleged defaults under the May 14, 1996 license were waived and that such license would be amended to provide, among other things, that (i) the license will be non-exclusive and the scope of the license will be limited to Prologue's WiNTimes(TM) supporting Microsoft's Windows NT in 3.51 version only, and (ii) the license will expire not later than May 31, 1998. In addition, the Company and Prologue are engaged in ongoing discussions concerning the establishment of a new long-term working relationship. There is no assurance, however, that the Company's relationship with Prologue will be maintained or expanded.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            99.a(1)  North Fork Bank Advised Line of Credit

            99.a(2)  North Fork Bank Letter of Credit

            99.a(3)  North Fork Bank Pledge Agreements

      (b)   REPORTS ON FORM 8-K

            None

----------

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN UNITED GLOBAL, INC.

June 19, 1997


                                        By:  /s/ David M. Barnes
                                             ------------------------------
                                             David M. Barnes
                                             Chief Financial Officer