Form 10-K
period 1997-07-31
AMERICAN UNITED GLOBAL INC
filed 1997-11-13
CIK 859792

DRAFT dated November 11, 1997

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 1997

                                      OR

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Registrant's telephone number, including area code (425) 803-5400

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

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| NO |_|

      Transitional Small Business Disclosure Format    Yes  |_|  NO |X|

      Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

  The aggregate market value of the voting stock held by non-affiliates of the issuer as of November 7, 1997 was $19,878,200.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

  Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                 Yes |_| NO |_|

                         APPLICABLE ONLY TO CORPORATE REGISTRANTS

  The number of shares outstanding of the registrant's Common Stock, $.01 Par
               Value, on November 7, 1997 was 11,117,389 shares.

                    Documents incorporated by reference: None

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

      American United Global, Inc., a Delaware corporation (the "Company"), through its operating subsidiaries, is engaged in two distinct businesses; a technology business and a distribution business.

Technology Business

      The Company's technology business provides telecommunications products and services, a proprietary intelligent communications system, as well as computer software and networking products. Such products and services currently consist of:

      o through the Company's 58% owned subsidiary, IDF International, Inc. ("IDF"), providing site acquisition, zoning, architectural and engineering consulting services to the wireless communications industry, and providing construction and engineering services to municipalities and private industry. Services to the wireless communications industry are provided by TechStar Communications, Inc. ("TechStar") and general construction and engineering services are provided by Hayden/Wegman, Inc. ("Hayden Wegman"), both wholly-owned subsidiaries of IDF.

      o through the Company's wholly-owned Connectsoft Communications Corporation ("Connectsoft") subsidiary, the development of a unified, intelligent communications system being marketed under the name "FreeAgent." FreeAgent is designed to unify communications into a single message box, allow access to that message box through any telephone or online computer and apply autonomous software processes (known as intelligent agentry) to the data flowing in and out of the message box for the purpose of automating communications and assisting the user in managing communications. FreeAgent is being developed to integrate e-mail, voice mail, facsimile, paging, content from the World Wide Web and potentially any other digital data from the Internet, enterprise intranets, private branch exchange ("PBX") telephone systems and the public switched telephone network ("PSTN"). FreeAgent is capable of applying advanced media transformation processes (such as text-to-speech conversion), advanced user interface technologies (such as limited speech recognition) and specified agentry processes (such as automated message and information monitoring), so that a person can send or receive a message between most currently used communications media, using any wireline or wireless telephone on PBX or PSTN systems or on any personal computer ("PC") on the Internet or an intranet. For example, e-mail sent from a PC can be heard as voice mail on a telephone and voice mail sent by telephone can be received and listened to on a computer. Similarly, content on Web pages can be listened to on a telephone, as well as read on a computer. FreeAgent, which was previewed at the Internet World Summer trade show in July 1997, is expected to be commercially released in February 1998. Connectsoft has developed a customized PC-based component of FreeAgent for the Inkjet Printer Division of Hewlett-Packard Company ("HP") which was shipped in September 1997. As part of the continuing development of FreeAgent, Connectsoft intends to incorporate natural language understanding (the ability to convert the spoken word to commands) and additional agentry functions (such as automated notification of urgent messages or stock price changes and the ability to consummate simple transactions such as making airline reservations). Such changes are designed to further facilitate the command and control of the FreeAgent system by telephone and to further enhance FreeAgent's functionality and services.

      o through the Company's 80.4%-owned subsidiary, Exodus Technologies, Inc. ("Exodus"), a proprietary application remoting software, marketed as NTERPRISE(TM), which, when combined with a multi-user enabling software "kernal" that modifies certain source code instructions in the Windows(TM) operating system, allows users to run Windows(TM) application server software programs designed for the Microsoft(TM) Windows NT(TM) operating system on users' existing Unix(TM) workstations, X-terminals and other X-windows devices, Macintosh terminals, Java-enabled network computers and legacy computers, which would otherwise not be Windows compatible or are incapable of running newer versions of Windows compatible software. The Company currently obtains a multi-user software kernal to support NTERPRISE(TM) from Prologue Software, SA of France ("Prologue") under a software license limited to WindowsNT(TM) in
            3.51 version and which
            expires as early as December 31, 1997. In September 1997, Microsoft Corporation announced that it would incorporate its own multi-user software in future versions of Windows NT(TM) and that only its Windows T.share client/server protocol and Citrix Systems, Inc. ICA application remoting software protocol will be supported in the initial releases of Windows NT 4.0 and 5.0 "Hydra" multi-user operating system products. In addition, Microsoft advised the Company that alternate multi-user and application server software protocols such as NTERPRISE(TM) would not be presently considered. Since its July 1996 acquisition of the Exodus technology, the Company has expended in excess of $6.0 million to develop and market its NTERPRISE(TM) products. As a result of these material adverse developments, the Company has significantly reduced its Exodus operations and is currently considering whether the Exodus protocols can be redesigned to support client computers that are alternatives to WindowsNT, such as Unix(TM) workstations, X-terminals and Java
            (TM) enabled computers. In the event that the Company is unable to develop an alternate non-Windows supported solution within the next three to six months, the Company will probably cease such efforts. The Company has written off the Exodus goodwill and its investment in the NTERPRISE(TM) products and system as at July 31, 1997. See "DESCRIPTION OF BUSINESS Significant Recent Developments" and MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

      o through the Company's wholly-owned subsidiary, InterGlobe Networks, Inc. ("InterGlobe"), providing network engineering, design and consultation services, network security, remote network management and monitoring as well as Intranet development. In November 1997, the Company entered into an agreement in principle to sell InterGlobe to a third party. In the event such sale is consummated, the Company expects to incur a loss of approximately $1.6 million in connection with its investment in InterGlobe and has accrued such loss at July 31, 1997.

      Each of the Company's technology businesses, other than the businesses conducted by TechStar and Hayden-Wegman, is in the early development stage, with aggregate revenues in the twelve months ended July 31, 1997 of approximately $2.5 million. TechStar, acquired in December 1996, has been in business since February 28, 1994, generated revenues of approximately $4.3 million and $3.8 million in the 12 months ended December 31, 1996 and the seven months ended July 31, 1997, respectively, and Hayden-Wegman, which has been in business for over 50 years, generated revenues of approximately $11.7 million and $11.2 million in the two years ended June 30, 1996 and June 30, 1997, respectively.

The Distribution Business

      The Company's distribution business consists of the sale, service and leasing, as a retail distributor, of light and medium-sized and heavy construction equipment, parts and other products manufactured principally by Case Corporation. Such distribution business operates through the Company's 56.6%-owned subsidiary, Western Power & Equipment Corp., a Delaware corporation ("Western"). Western principally operates as an authorized Case Corporation ("Case") dealer from 23 retail distribution operations owned by Western, all but two of which are located in facilities leased by Western from third parties, that are located in the states of Washington, Oregon, California, Alaska and Nevada. The Company believes (based on information provided by Case) that it is the largest independently owned Case dealer in the world. The construction equipment distributed by the Company is used in the construction of residential and office buildings, roads, levees, dams, underground power projects, forestry projects, municipal construction and other construction projects. Western earned net income of approximately $1.0 million on net sales of $148 million in fiscal year ended July 31, 1997, as compared to net income of approximately $2.0 million on net sales of $107 million in fiscal 1996. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Fiscal 1997 compared to Fiscal 1996."

      Western's strategy is to accelerate the growth of its distribution business through (i) seeking to acquire additional Case or other equipment retail distributorships, (ii) increasing sales revenues at existing locations, and (iii) the sale, lease and service of additional lines of construction equipment not manufactured by Case. See "THE DISTRIBUTION BUSINESS - Growth Strategy."

Acquisition Strategy

      Prior to January 1996, the Company operated a manufacturing business through two operating subsidiaries: (i) the National O-Ring division of American United Products, Inc., a California corporation ("AUP"), which manufactured and distributed standard-size, low cost synthetic rubber o-ring sealing devices for use in automotive and industrial applications and (ii) the Stillman Seal division of American United Seal, Inc., a California corporation ("AUS"), which specialized in the design, manufacture and distribution of rubber-to-metal bonded sealing devices for use in commercial, aerospace, defense and communications industry applications. On January 19, 1996, the Company sold all of the operating assets of its manufacturing business to Hutchinson Corporation (the "Hutchinson Transaction"). See "BUSINESS - History and Recent Acquisitions."

      Management of the Company carefully considered the best utilization of the cash resources that would result from consummation of the Hutchinson Transaction. It was determined that stockholder value would best be enhanced by directing the Company's future into the computing and telecommunications industries through the acquisition of proprietary technologies, unique niche software products and selective expertise marketable on a national scale. As a result, between May 1996 and April 1997, the Company acquired ConnectSoft, Inc., a Washington corporation ("Old ConnectSoft") and four additional businesses engaged in such industries, and has expended an aggregate of approximately $14.0 million of its capital resources in acquiring and providing ongoing working capital for these businesses. See "DESCRIPTION OF BUSINESS - History and Recent Acquisitions."

      Management of the Company believed that, in contrast to a basic manufacturing and distribution business, ownership of businesses engaged in the computing and telecommunications industries would have the potential to increase the market price for the Company's Common Stock to the significantly higher market values generally enjoyed by businesses involved in those industries. Management of the Company further believed that the computing and telecommunications industries are growth industries in which, although competitive, expanding opportunities for new technologies and products exist.

      In considering the acquisition of Old ConnectSoft (including its Exodus division), InterGlobe, Seattle OnLine and TechStar, management of the Company considered a number of factors which it deemed to be significant to its decisions to acquire these businesses, including:

      * the belief that Old ConnectSoft and Exodus had developed certain software products with substantial market potential and possessed personnel with significant engineering and programming talents;

      * the belief that Interglobe would provide the Company access into the communications and Internet industries;

      * the belief that Seattle On-line presented an attractive addition to the Interglobe business, in that the customers for whom Seattle On-line was developing Web sites and content for Internet commerce, were also potential customers of Interglobe's consulting business.

      * the belief that TechStar would provide a significant further step into the communications and telephony industries, insofar as the wireless communications industry served by TechStar was viewed as having significant growth potential.

      Prior to the acquisition of Old ConnectSoft, senior management of the Company had no expertise and little, if any, experience in the computing and telecommunications industries. In each acquisition subsequent to Old ConnectSoft, the Company's senior management relied, in large measure, upon the technical expertise and experience of certain executives of Old ConnectSoft, as well as other third parties, in the computer and telecommunications industries, in analyzing each prospective acquisition and its technology. All of these businesses were acquired, in part, because of the perceived expertise of the key operating personnel in the niche product and service markets served by such companies and the potential for growth which the Company believed could be realized by implementation of the Company's greater financial resources. A significant factor in the Company's acquisition strategy was to negotiate long-term employment arrangements with the pre-acquisition management of each acquired business, and to create incentives for continued support of such management personnel by granting them performance-based options to acquire Company Common Stock.

Strategic Goals

      The Company's entrance into the computer software and telecommunications industries has been difficult. See "DESCRIPTION OF BUSINESS - Significant Recent Developments." Since May 1996, the Company has experienced the adverse effects of (i) the extensive capital required to be invested in order to develop certain of the Company's technical businesses, (ii) the fact that software products developed to support only the Windows(TM) operating system are subject to changes in policies and strategic objectives of Microsoft, (iii) a lack of market demand for certain of these technologies, and (iv) the differing interests of certain key executives whose businesses were acquired. As such, the Company's initial acquisition program has evolved into a strategy of limiting the Company's resources and focus to a few select technologies, initially providing such operating technology businesses with the capital needed to develop a commercial base for their products or services, and then seeking to effect a strategic industry alliance coupled with adequate external financing. In furtherance of these goals, the Company:

      * significantly reduced the scope of its financial and development commitment to Exodus' NTERPRISE(TM) application server software in the face of Microsoft's recent announcements directing its support to the Company's competitor in initial future releases of Windows NT in 4.0 and 5.0 versions;

      * in August 1997, acquired control of IDF International, Inc. ("IDF"), a public company whose common stock is traded in the over-the-counter market "pink sheets." Prior to such transaction, IDF's sole business was its ownership of Hayden Wegman. Under the terms of the acquisition, the Company transferred, through a merger with an IDF acquisition subsidiary, 100% of the capital stock of TechStar to IDF in exchange for approximately 6.1 million IDF shares, representing approximately 58% of the outstanding IDF common stock. The Company believes that there are significant opportunities for growth in IDF's TechStar and Hayden Wegman businesses, both through the addition of new customers and acquisitions of complementary businesses, and intends to focus its business and financial resources on this segment of its technology businesses.

      * ceased substantially all efforts to produce and market the retail e-mail software products originally developed and operated by Old ConnectSoft, and elected to concentrate on the development of the FreeAgent(TM) software product first conceived and originated by certain Old ConnectSoft personnel in and subsequent to September 1996. In July 1997, Old ConnectSoft transferred all of the FreeAgent(TM) technology to Connectsoft. In September 1997, Connectsoft filed a registration statement with the Securities and Exchange Commission in connection with a proposed initial public offering of Connectsoft securities.

      * intends to support the continued growth of its distribution business conducted by Western through additional acquisitions and the opening of new locations for both Case construction and agricultural equipment and other brands of construction and agricultural equipment.

History and Recent Acquisitions

      The Company was initially organized as a New York corporation on June 22, 1988 under the name Alrom Corp., and completed an initial public offering of securities in August 1990. Effective on May 21, 1991, the Company acquired AUS and AUP which operated the manufacturing business. Prior to such acquisition, the Company had no operations. The Company effected a statutory merger in December 1991, pursuant to which the Company was reincorporated in the State of Delaware under the name American United Global, Inc.

      Effective June 1, 1992, through a wholly-owned subsidiary, the Company acquired substantially all of the assets of Aerodynamic Engineering, Inc. ("AEI"), a company engaged in the business of precision machining metal parts for the aerospace and defense industries, and certain assets owned and used by AEI. The Company sold the assets of its AEI subsidiary on April 29, 1994.

      Effective November 1, 1992, the Company's newly-formed Western subsidiary completed the acquisition from Case of $27.2 Million of new and used construction equipment inventory and parts inventory, and $4.5 Million of vehicles, tools, fixtures and other assets used in connection with seven separate Case retail construction equipment distribution operations located in the states of Washington and Oregon which are still owned and operated by Western.

      Effective September 10, 1994, Western purchased from Case two retail construction equipment distribution outlets located in Sparks, Nevada and Fremont, California. In December 1994, Western relocated the Fremont outlet to Hayward, California. Under the terms of the 1994 Case transaction, Western was obligated to open two additional distribution outlets in Northern California. In March 1995, Western opened a retail store in Santa Rosa, California.
In August 1995, Western opened a retail store in Salinas, California.

      In June 1995, Western completed an initial public offering of 1,495,000 shares of its common stock, which reduced the Company's interest in Western to 56.6%.

      In February 1996, Western acquired substantially all of the operating assets used by Case in connection with its business of servicing and distributing Case construction equipment at a facility located in Sacramento, California (the "Sacramento Operation"). The acquisition was consummated for approximately $630,000 in cash, $1,590,000 in installment notes payable to Case, and the assumption of $3,965,000 in inventory floor plan debt with Case and its affiliates.

      In June 1996, Western acquired the operating assets of GCS, Inc. ("GCS"), a California-based distributor of heavy equipment primarily marketed to municipal and state government agencies responsible for street and highway maintenance. The Company operates the GCS business from a location in Fullerton, California and from the Company's existing facility in Sacramento, California. The purchase price for the GCS assets was $1,655,000.

      In January 1997, Western acquired the operating assets of Sahlberg Equipment, Inc., a four-store Pacific Northwest distributor of construction equipment, for $5,289,616. The purchase price consisted of $3,844,152 in equipment inventory, $796,914 in parts inventory, $625,326 in fixed assets, and $23,224 in work-in-process. The majority of the purchase price was financed by the proceeds of two term loans from Case Credit Corporation.

      Western operates the Sahlberg business from four locations, 2 in Washington state, one in Oregon and one in Alaska, with all operations conducted from facilities leased from third parties.

      In January 1996, the Company and each of its AUG, AUP and AUS subsidiaries, sold all of the assets of its National O-Ring and Stillman Seal businesses comprising the manufacturing business of the Company to Hutchinson for $24,500,000, of which $20,825,000 was paid in cash and the aggregate $3,675,000 balance was paid by delivery of two 24-month non-interest bearing promissory notes due January 1998. The Hutchinson notes, which have been discounted for financial statement presentation by $172,000 at July 31, 1997, are guaranteed by Total.

      Effective as of July 31, 1996, the Company acquired, through a merger with an acquisition subsidiary of the Company consummated in August 1996 (the "ConnectSoft Merger"), all of the outstanding capital stock of Old ConnectSoft, a private company located in Bellevue, Washington, which provided a variety of computer software products and services. In connection with the ConnectSoft Merger, Old ConnectSoft shareholders received, on a pro rata basis, an aggregate of 976,539 shares of the Company's Series B-1 Preferred Stock (the "Preferred Stock"). Such Preferred Stock does not pay a dividend, is not subject to redemption, has a liquidation preference of $3.50 per share over Company Common Stock and votes together with the Company Common Stock as a single class on a one share for one vote basis. Each share of Preferred Stock is convertible into shares of Company Common Stock at the holder's option into a minimum of 976,539 shares of Company Common Stock and a maximum of 2,929,617 shares of Company Common Stock, based upon certain criteria. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Acquisition and Sale Transactions."

      Simultaneous with the completion of the ConnectSoft Merger, the Company transferred to Exodus the NTERPRISE(TM) application remoting software development initiated by Old ConnectSoft, in exchange for notes and 80.4% of the capital stock of Exodus. The balance of the Exodus shares are owned by certain existing and former employees of Exodus.

      At the time of the ConnectSoft Merger, in addition to the application remoting software development, Old ConnectSoft produced and marketed two retail software e-mail products. By the end of the second quarter of fiscal 1997, the Company determined that lack of customer demand for these products no longer warranted the expenditure of additional capital for ongoing marketing efforts and ceased producing these products. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Acquisition and Sale Transactions."

      In September 1996, the Company acquired InterGlobe. The InterGlobe shareholders received the aggregate sum of $400,000, plus an aggregate of 800,000 shares of the Company's Common Stock. The former stockholders of Interglobe also received four-year employment agreements with Interglobe and the Company pursuant to which they received seven-year options to purchase an additional aggregate 800,000 shares of Company Common Stock at an exercise price of $6.00 per share (the "Interglobe Options"). The Interglobe Options vest and are exercisable over the four fiscal years ending July 31, 2000, based on InterGlobe achieving certain pre-tax income and other factors. In addition, the Interglobe agreement provides that if the Company effects a public offering of Interglobe or a sale of Interglobe prior to July 31, 2000, the Interglobe stockholders may elect (but shall not be required) to exchange two-thirds of all Company securities received by them in the Interglobe Merger for an aggregate of 25% of the common stock of Interglobe owned by the Company prior to such transaction.

      In November 1996, the Company acquired the assets of Seattle OnLine, Inc. ("Seattle OnLine"), a company engaged in providing a regional Internet/Intranet telecommunication service in the form of high bandwidth Internet connectivity and hosting for businesses in the Pacific Northwest. The Company purchased the Seattle OnLine assets for the sum of $147,000 and 16,000 shares of the Company's Common Stock which were used to settle certain creditor claims. The Company also issued to the former stockholders of such corporation warrants to purchase an aggregate of 333,333 shares of the Company's Common Stock.

      Effective December 11, 1996, the Company acquired TechStar and issued to the former TechStar shareholders an aggregate of 507,246 shares of Company Common Stock, paid $780,000 in cash and delivered three year Company notes aggregating $600,000. In a related transaction, in April 1997 the Company also acquired Arcadia Consulting, Inc., a company formed by Solon L. Kandel for the purpose of providing consulting services to clients in the wireless telecommunications industry. The Company paid $220,000 and issued to Mr. Kandel 192,754 shares of Company Common Stock. Subsequent to such acquisitions, the former stockholders of TechStar publicly sold an aggregate of 331,346 of their 507,246 shares of Company Common Stock and Mr. Kandel publicly sold all of his 192,754 shares of Company Common Stock.

Significant Recent Developments

      Formation and Proposed Financing of Connectsoft

      Subsequent to the July 1996 acquisition of Old ConnectSoft, a newly formed division of Old ConnectSoft (the "FreeAgent Division") conceived and began the development of the FreeAgent(TM) technology. In April 1997, the FreeAgent Division commenced the development of a customized PC-based component of FreeAgent for Hewlett-Packard ("HP") under a software license agreement entered into in April 1997. The initial Japanese language version of this product was delivered in September 1997.

      The Company formed Connectsoft Communications Corporation ("Connectsoft") as a wholly-owned subsidiary in June 1997 for the sole purpose of acquiring all of the assets and properties of Old ConnectSoft relating to the FreeAgent software development. Effective as of July 31, 1997, Old ConnectSoft transferred to the Company all of its technology, assets and business relating exclusively to the development of FreeAgent, including the assignment of the HP software license agreement, subject to related liabilities (the "FreeAgent Assets"). At the same time, the Company agreed to forgive certain indebtedness and obligations of Old ConnectSoft prior to the date of such transfer other than liabilities, losses, debts, costs or claims arising out of the business operations of Exodus and its NTERPRISE(TM) application remoting software products. In addition, effective as of July 31, 1997, the Company transferred to Connectsoft all of the FreeAgent Assets in exchange for a $1,140,000 Connectsoft note, representing all but $1.0 million of the $2.14 million of cash advances made through July 31, 1997 by the Company in connection with the FreeAgent technology. The $1.0 million balance of such advances was converted into 100% of the Connectsoft common stock. The Company also agreed to indemnify and hold harmless Connectsoft from any liabilities or debts related to claims arising out of the business and operations of Old ConnectSoft prior to July 31, 1997, other than (i) the $1.14 million note, (ii) matters arising after September 1, 1996 and which are related solely to the FreeAgent Assets, and (iii) activities of Old ConnectSoft related solely to the development and utilization of the FreeAgent Assets.

      On September 4, 1997, Connectsoft filed a registration statement with the Securities and Exchange Commission relating to a proposed underwritten public offering of common stock of Connectsoft. Such registration statement has not yet become effective, and there can be no assurance that the proposed Connectsoft public offering will be consummated or, if consummated, that such offering terms will provide Connectsoft with sufficient capital to develop its FreeAgent product.

      Sale of Seattle On Line and Settlement of Claims of Former Seattle OnLine Principal Stockholder

      For the nine month period from November 1996 through July 31, 1997, Seattle OnLine generated revenues of $87,000 and incurred a net loss of $1,575,000. In October 1997, the Company sold certain assets of Seattle OnLine to Brigadoon.Com, Inc. ("Brigadoon"), an unaffiliated Seattle-based provider of Internet products and services, in consideration for $25,000 in cash and $50,000 of convertible preferred stock of Brigadoon. In August 1997, in connection with the settlement of an arbitration proceeding commenced by the former principal stockholder of Seattle OnLine against the Company in which such stockholder alleged wrongful termination of his employment and breach of contract, the Company agreed to pay such stockholder $1.5 million, of which $500,000 was paid in October 1997 and $1.0 million is due November 17, 1997. In addition, the Company issued 150,000 five year warrants exercisable at $6.25 per share. As part of the settlement, previously issued warrants to purchase 305,000 Company shares were canceled. See "LEGAL PROCEEDINGS."

      Transactions regarding InterGlobe

      For the nine months ended September 30, 1996 InterGlobe generated revenues of $1,111,000 and had net income of $407,000, as compared to net revenues of $1,041,000 and net losses of $2,224,000 (including $1,600,000 of writeoffs of investment and goodwill) for the ten months ended July 31, 1997. In November 1997, the Company entered into a letter of intent to sell InterGlobe and the Company's network operation center ("NOC") business to Brigadoon for $1.5 million in cash and $750,000 of securities of Brigadoon. See "THE TECHNOLOGY BUSINESS - Internet Engineering Design and Consulting."

      On November 4, 1997, Artour Baganov, the former principal stockholder of InterGlobe, tendered his resignation as a member of the Board of Directors of the Company and InterGlobe. The Company and InterGlobe subsequently reached an agreement in principle with Mr. Baganov under which such stockholder agreed to terminate his employment agreement with InterGlobe, including the cancellation of up to 692,000 performance options issuable under certain circumstances. In consideration, the Company and InterGlobe agreed to pay Mr. Baganov an aggregate of $300,000 in January 1998 in full settlement of obligations under his employment agreement and released such stockholder from his non-competition agreement with InterGlobe, subject to the condition that Mr. Baganov neither solicits nor does business with any third party who was a customer of InterGlobe during the 120 day period immediately prior to the date of termination of their employment. Mr. Baganov also agreed to vote his 692,000 shares of Company Common Stock in favor of management's nominees for election to the Company's Board of Directors at the next annual stockholders meeting to be held in January 1998. A definitive written agreement with Mr. Baganov has not, as yet been entered into and there is no assurance that the Company or InterGlobe will effect such settlement.

      Two other former stockholders of InterGlobe, who collectively own approximately 102,000 Company shares, had previously resigned as InterGlobe employees and their employment agreements were cancelled.

      Transaction with TechStar

      In August 1997, the Company sold TechStar to IDF, pursuant to an agreement and plan of merger, dated July 31, 1997, among the Company, TechStar, IDF and an acquisition subsidiary of IDF (the "IDF Merger Agreement"). Upon consummation of the transaction, the Company received 6,171,553 shares of IDF common stock, representing approximately 58% of the fully diluted outstanding IDF common stock, as a result of which, for accounting purposes, the Company was deemed to have acquired IDF. Solon L. Kandel, Sergio Luciani and Simontov Moskona, the senior executive officers of TechStar, received three year options to purchase an aggregate of 856,550 shares of IDF common stock (the "IDF Options"), representing approximately an additional 8% of such fully diluted outstanding IDF common stock. In connection with the transaction (i) all options granted by the Company under their employment agreements entitling Messrs. Kandel, Luciani and Moskona to purchase an aggregate of 780,000 shares of Company Common Stock (subject to achievement of certain financial performance targets), and all related 120,000 performance options held by other TechStar employees, were canceled, (ii) each of Messrs. Luciani and Kandel tendered their resignations as directors of the Company, and (iii) Messrs. Luciani, Moskona and Kandel utilized $600,000 of the net proceeds from the sale of their Company shares to invest in convertible securities of IDF.

      Messrs. Kandel, Luciani and Moskona are currently the senior executive officers of IDF and have each entered into employment agreements with IDF expiring November 30, 2000. Pursuant to such agreements, Messrs. Kandel, Luciani and Moskona are entitled to receive, in addition to their base salaries and annual bonuses, IDF Options which vest based upon IDF and its consolidated subsidiaries, including TechStar and Hayden Wegman, achieving all or certain pro-rated portions of annual pre-tax income targets in each of fiscal years ending July 31, 1998, 1999 and 2000. In the event that any or all of such IDF Options do not vest, the number of shares of IDF common stock that would have been issued upon the exercise of such unvested IDF Options shall be issued to the Company as additional merger consideration. The terms of such vesting arrangements are similar to those negotiated directly between the Company and the senior TechStar management in December 1996.

      Messrs. Robert M. Rubin and Lawrence Kaplan, the Chief Executive Officer and Chairman of the Board and a Director of the Company, respectively, are also principal stockholders and members of the board of directors of IDF. Prior to consummation of the transactions contemplated by the IDF Merger Agreement (i) Mr. Rubin converted an $800,000 loan previously made to IDF into convertible preferred stock convertible into an additional 400,000 shares of IDF common stock, and (ii) through GV Capital, Inc., an affiliate of Mr. Kaplan, IDF sold $3.0 million of its five year notes convertible into IDF common stock at $1.25 per share, including $600,000 of such notes sold to Messrs. Kandel, Luciani and Moskona. Mr. Kaplan's affiliate received separate compensation for acting as placement agent in connection with such private offering of IDF securities.

      Adverse Developments Concerning NTERPRISE(TM) Application Server Software

      In order for the Company's application server software to be commercially offered with the Windows(TM) operating system, the Company must directly or through a third party obtain a license or other authorization from Microsoft. The Company believes that Citrix Systems, Inc. ("Citrix") and Prologue are the only corporations with direct access to the Windows source code, and such corporations possess rights to develop and distribute multi-user software derived from such source code through direct licenses with Microsoft. The Company currently obtains the multi-user software kernal to support NTERPRISE(TM) from Prologue under a software license limited to WindowsNT(TM) in
3.51 version and which expires as early as December 31, 1997. Approximately nine months ago Microsoft publicly announced that it intended to directly offer multi-user capability in its future versions of the Windows NT(TM) operating system. In September 1997, Microsoft announced that it would incorporate its own multi-user software in future versions of Windows NT(TM) and that only its Windows T.share client/server protocol and the Citrix ICA application remoting software protocol will be supported in the initial releases of Windows NT 4.0 and 5.0 "Hydra" multi-user operating system products. In addition, Microsoft advised the Company that alternate multi-user and application server software protocols such as NTERPRISE(TM) would not be presently considered.

      Since its July 1996 acquisition of the Exodus technology, the Company has expended in excess of $6.0 million to develop and market its NTERPRISE(TM) products. As a result of these material adverse developments, the Company has significantly reduced its Exodus operations and is currently considering whether the Exodus protocols can be redesigned to support client computers that are alternatives to WindowsNT, such as Unix(TM) workstations, X-terminals and Java(TM) enabled computers. In the event that the Company is unable to develop an alternate non-Windows supported solution within the next three to six months, the Company will probably cease such efforts and sustain a total loss of its investment in the NTERPRISETM products and system. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

      Loss in Connection with ERD Credit Guaranty

      In September 30, 1997, ERD Waste Corp. ("ERD") filed for reorganization under Chapter 11 of the federal bankruptcy laws. In May 1996, the Company had provided ERD with a $4.4 million standby bank letter of credit in favor of Chase Bank (formerly, Chemical Bank), a senior secured creditor of ERD. In addition, in February 1997, the Company advanced $500,000 in cash to ERD. Robert M. Rubin, the Chairman and Chief Executive Officer of the Company is also a principal stockholder and Chairman of ERD. On October 29, 1997, Chase Bank drew on the Company provided letter of credit. As a result, the Company became directly liable to Northfork Bank, the issuer of the letter of credit, for the $4.4 million amount of such draw; and on October 31, 1997 retired such obligation. Although the Company is now a creditor in the ERD reorganization, holding approximately $5.0 million of claims and holds a lien on certain ERD assets, by reason of the affiliation of Mr. Rubin with both corporations, it is possible that such lien will not be sustained in the reorganization proceeding; in which event the Company will be a general unsecured creditor of ERD. Although the Company does not believe that Chase Bank acted in a commercially reasonable manner and is currently considering its legal options, as a result of the foregoing development, the Company recorded a $5.0 million net loss in connection with the ERD transaction for the year ended July 31, 1997. Mr. Rubin has personally guaranteed $1.6 million of this amount. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "MANAGEMENT- Compensation Committee Interlocks and Insider Participation."

THE TECHNOLOGY BUSINESS

Products and Services

    Wireless Telecommunication Services

      TechStar provides consulting services to clients involved in a variety of wireless communications (cellular telephone) applications. TechStar offers a variety of turnkey solutions, including site acquisition, zoning and permitting services to facilitate the location of a wireless network broadcasting system, architectural and engineering services related to the design, development and construction of wireless communications network facilities, management of wireless network sites, and general management of wireless communications network projects.

      TechStar locates appropriate sites for the construction of a wireless network broadcasting system, represents the client in negotiations with the owner-landlord and provides a comprehensive preliminary site report including photographic survey, preliminary zoning analysis and access and service availabilities. Site zoning and permitting services include: obtaining FAA clearing filings and preliminary site plans; obtaining zoning and permitting applications and approvals; preparation of supporting materials for presentation at public hearings; preparation of final site plans and obtaining construction permits. Architectural and engineering services provided include the conduct of site feasibility studies; providing preliminary cost estimates; development of architectural, structural, mechanical and other construction site drawings, plans and specifications (including cable and tray routing); determining of electrical requirements; structural analysis of parapets, roofs, towers, watertanks and other structures; design of heating and air conditioning systems; topographic surveys; soil investigation and reports; and furnishing final "as built" drawings and plans.

      TechStar typically services wireless communications carriers. These carriers need to develop or enhance a network of radio links (sites), to allow for seamless communications coverage in a particular FCC licensed geographical area. Cellular, paging and dispatch services licenseholders are in the process of completing their network coverage or enhancing their existing network to remain competitive with new market entrants. Although these licenses are up to 13 years old, these systems are still incomplete, particularly in suburban and rural areas. Over the past two years, new carriers acquired various licenses from the FCC. Some of these licenses were issued for the development of networks commonly referred to as personal communications systems, or "PCS," and are currently in the process of being developed. PCS carriers must complete their systems quickly and through a massive build plan, attempt to compete with existing carriers. Many initial markets have launched or are close to launching. Many other licenseholders have not even begun to develop their systems due to financial constraints, limits on foreign investment, changes in the availability of financing through capital markets and other forces. These holders are currently awaiting decisions from the FCC regarding the potential restructuring of their license fee payments and other modifications. Regardless of the outcome, competition remains heavy, with some markets, such as Washington D.C., hosting as many as five major operating carriers.

      Internationally, wireless networks are developing at a rapid pace and liberalization processes are at various stages of implementation, providing a significant market opportunity in the near future. Some countries, including in Eastern Europe, see wireless communications as a much cheaper method of building a telecommunications infrastructure as opposed to landline communications. As such, governments in such countries encourage the deployment of wireless communications systems.

      The Company believes, based on telecommunication industry sources, that over the next 10 years up to 100,000 sites will have to be developed in the United States alone. Although TechStar faces fierce competition, the Company believes that TechStar has positioned itself as one of a few consulting and engineering service providers capable of offering turnkey services within one organization. TechStar's primary competition consists of approximately 20 companies, of which approximately half are represented by the telecommunications divisions of large engineering firms such as Flour-Daniels and Bechtel. Other competitors include well established independent consulting and engineering firms such as SBA, Inc., Georon & Company, Entel Communications and Whalen and Associates.

      With over 45 architectural, engineering and other professional employees, TechStar has rendered or is rendering continuing services for clients such as AT&T Wireless Communications, Bell Atlantic, Bell South Mobility, Shenandoah Mobile Company, Trammel Crow/LCC, Nextel Communications and Vanguard Cellular.

      TechStar contracts for its site location and other services with AT&T Wireless Communications under one year agreements, most of which expire December 31, 1997. For the twelve months ended December 31, 1996, revenues from AT&T Wireless Communications accounted for over 95% of TechStar's revenues, and are expected to represent approximately 50% of such revenues in calendar 1997. As the AT&T Wireless initial market buildouts reach completion in early calendar 1998, TechStar's revenue from this customer will decrease significantly. As a result it is not anticipated that revenues from AT&T Wireless Communications will be as material in fiscal 1998.

      During the fiscal year ended July 31, 1997, in addition to AT&T Wireless, TechStar obtained contracts to perform site location, architectural and engineering services for Nextel Communications, Omnipoint Communications and Bell Atlantic/Nynex Mobile. The Company estimates that revenues from these new contracts will be approximately $8.0 million over the twelve months ending July 31, 1998. TechStar is currently negotiating contracts with other customers from which it anticipates 1998 revenues of approximately $1.0 million.

   General Engineering Services

      Hayden Wegman, headquartered in New York City, with offices in Boston, Massachusetts, Buffalo, New York and Parsippany, New Jersey, provides general engineering services to both municipalities and private companies. Established in 1931, Hayden Wegman has developed a strong reputation and provides (i) infrastructure design, environmental, construction managment and refurbishment services on bridges, tunnels, roads, piers, marinas, garages, pumping and electrical stations and solid waste facilities, office buildings, planned unit developments and other development projects. Current clients, include state and local Department of Transportation units and general service administrations, the United Nations, AT&T, the Museum of Natural History, utility companies and private developers.

   FreeAgent Software

      FreeAgent is designed to unify communications into a single message box, allow access to that message box through any telephone or online computer, and apply advanced autonomous software processes (known as agentry) to the data flowing in and out of the message box for the purpose of automating communications and otherwise assisting the user in managing communications. FreeAgent is designed to integrate e-mail, voice mail, facsimile, paging, content from the World Wide Web (the "Web") and potentially any other digital data from the Internet, enterprise intranets, private branch exchange ("PBX") telephone systems and the public switched telephone network ("PSTN"). FreeAgent is capable of applying advanced media transformation processes (such as text-to-speech conversion), advanced user interface technologies (such as limited speech recognition), and specified agentry processes (such as automated message and information monitoring), so that a person can send or receive a message between most currently used communications media, using any wireline or wireless telephone on PBX or PSTN systems or any personal computer ("PC") on the Internet or an intranet. For example, e-mail sent from a PC can be heard as voice mail on a telephone and voice mail sent by telephone can be received and listened to on a computer. Similarly, content on Web pages can be listened to on a telephone, as well as read on a computer. FreeAgent, which was previewed at the Internet World Summer trade show in July 1997, is expected to be commercially released in February 1998. Connectsoft has developed a customized PC-based component of FreeAgent for the Inkjet Printer Division of Hewlett-Packard Company ("HP") which was shipped in September 1997. As part of the continuing development of FreeAgent, Connectsoft intends to incorporate natural language understanding (the ability to convert the spoken word to commands) and additional agentry functions (such as automated notification of urgent messages or stock price changes and the ability to consummate simple transactions such as making airline reservations). Such changes are designed to further facilitate the command and control of the FreeAgent system by telephone and to further enhance FreeAgent's functionality and services.

      FreeAgent is intended to allow users to control their communications through either a PC connected to the Internet or a telephone, according to their own preferences independent of how a communication was originally sent. When accessing FreeAgent from a PC, the user is presented with the user interface of the Hyper Text Markup Language (HTML) client application. An on-screen interface for command and control of FreeAgent functionality is accessible from within this application. All voice, facsimile, page and e-mail messages are displayed individually on the user's PC. As currently designed, messages in the universal message box can be viewed and/or listened to (depending upon the type of message), forwarded to individuals or broadcast to groups. Messages will be delivered over the Internet. FreeAgent enables access to its universal message box from any Microsoft Windows or Apple Macintosh computer by supporting Internet-based massaging programs such as Microsoft Outlook Express(TM), Netscape Navigator(TM) and NovitaMail(TM).

      With FreeAgent's telephone interface, a user will be able to access the same message box through a telephone. Using telephone keypad commands (and in future generations of FreeAgent, natural voice commands), a user will be able to send, forward and broadcast messages to individuals or groups. An individual may also retrieve e-mail or access up to 98 personal Web page addresses that have been assigned numbers from 1 to 98, called bookmarks. One of these bookmarks can be a Web search engine, to allow the user to look for information on additional Web sites. When a user selects an e-mail message or Web page, FreeAgent's agents will strip out irrelevant information, such as HTML coding, and translate the text to speech. The message or Web page is then read to the user in a normal speech pattern. In doing so, the user has the ability to listen to the e-mail and implement full, standard voice mail usage functionality (e.g., save, delete, forward, etc.).

      Descriptions of the current capabilities of FreeAgent are illustrated below:

      o A salesperson has 15 minutes before boarding her plane. She dials her FreeAgent number; listens to the latest news release from the Web site of the client she is traveling to meet; uses a web search engine to locate a restaurant appropriate for her dinner meeting and has FreeAgent dial through to the restaurant so she can make a reservation. She listens to her e-mail and dictates answers. Next telephone break, she will check the World Wide Web for news on her industry and her investments. In her hotel room tonight, she will log in with her laptop computer, go to her FreeAgent message box and handle any new communications.

      o A successful, non-computer literate entrepreneur tried briefly to learn to type but abandoned computing to his assistant. With FreeAgent, instead of having to rely on his secretary to help him with his e-mail, he listens to it on a telephone and can respond immediately with the response appearing as a voice attachment to the sender's e-mail. He can forward certain messages to print out on his facsimile machine. He is also able to check a series of key web sites that track his industry day to day and even hour to hour. When he's out of the office, his secretary uses her computer to send communications to his message box, so he can handle them overnight.

      o A salesman is driving between appointments. Previously he would obtain new product and pricing information by calling in and attempting to reach the appropriate person. With FreeAgent, he uses his car phone to dial in directly to his company's intranet, from which all sales information is read to him instantly. He can select web data to be forwarded to him as fax or e-mail. He used to handle all his e-mail at night in his hotel room. Now he listens to it and responds while traveling between appointments, cutting down the time he spends online at night, and accordingly increasing productivity and decreasing expenses.

      o A company installs FreeAgent for customer support. It no longer has to maintain separate voice, fax, e-mail and Web-based help systems. It maintains only the web site. Customers who phone in are able to hear the information read to them off the web site and even have it faxed or e-mailed to them. The company saves time and money and provides more accurate, timely customer support. The company also has established its personnel systems (health insurance, vacations, attendance, company news) on its intranet. Most of its employees do not have computers at home, but still have full access to company information. Those with computers can use their browsers to access the same information.

      The Company expects to commercially release FreeAgent in February 1998. A customized PC-based component of FreeAgent has been developed for HP and was released in September 1997.

      The demand for communications services has grown rapidly in recent years, driven by advancing technologies and an increasingly mobile society. Response to this demand has resulted in a fragmented, device dependent environment in which individuals requiring access to multiple communications services such as paging, voice mail, e-mail, facsimile and online information must use a multitude of communications devices, work across a number of interface protocols and manage a large number of service providers, which is generally cumbersome and expensive. In addition, many individuals do not have access to dedicated information management systems or to administrative support to process and manage all of the information available. FreeAgent has been designed to address these problems.

      Connectsoft intends to license FreeAgent to telecommunications companies, large Internet service providers, and multinational distributors of telecommunications technologies to large enterprises . To meet the needs of these potential customers, FreeAgent has been designed as an open, scalable and extensible system that can be readily integrated with existing systems, scaled to serve tens of thousands of customers, and can be readily modified in the future to accommodate new subsystems and technologies. This is achieved through FreeAgent's system architecture, which is comprised of three key subsystems. The first subsystem, a unified messaging platform, provides for sending and receiving most forms of digital data from a single user interface (such as a telephone or PC). The second subsystem, enabled by a proprietary technology licensed exclusively for telecommunications applications from Data Connection Limited, provides for real time access by telephone to Internet data, such as textual e-mail and Web content. Agents in the current version of the FreeAgent system are capable of performing tasks such as message and information monitoring, conversion (such as text to speech), message forwarding, and foldering (the organization of data into easily accessible files). The first two subsystems will be incorporated into the FreeAgent product expected to be delivered in February 1998.

      The third subsystem, Open Agent Architecture ("OAA"), is being co-developed with the Artificial Intelligence Center of SRI International, Inc. (formerly Stanford Research Institute). The OAA system, if successful, would represent a fundamental breakthrough in the way new software functions are integrated with existing programs and would permit FreeAgent to easily incorporate new agentry functions designed by Connectsoft and/or third parties. Connectsoft believes that technological advances will permit the development of agents which would be able to search a variety of digital networks for pre-specified data, execute transactions in accordance with pre-specified directions (such as automated notification of urgent messages, stock price changes, or the consummation of simple transactions such as making airline reservations) and notify the user that these objectives have been accomplished. Connectsoft believes that the successful development of OAA technology will enable

FreeAgent to operate as a virtual executive assistant in processing, managing and automating a user's communications.

      Connectsoft believes that only a few companies are currently marketing a network-based system with a potential functionality similar to FreeAgent. FreeAgent is being designed to possess the following features:

      o     communications unified in a universal message box;

      o universal access to the message box through either an online PC or a telephone on a PBX or PSTN system;

      o application of advanced autonomous software processes (agentry) to the data flowing in and out of the message box;

      o open, modular system architecture to facilitate integration with the existing systems of its potential customers and to permit the use of readily available third-party hardware and software ("best of breed" componentry);

      o scalability to enable the system to be used by tens to tens of thousands of users concurrently;

      o open systems design to allow for future enhancement of the system without requiring system redesign, reintegration of existing hardware or software, or interruption of service;

      Connectsoft's primary marketing strategy is to establish strategic and licensing relationships with telecommunications companies and large Internet service providers in the United States, Europe and the Pacific Rim that could offer their customers a range of FreeAgent's basic and optional communications features as premium monthly fee services. FreeAgent is designed to be capable of integrating telecommunications services offered by a single provider, or by multiple providers, subject to arrangements with such third party providers. Connectsoft also intends to market FreeAgent to multinational telecommunications technology vendors for distribution to large enterprises. Connectsoft is also targeting computer and printer manufacturers, which could incorporate a customized PC-based component of FreeAgent, such as the one developed for HP, into their own proprietary products. Through these potential marketing channels, Connectsoft anticipates entering into arrangements pursuant to which it would install, upgrade and maintain FreeAgent in exchange for license fees and/or a share of monthly premium and usage fees.

      Connectsoft has developed a customized PC-based component of FreeAgent for HP. Pursuant to a software license agreement entered into in April 1997 and amended August 1997, Connectsoft delivered a beta version of its software to HP in May 1997, and expects to deliver a commercial production version of such software by the end of 1997. This product is being branded as Hewlett-Packard Internet Direct ("HP Direct") and is expected to be delivered with new HP inkjet printers, printer driver software and HP's Pavilion line of PCs. It is also expected that HP Direct will be available to download, as freeware, from HP's World Wide Web site. With HP Direct, users can configure their PCs to automatically go on line, download and print priority e-mail, and then go off-line. Through July 31, 1997, Connectsoft has received from HP $750,000 in license fees and expects to receive an additional $550,000 based on timely delivery and acceptance of the commercial production version of the software, as well as on-going support services. HP has also requested Connectsoft to perform additional engineering work for a Japanese language version of HP Direct, which was completed in September 1997, for which Connectsoft expects to receive an additional $112,000.

      Connectsoft's objective is to become a leader in the development of unified, intelligent communications systems. Connectsoft intends to pursue this objective by (i) accelerating its marketing and sales activities, in both the United States and abroad, by targeting and forming strategic relationships with telecommunications companies, large Internet Service Providers, and vendors of telecommunications technologies to major enterprises, representing channels into millions of potential end-users, (ii) licensing additional third-party software to enhance its system,
(iii) broadening Connectsoft's engineering efforts to develop additional capabilities of FreeAgent and (iv) pursuing strategic acquisitions of selected technologies or businesses to add value to Connectsoft's communications system in the telecommunications and Internet service or vendor industries.

   Application Server Software for Multi-User Applications

      The Company has designed and developed proprietary software, marketed as NTERPRISE(TM), which allows users to run Windows(TM) application server software programs designed for the Microsoft(TM) Windows NT(TM) operating system developed by Microsoft on (i) users' existing Unix(TM) workstations, X-terminals and other X-windows devices, Macintosh terminals and Java-enabled network computers, which would otherwise not be Windows compatible, and (ii) on older versions of Windows compatible workstations which are otherwise incapable of running newer versions of Microsoft compatible software, such as Office 95(TM) or Lotus Notes(TM). Centralizing applications at the server level by using NTERPRISE(TM) lowers the cost of a business' operating systems by avoiding the necessity of installing and maintaining separate applications and operating system software at each individual workstation, extends the useful life of older workstations and PCs and provides greater management and control over operating system and application software. Designed to replicate the look and feel of Windows applications in substantially all respects, NTERPRISE(TM) supports substantially all Windows NT(TM) applications and permits direct interface between the Windows application server software operating system and specific Windows(TM) applications and non-Windows(TM) enterprise mission critical applications.

      For the year ended July 31, 1997, the Company invested in excess of $6.0 million in the development of NTERPRISE because it believed that the NTERPRISE product possessed certain significant advantages over other competing technology, in that:

      * NTERPRISE would enable users in a multi-platform environment to utilize the actual Windows NT(TM) operating system rather than a replacement proprietary server operating system;

      * NTERPRISE provides scalability, having been designed to maintain a high level of performance even as the number of users connected to the NTERPRISE system is increased;

      * NTERPRISE has multi-window capabilities (a separate window for each Windows(TM) application) that provide a familiar and easy to use Windows NT(TM) working environment;

      * NTERPRISE runs on several different server platforms, such as Intel's Pentium Pro(TM). Digital Corporation's Alpha Server and Motorola's and IBM's Power PC(TM);

      * NTERPRISE resides entirely on a central application server and, in most instances, does not require loading client software or hardware modules in the users' desktop machines; and

      * NTERPRISE can be used to run Windows including applications on a number of client platforms, including Unix workstations, inexpensive X-Terminals, Macintosh computers and Java(TM) enabled network computers, or even outdated desktop platforms such as 286- and 386-based personal computers.

      In October 1996, NTERPRISE(TM) was awarded the "Unix/Windows NT Technical Award" by Windows NT Magazine at the Unix Expo trade show in New York, and, in November 1996, was named as a finalist for BYTE Magazine's "Best of COMDEX, Best Connectivity" award at the 1996 annual COMDEX computer show in Las Vegas, Nevada.

      As a result of Microsoft's recent decision to limit support in the initial releases of future WindowsNT(TM) 4.0 and 5.0 operating system products to Microsoft's own T share client/server multi-user protocol and Citrix's ICA application remoting software protocol, the business prospects of Exodus and its NTERPRISE(TM) product has been materially and adversely affected. In October 1997, the Company elected to reduce Exodus' staff from a total to 23 employees to 10 technical personnel and concentrated all current activities toward engineering changes in its application server product in an effort to adapt NTERPRISE for use with the Windows "Hydra" operating systems without Microsoft's support. Any costs associated with these efforts will be expensed in fiscal 1998. In addition, the Company will analyze the feasibility of seeking to provide customers with protocols or support for client computers which are alternatives to those supported by Microsoft, such as Unix(TM) workstations, X-terminals and Java(TM)-enabled computers. There can be no assurance that the Company will be able to adapt NTERPRISE(TM) for use with "Hydra" or effectively provide protocols or support to non-Windows computers. In the event that the Exodus group is unable to achieve positive results within the next three to six months, it is likely that the Company will cease operations of this business unit or attempt to sell the technology. The Company has written off all goodwill and investment in Exodus and the NTERPRISE(TM) product. See "DESCRIPTION OF BUSINESS Significant Recent Developments" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Fiscal 1997 Compared to Fiscal 1996."

   Internet Engineering, Design and Consulting

      Through its acquisition of InterGlobe, the Company provides network system implementation and consulting for corporate Intranet and Internet communications systems. Services and software provided by InterGlobe include network design and management for businesses and individuals with obsolete or deficient network structures, and custom built intranet systems.

      The rapid advance of network systems necessitates a comprehensive solution to obsolescence which includes evaluation, network design and implementation for functional effectiveness. In addition to managing a NOC located in Seattle, Washington, InterGlobe has recently commenced providing consulting services for Compuserve Incorporated, which includes building a NOC in Columbus, Ohio and providing ongoing support services for the facility. Compuserve is a major online service providing business network and Internet access to its subscribers. InterGlobe provides ongoing technical support with automatic and remote monitoring for its network design systems.

      InterGlobe also develops custom built Intranet systems designed for corporate clients, who desire access to a paperless intra-office and external communications e-mail system. Its current major customer is the Eddie Bauer Inc. retail chain. InterGlobe also provides specialized Internet and Intranet consulting services for corporate clients. Its customers include GE Capital Corporation, US West, The American Automobile Association and Hewlett Packard Corporation.

      For the ten months ended July 31, 1997, InterGlobe generated revenues of $1,041,000 and incurred a net loss of $2,224,000 (including the writedown of goodwill and investment totalling $1,600,000), as compared to net revenues and net income of $1,111,000 and $407,000, respectively, for the nine months prior to its sale to the Company. In November 1997, the Company entered into a letter of intent to sell InterGlobe and the Company's NOC business to Brigadoon.com, Inc., a Seattle-based company providing Internet products and services, including Internet access accounts, Internet and World Wide Web content, proprietary software and a line of multi-protocol computer network bridge/routers. If consummated, the contemplated transaction will result in the Company's receipt of $2.25 million, payable $1.5 million in cash and $750,000 by delivery of shares of convertible preferred stock of the purchaser.

   Regional Internet Service

      The Company's Seattle OnLine subsidiary was engaged in the production of regional Web-sites, Internet marketing and management of corporate Inter/Intranet sites. Seattle OnLine ceased operations in August 1997 and was sold to Brigadoon.com, Inc. in October 1997.

Sales and Target Markets

      Connectsoft's marketing and sales strategy has several components. Its primary marketing strategy is to establish strategic and licensing relationships with telecommunication companies and Internet service providers, as well as on-line service providers, on-line content providers and direct Internet marketing companies, who could offer to their customers a range of FreeAgent's basic and optional communications features as premium monthly fee services. FreeAgent can be integrated into the switching operations of telecommunication companies, where so-called intelligent network service switching points, service control points and intelligent peripherals are found. FreeAgent can also be integrated into the local area networks of an ISP's access operations, where access servers, routers and various massaging and content servers are found. Connectsoft believes that both telecommunication companies and ISPs are increasingly seeking sources of additional premium revenue, as well as a competitive advantage through value-added services for attracting and retaining customers. These marketing efforts are currently focused in the United States, Europe and the Pacific Rim.

      The second component of Connectsoft's marketing and sales strategy includes targeting computer and printer manufacturers who could incorporate a customized PC component of FreeAgent, into their own proprietary products under their brand name. The first step in this strategy was to establish a relationship with a major computer and printer channel, which Connectsoft accomplished in April 1997 when it entered into a software license agreement with HP. Connectsoft believes that additional opportunities are available to package and market commercially branded versions of FreeAgent in connection with the development of strategic alliances with partners who are computer and printer manufacturers, retail advertisers, direct marketers, online content providers and organizations employing intranets and extranets and which can benefit from providing its customers, business partners or employees the ability to automatically download, filter, process and print messages or other data.

      Another component of Connectsoft's marketing and sales strategy includes targeting large enterprises. FreeAgent is designed to integrate the PBXs and intranets of enterprises to provide the same unified, intelligent communications services that will be offered to end-users by telecommunication companies and ISPs.

      Connectsoft plans to use its internal direct sales force to support its relationships with telecommunications companies and Internet service providers, as well as to take advantage of independent direct sales opportunities with industry vendors. Connectsoft anticipates fielding a direct sales force of five by December 1997, one of whom will be focused on international markets. Connectsoft anticipates that it may, in the future, augment its internal sales force with the services of independent sales representatives. Connectsoft also intends to distribute FreeAgent through OEM agreements with hardware manufacturers, similar to its agreement with HP.

      Currently, Connectsoft's principal means of conducting its sales efforts is through trade show attendance and holding seminars to demonstrate FreeAgent to potential customers. Connectsoft is also attempting to develop relationships with other product vendor "partners" capable of encouraging their customers to purchase FreeAgent in conjunction with their own products on the basis that overall system or product performance will be enhanced. Connectsoft would assist these partner-vendors by determining the configuration of FreeAgent that will deliver optimal service performance along with the partner-vendor's products.

      TechStar provides its wireless telecommunications services primarily to world-wide telecommunications companies and Hayden/Wegman provides its engineering services primarily to the public sector as well as large companies. Business is generated through a combination of personal contacts, responding to requests for bids and the reputation of both TechStar and Hayden/Wegman.

      In view of the current uncertainty surrounding the viability of the Company's NTERPRISE application remoting software, active marketing efforts for this product have been suspended pending the results of the ongoing engineering and development efforts.

                           THE DISTRIBUTION BUSINESS

General

      Western is engaged in the sale, rental and servicing of light, medium-sized and heavy construction equipment, parts and related products which are manufactured principally by Case. The Company believes, based on the number of locations owned and operated, that Western is the largest independent dealer of Case construction equipment in the United States. Products sold, rented and services by Western include backhoes, excavators, crawler dozers, skid steer loaders, forklifts, compactors, log loaders, trenchers, street sweepers, sewer vacuums and highway signs.

      Western operates out of 23 retail distribution facilities located in the States of Washington, Oregon, Nevada, California and Alaska. The equipment distributed by Western is furnished to contractors, government agencies, and other customers, primarily for use in the construction of residential and commercial buildings, roads, levees, dams, underground power projects, forestry projects, municipal construction and other projects.

Growth Strategy

      Western's growth strategy focuses on acquiring additional existing distributorships, opening new locations and increasing sales at its existing locations.

      As opportunities arise, Western intends to make strategic acquisitions of other authorized Case construction equipment retail dealers located in established or growing markets, as well as of dealers or distributors of industrial or construction equipment, and related parts, manufactured by companies other than Case.

      In addition to acquisitions, Western plans to grow by opening new retail outlets. The strategy in opening additional retail outlets has been to test market areas by placing sales, parts, and service personnel in the target market. If the results are favorable, a retail outlet is opened with its own inventory of equipment. This approach reduces both the business risk and the cost of market development.

      The third aspect of Western's growth strategy is to expand sales at its existing locations in three ways. First, Western will continue to broaden its product line by adding equipment and parts produced by manufacturers other than Case. Western has already added to its inventories products produced by quality manufacturers such as Dynapac, Champion, Link-Belt, Takeuchi, Tymco, Vactor, and Kawasaki. Second, Western will seek to increase sales of parts and service--both of which have considerably higher margins than equipment sales. This growth will be accomplished through the continued diversification of our parts product lines and the servicing of equipment produced by manufacturers other than Case. Third, Western plans to further develop its fleet of rental equipment. As the cost of purchasing equipment escalates, short and long-term rental will become increasingly attractive to the Company's customers. Management anticipates that rental of equipment will make up an increasing shares of its revenues.

The Equipment

   New Case Construction Equipment.

      The construction equipment (the "Equipment") sold, rented and serviced by Western generally consists of: backhoes (used to dig large, wide and deep trenches); excavators (used to dig deeply for the construction of foundations, basements, and other projects); log loaders (used to cut, process and load logs); crawler dozers (bulldozers used for earth moving, leveling and shallower digging than excavators); wheel loaders (used for loading trucks and other carriers with excavated dirt, gravel and rock); roller compactors (used to compact roads and other surfaces); trenchers (a small machine that digs trenches for sewer lines, electrical power and other utility pipes and wires); forklifts (used to load and unload pallets of materials); and skid steer loaders (smaller version of a wheel loader, used to load and transport small quantities of material-e.g., dirt and rocks around a job site). The sale prices of this Equipment ranges from $15,000 to $350,000 per piece of equipment.

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

      The dealer agreements do not contain requirements for specific minimum purchases from Case. In consideration for Western's agreement to act as dealer, Case supplies to Western items of Equipment for sale and lease, parts, cooperative advertising benefits, marketing brochures related to Case products, access to Case product specialists for field support, the ability to use the Case name and logo in connection with the Western's sales of Case products, and access to Case floor plan financing for Equipment purchases. Such floor planning arrangements currently provides Western with interest free credit terms of between one month and twelve months on purchases of specified types of new Equipment. Principal payments are generally due at the earlier of sale of the equipment or twelve to fifteen months from the invoice date.

   Other Products.

      Although the principal products sold, leased and serviced by Western are manufactured by Case, Western also sells, rents and services equipment and sells related parts (e.g., tires, trailers and compaction equipment) manufactured by Hamm and by others. Approximately 25% of Western's net sales for fiscal year 1997 resulted from sales, rental and servicing of products manufactured by companies other than Case.

      Western's distribution business is generally divided into five categories of activity: (i) New Equipment sales, (ii) used Equipment sales, (iii) Equipment rentals, (iv) Equipment servicing, and (v) parts sales.

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

   Equipment Rental

      Western maintains a separate fleet of Equipment that it generally holds solely for rental. Such Equipment is customarily held in the rental fleet for 12 to 36 months and then sold as used Equipment with appropriate discounts reflecting prior rental usage. As rental Equipment is taken out of the rental fleet, the Company adds new Equipment to its rental fleet as needed. The rental charges vary based upon the type of Equipment rented.

   Equipment Servicing.

      Western operates a service center and yard at each retail outlet for the repair and storage of Equipment. Both warranty and non-warranty service work is performed, with the cost of warranty work being reimbursed by the manufacturer following the receipt of invoices from Western. Western employs approximately 140 manufacturer-trained service technicians who perform Equipment repair, preparation for sale and other servicing activities. Equipment servicing is one of the higher profit margin businesses operated by Western. Western has expanded this business by hiring additional personnel and developing extended warranty contracts for Equipment service terms, and independently marketing such contracts to its customers. Western services items and types of Equipment which include those that are neither sold by Western nor manufactured by Case.

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

Sales and Marketing.

      Western's customers are typically residential and commercial building general contractors, road and bridge contractors, sewer and septic contractors, underground power line contractors, persons engaged in the forestry industry, equipment rental companies and state and municipal authorities. Western estimates that it has approximately 17,000 customers, with most being small business owners, none of which accounted for more than 5% of its total sales in the fiscal year ended July 31, 1997.

      For the fiscal year ended July 31, 1997, the revenue breakdown by source for the business operated by Western was approximately as follows:

New Equipment Sales....................................................     58%
Used Equipment Sales...................................................     12%
Rental Revenue.........................................................      8%
Parts Sales............................................................     18%
Service Revenue........................................................      4%
                                                                           100%
================================================================================

      Western advertises its products in trade publications and appears at trade shows throughout its territory. It also encourages its salespersons to visit customer sites and offer Equipment demonstrations when requested.

      Western's sales and marketing activities do not result in a significant backlog of orders. Although Western has commenced acceptance of orders from customers for future delivery following manufacture by Case, during fiscal 1996 substantially all of its sales revenues resulted from products sold directly out of inventory, or the providing of services upon customer request.

      All of Western's sales personnel are employees of Western and all are under the general supervision of C. Dean McLain, the President and Chief Executive Officer of Western. Each Equipment salesperson is assigned a separate exclusive territory, the size of which varies based upon the number of potential customers and anticipated volume of sales, as well as the geographical characteristics of each area. Western employed 73 Equipment salespersons on July 31, 1997.

      On July 31, 1997, Western employed 5 product support salespersons who sell Western's parts and repair services to customers in assigned territories. Western has no independent distributors or non-employee sales representatives.

Suppliers

      Western purchases the majority of its inventory of Equipment and parts from Case. No other supplier currently accounts for more than 5% of such inventory purchases in fiscal 1997. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, in the future Western plans to expand the number of products and increase the aggregate dollar value of those products which Western purchases from manufacturers other than Case.

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

      Case's two major competitors in the manufacture of a full line of construction equipment of comparable sizes and quality are Caterpillar Corporation and Deere & Company. In addition, other manufacturers produce specific types of equipment which compete with the Case Equipment and other Equipment distributed by Western. These competitors and their product specialties include JCB Corporation-backhoes, Kobelco Corporation-excavators,

Dresser Industries-light and medium duty bulldozers, Komatsu Corporation-wheel loaders and crawler dozers, and Bobcat, Inc.-skid steer loaders.

      Western is currently the only Case dealer for construction equipment in the states of Washington and Nevada and in the Northern California area, and is one of two Case dealers in the State of Oregon. None of the Case dealers in Western's territory are owned by Case. However, Case has the right to establish other dealerships in the future in the same territories in which the Company operates. In order to maintain and improve its competitive position, revenues and profit margins, Western plans to increase its sales of products produced by companies other than Case.

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

      Western is subject to federal environmental standards because in connection with its operations it handles and disposes of hazardous materials, and discharges sewer water in its equipment servicing operations. Western internal staff is trained to keep appropriate records with respect to its handling of hazardous waste, to establish appropriate on-site storage locations for hazardous waste, and to select regulated carriers to transport and dispose of hazardous waste. Local rules and regulations also exist to govern the discharge of waste water into sewer systems.

      In September 1992, prior to Western becoming an authorized Case dealer, Case received an environmental report prepared by Conestoga, Rovers & Associates, Inc. (the "Conestoga, Rovers report"), indicating certain contamination conditions which were to be rectified by Case in connection with the selling of retail outlets to the Company in connection with the 1992 Case Transaction. In addition, following the 1992 Case Transaction, additional environmental reports were prepared or obtained concerning the progress and cost of remediation projects at those facilities. Western did not assume any of Case's obligations for site remediation when it completed the acquisition from Case of certain assets used in connection with Western's retail facilities, and no accruals have been made for such clean-up costs on the Company's financial statements.

      In July 1994, prior to Western's acquisition of the Sparks, Nevada property, Case received an environmental report prepared by RMT, Inc. (the "RMT Report"), indicating certain contamination conditions which were to be rectified by Case in connection with the sale of that retail outlet to Western. Such remediation was completed prior to November 22, 1994. Western did not assume any of Case's obligations for site remediation when it completed the acquisition from Case of certain assets used in connection with Western's retail facilities, and no accruals have been made for such clean-up costs on the Company's financial statements.

      Neither the Conestoga, Rovers report nor the RMT Report revealed uncertainties with respect to the status of each property reported on which in the aggregate are reasonably likely to result in material reduction in the Company's liquidity. Western may be held liable for environmental hazards or violations on the properties identified in the Conestoga, Rovers Report and RMT Report to the extent that Western itself creates environmental hazards on those properties following acquisition from Case, or the reports themselves failed to identify environmental problems (any of which were required to be corrected by Case) and, as a result, such problems were not corrected by Case. However, the Company believes that there is no reasonable likelihood that it will incur any charges for environmental conditions at either property.

Insurance

      The Company currently has product liability insurance policies covering Western with $500,000 limits for each occurrence and $1,000,000 in the aggregate under the general liability and products liability policies. Western also has an umbrella liability insurance policy with an annual aggregate coverage limit of $10,000,000. Western believes that its product liability insurance coverage is reasonable in amount and consists of such terms and conditions as are generally consistent with reasonable business practice, although there is no assurance that such coverage will prove to be adequate in the future. An uninsured or partially insured claim, or a claim for which indemnification is not available, could have a material adverse effect upon Western.

Employees

      At October 31, 1997, the Company's distribution business employed approximately 414 full-time employees. Of that number, 35 are officers or are involved in corporate administration, 24 are in branch office administration, 104 are employed in equipment sales and rental, 84 are involved in parts sales and 167 are employed in equipment servicing.

      At October 31, 1997, the Company's technology businesses employed approximately 219 full-time employees. Of that number, 32 are officers or involved in administration and clerical activities, 167 are involved in engineering/construction and software development and customer service and support, and 20 are involved in sales and marketing.

      None of the Company's employees are covered by a collective bargaining agreement, other than a limited number of employees of the distribution business employed at the Sacramento, California location. The Company believes that its relations with its employees are satisfactory.

Future Performance and Risk Factors

      The future performance, operating results and financial condition of the Company's Technology Business and Distribution Business are subject to various risks and uncertainties, including those described below.

Risk Factors Relating to the Company's Technology Business

      Significant Losses from Operations. The technology businesses acquired by the Company since July 1996, including Old ConnectSoft, Exodus, InterGlobe and Seattle OnLine, have incurred accumulated net losses since their respective inceptions in 1992 through 1995 of approximately $31.9 million, including net losses of approximately $1.3 million in the fiscal year ended December 31, 1993, $6.5 million in net losses in the fiscal year ended December 31, 1995, $5.4 million in net losses for the seven months ended July 31, 1996 and $17.7 million in net losses for the fiscal year ended July 31, 1997. It may be anticipated that such historical losses will continue for the foreseeable future unless the Company implements a plan to cease or significantly reduce operations of these businesses or otherwise sells their technologies. In addition, the development of Connectsoft's FreeAgent(TM) technology has resulted in losses aggregating approximately $2.8 million in fiscal year ended July 31, 1997. Unless the Company's proposed public offering of Connectsoft is successfully completed, such losses may be expected to continue through fiscal 1998. In addition, the Company's future plans are subject to known and unknown risks and uncertainties that may cause the Company to continue to incur substantial losses from operations. Other than IDF and its subsidiaries, there can be no assurance that any of the Company's technology operations will ever become profitable. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

      Significant Investment Losses and Negative Cash Flow. Prior to July 31, 1996, the Company had advanced approximately $3.3 million to Old ConnectSoft. Since the July 31, 1996 effective date of its acquisition of Old ConnectSoft and Exodus and through July 31, 1997, the Company has expended approximately $9.0 million in direct advances to cover operating expenses, including personnel costs, payment of accounts payable and other accrued expenses of its technology businesses, exclusive of approximately $1.4 million in cash paid to former stockholders of Old ConnectSoft, InterGlobe, Seattle OnLine, TechStar and Arcadia in connection with the acquisition of such companies. In addition, the Company paid $1.5 million to settle an arbitration dispute with the former stockholder of Seattle OnLine. As a result of recent adverse developments, the Company has essentially determined that it will no longer seek to finance the businesses of Old ConnectSoft and Exodus, sold the Seattle OnLine business and is undertaking to sell the InterGlobe business. As a result, the Company incurred accumulated losses in fiscal 1997 from the operation of these businesses and expects to incur additional losses in the first and second quarters of fiscal 1998 in connection with the cessation of operations of such businesses. Unless the Company is able to successfully finance the ongoing operation of Connectsoft, it may also be anticipated that the FreeAgent(TM) product will continue to represent a significant cash flow drain, at least in the near term. Even if only partially owned by the Company, there can also be no assurance that any of the Company's remaining technology businesses will not continue to represent a significant drain on cash resources, or will ever prove to be profitable. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

      Development Stage Products and Lack of Market Acceptance. The Company's future success in developing and selling its FreeAgent(TM) software solutions will depend in substantial part upon its successful marketing and market acceptance of such products. Substantially all of the Company's software products are in the early stages of development or beta testing, and have not realized any meaningful market penetration or acceptance. Although the Company's FreeAgentTM software has been purchased on a test basis by HP, there is no assurance that additional quantities will be ordered. Accordingly, there can be no assurance that any of the Company's software products will ever achieve market acceptance or otherwise be able to be sold in sufficient quantities to prove profitable to the Company. In addition, there can be no assurance that any of the other software, communications and networking related products being developed by the Company will ever receive market acceptance or be able to be sold in sufficient quantities to provide the Company with a positive cash flow or profits.

      Adverse Development in NTERPRISE(TM) Application Remoting Software Business. As a result of Microsoft's recent decision to limit support in the initial releases of future WindowsNT(TM) 4.0 and 5.0 operating system products to Microsoft's own T share client/server multi-user protocol and Citrix's ICA application remoting software protocol, the business prospects of Exodus and its NTERPRISE(TM) product has been materially and adversely affected. The Company elected to reduce Exodus' staff to approximately 10 technical personnel and limit current activities toward engineering changes in its application server product in an effort to adapt NTERPRISE for use with the Windows "Hydra" operating systems without Microsoft's support. In addition, the Company will analyze the feasibility of seeking to provide customers with protocols or support for client computers which are alternatives to those supported by Microsoft, such as Unix(TM) workstations, X-terminals and Java(TM)-enabled computers. There can be no assurance that the Company will be able to adapt NTERPRISE(TM) for use with "Hydra" or effectively provide protocols or support to non-Windows computers. In the event that the Exodus group is unable to achieve positive results within the next three to six months, it is likely that the Company will cease operations of this business unit or attempt to sell the technology. In fiscal 1997, the Company recorded an $8.2 million loss from its Exodus business, including the writeoff of $2.2 million of intangibles and capitalized software costs related to the NTERPRISE(TM) product. See "DESCRIPTION OF BUSINESS - Significant Recent Developments" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Fiscal 1997 Compared to Fiscal 1996."

      Dependence on Few Significant Customers. For its year ended December 31, 1996 and the seven months ended July 31, 1997, in excess of 95% and approximately 50%, respectively, of the revenues of the Company's TechStar subsidiary was derived from AT&T Wireless Communications. As AT&T Wireless completes its initial cellular buildout in early 1998, revenues from this customer are expected to significantly decrease in fiscal 1998. Although TechStar has replaced this anticipated lost business with new contracts from other customers, there are relatively few major customers providing wireless communications facilities in the territory currently serviced by TechStar. Unless TechStar significantly expands the area in which it provides its services (including penetration in the international market), the loss of or reduction in business from a number of the relatively few significant customers it currently services would have a material adverse effect on TechStar's business. See "BUSINESS -Wireless Telecommunications Services." During the three quarters ended July 31, 1997, following its acquisition on December 11, 1996, TechStar generated revenues of $3,891,000, or 2.5% of the Company's total revenues for such period.

      Competition. The markets in which the Company's business competes are intensely competitive and are characterized by rapidly changing technology and evolving industry standards.

      Competitive factors in the Windows(TM) application server product market include completeness of features, product scalability and functionality, product quality and reliability, marketing and sales resources, distribution channels, pricing and customer service and support. The Company faces extensive competition from Citrix, Sun Microsystems, Inc. ("Sun"), Tektronix, Inc. ("Tektronix"), Insignia Solutions, Inc. ("Insignia") and Network Computing Devices, Inc. ("NCD"), all of whom are significantly larger than the Company and have substantially greater financial and other resources, including marketing resources, personnel and more established distribution channels. While the Company believes that the features available on its NTERPRISE application remoting software provide users with the maximum flexibility to integrate Windows NT(TM) applications, there can be no assurance that the Company will be able to establish and maintain a market position in the face of such substantial competition. For example, recent strategic decisions by Microsoft have caused the Company to completely refocus its NTERPRISE(TM) development efforts, and may result in the termination of all such activities in the near future. See "DESCRIPTION OF BUSINESS - Significant Recent Developments."

      As is the case with its application remoting software, the communications technology market which Connectsoft's FreeAgent(TM) software seeks to penetrate is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render Connectsoft's products and services obsolete and unmarketable. Connectsoft's future success will depend upon its ability to develop and introduce new products and services (including its intelligent integrated communication system) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of the user. There can be no assurance that Connectsoft will be successful in developing and marketing new products and services that respond to technological changes or evolving industry standards, that Connectsoft will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and services, or that its new products and services will adequately meet the requirements of the marketplace and achieve market acceptance. If Connectsoft is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or consumer requirements, Connectsoft's business, operating results and financial condition will be materially adversely affected.

      Dependence on SRI and DCL Licenses. Connectsoft has entered into software license agreements with SRI and DCL to incorporate their proprietary technologies into the FreeAgent(TM) system. These license agreements require Connectsoft to make advance payments, pay minimum royalties and satisfy other conditions. There can be no assurance that sales of products incorporating such technologies will be sufficient to recover the amount of such payments or that sales of products will occur. Failure by Connectsoft to satisfy its obligations under these agreements may result in modification of the terms or termination of the relevant agreement, which would have a material adverse effect on the Company. Connectsoft expects that it will be dependent on SRI and DCL for the foreseeable future.

      Need for Strategic Alliances. The Company's primary marketing strategy for FreeAgent is to establish strategic and licensing relationships with telecommunications companies and Internet Service Providers ("ISPs"). No assurance can be given that the Company will be successful in entering into any strategic alliances on acceptable terms, or, if any such strategic alliance is entered into, that Connectsoft will realize the anticipated benefits from such strategic alliance.

      Dependence on Third Parties to Provide the Full Functionality of FreeAgent. Connectsoft expects to license FreeAgent to telecommunications companies, large ISPs and multinational distributors of telecommunications technologies to large enterprises. In order for end-users to have the full range of FreeAgent functionality available, Connectsoft's customers must operate communications networks that are able to offer the full range of FreeAgent's potential functions and such customers may need to switch from one or more providers they currently use. For example, if Connectsoft enters into a contract with a telephone company, in order to receive the full benefits of FreeAgent, the end user may need to switch from the paging service provider currently used by such end user to the paging service, if any, offered by such telephone company (unless the telephone company enters into an arrangement with the end user's current paging service company to offer such paging services). Even if the telephone company offers paging services, such services may not be equal in cost, quality, name recognition or otherwise to the services currently used by the end user, thus reducing the attractiveness of FreeAgent to the end user. In the event Connectsoft's customers are unable to offer the full range of FreeAgent's functions, either because they operate limited communications networks and/or they are unable to enter into satisfactory arrangements with third parties that provide the necessary additional communications services, the full potential and usefulness of FreeAgent may not be realized. In addition, consumer acceptance may be limited by the need to switch from one or more service providers with whom they are satisfied to the comparable services, if any, offered by Connectsoft's customer for FreeAgent. As a result, the Company may not generate revenues from the FreeAgent product sufficient to achieve or sustain profitable operations.

      Lack of Established Distribution Channels. Connectsoft must establish and maintain relationships with new distribution channels that will deliver access to its unified, intelligent communications system. There is intense competition in establishing such relationships. There can be no assurance that Connectsoft will succeed in establishing such relationships, or that if established, the Company will be able to maintain these relationships. The failure of Connectsoft to successfully establish and then maintain these relationships could have a material adverse effect on Connectsoft's business, operating results and financial condition.

      Limited Resources. Building a unified, intelligent communications system based on software technology is a complex process that requires significant engineering and financial resources. To implement the FreeAgent system, Connectsoft must develop certain technology and license other technologies from third parties, establish distribution channels and find strategic partners. Connectsoft has recently terminated its President and chief marketing officer and has a limited technical and sales staff. Although Connectsoft is actively seeking to hire the services of one or more experienced telecommunications and software executives, there can be no assurance that Connectsoft will be able to establish and maintain adequate executive, marketing and sales capabilities. Furthermore, because Connectsoft has not generated any revenues since inception, and is not assured of deriving significant additional revenues in fiscal 1998, if at all, and because the Company must conserve its remaining sources of cash, there is no assurance given such limited resources that the Company and Connectsoft will be able to develop or implement the FreeAgent system. Unless Connectsoft completes its contemplated initial public offering by the end of March 1998, the Company may elect to significantly limit future investment in Connectsoft, in which event the FreeAgent business may be materially and adversely affected.

      Dependence on the Internet. The Company believes that Connectsoft's future success is in part dependent upon continued growth in the use of the Internet. Rapid growth in the use of and interest in the Internet is a recent phenomenon. The Internet may not prove to be a viable means of conducting commerce or communications for a number of reasons, including, but not limited to, potentially unreliable network infrastructure, the failure to establish satisfactory security protections for Internet communications, or the failure to timely develop performance improvements, including high speed modems. In addition, to the extent that the Internet continues to experience significant growth in the number of users and levels of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by any such growth. Failure of the Internet as a mode of conducting commerce and communications could have a material adverse effect on Connectsoft's business, operating results and financial conditions.

      Dependence on Emerging Markets; Uncertainty of Market Acceptance. Connectsoft's future financial performance will depend on the growth in demand for a unified, intelligent communications system, by mobile business professionals and other consumers. This market is new and emerging, is rapidly evolving, is characterized by an increasing number of market entrants and will be subject to frequent and continuing changes in customer preferences and technology. As is typical in new and evolving markets, demand and market acceptance for Connectsoft's technologies are subject to a high level of uncertainty. In addition, because the markets for Connectsoft's technologies are new and evolving, it is difficult to assess or predict with any assurance the size or growth rate, if any, of these markets. There can be no assurance that the markets for Connectsoft's technologies will develop, or that they will not develop more slowly than expected or attract new competitors. If the Company's technologies do not achieve market acceptance, Connectsoft's business, operating results and financial condition could be materially adversely affected.

      Consequences of Rapid Technological Change. The software and telecommunications industries are characterized by rapid technological change, frequent introduction of new products, services and systems, changes in customer demands and evolving industry standards. The introduction of products and services embodying new technology or adapting products and services to the computing market and the emergence of new industry standards often render existing products and services obsolete or unmarketable. The success of the Company's technology and telecommunications business success will depend upon its ability to enhance its existing products and services and to develop, introduce or otherwise acquire on a timely basis new products and services that keep pace with technological developments and emerging industry standards in order to meet the changing needs of the Company's customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction or sale of these products or that the Company's new enhancements (if any) will adequately meet the requirements of the marketplace and achieve market acceptance. In addition, there can be no assurance that technological changes or evolving industry standards will not render the Company's products, services and technologies obsolete.

      Limited Protection of Intellectual Property and Proprietary Rights; Risk of Litigation. The Company holds copyrights on its products, manuals, advertising and other materials and maintains trademark rights in the NTERPRISE(TM) and FreeAgent name and logo. The Company regards its software as proprietary and relies primarily on a combination of trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements, and other methods to protect its proprietary rights. Unauthorized copying is common within the software industry, and if a significant amount of unauthorized copying of the Company's products were to occur, the Company's business, operating results and financial condition could be adversely affected. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Further, the Company may enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of the Company's rights may be ineffective in such countries. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management's attention, which could have a material adverse effect on the Company's business, operating results and financial condition. Adverse determinations in such claims or litigation could also have a material adverse effect on the Company's business, operating results and financial condition.

      The Company's success in its Exodus application server software and FreeAgent(TM) product is heavily dependent upon proprietary technology. While Exodus has filed one United States patent application, to date, it has no registered patents, and none of the other operating subsidiaries in the Company's technology business holds patents. Existing copyright laws afford only limited protection for the Company's software. Accordingly, the Company relies heavily on trade secret protection and confidentiality and proprietary information agreements to protect its proprietary technology. The loss of any material trade secret could have a material adverse effect on the Company. There can be no assurance that the Company's efforts to protect its proprietary technology rights will be successful. Despite the Company's precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's software or to obtain and use information that the Company regards as proprietary.

      While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that because of the rapid pace of technological change in the industry, factors such as the technical expertise, knowledge and innovative skill of management and technical personnel, strategic relationships, name recognition, the timeliness and quality of support services and the ability to rapidly develop, enhance and market software products may be more significant than formal contractual rights and patent and copyright registrations in maintaining its competitive position.

      The Company believes that its products and services do not infringe the rights of third parties. However, while the Company has not received notice of any infringement claims, third parties may assert such claims against the Company. If made such claims could require the Company to enter into licensing agreements or royalty arrangements for the technology in question, or result in litigation, any of which could materially and adversely affect the Company's business. In addition, certain of the Company's rights are dependent upon licenses granted to third parties and sublicensed to the Company. There can be no assurance that such third parties will maintain these licenses or, if maintained, that the Company will continue to hold sublicenses thereunder. In the absence of such sublicenses, the Company would need to directly license the rights sublicensed to it by such third parties. There can be no assurance that the Company could acquire any such license on terms acceptable to the Company or at all. Any failure to acquire such licenses could materially and adversely affect the Company's business and prospects. See "BUSINESS."

      New Product Development and Timely Introduction of New and Enhanced Products. The markets for the products and services provided by the Company's technology businesses are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company's future in such businesses will depend, to a considerable extent, on its ability to continuously develop, introduce and deliver in quantity new software products that offer its customers enhanced performance at competitive prices, and to offer new services at competitive prices that meet the demands of a rapidly changing marketplace. The development and introduction of new products and service is a complex and uncertain process requiring substantial financial resources and high levels of innovation, accurate anticipation of technological and market trends and the successful and timely completion of product development. The inability to finance important software development projects, delays in the introduction of new and enhanced products and services, the failure of such products and services to gain market acceptance, or problems associated with new products could materially and adversely affect the Company's operating results.

      Dependence on Key Personnel. The Company's success in its technology business depends to a significant degree upon the continuing contributions of its senior management and other key employees. The Company believes that its future success will also depend in large part on its ability to attract and retain highly-skilled programmers, engineers, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, integrating and retaining such personnel. Failure to attract and retain additional key personnel, or failure to retain existing key personnel, could have a material adverse effect on the Company's technology business, operating results or financial condition.

Risk Factors Relating to the Company's Distribution Business

      Competition. The Company's Distribution Business operates in highly competitive environments, certain of which are characterized by firms having resources and manpower significantly greater than those of Western, and in all of which Western faces a great deal of competition on the basis of price. Such intense price competition has the effect of holding down Western's profit margins on product sales. The retail construction equipment industry, including the states of Washington, Oregon, California and Nevada in which Western operates, is highly fragmented with many brands of equipment and distributors of such brands active in the market. Moreover, Western's dealership arrangements with Case do not provide Western with exclusive dealerships in any territory. Although management believes that it is unlikely that Case will create additional independent dealers in the states of Oregon, Washington, California, Alaska or Nevada, or will reinstitute its own proprietary dealerships in that territory, there is no assurance that Case will not elect to do so in the future. See "BUSINESS_The Distribution Business_Competition."

      Government Regulation and Environmental Standards. Western operations are subject to numerous rules and regulations at the federal, state and local levels which are designed to protect the environment and to regulate the discharge of materials into the environment. Based upon current laws and regulations, Western believes that its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the resultant financial liability to Western. No assurance can be given that future changes in such laws, regulations, or interpretations thereof, changes in the nature of Western's operations, or the effects of former occupants' past activities at the various sites at which Western operates, will not have an adverse impact on the Company's operations.

      Western is subject to federal environmental standards because, in connection with its operations, it handles and disposes of hazardous materials and discharges sewer water in its equipment servicing operations. Western internal staff is trained to keep appropriate records with respect to its handling of hazardous waste, to establish appropriate on-site storage locations for hazardous waste, and to select regulated carriers to transport and dispose of hazardous waste. Local rules and regulations also exist to govern the discharge of waste water into sewer systems. There is always the risk that such materials might be mishandled, or that there might occur equipment or technology failures, which could result in significant claims for personal injury, property damage and clean-up or remediation. Any such claims could have a material adverse effect on the Company.

      Risk of Termination of Case Dealership. Under the terms of the standard Case Corporation ("Case") construction equipment sales and services agreement with its dealers, including Western, Case reserves the right to terminate Western as an authorized Case dealer at any one or more of the nineteen retail locations, for any reason, upon 90 days notice. In the Agreement of Purchase and Sale by and between Case and Western, dated December 4, 1992 (the "Case Purchase Agreement"), Case acknowledged that its corporate business policy is not to exercise such discretionary right of termination arbitrarily, and agreed that if Western's operations at a particular location acquired from Case are profitable and are terminated by Case for any reason other than "for cause" (defined as any grounds which Case shall determine in the exercise of its reasonable business judgment) it would not reinstate its own retail operations at such location through December 1997. Should its Case dealerships at any one or more locations be terminated by Case, the Company's business could be materially and adversely affected. In the event of such termination, the Company's interest in the Distribution Business segment would be significantly affected. Western would suffer significant adverse effects to its liquidity position and cash reserves, as all of Western's indebtedness to Case under its various secured financing agreements would become immediately due and payable upon termination of one or more of such dealerships. All of Western's indebtedness to its institutional lenders could also be accelerated at that time. On September 30, 1997, the principal amount of all indebtedness which could be so accelerated equaled approximately $27.1 million, See "Existence of Liens on Substantially all Western Assets; Potential Unavailability of Additional Financing" below. Furthermore, in the event that Western accelerates growth of its Distribution Business, dependence upon Case as its principal supplier, at least in the near term, will increase.

      Importance of Case Corporation to the Company's Operations. During the year ended July 31, 1997 the Company's Western subsidiary accounted for $148.1 million, or 95.9% of the Company's total net sales from continuing operations for fiscal 1997. Approximately 75% of Western's revenues result from sales, leasing and servicing of equipment and parts manufactured by Case. As a result, the ability of Case to continue to manufacture products that Western can successfully market and distribute, largely based on the quality and pricing of such products, is of material importance to the Company. In the event that Case should cease to manufacture equipment for the construction equipment industry, fail to produce sufficient products to stock the Company's inventories adequately, fail to maintain beneficial product price levels on its products or to maintain its international reputation for quality in such industry, the Company could be materially and adversely affected.

      Effects of Downturn in General Economic Conditions, Cyclicality and Seasonality. Demand for all of Western's construction equipment distributed through its retail operations, is significantly affected by general domestic economic conditions. All of such products and services are either capital goods themselves, principally sold for inclusion in capital equipment or used for the provision of construction services by others. Sales of capital goods tend to fluctuate widely along with trends in overall economic activity in the national economy. A general inflationary spiral or a continuing increase in prevailing interest rates could adversely affect new construction, and consequently result in a significant reduction in demand for the construction equipment sold by Western. The construction equipment business has also historically been cyclical, and is subject to periodic reductions in the levels of construction (especially housing starts) and levels of total industry capacity and equipment inventory, irrespective of the effects of inflation or increasing interest rates. In addition, housing construction in the northwest slows down beginning in November and continuing through to January. Accordingly, Western's operations may be materially and adversely affected by any general downward economic pressures, adverse cyclical trends, or seasonal factors.

      Dependence on Key Personnel. The Company's success in its Distribution Business depends to a significant degree upon the continuing contributions of its senior management and other key employees. The Company believes that its future success will also depend in large part on its ability to attract and retain highly-skilled sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, integrating and retaining such personnel. Failure to attract or retain existing and additional key personnel could have a material adverse effect on the Company's Distribution Business, operating results or financial condition.

Risk Factors Relating to the Company in General

      Risk of Nasdaq Delisting. On October 13, 1997, the Company was notified by The Nasdaq Stock Market, Inc. ("Nasdaq"), to the effect that the issuance of the Series B-1 convertible Preferred Stock to the Old ConnectSoft stockholders in August 1996 and the private placement of Series B-2 convertible Preferred Stock in the 1997 private placement violated Nasdaq's marketplace Rule 4460(i)(c)(ii) and Rule 4460(i)(d)(1) which, in effect, require shareholder approval for any transactions involving the present or potential issuance of voting securities representing more than 20% of the voting capital stock outstanding immediately before such transaction. The Company believes that neither transaction violated such Nasdaq rules and, based upon an informal meeting with the Nasdaq staff, believes that Nasdaq will not commence delisting proceedings conditioned upon the Company's implementation of certain agreed upon corporate governance procedures for its board of directors and obtaining stockholder ratification of the issuances of such preferred stock at it 1997 annual stockholders meeting scheduled in January 1998. However, there is no assurance that Nasdaq will not commence delisting proceedings or that the Company's continued listing on Nasdaq will not be terminated for other reasons. In such event, the Company's Common Stock would trade on the OTC Electronic Bulletin Board or on another national securities exchange, if application to such exchange is made and accepted. There can be no assurance if the Company is delisted from trading on Nasdaq that its Common Stock will subsequently be accepted for trading on a national securities exchange. In the event of such delisting and the requirement that the Company's Common Stock trade only on the OTC Electronic Bulletin Board, the trading market for such Common Stock and investors liquidity may be materially and adversely affected.

      Control by Principal Stockholder and Management. As of October 31, 1997, Robert M. Rubin beneficially owned 14.2% of the Company's outstanding voting capital stock, assuming the exercise of all outstanding options held by him. Accordingly, he will have a significant influence on all matters on which stockholders are entitled to vote, including the election of the Company's directors. In addition, as of October 31, 1997, the Company's directors and executive officers as a whole beneficially owned 2,694,964 shares or 24.3% of the Company's outstanding voting capital stock, assuming the exercise of all outstanding stock options held by them. Insofar as the holders of voting securities do not have cumulative voting rights under the Company's Certificate of Incorporation, the current executive officers and directors of the Company, acting together, are currently in a position to materially influence the outcome of issues to be voted on by the Company's stockholders.

      Volatility of Market Prices for Company's Common Stock. The market prices for the Company's publicly traded Common Stock has been historically volatile and there is limited liquidity in such market. Future announcements concerning the Company's Technology Business or Distribution Business, or its competitors, including operating results, government regulations, or foreign and other competition, could have a significant impact on the market price of the Common Stock in the future.

      Substantial Dilution from Issuance of Significant Additional Shares. In connection with its acquisition program, between July 1996 and July 31, 1997, the Company has issued an aggregate of 1,895,000 shares of Common Stock. In addition, the Company: (i) will be required to issue a minimum of 976,539 additional shares of Company Common Stock and a maximum of 2,929,617 additional shares of Common Stock, to former stockholders of Old ConnectSoft upon conversion of 976,539 shares of Company Series B-1 Preferred Stock issued in the Old ConnectSoft acquisition, with the conversion rate to Common Stock to be based upon achievement of certain earnings and other criteria relating to Old ConnectSoft and Exodus, (ii) may be required to issue up to 150,000 additional shares of Common Stock based upon exercise of the warrants issued in connection with the settlement of a dispute with the former stockholder of Seattle OnLine; and (iii) may be required to issue up to 200,000 additional shares of Common Stock based upon exercise of additional options granted to employees of the Company. Immediately prior to the July 31, 1996 effective date of the Old ConnectSoft acquisition, an aggregate of 5,695,749 shares of Company Common Stock were outstanding, and an aggregate of 8,105,589 shares were outstanding on a fully-diluted basis, after giving effect to the exercise of all warrants and options then outstanding. In contrast, as a result of the Company's acquisition program and the issuance of additional options and convertible securities since July 31, 1996, as at October 31, 1997, an aggregate of 11,117,389 shares of Company Common Stock were outstanding, and an aggregate of 18,358,539 shares would be outstanding on a fully-diluted basis, after giving effect to (i) the maximum permitted conversion of shares of Series B-1 Preferred Stock issued in connection with the Old ConnectSoft acquisition into 2,938,617 shares, and (ii) the exercise of all outstanding options and warrants, including performance options issued under its acquisition program.

ITEM 2.  Properties

      The following table sets forth information as to each of the properties which the Company owns or leases:

The Distribution Business:

----------------------------------------------------------------------------------------------------------------------------------
                                                            Expiration      Annual             Size/                Purchase
Location and Use                 Lessor                     Date            Rental             Square Feet          Options
----------------------------------------------------------------------------------------------------------------------------------
1745 N.E. Columbia Blvd.         Carlton O. Fisher,         12/31/00        $67,500(1)         Approx. 4            No
Portland, Oregon 97211           Nancy A. Harrison &                        plus CPI           Acres; Building
(Retail sales, service, storage  Jane G. Whitbread                          adjustments        17,622 sq. ft.
and repair facilities)
----------------------------------------------------------------------------------------------------------------------------------
1665 Silverton Road, N.E.        LaNoel Elston Myers        7/10/98         $27,480(1)         Approx. 1 Acre;      No
Salem, Oregon 97303              Living Trust                                                  Buildings 14,860
(Retail sales, service, storage                                                                sq. ft.
and repair facilities)
----------------------------------------------------------------------------------------------------------------------------------
1702 North 28th Street           McKay Investment           6/14/2001       $69,000(1)         Approx. 5            No
Springfield, Oregon 97477        Company                                                       Acres; Building
(Retail sales, service, storage                                                                17,024 sq. ft.
and repair facilities)
----------------------------------------------------------------------------------------------------------------------------------
West 7916 Sunset Hwy.            Case Corporation           9/30/98         $58,404(1)         Approx. 5            No
Spokane, Washington 99204                                                                      Acres; Building
(Retail sales, service, storage                                                                19,200 sq. ft.
and repair facilities)
----------------------------------------------------------------------------------------------------------------------------------
3217 Hewitt Avenue               Dick Calkins               Month to        $40,320(1)         Approx. 2.5          No
Everett, Washington 98201                                   Month                              Acres; Building
(Retail sales, service, storage                                                                12,483 sq. ft.
and repair facilities)
----------------------------------------------------------------------------------------------------------------------------------
1901 Frontier Loop               The Landon Group           Month to        $40,500(1)         Approx. 7            No
Pasco, Washington 99301                                     Month                              Acres; Building
(Retail sales, service, storage                                                                14,200 sq. ft.
and repair facilities)
----------------------------------------------------------------------------------------------------------------------------------
13184 Wheeler Road, N.E.         Maiers Industrial Park     4/30/02         $38,400(1)         Approx. 10           No
Building 4                                                                                     Acres; Building
Moses Lake, Washington                                                                         13,680 sq. ft.
98837
(Retail sales, service, storage
and repair facilities)
----------------------------------------------------------------------------------------------------------------------------------
63291 Nels Anderson Road         B&K Management             10/31/98        $31,800(1)         Approx. 3,600        No
Bend, Oregon 97701               Corp.                                                         sq. ft.
(Retail sales, service, storage
and repair facilities)
----------------------------------------------------------------------------------------------------------------------------------
4601 N.E. 77th Avenue            Parkway Limited            9/30/99         $101,280           6,100 sq. ft.        No
Suite 200                        Partnership
Vancouver, Washington
98662
(Executive Offices)
----------------------------------------------------------------------------------------------------------------------------------

----------
(1) Net lease with payment of insurance, property taxes and maintenance costs by Company.

----------------------------------------------------------------------------------------------------------------------------------
                                                            Expiration      Annual             Size/                Purchase
Location and Use                 Lessor                     Date            Rental             Square Feet          Options
----------------------------------------------------------------------------------------------------------------------------------
2702 W. Valley Hwy No.           Avalon Island LLC          11/30/15        $204,000(1)        Approx. 8            No
Auburn, Washington 98001                                                                       Acres; Building
(Retail sales, service, storage                                                                33,000 sq. ft.
and repair facilities)
----------------------------------------------------------------------------------------------------------------------------------
500 Prospect Lane                Frederick Peterson         9/15/02         $26,496(1)         Approx. 1.9          No
Moxee, Washington 98936                                                                        acres; Building
(Retail sales, service, storage                                                                6,200 sq. ft.
and repair facilities)
----------------------------------------------------------------------------------------------------------------------------------
2112 Wildwood Way                James Ghia                 5/31/98         $18,720            Approx. 1 Acre;      No
Elko, Nevada 89431                                                                             Building 3,000
(Retail sales, service, storage                                                                sq. ft.
and repair facilities)
----------------------------------------------------------------------------------------------------------------------------------
1455 Glendale Ave.               Owned                      N/A             N/A                Approx. 5 acres;     N/A
Sparks, Nevada 89431                                                                           Building 22,475
(Retail sales, service, storage                                                                sq. ft.
and repair facilities)
----------------------------------------------------------------------------------------------------------------------------------
25886 Clawiter Road              Fred Kewel II,             11/30/99        $110,088(1)        Approx. 2.8          No
Hayward, California 94545        Agency                                                        acres; Building
(Retail sales, service, storage                                                                21,580 sq. ft.
and repair facility)
----------------------------------------------------------------------------------------------------------------------------------
3540 D Regional Parkway          Soiland                    2/28/98         $36,036(1) plus    5,140 sq. ft.        No
Santa Rosa, California                                                      CPI adjust-
95403                                                                       ments
(Retail sales, service, storage
and repair facility)
----------------------------------------------------------------------------------------------------------------------------------
1751 Bell Avenue                 McLain-Rubin Realty        3/1/16          $204,000(2)        Approx. 8            No
Sacramento, California           Company LLC(2)                                                Acres; Buildings
95838                                                                                          35,941 sq. ft.
(Retail sales, service, storage
and repair facility)
----------------------------------------------------------------------------------------------------------------------------------
1041 S. Pershing Avenue          Raymond Investment         3/14/01         $36,000(1)         Approx. 2            No
Stockton, California 95206       Corp.                                                         Acres; Buildings
(Retail sales, service, storage                                                                5,000 sq. ft.
and repair facility)
----------------------------------------------------------------------------------------------------------------------------------
1126 E. Truslow Avenue           D. June Brecht, Glen       Month to        $22,524(1)         Building 4,800       No
Fullerton, California  92631     Brecht and Marshal         Month                              sq. ft.
(Retail sales, service, storage  Brecht
and repair facility)
----------------------------------------------------------------------------------------------------------------------------------
672 Brunken Avenue               R. Jay De Serpa, Ltd.      7/31/98         $28,800(1)         Approx. 8 acres;     No
Salinas, CA 93301                                                                              Building 4,000
(Retail sales, service, storage                                                                sq. ft.
and repair facility)
----------------------------------------------------------------------------------------------------------------------------------

----------
      (2) C. Dean McLain and Robert M. Rubin are (i) the Executive Vice President and Director of the Company and Chief Executive Officer of Western, and (ii) the President, Chief Executive Officer and Chairman of the Company, respectively. Messrs. Rubin and McLain are the equity owners of McLain-Rubin Realty Company, LLC. The terms of its lease with McLain-Rubin Realty Company LLC is "triple net", under which Western pays, in addition to rent, all insurance, property taxes, maintenance costs and structural and other repairs.

----------------------------------------------------------------------------------------------------------------------------------
                                                            Expiration      Annual             Size/                Purchase
Location and Use                 Lessor                     Date            Rental             Square Feet          Options
----------------------------------------------------------------------------------------------------------------------------------
13691 Whitaker Way               D&J Enterprises            5/1/98          $77,700            Approx. 2 acres;     No
Portland, OR 97230                                                                             Building 11,780
(Retail sales, service, storage                                                                sq. ft.
and repair facility)
----------------------------------------------------------------------------------------------------------------------------------
2535 Ellis Street                Hart Enterprises           2/15/02         $33,600            Approx. 2 acres;     No
Redding, OR 96001                                                                              Building 6,200
(Retail sales, service, storage                                                                sq. ft.
and repair facility)
----------------------------------------------------------------------------------------------------------------------------------
1702 Ship Avenue                 D&J Enterprises            1/18/99         $94,200(1)         Approx. 4 acres;     No
Anchorage, AK 99501                                                                            Building 11,800
(Retail sales, service, storage                                                                sq. ft.
and repair facility)
----------------------------------------------------------------------------------------------------------------------------------
913 S. Central                   McLain-Rubin Realty        5/21/17         $205,200(1)        Approx. 4.4          No
Kent WA 98032                    Company II, LLC(2)                         plus CPI           acres; Building
(Retail sales, service, storage                                             adjustments        21,400 sq. ft.
and repair facility)
----------------------------------------------------------------------------------------------------------------------------------
85454 Highway 11                 Eagle Enterprises          9/1/98          $21,600            Approx. 0.5          No
Milton-Freewater, OR 97862                                                                     acres; Building
(Retail sales, service, storage                                                                1,000 sq. ft.
and repair facility)
==================================================================================================================================

      Western's operating facilities are separated into six "hub" outlets and twelve "sub-stores." The hub stores are the main distribution centers located in Auburn and Spokane, Washington, Portland, Oregon, Sparks, Nevada, Hayward, California and Sacramento, California. The sub-stores are the smaller retail facilities in Everett, Pasco, Moses Lake, Kent and Yakima, Washington; Portland, Salem, Springfield, Milton-Freewater and Bend, Oregon; Santa Rosa, Stockton, Fullerton, Redding and Salinas, California; Elko, Nevada; and Anchorage, Alaska.

The Technology Business:

----------------------------------------------------------------------------------------------------------------------------------
                                                            Expiration      Annual             Size/                Purchase
Location and Use                 Lessor                     Date            Rental             Square Feet          Options
----------------------------------------------------------------------------------------------------------------------------------
11130 NE 33rd Place              Koll Management            11/22/01        $350,000(1)        17,200 sq. ft.       No
Bellevue, Washington 98004
(Principal executive offices,
ConnectSoft and eXodus
offices and software
production facility)
----------------------------------------------------------------------------------------------------------------------------------
1520 Fourth Avenue,              Metropolitan Federal       7/31/98         $48,000(1)         4,031 sq. ft.        No
Suite 200                        Savings and Loan
Seattle, Washington 98101        Association
(Interglobe Networks offices
and operating facilities)
----------------------------------------------------------------------------------------------------------------------------------
6th and Virginia                 6th and Virginia           9/30/00         $25,000(1)         1,000 sq. ft.        No
Seattle, Washington 98121        Properties
(Network operations center)
----------------------------------------------------------------------------------------------------------------------------------
4340 East West Highway           Booze Allen and            12/31/98        $41,292            3,441 sq. ft.        No
Bethesda, MD 20814               Hamilton                   12/31/97        $48,000            4,000 sq. ft.
(TechStar offices and
operating facility)
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                            Expiration      Annual             Size/                Purchase
Location and Use                 Lessor                     Date            Rental             Square Feet          Options
----------------------------------------------------------------------------------------------------------------------------------
330 West 42nd Street             Newmark & Co.              11/30/99        $198,000           10,500 sq. ft.       No
New York, NY 10017
(Hayden Wegman and IDF
offices and operations)
----------------------------------------------------------------------------------------------------------------------------------
214 Lincoln Street               DeNormandie                8/30/01         $116,250           9,300 sq. ft.        No
Boston MA 02134                  Associates
(Hayden Wegman office)
----------------------------------------------------------------------------------------------------------------------------------
455 Commerce Dr.                 C&S Associates             3/31/01         $62,304            4,300                No
Amherst, New York 14228
(Hayden Wegman office)
----------------------------------------------------------------------------------------------------------------------------------
1055 Parsippany Boulevard        Boulevard Plaza            12/31/97        $21,087            1,200                No
Parsippany, NJ 07054             Associates
(Hayden Wegman office)
----------------------------------------------------------------------------------------------------------------------------------
1417 Fourth Avenue               Collier Management         2/9/00          $54,000(1)         8,000 sq. ft.        No
Seattle, Washington 98101
(Prior Seattle OnLine offices
and operating facilities)
----------------------------------------------------------------------------------------------------------------------------------

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

      On September 1997, an action was commenced by Prudential Securities Incorporated ("Prudential") in the United States District Court for the Western District of Washington seeking an investment banking fee of approximately $550,000 in connection with the Company's acquisition of Old ConnectSoft. The Company believes that, although Prudential had originally been engaged by Old ConnectSoft as an investment banker, Prudential did not directly or indirectly introduce the Company to Old ConnectSoft and had abandoned efforts to finance, or otherwise provide investment banking services to, Old ConnectSoft well prior to the Company's involvement with Connectsoft. Accordingly, the Company does not believe that Prudential is entitled to any fee, and if litigation is commenced, will vigorously defend any such action and assert against Prudential what it believes are meritorious counterclaims on behalf of Old ConnectSoft.

      In September 1997, the Company agreed to pay the former principal stockholder of Seattle OnLine $1.5 million pursuant to the settlement of an arbitration proceeding brought by such stockholder in Seattle, Washington. $500,000 of such amount was paid in October 1997 and the $1.0 million balance is due November 17, 1997. Under the terms of the settlement, the Company also issued warrants to purchase 150,000 shares of Company Common Stock at $6.25 per share to such person and his legal counsel. As part of the settlement, warrants to purchase 305,000 Company shares issued at the time of the acquisition of Seattle OnLine were canceled.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not required.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The principal market for trading the Company's securities is the NASDAQ National Market System. The following is a table that lists the high and low selling prices for shares of the Company's Common Stock and for the Company's Public Warrants on the NASDAQ National Market System during the periods identified:

                                     Common Stock        Public Warrants
                                     ------------        ---------------
                                    High       Low        High       Low
                                    ----       ---        ----       ---

 Fiscal year 1995
 First Quarter .............    $   6.58    $   3.50   $ 1.3125  $0.90625
 Second Quarter ............        5.42        4.00     1.1718     0.875
 Third Quarter .............        5.00        3.75     1.0938   0.78125
 Fourth Quarter ............        5.92        4.25       1.50   0.78125
 Fiscal year 1996
 First Quarter .............        6.58        5.08      1.125      0.75
 Second Quarter ............       11.88        6.08       1.00      0.75
 Third Quarter .............       13.25        3.37       1.56     0.875
 Fourth Quarter ............       10.25        4.19       6.75     1.625
 Fiscal year 1997
 First Quarter .............      10.875        5.25       5.25     2.875
 Second Quarter ............      11.375       7.563      4.875     3.875
 Third Quarter .............      8.1875        3.44       4.50      3.75
 Fourth Quarter ............      6.0000      4.3875       4.00      3.25
 Fiscal 1998
 First Quarter .............      7.8125      1.9375       5.25      2.25
================================================================================

      On October 31, 1997 the last sale price of the Common Stock was $2.09375; and on the last day prior to October 31, 1997 on which the Public Warrants traded (October 31, 1997), the last sale price of the Public Warrants was $2.625 as reported on the NASDAQ National Market System. The Company estimates that it had over 1,000 beneficial holders of its Common Stock and 6 record holders of its Public Warrants on October 31, 1997.

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

      During the period that any of the shares of Series B-2 Preferred Stock is not converted, such shares will accrue dividends at an annual rate of 7%, which are added to the face amount of such Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

      The following summary financial information for the fiscal years 1993, 1994, 1995, 1996 and 1997 have been derived from the audited financial statements of the Company.

Income Statement Data (000's):

                                                                    Year ended July 31,
                                                                    -------------------
                                                1997(4)      1996(3)          1995       1994      1993(1)
                                                -------      -------          ----       ----      -------
Net sales ................................    $ 154,545     $ 106,555        $86,173    $67,370    $30,386

(Loss) income from continuing operations .      (27,257)       (9,610)         1,164      1,024        417
Net (loss) income ........................      (27,257)       (1,835)(2)      2,268      2,287      1,575
 Per share:
  (Loss) income from continuing operations    $   (2.75)    $   (1.66)       $  0.20    $  0.18    $  0.06
  Net (loss) income ......................    $   (2.75)        (0.32)          0.40       0.43       0.34

Balance Sheet Data:
                                                    July 31,
                                                    --------
                                  1997      1996      1995      1994     1993
                                  ----      ----      ----      ----     ----

Total assets.................   $144,723  $119,055   $76,829   $62,529  $58,320
Total liabilities............    110,742    87,015    56,575    44,591   44,787
Working capital..............     20,919    17,218    10,022    11,739    6,624
Shareholders' equity.........     24,101    22,581    20,254    17,938   13,533

----------

(1) Represents nine months of results of Western Power & Equipment Corp. ("Western") following its acquisition in November 1992.

(2) Includes income from discontinued operations and the gain on the sale of the manufacturing business of $7.8 million, net of tax.

(3) Includes results of operations of Old ConnectSoft for the day ended July 31, 1996.

(4) Includes the results of InterGlobe for the 10 months following its acquisition in September 1996, Seattle OnLine for the nine months following its acquisition in November 1996 and TechStar for the seven months following its acquisition in December 1996.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

      This management discussion and analysis of financial conditions and results of operations contains certain "forward-looking statements" as defined in the private securities litigation reform act of 1995. Such statements relating to future events and financial performance are forward-looking statements that involve certain risks and uncertainties, detailed from time to time in the Company's various commission filings and in "Item 1. Description of Business - Future Performance and Risk Factors." No assurance can be given that any such matters will be realized.

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

      Effective as of July 31, 1996, the Company acquired, through merger of an acquisition subsidiary of the Company in August 1996 (the "ConnectSoft Merger"), all of the outstanding capital stock of Old ConnectSoft, a private company located in Bellevue, Washington.

      Prior to the July 1996 acquisition by the Company and through January 1997, Old ConnectSoft focused on providing EMail and internet software products. In September 1996, Old ConnectSoft conceived and began to develop its FreeAgent(TM) software designed to integrate e-mail, voice mail, facsimile, page massaging, content on the World Wide Web (the "Web") and potentially any other network-based digital data found on the Internet, corporate intranets, private branch exchange ("PBX") telephone systems and the public switched telephone network ("PSTN"). With this network-based application, FreeAgent is currently capable of applying advanced media transformation processes and user interface technologies for speech recognition, text-to-speech and natural language understanding so that a person can send or receive a message between any two media, using any two communication devices, whether a telephone on PBX or PSTN systems, a personal computer on Internet or intranet systems or almost any other communication device connected to these systems. In July 1997, Old ConnectSoft transferred to Connectsoft, a newly formed wholly-owned subsidiary of the Company, all of the FreeAgent(TM) technology and assets. In consideration of such transfer, the Company agreed to indemnify its ConnectSoft subsidiary from all liabilities and obligations, other than those related to FreeAgentTM, which arise out of the business or operations of Old ConnectSoft.

      Exodus, previously a division of Old ConnectSoft, became a separate 80.4% owned subsidiary of the Company immediately following the ConnectSoft Merger. Exodus has developed a proprietary application remoting software, marketed as NTERPRISE(TM), which, when combined with a multi-user software "kernal" which modifies certain source code instructions in the Windows(TM) operating system, allows users to run Windows(TM) application server software programs designed for the Microsoft(TM) Windows NT(TM) operating system (i) on users' existing Unix(TM) workstations, X-terminals and other X-windows devices, Macintosh terminals and Java-enabled network computers, which would otherwise not be Windows compatible, and (ii) on older versions of Windows compatible workstations such as 286- and 386-based personal computers, which are otherwise incapable of running newer versions of Windows compatible software. In September 1997, Microsoft Corporation announced that it would incorporate its own multi-user software in future versions of Windows NT(TM) and that only its Windows T.share client/server protocol and Citrix Systems, Inc. ICA application remoting software protocol will be supported in the initial releases of Windows NT 4.0 and 5.0 "Hydra" multi-user operating system products. In addition, Microsoft advised the Company that alternate multi-user and application server software protocols such as NTERPRISE(TM) would not be presently considered. Since its July 1996 acquisition the Exodus technology, the Company has expended in excess of $6.0 million to develop and market its NTERPRISE(TM) products. As a result of these material adverse developments, the Company has significantly reduced its Exodus operations and is currently considering whether the Exodus protocols can be redesigned to support client computers that are alternatives to WindowsNT, such as Unix(TM) workstations, X-terminals and Java(TM) enabled computers. In the event that the Company is unable to develop an alternate non-Windows supported solution within the next three to six months, the Company will probably cease such efforts and sustain a total loss of its investment in the NTERPRISE(TM) products and system. See "RISK FACTORS" and "BUSINESS -Significant Recent Developments - Transactions with Prologue."

      In fiscal year ended July 31, 1997, the Company incurred a net loss of $8.2 million including impairment loss of $2.2 million from its Exodus subsidiary and a net loss of $3.1 million from the operations of Old ConnectSoft. In addition, the operations of FreeAgent(TM) conducted by Connectsoft incurred an additional $2.8 million of net losses in fiscal 1997.

      Effective September 20, 1996, the Company acquired InterGlobe Networks, Inc. InterGlobe provides engineering, design and consulting services for users and providers of telecommunications facilities on the Internet and other media. In fiscal 1997, InterGlobe incurred a net loss of $2,224,000 (including $1,600,000 of goodwill and investment writeoffs) on total revenues of $1,041,000.

      Effective November 8, 1996, the Company acquired the assets of Seattle OnLine, Inc. which provides a local Internet service in the Pacific Northwest. In fiscal 1997, Seattle OnLine incurred a net loss of $1.6 million on total revenues of $87,000.

      The aggregate net losses of approximately $17.6 million incurred by the Company's Old ConnectSoft, Exodus, Connectsoft, InterGlobe and Seattle OnLine subsidiaries (all of which are based in the Seattle, Washington area) do not include approximately $6.5 million of selling, general and administrative expenses and net interest expense incurred in fiscal 1997 in connection with the operations of the Company's corporate offices in Bellevue, Washington and Long Island, New York.

      Effective December 11, 1996, the Company acquired TechStar pursuant to a merger transaction. TechStar is engaged in providing site acquisition, zoning, architectural and engineering services, as well as consulting services to the wireless telecommunications industry. In August 1997, the Company sold TechStar to IDF in exchange for approximately 58% of the IDF outstanding common stock. From December 1996 (the date of acquisition by the Company) through July 31, 1997, TechStar earned $1.1 million before taxes on $3.9 million of total revenues.

Results of Operations

                                                                     % of                      % of
                                                      1997         Revenues     1996         Revenues
                                                      ----         --------     ----         --------
                                                               FISCAL YEAR ENDED JULY 31,
                                                                     (in Thousands)
                                                                      (unaudited)

Net Sales ........................................  $ 154,545       100.0%   $ 106,555        100.0%

Cost of goods sold ...............................  $ 134,759        87.2%   $  93,906         88.1%

Selling, general and administrative expenses .....  $  25,400        16.4%   $   9,535          8.9%
Research and development expenses ................  $   4,953         3.2%   $  10,295          9.7%
Other operating expenses .........................  $  12,510         8.1%          --           --
Interest expense, net ............................  $   3,025         2.0%   $   1,137          1.1%
(Loss) from continuing operations before income
  taxes and minority interest ....................  $ (26,102)      (16.9%)  $  (8,318)        (7.8)%
(Benefit) provision for income taxes .............  $  (1,669)       (1.1)%   $     890          0.8%
Minority interest in earnings of consolidated
  subsidiary .....................................  $     421         0.3%   $     402          0.4%
Discontinued operations and gain on sale of wholly
  owned subsidiaries (less applicable income taxes
  of $5,042) .....................................         --          --    $   7,775          7.3%
Net (loss) .......................................  $ (24,854)      (16.1)%  $  (1,835)        (1.7)%
Dividend on preferred stock ......................  $   2,403         1.6%          --           --
Net (loss) available for common shareholders .....  $ (27,257)      (17.7)%  $  (1,835)        (1.7)%

Results of Operations

      Fiscal Year 1997 As Compared to Fiscal Year 1996.

      Western's revenues for the fiscal year ended July 31, 1997 increased by $41.6 million, or approximately 39% over the fiscal year ended July 31, 1996. The increase was due primarily to the contribution of the stores acquired or opened in the last year, accounting for $21.4 million (51%) of the increase in sales. Western's same store revenues increased $10.2 million or 25% for the fiscal year ended July 31, 1997, as compared to the fiscal year ended July 31, 1996. For the fiscal year ended July 31, 1997, Western's sales in all departments were up at least 25% compared to the same period in the prior year. Old ConnectSoft, Connectsoft, Interglobe, Exodus, Seattle OnLine and TechStar (the "Technology Group") reported total revenue of $6.4 million for the fiscal year ended July 31, 1997.

      Selling, general and administrative ("SG&A") expenses were $25 million (16.2% of sales) for the fiscal year ended July 31, 1997, compared to $9.5 million (8.9% of sales) for the comparative prior year period. The substantial increase in SG&A expenses of $15.5 million for the year ended July 31, 1997 were attributable to an increase at Western of $3.4 million and an increase of $6.8 million of corporate SG&A, and included Technology Group SG&A expenses of $13.6 million which had no comparable expense in 1996.

      During the fiscal year ended July 31, 1997, the Technology Group continued development activities related to its NTERPRISE(TM) software product and to a lesser extent its e-mail software products for retail and OEM markets, as well as the ConnectSoft FreeAgent(TM) product involving intelligent integrated communications for telecommunication companies, Internet access providers and corporate intranets. Research and development expense of $10,295,000 in fiscal 1996 consisted primarily of purchased research and development of $10 million related to the acquisition of Old ConnectSoft and Exodus. Research and development expense of $4,953,000 in fiscal 1997 represents costs incurred by the Technology Group in the design and development of products prior to those products achieving technological feasibility.

      Other operating expenses in fiscal 1997 are comprised of:

      ERD bad debt               $ 4,985,000
      Seattle OnLine settlement    1,800,000
      Write down of goodwill
      of other assets              5,725,000
                                 -----------
                                 $12,510,000
                                 ===========

      During the year ended July 31, 1997, only minimal revenues were generated by Old ConnectSoft's EMAIL CONNECTION(TM) product, and subsequent to such date revenues have declined further. These revenue decreases were attributable to more intense competition and lower sales prices in the market place and the inclusion of similar products in bundled software packages distributed by the larger companies in the industry. In addition, EMAIL CONNECTION(TM) is based on an older 16 bit technology, while most competitive products are built upon the new and enhanced 32 bit technology. As a result, due to insignificant sales and the economic infeasability of upgrading the EMAIL CONNECTION(TM) product to the 32 bit technology, the Company determined that this technology had no material remaining value. Therefore, the $430,000 balance of the value of this technology was written off in fiscal 1997.

      In addition due to the lack of sales as mentioned above, and the high cost of market entry, management has determined that there is no material remaining value to the non-compete agreement with the former Chief Executive Officer of Old ConnectSoft. The $500,000 balance of the value of this asset was written off in fiscal 1997.

      The remaining intangible assets acquired as a result of the purchase of Old ConnectSoft and Exodus relate to the NTERPRISE(TM) product. As a result of recent adverse developments concerning the Old ConnectSoft and Exodus software products, management has determined that an aggregate of loss of $2.2 million would be incurred for fiscal 1997 as a results of the impairment of the value of those assets as of July 31, 1997.

      Interest expense for the fiscal year ended July 31, 1997 was $3.025 million compared to $1.137 million for the fiscal year ended July 31, 1996, due to increased inventory carried by Western to support higher equipment sales level, including a significant investment in equipment dedicated to the rental fleet, and required funding of the operations of certain of the technology companies.

      The effective tax rate for fiscal 1997 was approximately 6.4%, which is lower than the 37% effective tax rate for the prior year comparative period. This decrease is a result of the recognition of a valuation allowance against the net operating loss carryforward and deferred tax assets.

      In fiscal year ended July 31, 1997, the Company incurred a net loss of $8.2 million from its Exodus subsidiary and a net loss of $3.1 million from the operations of Old ConnectSoft. In addition, the FreeAgent(TM) development and marketing activities conducted by Connectsoft incurred an additional $2.8 million of net losses in fiscal 1997. InterGlobe incurred a net loss of $2.224 million (including $1.6 million of writeoffs of goodwill and investment) on total revenues of $1,040,590 and Seattle OnLine incurred a net loss of $1.575 million on total revenues of $87,000.

      The aggregate net losses of approximately $17.2 million incurred by the Company's Old ConnectSoft, Exodus, Connectsoft, InterGlobe and Seattle OnLine subsidiaries (all of which are based in the Seattle, Washington area) do not include approximately $6.5 million of selling, general and administrative expenses and net interest expense incurred in fiscal 1997 in connection with the operations of the Company's corporate offices in Bellevue, Washington and Long Island.

      Although Western's sales increased, the increase in Western's operating and interest expenses and warranty problems with Case backhoe Equipment which Western elected to absorb, resulted in net income of approximately $1.0 million in fiscal 1997, as compared with $2.0 million in the prior year.

      As a result of the foregoing, in fiscal year ended July 31, 1997, the Company reported a consolidated net loss of $27.3 million on total net consolidated sales of approximately $154.5 million.


Fiscal Year 1996, As Compared With Fiscal Year 1995

                                                                      % of                    % of
                                                          1996      Revenues     1995       Revenues
                                                          ----      --------     ----       --------
                                                                  YEARS ENDED JULY 31,
                                                                     (In Thousands)

Net sales ...........................................  $ 106,555       100%     $86,173        100%
Cost of goods sold ..................................  $  93,906      88.1%     $76,145       88.4%
Selling, general and administrative expenses ........  $   9,535       8.9%     $ 6,228        7.2%
Research and development expenses ...................  $  10,295       9.7%          --          0%
Interest expense, net ...............................  $   1,137       1.1%     $ 1,421        1.6%
Income (loss) from continuing operations before taxes
  and minority interest .............................  $  (8,318)     (7.8)%    $ 1,993        2.3%
Provision for income taxes ..........................  $     890       0.8%     $   711        0.8%
Income from discontinued business operations ........  $   7,775       7.3%     $ 1,104        1.3%
Net (loss) income ...................................  $  (1,835)     (1.7)%    $ 2,268        2.6%

Continuing operations for fiscal 1996 and 1995 consist of twelve months of the Company's Distribution Group activities comprising Western and one day of Old ConnectSoft operations.

      Revenues for fiscal 1996 increased by approximately $20,382,000, or 23.7% over fiscal 1995. All such revenues are attributable to the Western subsidiary, which reported net sales for fiscal 1996 of $106,555,000, as compared to $86,173,000 for fiscal 1995. Same store revenues increased 13.8% over the prior year results reflecting a continuation of generally good economic conditions, increased market acceptance of Western's products, increased housing starts, as well as revenues realized from the addition of numerous new parts and equipment lines to Western's product offerings.

      Cost of goods sold as a percentage of Western's sales was 88.1% during fiscal 1996 which is consistent with the prior year results. Western's management has placed a high priority on improving overall gross margins by working to increase higher margin service and parts revenues and by obtaining higher prices for new equipment.

      Selling, general and administrative expenses totaled $9,535,000 or 8.9% of sales for fiscal 1996 compared to $6,228,000 or 7.2% of sales for fiscal 1995. The increase in selling, general and administrative expenses as a percent of sales resulted mainly from administrative costs associated with Western's acquisition and integration of the Sacramento Case operations and GCS operations. Stock option compensation expense of $1,671,000 relates to options granted to certain key employees under the Company's 1996 Stock Option Plan.

      Research and development expense for fiscal 1996 amounted to $10,295,000 or 9.7% of consolidated revenue. Included in this amount is $10,033,000 representing an allocation of the cost of acquiring Old ConnectSoft to in process technology which was charged to operations. An additional $2,484,000 of research and development costs were capitalized due to technological feasibility of the products. In August 1996, the assets and liabilities relating to the NTERPRISE(TM) application remoting software product development and business were sold to Exodus, an 80%-owned subsidiary of the Company. The remaining 20% equity interest in Exodus is owned by key employees of such subsidiary.

      The $284,000 decrease in net interest expense for fiscal 1996 is primarily attributable to an increasing balance of inventory purchased under Western's various floor plan lines of credit to stock the new outlets, an increase of inventory dedicated to rental from approximately $5,000,000 in fiscal 1995 to more than $12,000,000 in fiscal 1996, as well as changes in floor plan terms by Case. Effective January 1, 1996, Case changed factory to dealer terms in a program they have named "Focus 2000". While interest free floor plan terms for Case's most expensive units wheel loaders and excavators remains at six to eight months, the terms on Case's smaller units were shortened from nine months to four months interest free. For the first time, Case is also granting a 4% cash discount if the dealer pays for the machine outright rather than utilizing the interest-free floor planning. Western was able to take advantage of the cash discounts for some of its purchases in fiscal 1996, which had an immediate effect on interest expense. The interest free floor planning period was not utilized, however. Nevertheless, management believes that the positive impact of the discounted cost as these units are sold will more than offset the increased interest expense. These increases in expense are offset by increased interest income from investments in cash and marketable debt securities which amounted to $754,000 during fiscal 1996, an increase of $583,000 over fiscal 1995, resulting from a significant increase in investable funds from the proceeds of the sale of the manufacturing businesses in January 1996.

      The provision for income taxes from continuing operations for fiscal 1996 of $890,000 increased $179,000 from fiscal 1995. The increase in the amount and as a percentage of pre tax income from continuing operations resulted primarily from expensing of purchased software development costs.

      The Company recognized a gain of $12,502,000 ($7,460,000, net of applicable taxes) in connection with the sale of its manufacturing business to Hutchinson which was consummated in January 1996. Income from continuing operations of the Manufacturing Business for the period of August 1, 1995 to January 19, 1996, the date of sale, amounted to $315,000 as compared to $1,104,000 for the full year for fiscal 1995.

Liquidity And Capital Resources

      General

      In fiscal 1996, as a result of the Hutchinson transaction the Company significantly increased its liquidity and capital resources. During the year ended July 31, 1997, cash and cash equivalents decreased by $4.8 million, with operating losses from the Technology Business principally offset by the receipt of $9.2 million of net proceeds from the 1997 Private Placement. The Company had negative cash flow from operations of approximately $15.2 million during fiscal 1997 reflecting such operating losses from its Technology Business.

      The Company has used, and intends to use in the future, the proceeds of the Hutchinson Transaction, to acquire and fund the working capital needs of additional businesses. The Company has been granted a $10,000,000 secured demand line of credit from its commercial bank. This line is uncommitted and secured by the Company's portfolio of cash and marketable securities held by the bank. On July 31, 1997 approximately $6,849,000 was outstanding under such line of credit, the principal of which bears interest at the bank's 90 day LIBOR rate (currently 5.875%) plus 1.125%. Substantially all of the advances under the line of credit were used by the Company to finance the working capital and software development requirements of its Old ConnectSoft, Exodus, InterGlobe, Seattle OnLine and Connectsoft subsidiaries.

      In May 1996 approximately 427,000 options granted under the Company's employee stock option plans were exercised and $1,776,000 of net proceeds were received by the Company. The Company used these funds to reduce its short term bank borrowings. On May 21, 1997, to foster exercise of the Public Warrants, the expiration date of the Public Warrants was extended from June 30, 1997 to July 31, 1998.

      The Company's cash, cash equivalents and marketable securities of $22,302,000 as of July 31, 1997 and available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months.

      The Company seeks to provide a high current return on its investments of cash and cash equivalents while preserving both liquidity and capital. The established policy guidelines for its investment portfolio include investments that include United States Treasury securities, United States government agency obligations, deposit-type obligations of United States banking institutions, repurchase agreements, United States denominated A1 grade commercial paper, United States money market funds and interests in mutual funds that invest in the above listed instruments. Concentration of the portfolio is limited to not more than 20% of the investment portfolio in the securities of any one bank, corporation or non-government issuer.

      The investments chosen reflect this policy by investing substantially all cash and cash equivalents in money market funds, United States Treasury Securities and United States denominated A1 grade commercial paper.

      On October 31, 1997, the Company repaid the entire balance then due to Northfork Bank of $14,409,810. Such balance consisted of $9,998,810 under the advised line of credit and $4,411,000 under the standby letter of credit.

      Simultaneously, the Company entered into a new banking arrangement with Northfork Bank which provides for a credit facility of up to $2,000,000. This facility is secured by deposit of cash and marketable securities held at the bank of approximately $6,320,000 and carries an annual interest rate of LIBOR to 1 1/8% (currently 6.9%). As of November 10, 1997 there were no amounts outstanding under this credit line and all amounts subsequently drawn will be due and payable on October 1, 1998.

      In addition, the Company is currently in negotiations with other financing institutions to expand the credit available to the Company. There can be no assurance that these negotiations will result in additional availability for the Company.

      1997 Private Placement

      Primarily as a result of payments made in connection with its acquisition program commenced in May 1996 and to support the capital requirements of Old ConnectSoft and Exodus, the Company has recently sought to recoup its liquid capital resources. Accordingly, on January 10, 1997, the Company consummated a private placement of 400,000 shares of Series B-2 Preferred Stock (the "Private Placement Preferred Shares") to 11 unaffiliated purchasers. The Company realized net proceeds of approximately $9,200,000 from the sale of the Private Placement Preferred Shares.

      The Private Placement Preferred Shares were initially convertible by the holders into an aggregate of 1,165,501 1997 Private Placement Shares, subject to adjustment, at various times during the three-year period ending January 8, 2000 at prices equal to the lesser of (i) the Closing Date Average Price of $8.58 per share, (ii) 105% of the Anniversary Average Price (which Anniversary Average Price shall be the Average Price (defined below) on the date immediately preceding the first anniversary of the Closing Date), but only if the Anniversary Average Price is less than the Closing Date Average Price, or (iii) 82.5% of the Conversion Date Average Price. For purposes of determining the Private Placement Preferred Shares conversion rate, the Average Price equals the average daily closing bid price of the Company's Common Stock as reported on Nasdaq or other national securities exchange for the ten (10) trading days immediately preceding the date of sale of such Private Placement Preferred Shares, the anniversary of such sale, or the conversion date, as the case may be.

      In addition to the Private Placement Preferred Shares, the investors in the 1997 Private Placement purchased Private Placement Warrants to purchase an aggregate of 350,000 shares of Common Stock at an exercise price of $8.58 per share, the Closing Date Average Price. The Private Placement Warrants expire January 8, 2002 to the extent unexercised.

      In the event of an initial public offering of common stock of the Company's Exodus subsidiary, investors in the 1997 Private Placement have the right to purchase, for $.01 per warrant, five-year warrants to purchase up to 350,000 shares of Exodus common stock (the "Exodus Common Stock") at an exercise price equal to the initial price per share that Exodus Common Stock is offered to the public (the "Exodus Warrants"). The Exodus Warrants contain terms which are substantially identical to the Private Placement Warrants. The shares of Exodus Common Stock issuable upon exercise of the Exodus Warrants shall be subject to customary "piggyback" registration rights and one demand registration right following completion of a proposed initial public offering of Exodus securities, but shall be subject to restrictions on sale pursuant to customary "lock-up" agreements (but in no event for more than 180 days) with the representative of the underwriters of the Exodus initial public offering.

      Pursuant to the terms of the 1997 Private Placement, the Company filed a registration statement with the Securities and Exchange Commission (the "Commission") with respect to the distribution of the Shares of Company Common Stock issuable upon exercise of the Private Placement Warrants, as well as the 1997 Private Placement Shares to be issued upon conversion of the Private Placement Preferred Shares. Such registration statement was declared effective by the Commission on May 7, 1997. Subsequent to such date, there was a significant decline in the per share trading price of Company Common Stock, and all 400,000 of the Private Placement Shares were converted into an aggregate of 2,631,125 shares of Common Stock.

      Western

      Western's primary source of internal liquidity has been its profitable operations since its inception in November 1992. As more fully described below, Western's primary sources of external liquidity were contributions to Western by the Company, and equipment inventory floor plan financing arrangements provided to Western by Case Credit Corporation, the other manufacturers of products sold by Western, Seattle-First National Bank ("SeaFirst Bank"), Associates Commercial Corporation ("Associates") and Orix Commercial Credit ("Orix"). In addition, in fiscal 1995, WPE, the immediate parent of Western, completed an initial public offering of 1,495,000 shares of common stock at $6.50 per share, generating net proceeds of $7,801,000. The net proceeds of the offering were utilized to repay amounts due to the Company and to Case, the acquisition and opening of additional outlets, as well as to reduce floor plan debt.

      Under its inventory floor plan finance arrangements, the manufacturers of products sold by Western provide Western with interest free credit terms on new equipment purchases for periods ranging from one to 12 months, after which interest commences to accrue monthly at rates ranging from two to three percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At July 31, 1997, Western was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $34,634,000.

      In order to take advantage of a 3% cash discount offered by Case under its new Focus 2000 program, to provide financing beyond the term of applicable manufacturer provided floor plan financing arrangements, Western has entered into separate secured floor planning lines of credit with SeaFirst Bank.

      The SeaFirst line of credit was entered into in June 1994, renewed in September 1997 and provides a $22,000,000 line of credit which can be used to finance new and used equipment or equipment to be held for rental purposes. On July 31, 1997, approximately $20,857,000 was outstanding under such line of credit, the principal of which bears interest at 0.50% below the bank's prime rate and is subject to annual review and renewal on September 1, 1998.

      In June 1997, Western obtained a $75 million inventory flooring and operating line on credit through Deutsche Financial Services ("DFS"). The DFS credit facility is a three year floating rate facility based on prime with rates between 0.50% under a bank prime rate to 1.00% over such prime rate depending upon the amount of total borrowng under the facility. Amounts are advanced against Western's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. Western expects to use this borrowing facility to lower flooring related intererst expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers to provide operating capital for further growth, and to refinance some of its acquisition related debt at a lower interest rate. Although Western had not drawn against this credit facility as of July 31, 1997, as at September 30, 1997, approximately $16.6 million was outstanding under such facility.

      On October 19, 1995, Western entered into a purchase and sale agreement with an unrelated party for the Auburn, Washington facility subject to the execution of a lease. Under the terms of this agreement, which closed on December 1, 1995, Western sold the property and is leasing it back from the purchaser. In accordance with Statement of Financial Accounting Standards No. 13 (SFAS 13), the building portion of the lease is being accounted for as a capital lease while the land portion of the lease qualifies for treatment as an operating lease. See Note 7 to the accompanying consolidated financial statements for more information. The proceeds from the Auburn facility sale leaseback transaction were sufficient to retire the related note payable to Case.

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

      The real property and improvements used in connection with the Sacramento Operation, and upon which the Sacramento Operation is located, were sold by Case for $1,500,000 to the McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, a director of the Company and the President and Chief Executive Officer of Western, and Robert M. Rubin, the Chairman and Chief Executive Officer of the Company and a director of Western. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to Western under the terms of a 20 year Commercial Lease Agreement dated as of March 1, 1996. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease while the land portion of the lease qualifies for treatment as an operating lease.

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

      During fiscal 1997, cash and cash equivalents of Western decreased by $846,000 primarily due to the purchase of Sahlberg Equipment, Inc. and increased inventory levels. Western had positive cash flow from operating activities during the year of $2,546,000 reflecting net income for the year after adding back depreciation and amortization. Purchases of fixed assets during the year were related mainly to the opening of new distribution outlets and the Sahlberg acquisition.

      The Technology Business

      In fiscal 1997, the Company funded substantially all of the working capital requirements of Old ConnectSoft, Exodus, Connectsoft, Seattle OnLine and InterGlobe through a secured line a credit, initially provided by Citibank NA and later replaced by Northfork Bank. Advances under such line of credit was secured by cash and marketable securities of the Company. On October 31, 1997 the Company repaid the entire $14.4 million balance then due to Northfork Bank, including $4.4 million advanced by Northfork under the letter of credit in favor of Chase Bank for the benefit of ERD Waste Corp.

      On October 31, 1997, the Company entered into a new banking arrangement with Northfork Bank which provides for a credit facility of up to $2.0 million secured by cash deposits and marketable securities and bearing interest at the Libor Rate plus 1-1/8% (currently 6.9%). As of November 10, 1997, no amounts were outstanding under this credit line. The credit line and all amounts subsequently drawn thereunder are due and payable on October 1, 1998.

Acquisition and Sale Transactions

      In January 1996, the Company and each of its AUG, AUP and AUS subsidiaries, sold all of the assets of the National O-Ring and Stillman Seal businesses comprising the manufacturing business of the Company to, and substantially all of the liabilities associated with operation of such manufacturing business were assumed by, N O-Ring Corporation and Stillman Seal Corporation (the "Hutchinson Subsidiaries"), which are subsidiaries of Hutchinson Corporation ("Hutchinson"). Under the terms of the Hutchinson Transaction, the Hutchinson Subsidiaries assumed all of the liabilities and obligations of the Company and each of its AUG, AUP and AUS subsidiaries arising out of the ordinary course of the former manufacturing business operated by AUP and AUS other than, in general, liabilities for breaches of law, liabilities for unpaid taxes on the sale of assets to Hutchinson, or any liabilities which may result from discontinued operations not purchased by the Hutchinson Subsidiaries. In the event that the Hutchinson Subsidiaries or Hutchinson (see below) fail to discharge the assumed liabilities, at this time the Company could be liable for the assumed trade payables (the remaining amounts of which are not believed to be material), the assumed environmental liabilities (which, if any, are not believed to be material), the assumed liabilities for product liability or other tort claims (which, if any, are not believed to be material), the assumed liabilities for performance under contracts and bids outstanding at the time of closing (which, if any, are not believed to be material) and the assumed liabilities for taxes resulting from operation of the former manufacturing business (which, if any, are not believed to be material).

      A subsidiary of Total America, Inc., a New York Stock Exchange listed company ("Total"), Hutchinson produces a variety of rubber related products for three market sectors: automotive, consumer and industrial. Hutchinson has guaranteed the obligations of the Hutchinson Subsidiaries to assume and discharge the transferred liabilities.

      The purchase price paid by Hutchinson for the manufacturing business was $24,500,000, $20,825,000 of which was paid in cash and the aggregate $3,675,000 balance was paid by delivery of two 24-month non-interest bearing promissory notes. The Hutchinson notes, which have been discounted for financial statement presentation by $172,000 at July 31, 1997, are guaranteed by Total.

      Management of the Company carefully considered, both prior and immediately subsequent to consummation of the Hutchinson transaction, the best utilization of the cash resources that would result therefrom. The Board of Directors determined that stockholder value could best be enhanced by directing the Company's future in the computing and telecommunications industries through the acquisition of proprietary technologies, unique niche software products and selective expertise that could be marketed on a national scale.

      As a result of such strategy, the Company embarked upon an acquisition program and, between May 1996 and April 1997 and acquired five companies. The terms of such acquisitions are summarized below.

   Old ConnectSoft and Exodus

      Effective as of July 31, 1996, the Company acquired, through merger of an acquisition subsidiary of the Company in August 1996 (the "ConnectSoft Merger"), all of the outstanding capital stock of Old ConnectSoft, a private company located in Bellevue, Washington, which provided retail e-mail software products and was then developing the NTERPRISE(TM) application remoting software. The acquisition of Old ConnectSoft was not closed until August 8, 1996. However, utilizing the purchase method of accounting, the operating results of Old ConnectSoft have been included in the consolidated operating results commencing July 31, 1996 because the Company assumed effective control of Old ConnectSoft under the terms of a written agreement as of that date. July 31, 1996 was also the date of the Old ConnectSoft shareholders' meeting at which the merger was approved. In connection with the ConnectSoft Merger, Old ConnectSoft shareholders received, on a pro rata basis, an aggregate 976,539 shares of the Company's Series B-1 Preferred Stock (the "Series B-1 Preferred Stock"). Such Series B-1 Preferred Stock does not pay a dividend, is not subject to redemption, has a liquidation preference of $3.50 per share over Company Common Stock and votes together with the Company Common Stock as a single class on a one share for one vote basis. Each share of Series B-1 Preferred Stock is convertible into shares of Company Common Stock at the holder's option into a minimum of 976,539 shares of Company Common Stock and a maximum of 2,929,617 shares of Company Common Stock, based upon certain criteria.

      The Series B-1 Preferred Stock may be converted into shares of Company Common Stock as follows:

      (a) each share of Series B-1 Preferred Stock may be converted, at any time, into one share of Company Common Stock (a minimum of 976,539 shares of such Common Stock if all such shares of Series B-1 Preferred Stock are so converted);

      (b) in the event that the "Combined Pre-Tax Income" (as defined) of any or all of the "Subject Entities" (as defined) in any one of the three fiscal years ending July 31, 1997, July 31, 1998, or July 31, 1999 (each a "Measuring Fiscal Year" and collectively, the "Measuring Fiscal Years"):
      (i) shall equal or exceed $3,000,000, each share of Series B-1 Preferred Stock may be converted into two shares of Company Common Stock (a maximum of 1,953,078 shares of such Common Stock if all such shares of Series B-1 Preferred Stock are so converted); or (ii) shall equal or exceed $5,000,000, each share of Series B-1 Preferred Stock may be converted into three shares of Company Common Stock (a maximum of 2,929,617 shares of such Common Stock if all such shares of Series B-1 Preferred Stock are so converted).

      The "Subject Entities" were defined to include Old ConnectSoft and Exodus and their consolidated subsidiaries (if any), or any other subsidiary of the Company formed to conduct business operations engaged in by Old ConnectSoft as at the July 31, 1996 effective time of the ConnectSoft Merger. The definition of Subject Entities also included any subsidiary of the Company to whom assets or operating revenues of Old ConnectSoft are transferred.

      At the time of the Old ConnectSoft Merger, all personnel and other assets relating to the ENTERPRISE(TM) application remoting software, and all liabilities associated with such business were transferred by Old ConnectSoft to Exodus. The 19.6% minority equity interest in Exodus not owned by the Company is held by current and former management and employees of Exodus, some of whom were pre-Old ConnectSoft Merger shareholders of Old ConnectSoft. Such persons waived their right to receive shares of Series B-1 Preferred Stock in the ConnectSoft Merger in consideration of their receipt of shares of common stock of Exodus.

      The Old ConnectSoft merger agreement also provides that each share of Series B-1 Preferred Stock may be converted into three shares of Company Common Stock, notwithstanding the levels of Combined Pre-Tax Income achieved, in the event that (i) the Company sells the assets or securities of any of the Subject Entities for consideration aggregating $5,000,000 or more, (ii) the Company consummates an initial public offering of the securities of any of the Subject Entities resulting in gross proceeds in excess of $10,000,000, or in a market valuation for 100% of the issuer's common stock equaling or exceeding $50,000,000, or (iii) a transaction occurs with any third party (whether tender offer, merger, consolidation or other combination) with the result that no shares of Company common stock will be publicly traded on The NASDAQ Stock Market or any other national securities exchange.

      In the event that the contemplated initial public offering of Connectsoft is consummated, the former Old ConnectSoft stockholders will be entitled to receive the full 3-for-1 conversion ratio, representing a maximum of 2,929,617 shares of Company Common Stock upon conversion of all 979,539 shares of Series B-1 Preferred Stock. Presently, the conversion ratio is 1-for-1.

      Prior to consummation of the Old ConnectSoft Merger, the Company provided interim working capital financing for Old ConnectSoft which aggregated approximately $3.4 million and assumed all of Old ConnectSoft's operating expenses and liabilities. The Company also agreed to increase its aggregate funding commitments to Old ConnectSoft and its related companies to a minimum of $5.0 million.

      In consideration for their introducing the Company to Old ConnectSoft and its stockholders, as of July 31, 1996, the Company issued an aggregate of 50,000 shares of its Common Stock to Hampshire Securities Corporation and 100,000 shares of Common Stock to Meadowbrook, Ltd., neither of which entity is affiliated with the Company.

   InterGlobe

      In September 1996, the Company acquired, through merger of a newly formed acquisition subsidiary of the Company (the "InterGlobe Merger"), all of the outstanding capital stock of InterGlobe Networks, Inc. ("InterGlobe"), a private company providing engineering, design and consulting services for users and providers of telecommunications facilities on the Internet and other media. Pursuant to the terms of the InterGlobe Merger, the InterGlobe shareholders received the aggregate sum of $400,000, plus an aggregate of 800,000 shares of the Company's Common Stock.

      The former stockholders of InterGlobe also received four-year employment agreements with InterGlobe and the Company pursuant to which they received seven-year options to purchase an additional aggregate 800,000 shares of Company Common Stock at an exercise price of $6.00 per share (the "InterGlobe Options"). The InterGlobe Options shall vest and be exercisable (i) 25% on July 31, 1997 in the event that InterGlobe achieves at least $250,000 of Pre-Tax Income (as defined) in the year ending July 31, 1997, (ii) 25% on July 31, 1998 in the event that InterGlobe achieves at least $1,000,000 of Pre-Tax Income (as defined) in the year ending July 31, 1998, (iii) 25% on July 31, 1999 in the event that InterGlobe achieves at least $2,000,000 of Pre-Tax Income in the year ending July 31, 1999, and (iv) the balance of such Interglobe Options in the event that InterGlobe achieves at least $4,500,000 of Pre-Tax Income in the year ending July 31, 2000. Alternatively, all 800,000 InterGlobe Options shall vest if, during the period commencing upon closing the InterGlobe Merger and terminating on July 31, 2000, the accumulated Pre-Tax Income of Interglobe has equalled or exceeded $7,750,000. In the event that a change in control of the Company occurs, or the Company effects a sale of all or substantially all of the assets of InterGlobe, prior to July 31, 2000, all of the InterGlobe Options shall immediately vest upon such occurrence. In addition, the InterGlobe agreement provides that if the Company effects a public offering of InterGlobe or a sale of InterGlobe prior to July 31, 2000, the InterGlobe stockholders may elect (but shall not be required) to exchange two-thirds of all Company securities received by them in the InterGlobe Merger for an aggregate of 25% of the common stock of InterGlobe owned by the Company prior to such transaction.

      Following completion of the InterGlobe Merger, Artour Baganov, the President and Chief Executive Officer of InterGlobe, was appointed as a member of the Board of Directors of the Company. Mr. Baganov subsequently resigned as a director of the Company and InterGlobe on November 4, 1997.

   Seattle OnLine

      On November 8, 1996, the Company formed Seattle OnLine as a wholly-owned subsidiary to acquire acquired the assets of Seattle OnLine, Inc., a privately owned Washington corporation engaged in providing a local internet service in the Pacific Northwest. The purchase price for the assets was the sum of $300,000 and up to 25,000 shares of the Company's Common Stock for use by the selling corporation in settlement of its debts. Craig Dieffenbach, the President and principal stockholder of the selling corporation entered into a three-year employment agreement with the Buyer, providing him an annual salary initially set at $125,000 per year, plus a bonus based upon exceeding certain minimum sales levels. Both Mr. Dieffenbach and the minority stockholder of the selling corporation also entered into non-competition and non-disclosure agreements for the benefit of the selling corporation and Seattle OnLine. In consideration for their covenants contained in such non-competition and non-disclosure agreements, the Company issued to such individuals three year warrants to purchase an aggregate of 333,333 shares of the Company's Common Stock. From its inception in 1996 through November 8, 1996, Seattle OnLine generated revenues of $81,000, incurred a net loss of $400,000 and had total assets of $106,000 at November 8, 1996.

      Of such warrants, the minority stockholder of the selling corporation received three year warrants to purchase an aggregate of 28,333 shares of the Company's Common Stock at an exercise price of $6.00 per share. The balance of the warrants to purchase 305,000 shares of the Company's Common Stock were issued to Mr. Dieffenbach.

      In August 1997, Mr. Dieffenbach commenced an arbitration proceeding in Seattle, Washington against the Company and Seattle OnLine alleging wrongful discharge and breach by the Company of the Seattle OnLine merger agreement. In August 1997, the Company agreed to settle the dispute by the payment of $1.5 million, of which $500,000 has been paid and $1.0 million is due on or before November 17, 1997. The Company also agreed to issue to Mr. and Mrs. Dieffenbach and their legal counsel 150,000 Company warrants exercisable at $6.25 per share. The value of these warrants resulted in an additional charge of $300,000. As part of such settlement, Mr. Dieffenbach's employment agreement and 305,000 Company warrants were canceled. See "LEGAL PROCEEDINGS."

   TechStar and Arcadia

      Effective December 11, 1996, the Company acquired TechStar, formerly known as Broadcast Tower Sites, Inc., pursuant to a merger transaction (the "TechStar Merger"). TechStar is engaged in providing site acquisition, zoning, architectural and engineering services, as well as consulting services, to the wireless telecommunications industry.

      Pursuant to the terms of the TechStar Merger, the former TechStar shareholders received an aggregate of 507,246 shares of Company Common Stock, $780,000 was paid in cash and the Company delivered three year notes aggregating $600,000, bearing interest at the Citibank, N.A. prime rate, and payable in installments of $100,000, $200,000 and $300,000 on each of November 30, 1997, 1998 and 1999 (the "TechStar Notes").

      In a related transaction, in December 1996 the Company also entered into an agreement to acquire 100% of the capital stock of Arcadia, a company recently formed for the purpose of providing consulting services to clients in the wireless telecommunications industry, and paid $220,000 as a deposit on execution of the Arcadia agreement. The Company completed the Arcadia acquisition in April 1997, at which time it issued an aggregate of 192,754 shares of Company Common Stock. Following the Arcadia acquisition, Arcadia was merged with and into the Company. Arcadia has had no operations, and has no material assets other than its employment relationship with Solon Kandel, its President and stockholder. Mr. Kandel became a director of the Company in April 1997 and subsequently resigned his directorship in August 1997 upon consummation of the IDF Merger.

      Each of Messrs. Sergio Luciani and Simontov Moskona, the former stockholders of TechStar and Solon L. Kandel received four-year employment agreements with TechStar and the Company pursuant to which such persons shall receive, in addition to their base salaries and annual bonuses based upon performance of TechStar, options exercisable over a five year period entitling the holders to purchase an additional aggregate 780,000 shares of Company Common Stock (the "TechStar Options"). The TechStar Options shall vest and be exercisable (i) 195,000 options on November 30, 1997 in the event that TechStar achieves at least $2,000,000 of Pre-Tax Income (as defined) in the 12 months ending November 30, 1997, (ii) 195,000 options on November 30, 1998 in the event that TechStar achieves at least $2,500,000 of Pre-Tax Income (as defined) in the 12 months ending November 30, 1998, (iii) 195,000 options on November 30, 1999 in the event that TechStar achieves at least $3,000,000 of Pre-Tax Income in the 12 months ending November 30, 1999, and (iv) 195,000 options on November 30, 2000 in the event that TechStar achieves at least $3,500,000 of Pre-Tax Income in the 12 months ending November 30, 2000. Alternatively, all 780,000 TechStar Options shall vest if, during the period commencing upon closing the Merger and terminating on November 30, 2000, the accumulated Pre-Tax Income of TechStar has equalled or exceeded $11,000,000. In the event that a change in control of the Company occurs, or the Company effects a sale of all or substantially all of the assets of TechStar, prior to November 30, 2000, all of the TechStar Options shall immediately vest upon such occurrence. In addition, the TechStar acquisition agreement provides that if the Company effects a public offering of TechStar or a sale of TechStar prior to November 30, 2000, Messrs. Luciani, Moskona and Kandel may elect (but shall not be required) to exchange all Company securities received by them in the TechStar acquisition (the "Exchange Option") for an aggregate of 25% of the common stock of TechStar then owned by the Company prior to such transaction.

      In addition to the 780,000 TechStar Options issued to the former TechStar and Arcadia stockholders, the Company also agreed to issue an additional 120,000 TechStar Options, on identical terms as those offered to Messrs. Luciani, Moskona and Kandel, to certain other key employees of TechStar designated by the former TechStar and Arcadia stockholders.

      Sergio Luciani, a former stockholder and currently Executive Vice President and Chief Financial Officer of TechStar was appointed as a member of the Board of Directors of the Company. Mr. Luciani resigned his Company directorship upon consummation of the transaction with IDF in September 1997.

      In August 1997, the Company sold TechStar to IDF in consideration for approximately 6.1 million shares of IDF, representing approximately 58% of its outstanding common stock, before dilution resulting from completion of a $3.0 million private placement of IDF notes convertible into IDF common stock at $1.25 per share. As part of such transaction, the employment agreements and the 780,000 performance options of each of Messrs. Luciani, Moskona and Kandel were canceled, as were the 120,000 performance options granted to other TechStar employees. In addition, IDF agreed to make the $300,000 payment due in May 1999 under the TechStar Notes. Messrs. Luciani and Kandel agreed to resign as members of the Company Board of Directors and became senior executive officers of IDF. See "BUSINESS - Significant Recent Developments - IDF Transaction."

ITEM 8.     FINANCIAL STATEMENTS
                                                                     Page
                                                                    Number
                                                                    ------
Financial Statements:

      Report of Independent
      Public Accountants                                             F - 1

      Consolidated Balance Sheets as of
      July 31, 1997 and 1996                                         F - 2

      Consolidated Statements of Operations for the years
      ended July 31, 1997, 1996 and 1995                             F - 4

      Consolidated Statements of Stockholders' Equity for the
      years ended July 31, 1997, 1996 and 1995                       F - 5

      Consolidated Statements of Cash Flows for the years ended
      July 31, 1997, 1996 and 1995                                   F - 6

      Notes to Consolidated Financial Statements                     F - 7


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers, Directors and Key Employees


      The following table sets forth information with respect to directors, nominees for directors, executive officers and key employees of the Company as of November 10, 1997. There are no pending legal proceedings to which any director, nominee for director or executive officer of the Company is a party adverse to the Company.

Name                Age                   Position
----                ---                   --------
Robert M. Rubin...   57  Chairman of the Board of Directors, President and Chief
                         Executive Officer

Lawrence E. Kaplan   54  Director

C. Dean McLain....   42  Director and Executive Vice President of the Company;
                         President and Chief Executive Officer of Western

David M. Barnes      54  Vice President of Finance, Chief Financial Officer and
                         Director
Howard Katz.......   55  Executive Vice President and Director

================================================================================

      Robert M. Rubin. Mr. Rubin has served as the Chairman of the Board of Directors of the Company since May, 1991, and was its Chief Executive Officer from May 1991 to January 1, 1994. Between October, 1990 and January 1, 1994, Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of AUG and its subsidiaries; from January 1, 1994 to January 19, 1996, he served only as Chairman of the Board of AUG and its subsidiaries. From January 19, 1996, Mr. Rubin has served as Chairman of the Board and President and Chief Executive Officer of the Company. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986. Mr. Rubin continued as a director of SCI (now known as Olsten Corporation ("Olsten")) until the latter part of 1987. Olsten, a New York Stock Exchange listed company, is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin is Chairman of the Board, Chief Executive Officer and a stockholder of ERD Waste Technology, Inc., a diversified waste management public company specializing in the management and disposal of municipal solid waste, industrial and commercial non-hazardous waste and hazardous waste. In September 1997, ERD filed for protection under the provisions of Chapter 11 of the federal bankruptcy act. Mr. Rubin is a former director and Vice Chairman, and currently a minority stockholder, of American Complex Care, Incorporated, a public company formerly engaged in providing on-site health care services, including intra-dermal infusion therapies. In April 1995, American Complex Care, Incorporated's operating subsidiaries made assignments of their assets for the benefit of creditors without resort to bankruptcy proceedings. Mr. Rubin is also a minority stockholder of Universal Self Care, Inc., a public company engaged in the sale of products used by diabetics. Mr. Rubin is also the Chairman of the Board of both Western and IDF. The Company owns approximately 56.6% of the outstanding common stock of Western and approximately 58% of the outstanding common stock of IDF. Mr. Rubin owns approximately 13% of the fully-diluted IDF common stock. Mr. Rubin is also a director and a minority stockholder of Response USA, Inc., a public company engaged in the sale and distribution of personal emergency response systems; Diplomat Corporation, a public company engaged in the manufacture and distribution of baby products; and Medi-Merg, Inc., a Canadian managment company for hospital emergency rooms and out-patient facilities.

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

      David M. Barnes. Mr. Barnes has been Chief Financial Officer of the Company since May 15, 1996, and Vice President Finance and director since November 8, 1996. Mr. Barnes has been a director of Consolidated Stainless, Inc., a manufacturer and distributor of stainless steel products, since June 21, 1994. From April 1990 until July 1990, Mr. Barnes also served as an officer and director of Intelcom Data Systems, Inc., which engages in the design and development of software for the foreign currency exchange and banking industries. From October 1987 until May 1989, Mr. Barnes was Vice President of Finance at U.S. Home Care Corp., a home health care provider. From April 1983 until September 1987, Mr. Barnes was Vice President of Finance and Administration of Lifetime Corporation. From 1975 to 1983, Mr. Barnes was Executive Vice President of Beefsteak Charlies, Inc. Mr. Barnes served as a Director of Universal Self Care, Inc., a distributor and retailer of products and services principally for diabetics, from May 1991 to June 1995 and he is a director, President and a minority stockholder of American Complex Care, Incorporated, a public company formerly engaged in providing on-site health care services, including intradermal infusion therapies. In April 1995, American Complex Care, Incorporated's operating subsidiaries made assignments of their assets for the benefit of creditors without resort to bankruptcy proceedings.

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

      The following table sets forth the amount of all compensation paid by the Company for services rendered during each of the three fiscal years of the Company ended July 31, 1997, 1996 and 1995 to each of the Company's most highly compensated executive officers and key employees whose total compensation exceeded $100,000, and to all executive officers and key employees of the Company as a group.

                                                               Long-Term Compensation
                                                               ----------------------    Payouts
                              Annual Compensation    Other      Restricted               -------
                              -------------------    Annual        Stock     Options/     LTIP     All Other
Name and Principal     Year    Salary    Bonus    Compensation    Awards     SARs(#)     Payouts  Compensation
------------------     ----    ------    -----    ------------    ------     -------     -------  ------------
Robert M. Rubin        1997    $325,000  $   -0-          $0         $0                     $0         $0
Chairman,              1996     300,000   50,000          $0         $0      450,000        $0         $0
President, and         1995     168,750   69,600          $0         $0       80,000(3)     $0         $0
Chief Executive
Officer
Howard Katz            1997    $131,968       --          $0         $0      200,000        $0         $0
Executive Vice-        1996          --       --          $0         $0      150,000        $0         $0
President and          1995          --       --          $0         $0           --        $0         $0
Director
David M. Barnes        1997    $129,807       --          $0         $0      100,000        $0         $0
Chief Financial        1996          --       --          $0         $0      100,000        $0         $0
Officer and            1995          --       --          $0         $0           --        $0         $0
Director
C. Dean McLain(2)      1997    $268,587  $18,658          $0         $0                     $0         $
Executive Vice         1996     250,000   84,868          $0         $0      150,000        $0         $0
President and          1995     170,709   75,000          $0         $0      195,000(3)     $0    $29,250(4)
Director;
President of
Western
===========================================================================================================

-----------
(1) On June 15, 1995, Western entered into a separate employment agreement with Robert Rubin. Mr. Rubin's 1995 salary includes $18,750 paid through Western (See "Employment, Incentive Compensation and Termination Agreements").

(2) Mr. McLain joined the Company in March 1993. Effective as of August 1, 1995, Mr. McLain's employment agreement with the Company was terminated and he entered into an amended employment agreement with Western Power Equipment Corp. (See "Employment, Incentive Compensation and Termination Agreements").

(3) On May 5, 1995 the Board of Directors canceled the named person's outstanding stock options to acquire an equal number of shares and issued new stock options at the then current market price of $3.125.

(4) Pursuant to the terms of Mr. McLain's Employment Agreement, dated February 12, 1993, during the Fiscal Year 1993 Mr. McLain received $38,095 from the Company as reimbursement for certain expenses that he incurred in connection with his move to Washington State, and the sale of his former residence, in order to permit his assuming his employment duties on behalf of the Company. In addition, under the terms of his Employment Agreement on March 1, 1993, July 31, 1994, and August 1, 1995 Mr. McLain was permitted to and did purchase from the Company 8,000, 6,000, and 6,000 shares of the Company's common stock, respectively, at a price of $.01 per share. On March 1, 1993, August 1, 1994, and on August 1, 1995, the closing prices for a share of the Company's common stock as reported by NASDAQ was $5 3/4, $4 1/16 and $4 7/8, respectively. The value of the 20,000 shares of common stock held by Mr. McLain as of July 31, 1995 was $97,500.

                               STOCK OPTION PLANS

Option Grants in Fiscal Year 1997

      The following table identifies individual grants of stock options made during the last completed fiscal year to the executive officers named in the Summary Compensation Table:

                               Individual Grants                           Realizable Value at
                               -----------------                         Assumed Annual Rates of
                                                                         Stock Price Appreciation
                                                                             for Option Term
                                                                         ------------------------
          (a)                 (b)             (c)            (d)          (e)        (f)         (g)
                                          % of Total
                                            Options
                            Options        Granted to    Exercise of
                            Granted       Employees in   Base Price   Expiration
Name                          (#)         Fiscal Year      ($/Sh)        Date       5% ($)      10%($)
----                        -------       ------------   -----------  ----------    ------      ------
                                                                       5/21/99-
Robert Rubin..........      156,550           21.5%      $5.125          8/4/01   $  842,435  $  882,500
Howard Katz...........      200,000           27.5%       4.375-5.125    8/4/01    1,010,625   1,058,750
David M. Barnes.......      100,000           13.8%       4.375-5.125    8/4/01      498,750     522,500
C. Dean McLain........            0               0           N/A         N/A          N/A         N/A
========================================================================================================

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

                          Aggregated Options Exercised
                         in Last Fiscal Year and Fiscal
                             Year-End Option Values

      (a)              (b)                (c)                (d)                    (e)
                                                     Number of Unexercised   Value of Unexercised
                 Shares Acquired on  Value Realized    Options at Fiscal    In-The-Money Options at
Name                Exercise (#)          ($)              Year-End (#)       Fiscal Year-End ($)
----             ------------------  --------------  ---------------------  -----------------------
Robert Rubin             -0-                 -0-         560,000                $1,322,509
                                                         (exercisable)          (exercisable)
Howard Katz              -0-                 -0-         200,000                $613,393
                                                         (exercisable)          (exercisable)
David Barnes             -0-                 -0-         91,666                 $203,384
                                                         (exercisable)          (exercisable)
C. Dean McLain       112,000             718,500         233,000                $871,875
                                                         (exercisable)          (exercisable)

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

      On January 19, 1996, as a result of the Hutchinson Transaction, John Shahid, former President and Chief Executive Officer of the Company, and the Company entered into a Termination Agreement whereby Mr. Shahid resigned as an officer and director of the Company and each of its subsidiaries in consideration for the payment of an aggregate of $815,833, representing salary payments under his Employment Agreement though December 31, 1998, as well as a bonus payment for fiscal year 1996 in the amount of $90,000. The Termination Agreement also provides that the Company shall retain Mr. Shahid as a consultant for a period of three years, commencing April 1, 1996, for which consulting services he will be paid an aggregate of $200,000 in equal quarterly installments.

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

      The Company hired Howard Katz as Executive Vice President effective April 15, 1996. Mr. Katz currently receives a base salary of $162,000 per annum, payable bi-weekly. Mr. Katz does not have an employment agreement with the Company.

      The Company hired David M. Barnes as its Chief Financial Officer effective May 15, 1996. Mr. Barnes receives a base salary of $150,000 per annum, payable bi-weekly. Mr. Barnes does not have an employment agreement with the Company.

      In December 1995, the Company amended each of its then outstanding employee stock option plans in anticipation of the consummation of the Hutchinson transaction. Under the old terms of the plans, all options granted to employees would have terminated within ninety days of such employees' termination of employment with the Company or any of its subsidiaries. As a majority of the Company's employees, other than those of Western, were to be terminated upon the consummation of the Hutchinson transaction, the Company felt that it was in its best interests to amend the Plans in order to extend the expiration dates of these options and to allow for such options to immediately vest in full upon the consummation of the Hutchinson transaction. All of the options granted under the Plans became exercisable until January 19, 1998. At such time, the options held by individuals no longer employed by the Company or its subsidiaries shall immediately terminate. Options which continue to be held by Company employees shall revert back to their old vesting terms and original expiration dates. One effect of these amendments is to change the federal income tax treatment of incentive options held by non-employees of the Company. Upon exercise, these options shall be treated as non-qualified stock options for federal income tax purposes. As a result of such option exercise period extension, the Company incurred additional compensation expense for the fiscal year ended July 31, 1996 in the amount of $332,293. Such amount is equal to the product of the number of options whose exercise periods were extended and the aggregate difference between the exercise price of each extended option and the market price for a share of Company Common Stock on January 19, 1996 (the closing date of the Hutchinson Transaction, the day that the option extension became effective).

Compensation Committee Interlocks and Insider Participation

      During the fiscal year ended July 31, 1997, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") met once in May 1997. During this time the Company's Board of Directors decided all compensation matters relating to the Company's executive officers. Mr. Rubin's annual compensation identified in the Summary Compensation Table was provided for under his employment agreements entered into in July 1991 and August 1994, and his amended and restated employment agreement dated as of June 3, 1996, which were approved by the Company's Board of Directors. In June 1995, following completion of Western's initial public offering, Mr. Rubin's 1994 employment agreement with the Company was amended to (i) eliminate his guaranteed annual bonus, and (ii) limit his annual incentive bonus to $50,000 per annum for each of fiscal years ended July 31, 1996 and 1997, and payable only in the event that the consolidated net income of the Company, excluding the net income of Western, shall exceed $1,500,000 in each of such fiscal years. For information concerning Mr. Rubin's June 1996 amended and restated employment agreement, see "Employment, Incentive Compensation and Termination Agreements", above. Mr. Rubin also entered into a separate employment agreement with Western. See, "Employment, Incentive Compensation and Termination Agreements," above. Mr. McLain's annual compensation was provided for under his employment agreement dated February 12, 1993, which was approved by vote of the Company's Board of Directors. Effective as of August 1, 1995, Mr. McLain's employment agreement with the Company was terminated and he entered into an amended employment agreement with Western. See "Employment, Incentive Compensation and Termination Agreements", above.

      During the 1997 fiscal year, other than Messrs. Rubin and McLain, who were then officers of the Company and members of the Board of Directors, no officers or employees of the Company or any subsidiary participated in the Board's compensation decisions. Of the Compensation Committee members, only Mr. Rubin was at any time an officer or employee of the Company or any of its subsidiaries. While Mr. Rubin serves on the Compensation Committees of the Boards of Directors of other publicly held corporations, no executive officers or directors of such companies serve on the Company's Compensation Committee, other than Lawrence Kaplan. The Company's Audit, Compensation and Stock Option Committees are comprised of Messrs. Rubin and Kaplan.

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

      On January 26, 1994, the Company entered into a month-to-month public relations consulting agreement with Gro-Vest Management Consultants, Inc. ("Gro-Vest Consultants"), a company one of whose principal stockholders, directors and officers is Lawrence Kaplan. Commencing on March 1, 1994, the Company became obligated to pay $3,000 per month to Gro-Vest Consultants for its services under such agreement, subject to termination of the agreement on 30 days' notice provided by either party thereto. An aggregate of $26,000 was paid to Gro-Vest Consultants in the 1997 fiscal year.

      At the closing of the Hutchinson Transaction, the Company, Robert Rubin and Hutchinson (as guarantor) entered into a five-year Non-Competition Agreement in favor of Hutchinson and its affiliates, pursuant to which Mr. Rubin and the Company agreed not to compete with the businesses acquired in the Hutchinson transaction. Under the terms of the Non-Competition Agreement, Mr. Rubin will receive payments aggregating $200,000 over a seven year period. In addition, at the Closing Hutchinson engaged Mr. Rubin as a consultant to provide advisory services relating to the acquired manufacturing business over a seven year period, for which services Mr. Rubin will receive payments aggregating $1,000,000. Such payments are pledged as collateral by Mr. Rubin for his $1.2 million loan.No payments have or will be made to Mr. Rubin under his non-competition or consulting agreements with Hutchinson, unless and until the Hutchinson transaction and such payments are ratified by the Company's stockholders at the next special or annual meeting of stockholders. Such payments are pledged as collateral by Mr. Rubin for his $1.2 million loan.

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

      Pursuant to an Agreement, dated May 30, 1996 (the "ERD Agreement") between the Company and ERD Waste Corp.("ERD"), the Company agreed to provide certain financial accommodations to ERD by making available a $4.4 million standby letter of credit (the "Letter of Credit") originally issued by Citibank NA and later assumed by Northfork Bank in favor of Chase Bank (formerly Chemical Bank) on behalf of ERD. Chase Bank is the principal lender to ERD and its subsidiaries, and upon issuance of the Letter of Credit, Chase Bank made available $4.4 million of additional funding to ERD under ERD's existing lending facility. The funding was used to refinance certain outstanding indebtedness of Environmental Services of America, Inc. ("ENSA"), a wholly-owned subsidiary of ERD. Robert M. Rubin, the Chairman and Chief Executive Officer and a principal stockholder of the Company is also the Chairman, Chief Executive Officer, a director and a principal stockholder of ERD, owning approximately 25.1% of the outstanding ERD Common Stock.

      In consideration for making the Letter of Credit available, in addition to repayment by ERD of all amounts drawn under the Letter of Credit and the grant of a security interest in certain machinery and equipment of ENSA to secure such repayment, ERD agreed (i) to pay to the Company all of the Company's fees, costs and expenses payable to Citibank and others in connection with making the Letter of Credit available, as well as the amount of all interest paid by the Company on drawings under the Letter of Credit prior to their repayment by ERD and (ii) to issue to the Company an aggregate of 25,000 shares of ERD common stock for each consecutive period of 90 days or any portion thereof, commencing August 1, 1996 that the Letter of Credit remains outstanding. ERD Common Stock was then traded on the NASDAQ National Market and, at the time of closing of the transaction with ERD, its the closing price of ERD Common Stock, as traded on Nasdaq was $9.25 per share.

      In August 1996, a subsidiary of ERD which operates a waste facility in Nassau County, New York was cited by the New York State Department of Environmental Conservation ("DEC") for violating certain DEC regulations. Such waste facility currently accounts for approximately 13% of ERD's consolidated revenues. As a result of the uncertainties surrounding ERD's waste facility operations, the per share price of ERD Common Stock closed at $2.875 per share on November 8, 1996. ERD and the DEC have reached agreement to settle such violations, which resulted in the closing of the Long Beach, New York facility. As a result, the business of ERD was materially and adversely affected.

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

      In February 1997, the Company advanced an additional $500,000 to ERD, payable on demand.

      Under the terms of an indemnity agreement, dated May 30, 1996, Robert M. Rubin agreed to indemnify the Company for all losses, if any, incurred by the Company as a result of issuance of the Letter of Credit for the benefit of ERD. In consideration of his negotiating the modification of the ERD agreement, on November 8, 1996, the Company's Board of Directors (Mr. Rubin abstaining) agreed to amend the indemnity agreement with Mr. Rubin to limit his contingent liability thereunder to the extent of 23% (Mr. Rubin's approximate percentage beneficial ownership in the outstanding Company Common Stock as of May 30, 1996) of all losses that the Company may incur in connection with its having provided the Letter of Credit financial accommodation on behalf of ERD. Mr. Rubin's reimbursement obligations are also subject to pro rata reduction to the extent of any repayments made directly by ERD or from proceeds received by AUGI from the sale of ERD capital stock described above. In addition, Mr. Rubin personally guaranteed the $500,000 additional advance from the Company to ERD.

      On September 30, 1997, ERD filed for reorganization under Chapter 11 of the federal bankruptcy laws, and on October 29, 1997, Chase Bank drew on the Company provided letter of credit. As a result, the Company became liable to Northfork Bank, the issuer of the letter of credit, for the $4.4 million amount of such draw; which obligation the Company paid in full on October 31, 1997. As a result, the Company is now a creditor in the ERD reorganization, holding approximately $5.0 million of claims and holds a lien on certain ERD assets. However, by reason of the affiliation of Mr. Rubin with both corporations, it is possible that such lien will not be sustained in the reorganization proceeding; in which event the Company will be a general unsecured creditor of ERD. Although the Company does not believe that Chase Bank acted in a commercially reasonable manner and is currently considering its legal options, as a result of the foregoing development, the Company recorded a $5.0 million net loss in connection with the ERD transaction for the year ended July 31, 1997. In the event that the Company does not recoup any portion of such loss in connection with the ERD bankruptcy proceeding or otherwise, Mr. Rubin has personally agreed to indemnify the Company for the first $1.6 million of such loss.

      As of November 10, 1997, the directors and executive officers listed below hold outstanding non-qualified options to acquire shares of Company Common Stock granted under the Company's 1996 Stock Option Plan, adopted on April 25, 1996 and amended as of July 30, 1996, as follows: options were granted on April 25, 1996 to Robert M. Rubin (450,000 options), C. Dean McLain (150,000 options) and Howard Katz (150,000 options) at an exercise price of $3.78125 per share; options were granted on May 15, 1996 to David M. Barnes (100,000 options) at an exercise price of $5.25 per share; options were granted to Robert M. Rubin (30,000 options), Howard Katz (100,000 options) and David M. Barnes (50,000 options) at an exercise price of $5.125 on October 4, 1996; and options were granted to Howard Katz (100,000 options) and David M. Barnes (50,000 options) at an exercise price of $4.375 on May 21, 1997. The exercise prices of all such options equals the average of the closing bid and asked prices for a share of Company Common Stock as reported on The Nasdaq National Market on the date of option grant.

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

      All options granted to each of Messrs. Rubin and McLain in April 1996, and 100,000 options granted to Mr. Katz at $5.125 per share in October 1996, were immediately exercisable. The options granted to Mr. Barnes in May 1996 and the remaining 150,000 options granted to Mr. Katz vested immediately as to 33 1/3 % and as to 33 1/3 % at the end of each of various fiscal periods ending 1997 and 1998, subject to their continued employment with the Company. The options to acquire 156,550 shares granted to Mr. Rubin and 50,000 shares granted to Mr. Barnes in October 1996 vest 50% on the first anniversary of the option grant and 50% on the second anniversary of the option grant.

      In June 1996, the Company agreed to loan to Mr. Rubin up to $1,200,000, at an interest rate equal to one percent above the fluctuating Prime Rate offered by Citibank, N.A. All borrowings under the loan are repayable on a demand basis, when and if requested by the Company, but in no event later than July 31, 1998. Mr. Rubin's indebtedness is secured by his pledge of 150,000 shares of Company Common Stock and his collateral assignment of all payments due to him under the terms of his seven-year Consulting Agreement and Non-Competition Agreement with Hutchinson, which currently aggregate $1,200,000.

      Robert M. Rubin is currently a director of IDF and owns 874,659 shares of IDF common stock, representing approximately 13.0% of the currently outstanding IDF common stock after giving effect to the IDF Merger, including Mr. Rubin's conversion of an $800,000 loan previously made to IDF into convertible preferred stock convertible into an additional 400,000 shares of IDF common stock. As a result of the completion of the IDF Merger, Mr. Rubin serves as Chairman of the Board of Directors of IDF and received a three year employment agreement from IDF at an annual salary of $75,000. Lawrence Kaplan, a director of the Company, is also a member of the Board of Directors of IDF and directly and through affiliates owns an aggregate of 497,859 shares of IDF common stock. In addition, GV Capital, Inc., an affiliate of Mr. Kaplan, has acted as placement agent in connection with the IDF private placement and received additional compensation for such services, in the form of commission of 7.5%, a 2.5% non-accountable expense allowance and 180,000 shares of IDF common stock for nominal consideration.

Board Compensation Committee Report on Executive Compensation

      The Board of Directors of the Company has decided that the best way to attract and retain highly capable employees on a basis that will encourage them to perform at increasing levels of effectiveness and to use their best efforts to promote the growth and profitability of the Company and its subsidiaries, is to enter into employment agreements with its senior executive officers. During the fiscal year ended July 31, 1995, Messrs. Rubin, Shahid and McLain were all under contract with the Company. This had enabled the Board to concentrate on the negotiation of particular employment contracts rather than on the formulation of more general compensation policies for all management and other personnel. Upon the effective date of the initial public offering of Western, Mr. McLain's Employment Agreement was terminated. Mr. Shahid's Employment Agreement was terminated upon consummation of the Hutchinson Transaction. See, "Employment, Incentive Compensation and Termination Agreements" above. The Company believes that its compensation levels as to all of its employees were comparable to industry standards. Currently, Mr. Rubin is the Company's only senior executive officer of the Company employed under a contract approved by the full Board of Directors. See "Employment, Incentive Compensation and Termination Agreements," above.

      In setting levels of compensation under such employment contracts and in approving management's compensation of all other Company employees, the Board of Directors evaluates the Company's overall profitability, the contribution of particular individuals to Company performance and industry compensation standards. A significant percentage of the compensation paid to each of Messrs. Shahid, McLain and Rubin in the past under their respective employment agreements and payable to Mr. Baganov under his agreement was and is tied to the Company's achievement of prescribed levels of pre-tax income of the Company as a whole or of the subsidiary for which such executive is responsible. See, "Employment, Incentive Compensation and Termination Agreements," above. The members of the Company's Board of Directors are Messrs. Robert M. Rubin, C. Dean McLain, Lawrence E. Kaplan, Howard Katz and David M. Barnes.


ROBERT M. RUBIN     LAWRENCE E. KAPLAN     C. DEAN MCLAIN

HOWARD KATZ               DAVID M. BARNES

Compliance with Section 16(a) of the Exchange Act.

      To the knowledge of the Company, no officers, directors, beneficial owners of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any other person subject to Section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended July 31, 1997.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


      The following table sets forth certain information as of November 10, 1997 with respect to the beneficial ownership of the Common Stock of the Company by each beneficial owner of more than 5% of the total number of outstanding shares of the Common Stock of the Company, each director and all executive officers and directors of the Company as a group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                                                  No. of           Percent of
Name and Address                            Office                Shares           Outstanding
----------------                            ------                ------           -----------
Robert M. Rubin                     Director, President,       1,575,798(1)(2)         14.2%
11130 NE 33rd Place                 Chief Executive Officer
Bellevue, WA 98004
                                    Director                               -0-           -0-
Lawrence E. Kaplan
330 Vanderbilt Motor Pkwy
Hauppauge, NY 11788
                                    Director, Executive          257,500(2)(3)          2.3%
C. Dean McLain                      Vice-President and
4601 N.E. 77th Avenue               President of Western
Suite 200
Vancouver, WA 98662

Artour Baganov                                                      698,182(4)          6.3%
1520 Fourth Avenue,
Suite 200
Seattle, WA 98101

Associated Capital L.P.(5)                                             570,000          5.1%
477 Madison Avenue - 14th floor
New York, NY 10022

David M. Barnes                     Vice President of                91,666(6)          0.9%
11130 NE 33rd Place                 Finance and Director
Bellevue, WA 98004
                                    Executive Vice                  200,000(6)          1.8%
Howard Katz                         President and Director
11130 NE 33rd Place
Bellevue, WA 98004

All directors and executive officers as a group                2,694,964(1)(2)         24.3%
(5 persons)                                                          (3)(4)(6)
=============================================================================================

----------
*     Less than one percent (1%)

(1) Includes non-qualified options to purchase 80,000 shares granted to Mr. Rubin at an exercise price of $3.125 per share adn 126,550 shares at an exercise price of $5.125 per share issued under the Company's 1991 Stock Option Plan which are fully exercisable.

(2) Includes non-qualified options granted under the 1996 Stock Option Plan (options to acquire 323,450 shares to Mr. Rubin; options to acquire 150,000 shares to Mr. McLain). Such options were granted on April 25, 1996 at an exercise price of $3.78125 per share, the fair market value of the Common Stock on the date of option grant. The 1996 Stock Option Plan was amended in July 1996 to make options granted under the plan exercisable without stockholder approval. Messrs. Rubin and McLain's continuing employment by the Company is governed by the terms of their employment agreements. Does not include 30,000 options granted to Mr. Rubin on October 4, 1996 under the 1996 Stock Option Plan, which options are not yet exercisable.

(3) Includes (i) options to purchase 36,000 shares of the Company's Common Stock at $3.125 per share granted under the Company's 1991 Stock Option Plan, (ii) options to purchase 45,000 shares of the Company's Common Stock at $4.875 per share under the 1991 Stock Option Plan, (iii) options to purchase 12,500 shares of the Company's Common Stock at $3.875 per share under the 1991 Stock Option Plan and (iv) options to purchase 150,000 shares of the Company's Common Stock at $3.78125 per share granted under the 1996 Stock Option Plan.

(4) Mr. Baganov is currertly the President of InterGlobe and was formerly a member of the Board of Directors of the Company and InterGlobe. On November 4, 1997, Mr. Baganov resigned as a director of the Company and its subsidiaries. The forgoing shares owned by Mr. Baganov does not include a maximum of 698,182 shares of Company Common Stock at $5.50 per share which are exercisable by Mr. Baganov only under certain conditions specified in connection with his employment agreement with Interglobe. In the event InterGlobe and Mr. Baganov settle the terms of such employment agreement, such options will be cancelled.

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

(6) Includes options to purchase 100,000 shares granted to Mr. Katz at an exercise price of $5.125 per share and options to purchase 50,000 shares granted to Mr. Katz at an exercise price of $3.78125 under the 1996 Plan which are immediately exercisable. Does not include options granted under the 1996 Stock Option Plan to Messrs. Barnes (33,334 shares at an exercise price of $3.78125 per share and 25,000 at an exercise price of $5.125 per share) and Katz (50,000 shares) at exercise price of $3.78125, respectively, which are not yet exercisable. The options issuable to each of Messrs. Barnes and Katz which are not yet exercisable are only exercisable under certain conditions related to their continued employment with the Company.

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

            Report of Independent Accountants..............................F-2
            Consolidated Balance Sheets as of
             July 31, 1997 and 1996........................................F-3
            Consolidated Statements of Operations
             for the years ended July 31, 1997,
             1996, and 1995................................................F-4
            Consolidated Statements of Stockholders'
             Equity for the years ended July 31, 1997,
             1996 and 1995.................................................F-5
            Consolidated Statements of Cash Flows
             for the years ended July 31, 1997,
             1996 and 1995.................................................F-7
            Notes to Consolidated Financial
             Statements....................................................F-9

      2.    Schedule II -- Valuation and Qualifying Accounts...............S-1


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

      4.2         1991 Employee Stock Option Plan. (8)

      4.3         1996 Stock Option Plan, as amended

      10.1 Agreement of Purchase and Sale, dated December 4, 1992, by and between Case and Western Power (Schedules omitted) (1)

      10.2 Employment Agreement, by and between Western Power and C. Dean McLain. (14)

      10.3 Financing Agreement with Associates Commercial Corporation and Western Power. (3)

      Exhibit
      Number      Description
      ------      -----------

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

      10.10       GCS Acquisition Agreement with Western Power (14)

      Exhibit
      Number      Description
      ------      -----------

      10.11       Amended and Restated Employment Agreement with Robert M. Rubin
                  (11)

      10.12 Asset Purchase Agreement, dated as of November 22, 1995, by and among Hutchinson Corporation, American United Global, Inc. ("AUGI"), AUG California, Inc. ("AUG- Ca"), American United Products, Inc. ("AUP"), and American United Seal, Inc. ("AUS") (Schedules and Exhibits omitted). (12)

      10.13 Non-Competition Agreement, dated January 19, 1996, among Hutchinson Seal Corporation, AUGI, AUG-Ca, AUP and AUS. (12)

      10.14 Non-Competition Agreement, dated January 19, 1996, between Hutchinson Seal Corporation and Robert M. Rubin. (12)

      10.15 Agreement of Hutchinson Corporation to guaranty payments under Non-Competition and Consulting Agreements. (12)

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

      Exhibit
      Number      Description
      ------      -----------

      10.24 Agreement of Plan and Merger, by and among American United Global, Inc. ("AUGI"), BTS Acquisition Corp., Broadcast Tower Sites, Inc., Simantov Moskona and Sergio Luciani , dated December 11, 1996 (Incorporated by reference from the Company's Form 8-K filed December 24,1996).

      10.25 Agreement and Plan of Merger, dated July 31, 1997, between American United Global, Inc. IDF International, Inc. and TechStar Communications, Inc. (without exhibits)

      10.26 Asset Purchase Agreement, dated January 17, 1997, among Sahlberg Equipment, Inc., John Sahlberg and Robert Sahlberg, R & J Partners and Western Power & Equipment Corp. (Incorporated by reference from Western Power and Equipment Corp.'s Form 8-K filed February 3, 1997 (File No. 0-26230)).

      10.27 Loan Agreement dated, June 5, 1997, between Deutsche Financial Services, Inc. and Western Power and Equipment Corp. (Incorporated by reference from Western Power and Equipment Corp.'s Form 10-Q filed June 11, 1997 (File No. 0-26230)).

      10.28 Commercial Lease, dated June 1, 1997 between McLain-Rubin Realty Company II, LLC and Western Power and Equipment Corp. for Kent, Washington facility (Incorporated by reference from Western Power and Equipment Corp.'s Form 10-K filed October 29, 1997 (File No. 0-26230)).

      22          Subsidiaries of the Company.

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

(9) Filed as an Exhibit to the definitive Proxy Materials of Alrom Corp., a New York corporation, as filed on December 10, 1991.

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

Dated:  November 13, 1997
                                    AMERICAN UNITED GLOBAL, INC.



                                    By: /s/ Robert M. Rubin
                                        -------------------------------
                                        Robert M. Rubin, Chairman

      In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated



 /S/ Robert M. Rubin          Chairman of the Board,           November 13, 1997
---------------------         Chief Executive Officer
Robert M. Rubin                     and Director


 /S/ C. Dean McLain
---------------------         Executive Vice President         November 13, 1997
C. Dean McLain                and Director



---------------------         Director
Lawrence E. Kaplan

 /S/ David M. Barnes
---------------------         Vice President-Finance           November 13, 1997
David M. Barnes               and Chief Financial
                              and Chief Accounting Officer

 /S/ Howard Katz
---------------------         Executive Vice President         November 13, 1997
Howard Katz                   and Director

                                     SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 1997
                                    AMERICAN UNITED GLOBAL, INC.



                                    By:   /S/ Robert M. Rubin
                                          -----------------------------
                                          Robert M. Rubin, Chairman

      In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

      Signatures                     Title                          Date
      ----------                     -----                          ----


 /S/ Robert M. Rubin        Chairman of the Board,             November   , 1997
-----------------------     Chief Executive Officer
Robert M. Rubin                   and Director



 /S/ C. Dean McLain         Executive Vice President           November   , 1997
---------------------       and Director
C. Dean McLain


                            Director                           November   , 1997
----------------------
Lawrence E. Kaplan


 /S/ David M. Barnes        Vice President-Finance             November   , 1997
-----------------------     and Chief Financial
David M. Barnes             and Chief Accounting Officer



 /S/ Howard Katz            Executive Vice President           November   , 1997
-------------------         and Director
Howard Katz

                          AMERICAN UNITED GLOBAL, INC.

                              FINANCIAL STATEMENTS

                                      INDEX

                                                                            Page

Report of Independent Accountants                                            F-2

Consolidated Balance Sheets                                                  F-3

Consolidated Statements of Operations                                        F-4

Consolidated Statements of Shareholders' Equity                              F-5

Consolidated Statements of Cash Flows                                        F-6

Notes to Consolidated Financial Statements                                   F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
American United Global, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of American United Global, Inc. and its subsidiaries at July 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Seattle, Washington
November 10, 1997

                   AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                           JULY 31,
                                                                -----------------------------

                                                                     1997            1996
                                                                -------------   -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ..................................  $  12,284,000   $  17,086,000
   Investment in marketable debt securities ..................     10,018,000            --
   Trade accounts receivable, less allowance
      for doubtful accounts of $807,000 and
      $652,000, respectively .................................     12,473,000       6,628,000
   Notes receivable from shareholder (Note 15) ...............      1,238,000         838,000
   Inventories (Note 4) ......................................     83,370,000      65,697,000
   Prepaid expenses and other receivables ....................        357,000         476,000
   Deferred tax asset (Note 8) ...............................        936,000       1,528,000
   Notes receivable (Note 10) ................................      3,503,000            --
                                                                -------------   -------------

       Total current assets ..................................    124,179,000      92,253,000

   Property and equipment, net (Note 5) ......................      9,530,000       8,878,000
   Notes receivable (Note 10) ................................           --         3,198,000
   Investment in marketable debt securities ..................           --         6,268,000
   Intangibles and other assets, net of accumulated
     amortization of $1,460,000 and
     $202,000, respectively (Note 13) ........................      8,582,000       6,628,000
   Deferred tax asset (Note 8) ...............................      2,432,000       1,830,000
                                                                -------------   -------------

                                                                $ 144,723,000   $ 119,055,000
                                                                =============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Borrowings under floor financing lines (Note 7) ...........  $  55,490,000   $  54,364,000
   Short-term borrowings (Note 7) ............................     11,751,000       4,660,000
   Current portion of capital lease obligations (Note 11) ....        412,000       1,119,000
   Accounts payable ..........................................     20,150,000       4,252,000
   Accrued liabilities .......................................     12,583,000       5,387,000
   Income taxes payable (Note 8) .............................      1,924,000       5,253,000
   Deferred revenue ..........................................        950,000            --
                                                                -------------   -------------

       Total current liabilities .............................    103,260,000      75,035,000

Long-term borrowings (Note 7) ................................      3,456,000       2,968,000
Capital lease obligations, net of current portion (Note 11) ..      4,026,000       2,083,000
Purchased business obligations (Notes 3 and 6) ...............           --         6,929,000
                                                                -------------   -------------

       Total liabilities .....................................    110,742,000      87,015,000

           The accompanying notes are an integral part of this statement.

                   AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

Minority interest ............................................      9,880,000       9,459,000
                                                                -------------   -------------
Commitments and contingencies (Note 11)

Shareholders' equity (Notes 9 and 12):
   Preferred stock, 12.5% cumulative, $1.00 per share
     liquidation value, $.01 par value; 1,200,000
     shares authorized; none issued and outstanding ..........           --              --
   Series B-1 convertible preferred stock, convertible
     to common, $3.50 per share liquidation value, $.01
     par value; 1,000,000 shares authorized; 976,539 and 0
     shares issued and outstanding, respectively .............         10,000            --
   Series B-2 7% convertible preferred stock; convertible
     into common, $25 per share liquidation value, 500,000
     shares authorized, 120,000 and 0 shares issued and
     outstanding, respectively ...............................          1,000            --
   Common stock, $.01 par value; 20,000,000 shares authorized;
     10,441,583 and 6,266,382 shares issued and outstanding,
     respectively ............................................        104,000          63,000
   Additional contributed capital ............................     48,782,000      20,654,000
   Deferred compensation .....................................       (196,000)       (793,000)
   Retained (deficit) earnings ...............................    (24,600,000)      2,657,000
                                                                -------------   -------------

       Total shareholders' equity ............................     24,101,000      22,581,000
                                                                -------------   -------------

                                                                $ 144,723,000   $ 119,055,000
                                                                =============   =============

           The accompanying notes are an integral part of this statement.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED JULY 31,
                                                                      ---------------------------------------------

                                                                           1997           1996            1995
                                                                      -------------    -------------    -----------
Net sales .........................................................   $ 154,545,000    $ 106,555,000    $86,173,000
Cost of good sold .................................................     134,759,000       93,906,000     76,145,000
                                                                      -------------    -------------    -----------

       Gross profit ...............................................      19,786,000       12,649,000     10,028,000

Selling, general and administrative expenses ......................      25,400,000        9,535,000      6,228,000
Other operating expenses (Notes 13 and 18) ........................      12,510,000             --             --
Research and development expenses (Note 3) ........................       4,953,000       10,295,000           --
                                                                      -------------    -------------    -----------

       Operating (loss) income ....................................     (23,077,000)      (7,181,000)     3,800,000

Interest expense, net .............................................       3,025,000        1,137,000      1,421,000
Loss on Western Power & Equipment initial public offering (Note 9)             --               --          386,000
                                                                      -------------    -------------    -----------

       (Loss) income from continuing operations before income taxes
         and minority interest ....................................     (26,102,000)      (8,318,000)     1,993,000

(Benefit) provision for income taxes (Note 8) .....................      (1,669,000)         890,000        711,000
Minority interest in earnings of consolidated subsidiaries ........         421,000          402,000        118,000
                                                                      -------------    -------------    -----------

       (Loss) income from continuing operations ...................     (24,854,000)      (9,610,000)     1,164,000
                                                                      -------------    -------------    -----------

Discontinued operations, net of taxes (Note 10):
   Income from operations, net of tax .............................            --            315,000      1,104,000
   Gain (loss) on disposal (net of tax of $5,042,000) .............            --          7,460,000           --
                                                                      -------------    -------------    -----------

                                                                               --          7,775,000      1,104,000
                                                                      -------------    -------------    -----------

Net (loss) income .................................................     (24,854,000)      (1,835,000)     2,268,000
Dividends on preferred stock ......................................      (2,403,000)            --             --
                                                                      -------------    -------------    -----------

Net (loss) income available for common shareholders ...............   $ (27,257,000)   $  (1,835,000)   $ 2,268,000
                                                                      =============    =============    ===========

(Loss) earnings per common and common equivalent share:
   (Loss) income from continuing operations .......................   $       (2.75)   $       (1.66)   $       .20
   Discontinued operations ........................................            --               1.34            .20
                                                                      -------------    -------------    -----------

Net (loss) income per share .......................................   $       (2.75)   $        (.32)   $       .40
                                                                      =============    =============    ===========

Weighted average number of shares .................................       9,919,626        5,810,526      5,729,852
                                                                      =============    =============    ===========

           The accompanying notes are an integral part of this statement.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                PREFERRED STOCK                 COMMON STOCK
                                                         -----------------------------------------------------------

                                                           NUMBER OF                      NUMBER OF
                                                            SHARES          AMOUNT         SHARES         AMOUNT
                                                         ------------    -----------    ------------    ------------
Balance at July 31, 1994 .............................           --      $                 5,639,000    $     56,000
Net income
Issuance of common shares as compensation ............                                        16,000           1,000
Net collection on note receivable from shareholder ...
                                                         ------------    -----------      ----------    ------------

Balance at July 31, 1995 .............................           --             --         5,655,000          57,000
Net loss .............................................
Issuance of common shares as compensation ............                                        12,000
Stock issued under stock option plans and warrants ...                                       600,000           6,000
Tax benefit related to stock option plans and warrants
Deferred compensation (Note 3) .......................
Stock option compensation ............................
Net collection on note receivable from shareholder ...
                                                         ------------    -----------      ----------    ------------

Balance at July 31, 1996 .............................                                     6,267,000          63,000
Net loss .............................................
Dividend on preferred stock ..........................
Issuance of common shares ............................                                     1,886,000          19,000
Issuance of preferred stock ..........................      1,377,000         14,000
Conversion of preferred stock to common ..............       (280,000)        (3,000)      2,046,000          20,000
Tax benefit related to stock option plans and warrants
Amortization of deferred compensation (Note 3) .......
Exercise of stock options ............................                                       243,000           2,000
Stock options issued to non-employees ................
Warrants issued in connection with acquisition .......
                                                         ------------    -----------      ----------    ------------

Balance at July 31, 1997 .............................   $  1,097,000    $    11,000      10,442,000    $    104,000
                                                         ============    ===========    ============    ============


                                                         ADDITIONAL                      RETAINED         TOTAL
                                                         CONTRIBUTED                     EARNINGS     SHAREHOLDERS'
                                                           CAPITAL          OTHER        (DEFICIT)       EQUITY
                                                         ------------    -----------    ------------    ------------
Balance at July 31, 1994 .............................   $ 15,858,000    $  (200,000)   $  2,224,000    $ 17,938,000
Net income ...........................................           --             --         2,268,000       2,268,000
Issuance of common shares as compensation ............         31,000                                         32,000
Net collection on note receivable from shareholder ...                        16,000                          16,000
                                                         ------------    -----------    ------------    ------------

Balance at July 31, 1995 .............................     15,889,000       (184,000)      4,492,000      20,254,000
Net loss .............................................                                     (1,835,000)    (1,835,000)
Issuance of common shares as compensation ............         15,000                                         15,000
Stock issued under stock option plans and warrants ...      1,770,000                                      1,776,000
Tax benefit related to stock option plans and warrants        510,000                                        510,000

           The accompanying notes are an integral part of this statement.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Deferred compensation (Note 3) .......................                      (500,000)                      (500,000)
Stock option compensation ............................      2,470,000       (293,000)                      2,177,000
Net collection on note receivable from shareholder ...                       184,000                         184,000
                                                         ------------    -----------    ------------    ------------

Balance at July 31, 1996 .............................     20,654,000       (793,000)      2,657,000      22,581,000
Net loss .............................................                                   (24,854,000)    (24,854,000)
Dividend on preferred stock ..........................      2,286,000                     (2,403,000)       (117,000)
Issuance of common stock .............................      8,525,000                                      8,544,000
Issuance of preferred stock ..........................     15,401,000                                     15,425,000
Conversion of preferred stock to common ..............        (17,000)                                            --
Tax benefit related to stock option plans and warrants        356,000                                        356,000
Amortization of deferred compensation (Note 3) .......                       597,000                         597,000
Exercise of stock options ............................        854,000                                        856,000
Stock options issued to non-employees ................        571,000                                        571,000
Warrants issued in connection with acquisition .......        142,000                                        142,000
                                                         ------------    -----------    ------------    ------------

Balance at July 31, 1997 .............................   $ 48,782,000    $  (196,000)   $(24,600,000)   $ 24,101,000
                                                         ============    ===========    ============    ============

           The accompanying notes are an integral part of this statement.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED JULY 31,
                                                                           -------------------------------------------

                                                                               1997           1996           1995
                                                                           ------------    ------------    -----------
Cash flows from operating activities:
   Net (loss) income ...................................................   $(24,854,000)   $ (1,835,000)   $ 2,268,000
   Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
     Shares issued in lieu of compensation .............................           --              --           32,000
     Depreciation and amortization .....................................      2,646,000         891,000      1,068,000
     Long-term asset impairment ........................................      5,725,000            --             --
     Gain on sale of equity securities .................................           --           (34,000)          --
     Loss on settlement ................................................      1,800,000            --             --
     Loss on standby letter of credit ..................................      4,985,000            --             --
     Amortization of deferred compensation .............................        597,000            --             --
     (Gain)on disposal of business .....................................           --        (7,460,000)          --
     Loss on Western Power & Equipment initial public offering .........           --              --          386,000
     Loss on sale of fixed assets ......................................           --              --            4,000
     Deferred tax provision ............................................        (11,000)       (781,000)      (267,000)
     Income applicable to minority interest ............................        421,000         402,000        118,000
     Purchased research and development ................................           --        10,033,000           --
     Stock option compensation .........................................        271,000       1,671,000           --
     Imputed interest ..................................................        305,000         161,000           --
     Change in assets and liabilities, net of effects of acquisition and dispositions:
       Trade accounts receivable .......................................     (7,255,000)       (275,000)    (2,420,000)
       Inventories .....................................................    (17,673,000)    (12,840,000)    (5,181,000)
       Other assets ....................................................           --          (686,000)          --
       Prepaid expenses and other receivable ...........................     (1,646,000)        571,000     (1,196,000)
       Inventory floor financing .......................................      1,126,000      12,411,000           --
       Accounts payable ................................................     14,181,000         143,000        261,000
       Accrued liabilities .............................................      6,588,000       2,026,000        273,000
       Income taxes payable ............................................     (3,329,000)       (165,000)       324,000
       Change in deferred revenue ......................................        950,000            --             --
       Other ...........................................................           --          (496,000)       828,000
                                                                           ------------    ------------    -----------

       Net cash provided by (used in) operating activities .............    (15,173,000)      3,737,000     (3,502,000)
                                                                           ------------    ------------    -----------
Cash flows from investing activities:
   Proceeds from sale of fixed assets ..................................           --         2,075,000          6,000
   Proceeds from sale of business, net .................................           --        19,099,000           --
   Purchase of property and equipment ..................................     (1,222,000)       (695,000)      (332,000)
   Purchase of equity securities .......................................           --        (1,051,000)          --
   Proceeds from sale of equity securities .............................           --         1,085,000           --
   Purchase of debt securities .........................................     (3,750,000)     (6,268,000)          --
   Advances to ConnectSoft, Inc. prior to acquisition ..................           --        (3,289,000)          --
   Acquisition of businesses, net of cash acquired .....................     (1,497,000)     (2,342,000)      (557,000)
                                                                           ------------    ------------    -----------

       Net cash provided by (used in) investing activities .............     (6,469,000)      8,614,000       (883,000)
                                                                           ------------    ------------    -----------

           The accompanying notes are an integral part of this statement.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash flows from financing activities
   Net borrowings (payments) under revolving credit agreements .........      7,287,000      (2,805,000)     4,187,000
   Borrowings under term loans .........................................        242,000       1,268,000           --
   Repayment of term loans .............................................           --              --       (1,623,000)
   Principal payments under capitalized lease obligations ..............       (327,000)        (62,000)       (52,000)
   Proceeds from sale of stock .........................................      9,182,000            --        7,801,000
   Net payments under notes payable to shareholders ....................           --              --       (2,575,000)
   Decrease in receivable from underwriter .............................           --         1,102,000           --
   Exercise of stock options ...........................................        856,000       1,776,000           --
   Collections (increase) of notes receivable from shareholder, net ....       (400,000)       (688,000)        16,000
                                                                           ------------    ------------    -----------

       Net cash provided by financing activities .......................     16,840,000         591,000      7,754,000
                                                                           ------------    ------------    -----------

Net (decrease)increase in cash and cash equivalents ....................     (4,802,000)     12,942,000      3,369,000
Cash and cash equivalents beginning of year ............................     17,086,000       4,144,000        775,000
                                                                           ------------    ------------    -----------

Cash and cash equivalents end of year ..................................   $ 12,284,000    $ 17,086,000    $ 4,144,000
                                                                           ============    ============    ===========

           The accompanying notes are an integral part of this statement.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

      American United Global, Inc., a Delaware corporation (the "Company") is engaged in two distinct businesses; a technology business and a distribution business.

      The Company's technology business provides telecommunications products and services, a proprietary intelligent communications system, as well as software and networking products. Such products and services are provided by the Company's wholly and majority owned subsidiaries as follows:

      TechStar Communications, Inc. provides consulting services to the wireless communications industry in the form of network hardware acquisition, zoning, architectural and engineering consulting services. As discussed in Note 18, in August, 1997 the Company merged TechStar into IDF International, Inc. ("IDF") in a reverse triangular merger, resulting in the Company owning approximately 58% of IDF. IDF, through its Heyden/Wegman, Inc. subsidiary ("Heyden Wegman") provides general construction and engineering services to municipalities and private industry.

      Connectsoft Communications Corp. ("Connectsoft"), a newly formed wholly owned subsidiary is developing a unified, intelligent communications system being marketed under the name "FreeAgent". FreeAgent is designed to unify communications into a single message box, allow access to that message box through any telephone or online computer, and apply autonomous software processes known as intelligent agentry to the data flowing into and out of the message box for the purpose of automating communications and assisting the user in managing communications.

      eXodus, an 80.4%-owned subsidiary, has developed a proprietary application server software , marketed as NTERPRISE, allows users to run Windows application server software programs designed for Microsoft Windows NT operating system on users' existing Unix workstations, X-terminals and other X-windows devices, Macintosh terminals, Java-enabled network computers and legacy computers that would otherwise not be Windows compatible or are incapable of running newer versions of Windows software. Exodus licenses a multi-user software kernal from Prologue Software, SA under a software license agreement limited to Windows NT
3.51 version only, which expires as early as December, 1997. In September 1997 Microsoft Corporation ("Microsoft") announced that the NTERPRISE protocol would not be presently considered in the initial releases of Windows NT 4.0 and 5.0. As a result of these material adverse developments, the Company has scaled back its Exodus operations pending review of an alternative non-Windows solution. See further details in Notes 6 and 13.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS (CONTINUED)

      InterGlobe Networks, Inc., a wholly owned subsidiary, provides network engineering, design and consultation services, network security, remote network management and monitoring as well as intranet development. In November 1997 the Company signed a letter of intent to sell InterGlobe to a third party for cash of $1,500,000 and certain securities of a privately held company (See Note 13).

      Seattle Online, Inc., a wholly owned subsidiary provided a regional internet/intranet telecommunications service in the form of high bandwidth internet connectivity and hosting business for the Pacific Northwest. In November 1997, certain assets and their related liabilities were sold to a third party for cash of $25,000 and certain securities of a privately held company (See Note 13).

      The Company's distribution group consists of its 56.6% owned subsidiary, Western Power & Equipment Corp. ("Western"), which operates as a retail distributor for the sale, servicing, and leasing of light to medium-sized construction equipment and parts (the "Distribution Service Group"). These sales are conducted from 23 regional distribution operations owned by Western located in the states of Washington, Oregon, California, Alaska and Nevada. Approximately 75% of this equipment is manufactured by Case Corporation ("Case").

      The Company had been engaged in a manufacturing business consisting of two units, National O-Ring, which manufactured and distributed a full range of standard-size, low-cost, synthetic rubber o-ring sealing devices for use in automotive and industrial applications, and Stillman Seal, which specialized in the design, manufacture and distribution of rubber-to-metal bonded sealing devices and molded rubber shapes for use in commercial aerospace, defense and communications industry applications (collectively the "Manufacturing Group"). The Manufacturing Group was sold pursuant to the terms of an Asset Purchase Agreement dated as of November 22, 1995. The effect of the sale on the results of operations of the Company has been included in discontinued operations in the accompanying consolidated statements of operations for the year ended July 31, 1996 as more fully described in Note 10.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share of the equity of Western which was 43.4% at July 31, 1997. There is also a 19.6% minority interest held in eXodus Technologies, Inc. ("eXodus"), a former division of Connectsoft, but no minority interest is presented due to accumulated losses.

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

      INVESTMENT SECURITIES

      Investments in marketable debt securities represent primarily treasury notes which are carried at amortized cost as these investments have been classified as held-to-maturity securities at July 31, 1996. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold until maturity. At July 31, 1997 such securities are classified as available for sale and carried at amortized cost which approximated market value.

      PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 20 years as follows:

      Equipment and machinery - 7 years
      Computer systems and equipment - 3 to 7 years
      Office furniture and fixtures - 5 years
      Buildings - 20 years

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Expenditures for additions and major improvements are capitalized. Repairs and maintenance costs are expensed as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts; any gain or loss thereon is included in the results of operations.

      INTANGIBLE ASSETS

      Intangible assets acquired in business acquisitions such as goodwill, technology rights and noncompete agreements represent value to the Company. Intangibles are amortized using the straight-line method over the assets' estimated useful lives ranging from 3 to 40 years. Such lives are based on the factors influencing the acquisition decision and on industry practice.

      The carrying value of intangible assets is assessed for any permanent impairment by evaluating the operating performance and future undiscounted cash flows of the underlying assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Adjustments are made if the sum of the expected future net cash flows is less than book value. See Note 13 regarding disposition of certain assets and the determination of impairment of certain intangible assets.

      INCOME TAXES

      The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax bases of assets and liabilities.

      REVENUE RECOGNITION

      Revenue on equipment and parts sales is recognized upon shipment of products and passage of title. Equipment rental and service revenue is generally recognized over the period such services are provided. Revenue on the sale or license of the Company's proprietary software is recognized in accordance with the provisions of AICPA statement of position 91-1, Software Revenue Recognition (SOP 91-1). Sales and license revenue will be recognized either upon shipment or the end of the evaluation period, net of estimated future returns. Although the Company has entered into a software licensing agreement under which customer payments are due, the Company has not recorded any revenues on such licensing contract as the recognition criteria of SOP 91-1 have not been met. Accordingly, funds from the customer have been recorded as deferred revenues. Revenues on services are recognized over the period in which the services are provided.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      SOFTWARE DEVELOPMENT COSTS

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, through general release of product, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. The establishment of technological feasibility and the on-going assessment of the recoverability of costs require considerable judgment by the Company with respect to certain external factors, including, but not limited to, anticipated future gross product sales, estimated economic life and changes in the software and hardware technology. After consideration of the above factors, the Company amortizes capitalized software costs at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. The Company will consider that technological feasibility has been established when the completeness of a working model and its consistency with the product design has been confirmed by testing. Unamortized capitalized software development costs will be compared to the estimated net realizable value of the product at each balance sheet date and written down, if appropriate. Capitalized software development costs were included in intangible and other assets in the accompanying consolidated balance sheet at July 31, 1996 and were written off during the year ended July 31, 1997 as discussed in Note 13.

      RESEARCH AND DEVELOPMENT

      Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

      ADVERTISING EXPENSE

      The Company expenses all advertising costs as incurred. Total advertising expense for the years ended July 31, 1997, 1996 and 1995 was $999,000, $263,000 and $274,000, respectively.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amount of cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities as presented in the consolidated financial statements approximates fair value based on

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the short-term nature of these instruments. The recorded amount of long-term debt approximates fair value as the actual interest rates approximate current competitive rates. The fair value of investment securities held approximates the carrying value at July 31, 1997, and is $179,000 less than the carrying value at July 31, 1996.

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

      EMPLOYEE STOCK OPTIONS

      During the year ended July 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Statement No. 123 establishes the accounting and reporting standards for stock-based employee compensation plans, including stock options. This new standard defines a fair value-based method of accounting for these equity instruments. This method measures compensation cost based on the value of the award and recognizes that cost over the service period. The Company elected to continue using the rules of APB Opinion No. 25 and provides pro forma disclosures of net income and earning per share as if Statement No. 123 had been applied.

      EARNINGS PER SHARE

      Net income (loss) per share is computed by dividing the net income
(loss)available for common shareholders by the weighted average number of shares of common stock and, if dilutive, common stock equivalents outstanding during the period using the treasury stock method. The Company's convertible preferred stock has not been included in the loss per share calculation for the years ended July 31, 1997 and 1996, as the effect is antidilutive. The additional shares to be potentially issued to the ConnectSoft shareholders upon occurrence of certain events (see Note 3) have not been included in the determination of loss per share for the years ended July 31, 1997 and 1996. Fully diluted earnings (loss) per share is not presented as it is the same as primary earnings
(loss) per share.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

      The FASB issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share" (SFAS 128) in July 1997. This pronouncement changes the method of calculating earnings per share and is required to be adopted by the Company for the fiscal year ending July 31, 1998. The impact of the adoption of Statement 128 is not expected to be material.

      In June 1997, the Financing Accounting Standards Board issued FAS 130, "Reporting Comprehensive Income", which establishes financial accounting and reporting standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company will adopt Statement 130 in the first quarter of fiscal 1999.

      In June 1997, the Financial Accounting Standards Board issued FAS 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company will adopt Statement 131 in the first quarter of fiscal 1999.

3.    ACQUISITIONS

      DISTRIBUTION BUSINESS ACQUISITIONS

      Effective February 29, 1996, Western acquired the assets and operations of two factory-owned stores of Case in the state of California. The acquisition was consummated for approximately $630,000 in cash, $1,590,000 in installment notes payable to Case and the assumption of $3,965,000 in inventory floor plan debt with Case and its affiliates. The results of operations of these two stores have been included in the consolidated results of operations from the effective date of the acquisition. The acquisition was accounted for as a purchase and resulted in the recording of approximately $150,000 in goodwill which is included in intangible and other long-term assets in the accompanying consolidated financial statements and is being amortized on a straight-line basis over 20 years.

      Effective June 11, 1996, Western acquired the assets and operations of GCS, Inc. ("GCS"), a California-based closely held distributor of heavy equipment primarily marketed to municipal and state government agencies

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

responsible for highway maintenance. The acquisition was consummated for approximately $1,655,000 in cash. The acquisition was accounted for as a

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    ACQUISITIONS (CONTINUED)

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

      On January 17, 1997, the Company acquired the operating assets of Sahlberg Equipment, Inc. ("Sahlberg"), a four-store Northwest distributor of noncompeting lines of equipment with facilities in Kent, Washington; Portland, Oregon; Spokane, Washington; and Anchorage, Alaska. The purchase price for the assets of Sahlberg was approximately $5,290,000. The acquisition has been accounted for as a purchase. The results of Sahlberg have been included in the consolidated results of operations of the Company from the effective date of the acquisition.

      The majority of the Sahlberg purchase price was financed through a loan agreement with Case Credit Corporation ("Case Credit"). Under the loan agreement, the Company obtained two term loans from Case Credit in the amounts of $3,844,000 for equipment inventory (the "Equipment Note") and $1,422,000 for parts inventories and fixed assets (the "Parts Note"), respectively. Both term loans bear interest at 9.25% which is payable monthly in arrears. The Equipment
Note is payable in a single balloon payment on January 17, 1998, provided, however, that in the event the Company sells any of the items of inventory securing the note prior to January 17, 1998, the principal portion of the note represented by such sold equipment becomes due and payable at that time. The Parts Note is payable in twelve equal monthly installments of principal and interest beginning February 21, 1997. Both notes are cross-collateralized and secured by all the assets acquired in the Sahlberg acquisition as well as certain accounts receivable of the Company. Simultaneous with the closing of the Sahlberg acquisition, the Company entered into sublease agreements for each of the four facilities (all subleases are net leases with payment of insurance, property taxes, and maintenance costs by the Company).

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    ACQUISITIONS (CONTINUED)

      TECHNOLOGY GROUP ACQUISITIONS

      ConnectSoft, Inc. (Old ConnectSoft)

      On July 31, 1996, the Company acquired effective control of Old ConnectSoft under the terms of a written agreement. Pursuant to the terms of the merger agreement, the Old ConnectSoft shareholders received, on a pro rata basis, approximately 977,000 unregistered shares of the Company's Series B-1 convertible preferred stock. This preferred stock does not pay dividends, is not subject to redemption, has a liquidation preference of $3.50 per share over the Company's common stock and shares voting rights with the Company's common stock with restrictions on the shareholders' ability to vote the shares until December 31, 1999. Each share of Series B-1 preferred stock is convertible into shares of the Company's common stock at the shareholders' option on a one-for-one basis. However, the conversion ratio may be increased to one-for-two or one-for-three if certain criteria are met by Old ConnectSoft. In the event that the "Combined Pre-Tax Income", as defined in the merger documents of any of the "Subject Entities", as defined in the merger document, in any one of the three fiscal years ending July 31, 1997, 1998 or 1999 equals or exceeds $3,000,000, each share of preferred stock may be converted into two shares of the Company's common stock. If the "Combined Pre-Tax Income" equals or exceeds $5,000,000, each share of preferred stock may be converted into three shares of the Company's common stock. Additionally, the conversion ratio of the preferred stock shall be adjusted, such that each share of preferred stock is convertible into three shares of the Company's common stock, notwithstanding the levels of "Combined Pre-Tax Income" achieved, if on or before December 31, 1999 (1) the Company sells the assets or securities of any of the "Subject Entities" for consideration aggregating $5,000,000 or more, (2) the Company consummates an initial public offering of any of the "Subject Entities" resulting in gross proceeds in excess of $10,000,000 or in a market valuation of 100% of the issuer's common stock equaling or exceeding $50,000,000, or (3) a transaction occurs with any third party with the result that no shares of the Company's common stock will be publicly traded on a national securities exchange. Currently, the conversion ratio remains at one-for-one.

      In connection with the acquisition of Old ConnectSoft, the Company incorporated eXodus, formerly a division of Old ConnectSoft. The net assets purchased by the Company related to eXodus were sold to eXodus in exchange for a note payable and shares of eXodus preferred stock issued to the Company. Minority interest in the common stock of eXodus of approximately 19.6% was acquired by certain key employees of eXodus in exchange for notes

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receivable. To account for the minority interest that was granted to certain employees of eXodus, the financial

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    ACQUISITIONS (CONTINUED)

statements include a deferred compensation balance of $50,000 and $500,000 at July 31, 1997 and 1996 that represents the excess of the estimated value of the 19.6% minority ownership of eXodus over amounts paid by the minority interest at the date the minority interest was granted. The common stock held by these minority shareholders contains certain repurchase features. The deferred compensation will be amortized over the three year term of the repurchase rights. The minority interest has been charged with the minority interests' share of eXodus' purchased research and development expense during the year ended July 31, 1996.

      The acquisition of Old ConnectSoft was not closed until August 8, 1996. However, utilizing the purchase method of accounting, the operating results of Old ConnectSoft have been included in the consolidated operating results commencing July 31, 1996 because the Company assumed effective control of Old ConnectSoft under the terms of a written agreement as of that date. July 31, 1996 was also the date of the Old ConnectSoft shareholders' meeting at which the merger was approved. The purchase price plus direct costs of acquisition have been allocated to the assets acquired and the liabilities assumed based on management's estimates and a valuation of the Company's preferred stock issued and the assets and liabilities obtained. Issuance of the Company's preferred stock to the Old ConnectSoft shareholders did not occur until after July 31, 1996.

      The convertible preferred stock has been recorded at its fair value as determined by independent appraisal at May 1, 1996 as the acquisition was announced to the public proximate to this date. The valuation technique utilized has considered that the conversion ratio increases based on the earnings of the "Subject Entities" or other future events. Accordingly, the full acquisition cost has been determined based on the value of 2,187,000 shares of common stock. The purchase price has been allocated to the net assets acquired, including certain intangible assets such as purchased computer software, covenant not to compete, goodwill and research and development in process.

      Summary of assets acquired, liabilities assumed and purchase price paid:

      Value of preferred stock............................     $   6,132,000
      Costs of acquisition................................         1,352,000
      Liabilities assumed.................................        10,861,000
                                                               -------------

                                                               $  18,345,000
============================================================================

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    ACQUISITIONS (CONTINUED)

      The costs allocated to each of ConnectSoft's assets and liabilities at the date of acquisition:

      Accounts receivable ..................................       $    122,000
      Prepaid and other current assets .....................            406,000
      Intangible assets:
        Software technology - completed ....................          2,484,000
        Software technology - in progress (charged to
           research and development expense) ...............         10,033,000
        Software license (Note 6) ..........................            800,000
        Other identifiable intangibles and goodwill ........            730,000
      Property and equipment ...............................          1,847,000
      Other long-term assets ...............................             92,000
      Deferred tax asset ...................................          1,831,000
      Accounts payable and accrued liabilities .............         (3,602,000)
      Debt and capital lease obligations ...................         (7,259,000)
                                                                   ------------

                                                                   $  7,484,000
================================================================================

      In connection with the purchase of Old ConnectSoft, the Company entered into an agreement with a creditor of Old ConnectSoft whereby the Company purchased from the creditor a note payable due from Old ConnectSoft for cash and a $1,500,000 promissory note payable due on April 30, 1999. This creditor was also a shareholder of Old ConnectSoft and, accordingly, received the Company's preferred stock as consideration for its shares of Old ConnectSoft. As part of this agreement, the former creditor granted to the Company an irrevocable right and option to purchase all or any portion of the Company's securities owned by the creditor during the period December 31, 1996 to December 31, 1999. These shares will be purchased at the highest closing price during the 30 days prior to date of exercise. If the Company exercises its option, the creditor shall receive at a minimum $4,000,000 from the Company irrespective of whether or not the purchase price payable for these shares based on the exercise price shall equal $4,000,000. If the net proceeds are greater than $4,000,000, the first $1,000,000 greater than $4,000,000 shall be applied to reduce the then outstanding principal amount of the note payable to the creditor, and to the extent such note payable shall have then been fully paid, any remaining amounts shall be allocated 50% to the Company and 50% to the creditor.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    ACQUISITIONS (CONTINUED)

      InterGlobe

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

      A summary of assets acquired, liabilities assumed and purchase price paid is as follows:

      Cash paid .....................................           $  400,000
      Value of common stock .........................            3,445,000
      Costs of acquisition ..........................               40,000
      Liabilities assumed ...........................              310,000
                                                                ----------

      COST OF ASSETS ACQUIRED .......................           $4,195,000
                                                                ==========

      The allocation of the cost of the assets acquired to each of InterGlobe's assets and liabilities at the date of the acquisition, as determined in accordance with the purchase method of accounting, is presented in the table below:

      Cash .............................................      $   277,000
      Accounts receivable ..............................          242,000
      Prepaid and other current assets .................            7,000
      Intangible assets ................................        3,589,000
      Property and equipment ...........................           80,000
      Accounts payable and accrued liabilities .........         (310,000)
                                                              -----------

      NET ASSETS ACQUIRED ..............................      $ 3,885,000
                                                              ===========

      Additionally, options were granted to certain employees to purchase up to an additional 800,000 shares of the Company's common stock upon the achievement of certain Pre-tax Income Goals (as defined) as part of their employment agreements. Pro forma financial information has not been provided relating to the acquisition of InterGlobe because the effect is immaterial.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    ACQUISITIONS (CONTINUED)

      Seattle Online

      On November 8, 1996, a newly formed, wholly owned subsidiary of the Company, Seattle Online Acquisition Corp. ("SOL") acquired the assets of Seattle Online, Inc. (the "Seller"), a privately held company engaged in providing a local internet service in the Pacific Northwest.

      The assets of the Seller were exchanged for $147,000 in cash, 16,000 shares of the Company's unregistered common stock, warrants for the purchase of 28,333 shares of stock at an exercise price of $6.00 per share and the assumption of certain liabilities. The acquisition was accounted for by the purchase method. Accordingly, the results of operations of SOL have been included with the results of operations of the Company for periods subsequent to the date of acquisition.

      A summary of the purchase price paid is as follows:

      Cash paid ..............................................    $147,000
      Value of common stock ..................................     101,000
      Value of warrants issued ...............................     142,000
      Liabilities assumed ....................................     119,000
                                                                  --------

      COST OF ASSETS ACQUIRED ................................    $509,000
                                                                  ========

      The allocation of the purchase price of each of SOL's assets and liabilities at the date of the acquisition, as determined in accordance with the purchase method of accounting, is presented in the table below:

      Accounts receivable ................................      $  18,000
      Property and equipment .............................         27,000
      Other assets .......................................         19,000
      Intangible assets ..................................        445,000
      Accounts payable and accrued liabilities ...........        (69,000)
      Note payable .......................................        (50,000)
                                                                ---------

      NET ASSETS ACQUIRED ................................      $ 390,000
                                                                =========

      Additionally, warrants were granted to the principal stockholder of Seattle Online, Inc. to purchase up to an additional 305,000 shares of the Company's common stock in connection with employment agreements. The options vest and become exercisable upon the achievement of certain Pre-tax Income

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    ACQUISITIONS (CONTINUED)

Goals (as defined) pursuant to an employment agreement. Pro forma financial information has not been provided relating to the acquisition of SOL because the effect is immaterial.

      TechStar

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

      Subsequent to acquisition, the Company changed the name of BTS to TechStar Communications, Inc. ("TechStar").

      A summary of the purchase price paid is as follows:

      Cash paid .....................................           $  780,000
      Value of common stock .........................            2,891,000
      Promissory Notes given ........................              600,000
      Costs of acquisition ..........................              155,000
      Liabilities assumed ...........................              941,000
                                                                ----------

      COST OF ASSETS ACQUIRED .......................           $5,367,000
                                                                ==========

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    ACQUISITIONS (CONTINUED)

      The allocation of purchase price to each of TechStar's assets and liabilities at the date of acquisition, as determined in accordance with the purchase method of accounting is presented in the table below:

      Cash .............................................      $    74,000
      Accounts receivable ..............................        1,150,000
      Intangible assets ................................        4,079,000
      Property and equipment ...........................           50,000
      Other assets .....................................           14,000
      Accounts payable and accrued liabilities .........         (941,000)
                                                              -----------

      NET ASSETS ACQUIRED ..............................      $ 4,426,000
                                                              ===========

      The intangible assets acquired are being amortized using the straight-line method over 25 years.

      Pro forma financial information has not been provided relating to the acquisition of BTS because the effect is immaterial. As discussed in Note 18, in August, 1997 the Company acquired 58% of the outstanding common stock of IDF International, Inc. as a result of its merger of TechStar into IDF.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    ACQUISITIONS (CONTINUED)

      Pro Forma

      The following unaudited pro forma summary combines the consolidated results of operations as if Old ConnectSoft (1995 and 1996), the factory-owned stores of Case (1996 and 1995) and Sahlberg (1997 results for 1996 were not made available to the Company) had been acquired as of the beginning of the periods presented, including the impact of certain adjustments.

                                               YEAR ENDED JULY 31,
                                ------------------------------------------------
                                    1997             1996             1995
                                -------------    -------------    -------------

Net sales ..................... $ 164,806,000    $ 121,820,000    $ 110,231,000
Net loss ...................... $ (28,338,000)   $  (9,621,000)   $ (11,860,000)

Loss per share ................ $       (2.86)   $       (1.66)   $       (2.07)

      The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

4.    INVENTORIES

      Inventories consist of the following:

                                                             JULY 31,
                                                 -------------------------------

                                                    1997                1996
                                                 -----------         -----------

Parts ..................................         $ 8,159,000         $ 6,320,000
Equipment new and used .................          75,211,000          59,377,000
                                                 -----------         -----------

                                                 $83,370,000         $65,697,000
                                                 ===========         ===========

      At July 31, 1997 and 1996, approximately $18,452,000 and $12,079,000, respectively, of equipment was being held for rent and, in accordance with standard industry practice, is included in new and used equipment inventory. Such equipment is generally being depreciated at an amount equal to 80% of the rental payments received.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                            JULY 31,
                                                 -------------------------------

                                                      1997              1996
                                                 ------------      ------------

Machinery and equipment ....................     $  2,647,000      $  2,092,000
Furniture and office equipment .............        2,490,000         1,925,000
Computer equipment .........................        2,277,000         2,328,000
Land .......................................          840,000           840,000

Building and leasehold improvements ........        3,815,000         3,042,000
Vehicles ...................................        1,095,000           892,000
                                                 ------------      ------------

                                                   13,164,000        11,119,000

Less:  Accumulated depreciation ............       (3,634,000)       (2,241,000)
                                                 ------------      ------------

                                                 $  9,530,000      $  8,878,000
                                                 ============      ============

6.    LICENSE AGREEMENT

      Effective May 4, 1996 and in connection with the acquisition of Old ConnectSoft (Note 3), the Company entered into a software licensing agreement ("Prologue License") for technology to be utilized in a software product being developed by the eXodus. The original term of this license agreement was for three years commencing June 1, 1996. During the year ended July 31, 1997 the Company paid a total of $750,000 in royalties under said agreement. Royalties due under this agreement are 15% of the sales price to third parties subject to a minimum payment due on each sale. Additionally, the Company has sold 100,000 unregistered shares of its common stock for $1,000 to the licensor which were issued during the year ended July 31, 1997. The estimated value of the shares was $350,000. Of the $800,000 cost associated with the license, $262,000 was expensed as research and development during fiscal 1996. The remaining balance was expensed in 1997. A total of $450,000 was expensed as royalties paid to Prologue. The remaining $88,000 was expensed as an impairment loss.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      LICENSE AGREEMENT (CONTINUED)

      In August 1997, the Company, eXodus and Prologue entered into a waiver and amendment agreement under which an alleged default by Exodus under the Prologue License was waived and certain amendments were made to the Prologue License. The most significant of these amendments provide that (i) the Prologue License is a non-exclusive license, (ii) the term of the Prologue License will expire on May 31, 1998, subject to earlier termination if certain proposed expanded working relationships with Prologue are not consummated by December 31, 1997, and (iii) if Prologue receives a license from Microsoft to market WINTIMES-TM- multi-user software to support WINDOWSNT in 4.0 version, the Prologue License will be expanded to include such upgraded version. Microsoft announced in September 1997 that only its own Windows T share multi-user client/server protocol and Citrix Systems' ICA application server software protocol will be supported in the initial releases of Microsoft's future Windows NT 4.0 and 5.0 "Hydra" multi-user operating system products. Alternative multi-user and application server software protocols belonging to companies other than Microsoft and Citrix will not be presently considered for Windows NT 4.0 and Windows NT 5.0 releases.

As a result of this adverse market development, the Company determined that the value of capitalized software cost and goodwill had been impaired and, consequently recognized an impairment loss of $2,165,000. This amount has been included in other operating expenses in the accompanying statement of operations.

7.    BORROWINGS

Borrowings consist of the following:

                                                               JULY 31,
                                                     ---------------------------

                                                         1997            1996
                                                     -----------     -----------

Borrowings under floor financing lines .........     $55,490,000     $54,364,000
Line of credit with bank .......................       6,849,000       2,927,000
Term and mortgage notes payable ................       6,766,000       3,201,000
Other third party borrowings ...................       1,592,000       1,500,000
                                                     -----------     -----------

       Total borrowings ........................      70,697,000      61,992,000

Less:  Current portions:
   Borrowings under floor financing lines ......      55,490,000      54,364,000
   Line of credit with bank ....................       6,849,000            --

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Term and mortgage notes payable .............       4,902,000            --
   Other third party borrowings ................            --         4,660,000
                                                     -----------     -----------

       Long term borrowings ....................     $ 3,456,000     $ 2,968,000
                                                     ===========     ===========

Scheduled principal payments of all borrowings are as follows:

1998     ......................................................... $ 67,241,000
1999     ..........................................................   1,842,000
2000     ..........................................................     292,000
2001     ..........................................................     301,000
2002     ..........................................................     301,000
Thereafter.........................................................     720,000
                                                                   ------------

                                                                   $ 70,697,000
                                                                   ============

7.    BORROWINGS (CONTINUED)

      FLOOR FINANCING LINES

Western has an inventory floor financing line with Case Credit Corporation, the financing operation of Case Corporation, to purchase Case inventory and with other finance companies affiliated with other equipment manufacturers. The terms of these agreements provide for a four-month to twelve-month interest free term followed by a term during which interest is charged at rates ranging from prime (8.50% at July 31, 1997) or prime plus 2% (10.50% at July 31, 1997). Principal payments are generally due at the earlier of sale of the equipment or twelve to forty-eight months from the invoice date. At July 31, 1997 there was approximately $34,633,000 outstanding under floor financing arrangements.

Western also has a credit facility with Seafirst Bank to provide up to $22,000,000 for the purchase of new and used equipment held for sale as well as equipment held for rental. The credit line calls for monthly interest payments at prime (8.50% at July 31, 1997). Principal payments are generally due in periodic installments over terms ranging from twelve months to twenty-four months from the borrowing date. At July 31, 1997, approximately $20,857,000 was outstanding under this facility. This credit facility is subject to review and expires on July 1, 1998.

7.    BORROWINGS

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June, 1997 Western obtained a $75,000,000 inventory flooring and operating line of credit through Deutsche Financial Services ("DFS"). The DFS credit facility is a three year, floating rate facility based on prime with rates between .50% under prime to 1.00% over prime depending upon the amount of total borrowing under the facility. Amounts may be advanced against Western's accounts receivable, and inventories. Interest payments on the outstanding balances are due monthly.
There were no amounts outstanding as of July 31, 1997 under this facility.

      OTHER BORROWINGS

Western entered into various term notes with Case for the purchase of used equipment, parts, shop tools, furniture and fixtures and accounts receivable. The terms of these notes range from 6 to 24 months, provide for interest charges at various rates up to prime plus 2% and are collateralized by the related equipment, parts and fixed assets. As of July 31, 1997 and 1996, approximately $4,082,000 and $963,000, respectively was outstanding under these notes. In March 1996, Western consummated an agreement with an institutional lender for a conventional mortgage on the property in the amount of

7.    BORROWINGS (CONTINUED)


$1,330,000, secured by real estate. The agreement calls for principal and interest payments over a seven year term using a fifteen year amortization period. The note cannot be prepaid during the first two years of its term.

      During fiscal 1996, the Company obtained a $10,000,000 secured demand line of credit from a commercial bank. This line is secured by the Company's portfolio of cash and marketable securities held by the bank. In May, 1997, the Company negotiated an advised line of credit with another lender on similar terms. On July 31, 1997 approximately $6,849,000 was outstanding under this line of credit, the principal of which bears interest at LIBOR plus 1.25%. The loan is due and payable on October 1, 1998. On October 31, 1997, the Company paid the total balance outstanding on this line of $9,998,810. In addition, the Company paid off the $4,411,000 related to the standby letter of credit. Simultaneously the Company entered into a new agreement with the same lender for a credit facility of up to $2,000,000. The facility is secured by marketable debt securities, bears interest at a rate of LIBOR plus 1.125% (currently 6.9%) and is due on October 1, 1998.

8.       INCOME TAXES

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for income taxes from continuing operations comprises the following:

                                               YEAR ENDED JULY 31,
                                ------------------------------------------------

                                    1997              1996               1995
                                -----------        -----------        ---------

Current:
   Federal ..............       $(1,884,000)       $ 1,429,000        $ 918,000
   State ................           225,000            242,000           60,000
                                -----------        -----------        ---------

      ...................        (1,659,000)         1,671,000          978,000
                                -----------        -----------        ---------
Deferred:
   Federal ..............            33,000          (779,000)        (252,000)
   State ................           (43,000)           (2,000)         (15,000)
                                -----------        -----------        ---------

                                    (10,000)          (781,000)        (267,000)
                                -----------        -----------        ---------

                                $(1,669,000)       $   890,000        $ 711,000
                                ===========        ===========        =========

8.    INCOME TAXES (CONTINUED)

The principal reasons for the variation from the customary relationship between income taxes at the statutory federal rate and that shown in the consolidated statement of income are as follows:

                                                                   YEAR ENDED JULY 31,
                                                        ---------------------------------------
                                                            1997          1996           1995
                                                        -----------    -----------    ---------
Statutory federal income tax rate ...................   $(8,875,000)   $(2,828,000)   $ 677,000
Valuation allowance .................................     7,656,000             --           --
State income taxes, net of federal income tax benefit       181,000         82,000       74,000
Purchased research and development ..................                    3,532,000
Purchase accounting                                        (313,000)            --           --
Other ...............................................      (318,000)       104,000      (40,000)
                                                        -----------    -----------    ---------

                                                        $(1,669,000)   $   890,000    $ 711,000
                                                        ===========    ===========    =========

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    INCOME TAXES (CONTINUED)

                                                            JULY 31,
                                                  ------------------------------

                                                      1997              1996
                                                  ------------      -----------

Depreciation and amortization ...............     $     (5,000)     $  (587,000)
Valuation allowance .........................       (8,156,000)        (500,000)
Deferred income .............................         (170,000)        (117,000)
Other .......................................         (234,000)
                                                  ------------      -----------

Gross deferred tax liabilities ..............       (8,565,000)      (1,204,000)
                                                  ------------      -----------

Inventory reserve ...........................          401,000          258,000
Bad debt reserve ............................          180,000          222,000
Accrued vacation and bonuses ................          128,000          127,000
Other .......................................          236,000          310,000
Loss carryforwards ..........................        6,541,000           88,000
Loss on Western initial public offering .....          131,000          131,000
Stock options ...............................          782,000        1,127,000
Operating lease .............................          190,000          194,000
Intangible assets ...........................          529,000        2,105,000
Deferred compensation .......................          203,000             --
Impairment losses ...........................        2,111,000             --
Legal Settlement ............................          501,000            --
                                                  ------------      -----------

Gross Deferred Tax Assets....................       11,933,000        4,562,000
                                                  ------------      -----------

                                                  $  3,368,000      $ 3,358,000
                                                  ============      ===========

At July 31, 1997, the Company had federal income tax loss carryforwards of $19,238,000 which will begin to expire in 2010. Utilization of such net operating losses may be subject to annual limitations in the event of a change in ownership of the Company of more than 50%.

9.    SHAREHOLDERS' EQUITY

A total of 976,539 shares of the Company's Series B-1 convertible preferred stock were issued in September 1996 in connection with the fiscal 1996 acquisition of ConnectSoft, Inc. Such shares have a $3.50 per share liquidation value and are convertible into a minimum of 976,539 and a maximum of 2,929,617 shares of the Company's common stock pursuant to achieving certain performance goals and other criteria described in the merger agreement.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January of 1997, the Company issued 400,000 shares of Series B-2 preferred stock in a private placement. Proceeds from the private placement totaled $10,000,000. The Series B-2 preferred stock carry a $25 per share liquidation preference over the Company's common stock, and pay a 7% cumulative quarterly dividend, payable at the Company's option in cash or in additional shares of Series B-2 preferred stock. The Private Placement Preferred Shares are convertible by the holders into an aggregate of 1,165,501 shares of common stock, subject to adjustment, at various times during the three year period ending January 8, 2000 at prices equal to the lesser of (i) the Closing Date Average Price of $8.58 per share, (ii) 105% of the Anniversary Average Price (which Anniversary Average Price shall be the Average Price, defined below) on the date immediately preceding the first anniversary of the Closing Date), but only if the Anniversary Average Price is less than the Closing Date Average Price, or (iii) 82.5% of the Conversion Date Average Price. For purposes of determining the Private Placement Preferred Shares conversion rate, the Average Price equals the average daily closing bid price of the Company's Common Stock as reported on Nasdaq or other national securities exchange for the ten(10) trading days immediately preceding the date of sale of such Private Placement Preferred Shares, the anniversary of such sale, or the conversion date, as the case may be. The Private Placement Preferred Shares are convertible on a cumulative basis in 33-1/3% increments in 1997, commencing March 9, April 8 and May 8, respectively. As of July 31, 1997, a total of 280,000 of the preferred shares had been converted into approximately 2,046,000 common share at prices ranging from $3.31 to $3.80. All of the remaining 120,000 preferred shares outstanding at July 31, 1997 were converted into approximately 585,000 shares at a price of $5.67 in September, 1997.

The discount conversion feature has been accounted for as a dividend to the preferred shareholders. A total of $2,121,000 has been recognized as a dividend imputed by this discount conversion feature for the year ended July 31, 1997.

      In addition, purchasers of the preferred shares acquired 350,000 five-year warrants at a purchase price of $.01 per warrant, entitling the holders to purchase 350,000 shares of Company common stock at $8.58 per share. In the event of an initial public offering of common stock of the Company's

In May 1997, the Company issued 192,754 shares of common stock valued at $771,000 as compensation to a director of the Company.

Exodus subsidiary, purchasers of the preferred shares shall have the right to purchase, for $.01 each, 350,000 five year warrants to purchase up to 350,000 shares of Exodus common stock at an exercise price equal to the initial price per share offered to the public.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 25, 1994, the Company completed a public offering of 920,000 units at $5.25 per unit, each unit consisting of one share of common stock, $.01 par value, and one redeemable common stock purchase warrant. Each warrant entitled the holder to purchase one share of common stock until July 31, 1998, at an exercise price of $7.50. During fiscal 1996, the exercise period for the 920,000 warrants issued in fiscal 1994 was extended to July 31, 1998. The warrants are subject to redemption by the Company at a redemption price of $.10 per warrant under certain circumstances.

During fiscal 1995, Western completed an initial public offering of 1,495,000 shares of common stock at $6.50 per share. The net proceeds of the offering were approximately $7,801,000.

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

      Western has been authorized to issue 10,000,000 shares of "blank check" preferred stock, with respect to which all the conditions and privileges thereof can be determined solely by action of Western's Board of Directors without further action of its shareholders. As of July 31, 1997 none were issued and outstanding.

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

10.   DISCONTINUED OPERATIONS (CONTINUED)

The Purchase Price for the Manufacturing Business was $24,500,000, $20,825,000 of which was paid in cash and the aggregate $3,675,000 balance was paid by delivery of two 24-month non-interest bearing promissory notes

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

("the "Notes") issued by Hutchinson. The Notes, which have been discounted for financial statement presentation by $172,000 and $638,000 at July 31, 1997 and 1996, respectively, are non-interest bearing and guaranteed by Total America, Inc., the parent corporation of Hutchinson, whose securities are listed on the New York Stock Exchange. The discounted note balance aggregates $3,503,000 and $3,198,000 at July 31, 1997 and 1996, respectively.

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

10.   DISCONTINUED OPERATIONS (CONTINUED)

Details of this transaction are as follows:

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales price ...............................................        $ 23,862,000
Basis of net assets sold ..................................          (9,634,000)
Expenses of sale ..........................................          (1,726,000)
                                                                   ------------

Gain on sale before income taxes ..........................          12,502,000

Income tax provision ......................................          (5,042,000)
                                                                   ------------

Gain on sale of wholly owned subsidiaries .................        $  7,460,000
                                                                   ============

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

Results of National O-Ring and Stillman Seal for the prior fiscal year prior to the disposition and through the date of disposition are as follows:

                                                 5-1/2 MONTHS
                                                    ENDED             YEAR ENDED
                                                  JANUARY 19,          JULY 31,
                                                      1996               1995
                                                  -----------        -----------

Net sales ................................        $16,928,000        $37,441,000
Costs and expenses .......................         16,410,000         35,511,000
                                                  -----------        -----------

Income before taxes ......................            518,000          1,930,000
Provision for income taxes ...............            203,000            826,000
                                                  -----------        -----------

Net income ...............................        $   315,000        $ 1,104,000
                                                  ===========        ===========

11.   COMMITMENTS AND CONTINGENCIES

      LEASE COMMITMENTS

The Company and Western lease certain facilities and certain computer equipment and software under noncancelable lease agreements. The building portion of two of the Western's facility leases qualify under SFAS 13 as "capital leases" (i.e., an acquisition of an asset and incurrence of a liability).

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The remaining facility lease agreements have terms ranging from one to five years. Certain of the facility lease agreements provide for options to renew and generally require the Company and Western to pay property taxes,

11.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $1,971,000, $1,100,000 and $733,000 for the fiscal years 1997, 1996 and 1995, respectively. The computer equipment leases expire in 1999 and meet certain specific criteria to be accounted for as capital leases.

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

Assets recorded under capital leases are as follows:

                                                        JULY 31,
                                        ----------------------------------------

                                            1997           1996          1995
                                        -----------    -----------    ---------

Capitalized asset value .............   $ 3,836,000    $ 3,668,000    $ 170,000
Less:  Accumulated amortization .....      (448,000)      (287,000)     (54,000)
                                        -----------    -----------    ---------

                                        $ 3,388,000    $ 3,381,000    $ 116,000
                                        ===========    ===========    =========

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum lease payments under all noncancelable leases as of July 31, 1997, are as follows:

                                                                            CAPITAL     OPERATING
YEAR ENDING JULY 31,                                                        LEASES       LEASES
                                                                          ----------   -----------
1998 ..................................................................   $  941,000   $ 1,931,000
1999 ..................................................................    1,388,000     1,407,000
2000 ..................................................................    1,068,000     1,257,000
2001 ..................................................................      280,000       830,000
2002 ..................................................................      307,000       414,000
Thereafter ............................................................    5,696,000     4,507,000
                                                                          ----------   -----------

Total annual lease payments ...........................................    9,680,000   $10,346,000
                                                                                       ===========

Less:  Amount representing interest with imputed rates from 6% to 16.5%    5,242,000
                                                                         -----------

Present value of minimum lease payments ...............................    4,438,000

Less:  Current portion ................................................      412,000
                                                                         -----------

Long-term portion .....................................................   $4,026,000
                                                                         ===========

      LEGAL PROCEEDINGS

Except as set forth below, there are no pending material legal proceeds in which the Company or any of its subsidiaries is a party, or to which any of their respective properties are subject, which either individually or in the aggregate, may have a material adverse effect on the results of operations or financial position of the Company.

In September 1997, an action was commenced by Prudential Securities Incorporated ("Prudential") in the United States District Court for the Western District of Washington seeking an investment banking fee of approximately $550,000 in connection with the Company's acquisition of Old ConnectSoft. The Company believes that, although Prudential had originally been engaged by Old ConnectSoft as an investment banker, Prudential did not

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

directly or indirectly introduce the Company to Old ConnectSoft and had abandoned efforts to finance, or otherwise provide investment banking services to Old ConnectSoft well prior to the Company's involvement with Old ConnectSoft. Accordingly, the Company does not believe that Prudential is entitled to any fee, and will vigorously defend any such action and assert against Prudential what it believes are meritorious counterclaims on behalf of Old ConnectSoft.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   STOCK OPTION PLANS

EMPLOYEE STOCK BONUS PLAN (THE "TRANSFER PLAN")

In March 1991, the Company granted incentive options under the Transfer Plan to purchase an aggregate of 38,496 shares of common stock at purchase prices of $1.63 and $6.50 per share. During fiscal 1996, 23,558 options were exercised under the Transfer Plan. No options were exercised during fiscal 1995. All options granted under this plan have been exercised.

      THE 1991 EMPLOYEE INCENTIVE STOCK OPTION PLAN (THE "1991 STOCK OPTION
PLAN")

Key employees of the Company can receive incentive options to purchase an aggregate of 750,000 shares of common stock at initial exercise prices equal to 100% of the market price per share of the Company's common stock on the date of grant. The 1991 Stock Option Plan was approved by the Board of Directors and shareholders in June 1991 and became effective from May 21, 1991. In the fiscal year ending July 31, 1997, 126,550 options were granted to the principal shareholder under this plan.

      STOCK OPTION BONUS PLAN (THE "STOCK BONUS PLAN")

The Stock Bonus Plan was established in October 1991, and granted certain key employees non-qualified options to acquire 171,000 shares of stock, which options were only exercisable in the event that the Company realized certain targeted annual earnings in fiscal years 1992 to 1994. The Company did not meet its annual earnings target in 1992; however, it met its annual earnings targets in 1993 and 1994 and 114,000 options were granted at exercise prices equal to the market price at the date of grant. During 1997 and 1996, 14,375 and 99,625 options were exercised, respectively, under the Stock Bonus Plan.

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

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   STOCK OPTION PLANS (CONTINUED)

outstanding on the closing date. The difference between the fair market price on the date of closing and the respective exercise prices applied to the options totaled $506,000 which was included as an expense in determining the net gain on Hutchinson Transaction.

      1996 EMPLOYEE STOCK OPTION PLAN (THE "1996 PLAN")

In April 1996, the Company's Board of Directors authorized and approved the creation of the 1996 Plan for which two million shares of the Company's common stock has been reserved. Concurrent with the 1996 Plan's adoption, options to acquire 800,000 shares at an exercise price of $3.76 per share were granted to the Company's principal shareholder and management. In May 1996, options to acquire an additional 250,000 shares at an exercise price of $5.25 were granted to two other employees. All exercise prices represented the fair market value of the Company's common stock on the date of grant. Options for 100,000 shares granted at $5.25 have been canceled and options for 126,550 shares issued to the principal shareholder at an exercise price of $3.78 have been canceled.

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

During the year ended July 31, 1997, a total of 605,000 options were granted to employees under the 1996 Plan at prices ranging from $4.375 to $5.25. All exercise prices represented the fair market value of the Company's common stock on the date of grant. These options generally vest one third upon issuance and one third upon the first and second anniversary date of the issuance. The life of the options issued under the 1996 plan is five years from the date of the grant.

      OTHER OPTIONS AND WARRANTS GRANTED

Prior to fiscal 1996, the Company granted warrants and options to certain consultants of the Company in consideration for services rendered to the Company. Of these, warrants and options for 522,500 shares were outstanding at July 31, 1997 with exercise prices ranging from $3.13-$7.00. During fiscal 1996, options for 100,000 shares with an exercise price of $5.25 were

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

granted to the president of one of the Company's subsidiaries. Of these options, all were unexercised and 50,000 were vested at July 31, 1997.

12.   STOCK OPTION PLANS (CONTINUED)

Pursuant to the acquisition of Connectsoft Inc., the Company granted 300,000 options at a price of $6.625. At July 31, 1997, a total of 130,200 of these options remain outstanding. The decrease is due to the cancellation of 169,800 options.

For the year ended July 31, 1997, the Company issued 70,000 options to non-employees resulting in a $271,000 charge to operations representing their estimated fair value. As discussed in Note 18, 150,000 warrants valued at $300,000 were issued subsequent to year end in connection with a settlement and charged to other operating expenses.

      WESTERN STOCK OPTION PLAN

In March 1995, the Company, as the sole shareholder of Western, approved Western's 1995 Stock Option Plan, as previously adopted by the Board of Directors (the "Plan"), under which key employees, officers, directors and consultants of Western can receive incentive stock options and non-qualified stock options to purchase up to an aggregate of 300,000 shares of common stock. In December 1995, the shareholders amended the 1995 stock option plan to increase the number of shares underlying the plan from 300,000 to 850,000 shares. In December 1996 the stockholders amended the 1985 stock option plan to increase the number of shares underlying the plan to 1,500,000 shares. The Plan provides that the exercise price of incentive stock options be at least equal to 100 percent of the fair market value of the common stock on the date of grant. With respect to non-qualified stock options, the Plan requires that the exercise price be at least 85 percent of fair value on the date such option is granted. Upon approval of the Plan, Western's Board of Directors awarded non-qualified stock options for an aggregate of 200,000 shares, all of which provide for an exercise price of $6.50 per share. On December 28, 1995, the exercise price of the options previously granted was lowered to $4.50 per share, the market price as of that date. All outstanding options are exercisable commencing August 1, 1996 and expire on July 31, 2005.

On August 1, 1996, Western's Board of Directors approved the grant of an additional 347,000 options to employees, directors and consultants of Western at an exercise price of $4.375 per share, the market price as of the date of grant. These options vest ratably over a two-year period commencing August 1, 1996.

      EXODUS STOCK OPTION COMMITMENT

In connection with the Company's acquisition of ConnectSoft, employees of eXodus are entitled to receive stock options, under terms similar to the Company's 1996 Plan, of not less than 15% of the outstanding shares of eXodus immediately prior to an initial public offering of eXodus.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   STOCK OPTION PLANS (CONTINUED)

The following table includes option information for the Company's plans:

                                                                     WEIGHTED
                                                                      AVERAGE
                                                                   FAIR VALUE OF
                                         NUMBER OF     WEIGHTED        OPTION
         STOCK OPTION ACTIVITY            SHARES    EXERCISE PRICE    GRANTED
                                          ------    --------------    -------

July 31, 1994                              445,000       $4.66

  Options granted                          738,000        3.13
  Options exercised                           --
  Options canceled                          (1,000)       3.13
                                         ---------

July 31, 1995                            1,182,000        3.70

  Options granted                        1,150,000        5.01         2.395
  Options exercised                       (527,000)       3.13
  Options canceled                        (100,000)       5.25
                                         ---------

July 31, 1996                            1,705,000        5.07

  Options granted                        3,015,000        5.79         3.032
  Options exercised                       (236,000)       3.57
  Options canceled                        (346,000)       5.39
                                         ---------

July 31, 1997                            4,138,000        5.55
                                         =========

The following table summarizes stock options outstanding and exercisable for the Company at July 31, 1997:

                OUTSTANDING                                           EXERCISABLE
                -----------                                           -----------

                      WEIGHTED     WEIGHTED                      WEIGHTED
                       AVERAGE      AVERAGE                       AVERAGE
                      REMAINING    EXERCISE                      EXERCISE
EXERCISE PRICE RANGE   SHARES        LIFE           PRICE         SHARES          PRICE
--------------------   ------        ----           -----         ------          -----
$3.13 to 3.78           858,000          3.2        $3.64          808,000        $3.63

$4.38 to 4.75           575,000          3.6         4.47          290,000         4.57

$5.13 to 5.50         1,299,000          6.9         5.22          292,000         5.19

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$6.00 to 8.50         1,406,000    $     3.9    $    6.63        $ 301,000    $    6.41
                      ---------    ---------    ---------        ---------    ---------

$3.13 to 8.50         4,138,000          4.7         5.27        1,691,000    $    4.56
                      =========    =========    =========        =========    =========

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   STOCK OPTION PLANS (CONTINUED)

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123. "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for options granted to employees and directors. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1997 and fiscal 1996 in accordance with the provisions of SFAS No. 123, the Company's net loss per share would have changed to the pro forma amounts indicated below:

                                                  YEAR ENDED JULY 31,
                                       --------------------------------------
                                             1997                    1996
                                       --------------         ---------------

Net loss, as reported                  $  (27,257,000)        $   (1,835,000)
Net loss, pro forma                    $  (29,238,000)        $   (3,558,000)
Net loss per share, as reported        $        (2.75)        $         (.32)
Net loss per share, pro forma          $        (2.95)        $         (.61)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                       YEAR ENDED JULY 31,
                                                  ------------------------------

                                                      1997            1996
                                                  ------------    ------------

Expected volatility..........................      0.67 - 0.73     0.61 - 0.62
Risk-free interest rate......................     6.08% - 6.57%   6.30% - 6.48%
Expected life of options in years............          5.0             5.0
Expected dividend yield......................         0.00%           0.00%

13.   INTANGIBLE ASSETS

Intangible and other assets consist of the following:

                                                            JULY 31,
                                                   -----------------------------

                                                     1997                1996
                                                  ----------          ----------

Goodwill ...............................          $8,104,000          $2,779,000
Capitalized software ...................                --             2,484,000
Noncompete agreement ...................             175,000             695,000
Software license .......................                --               538,000
Other assets ...........................             303,000             132,000
                                                  ----------          ----------
                                                  $8,582,000          $6,628,000
                                                  ==========          ==========

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   INTANGIBLE ASSETS (CONTINUED)

During the year ended July 31, 1997, The Company assessed the carrying value of the intangible assets within the Technology Group, including the non-compete agreement and capitalized software for Old ConnectSoft, the goodwill for InterGlobe, SOL, and the purchased technology, goodwill and license agreement for eXodus for permanent impairment by evaluating the future undiscounted cash flows of these assets. Based on changes to the operational focus of Old ConnectSoft and losses incurred by Old ConnectSoft to date; the subsequent sale and proposed sale, respectively, of InterGlobe and SOL; and the scaling back of eXodus operations after the Microsoft announcement (see Note 1), it was determined that the sum of the expected future cash flows was less than book value. As a result of this evaluation, the Company recorded a total of $5,725,000 in impairment losses. The impairment loss has been recorded as other operating expenses in the consolidated statement of operations.

Goodwill is amortized over lives ranging from 25 to 40 years and the non-compete agreement is amortized over 2 years.

1 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company paid interest of $4,307,000, $1,877,000 and $1,091,000 during the fiscal years 1997, 1996, and 1995, respectively. The Company paid $1,621,000, $2,084,000 and $1,575,000 in income taxes during fiscal 1997, 1996 and 1995, respectively.

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

On July 31, 1996, the Company acquired ConnectSoft in exchange for shares of its Series B-1 Preferred Stock valued at $6,132,000 and incurred $1,352,000 in acquisition costs.

A capital lease obligation of $926,000 was incurred in fiscal 1996 when the Company consummated a sale-leaseback transaction. A note receivable of $3,037,000 arose due to the sale of the Manufacturing Group in fiscal 1996.

Capital lease obligations of $356,000 were incurred during the year ended July 31, 1997 when the Company entered into various leases for computer hardware and software.

      As detailed in Note 3, the Company obtained term loans and issued common stock and warrants relating to certain acquisitions.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to an Agreement, dated May 30, 1996 (the "ERD Agreement") between the Company and ERD Waste Corp. ("ERD"), the Company agreed to provide certain financial accommodation to ERD by making available a $4.4 million standby letter of credit expiring May 31, 1998 issued by Citibank, N.A. in favor of Chemical Bank (the "Letter of Credit") on behalf of ERD. Chemical Bank is the principal lender to ERD and its subsidiaries, and upon issuance of the Letter of Chase Bank (formerly Chemical Bank) made available $4.4 million of additional funding to ERD under ERD's existing lending facility.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.   RELATED PARTIES (CONTINUED)

The funding was used to refinance certain outstanding indebtedness of Environmental Services of America, Inc. ("ENSA"), a wholly owned

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.   RELATED PARTIES (CONTINUED)

subsidiary of ERD. Robert M. Rubin, the Chairman and Chief Executive Officer, and a principal stockholder of the Company is also the Chairman, Chief Executive Officer, a director and a principal stockholder of ERD, owning approximately 23.0% of the outstanding ERD Common Stock.

In consideration for making the Letter of Credit available, in addition to repayment by ERD of all amounts drawn under the Letter of Credit and the grant of a security interest in certain machinery and equipment of ENSA to secure such repayment, ERD agreed (i) to pay to the Company all of the Company's fees, costs and expenses in connection with making the Letter of Credit available, as well as the amount of all interest paid by the Company on drawings under the Letter of Credit prior to their repayment by ERD.

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

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.   RELATED PARTIES (CONTINUED)

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

In February of 1997, the Company loaned $500,000 to ERD Waste Corp. The loan is secured by a short term note bearing interest at 2% above the prime lending rate of the Company's commercial bank and a second collateral and security position on all accounts receivable of ERD subject to the primary collateral position held by Chase Bank. Principal together with accrued interest is due October 5, 1997.

In September 1997 ERD filed for protection from creditors under Chapter 11 of federal bankruptcy laws. In October, 1997 Chase bank drew the $4.4 million available on the standby letter of credit. As a result, the Company recorded a loss of approximately $5.0 million, related to the February 1997 Note and the May 1, 1996 letter of credit. Mr. Rubin has personally guaranteed approximately $1.6 million of the ERD loss.

On June 28, 1996 the Company entered into a credit agreement with Mr. Rubin pursuant to which Mr. Rubin delivered a demand promissory note for up to $1,200,000. The note is payable on demand but no later than July 31, 1998. At July 31, 1997 and 1996, $1,238,000 and $838,000, respectively, was outstanding on the promissory note.

Mr. Rubin's indebtedness is secured by his pledge of 150,000 shares of company common stock and his collateral assignment of all payments to him under the terms of his consulting and non-competition agreements with Hutchinson, which currently aggregate $1,200,000.

As of July 31, 1997 the Company owns 50,000 shares of common stock of a publicly traded company that Mr. Rubin serves as a director and holds a minority interest.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.   OPERATING BUSINESS GROUPS

As described in Note 1, the Company historically has been engaged in two distinct businesses consisting of the Manufacturing Group and the Distribution Service Group. During fiscal 1996, as more fully described in Note 3, through the acquisition of TechStar, Connectsoft, Old ConnectSoft, InterGlobe, eXodus and SOL, the Company added a Technology Group to its businesses. Total revenue by segment represents sales to unaffiliated customers. Inter-segment sales are not material. Operating profit (loss) represents total revenue less operating expenses. In computing operating profit (loss) none of the following items has been added or deducted: general corporate expenses, interest expense, income taxes or extraordinary gains.

Identifiable assets are those assets used in the operations of each industry segment. Corporate assets primarily consist of cash, investments and certain prepaid expenses.

As discussed in Note 10, the Manufacturing Business was sold during fiscal 1996. All operating results of the Manufacturing Business have been included in the gain on discontinued operations.

The Company has no foreign assets and export sales amount to less than 1% of the Company's total sales. No material amounts of the Company's sales are dependent upon a single customer; however, approximately 75% of the Distribution Service Group's revenues resulted from sales, leasing and servicing of equipment and parts manufactured by Case.

Summarized financial information by business group for fiscal 1997, 1996 and 1995 is as follows:

                                                    DISTRIBUTION
                                     TECHNOLOGY        SERVICE
                                       GROUP            GROUP        CORPORATE          TOTAL
                                   -------------    ------------   -------------    -------------
1997:
Revenue .....................      $   6,415,000    $148,130,000   $        --      $ 154,545,000
Operating (loss) profit .....        (14,251,000)       5,182,000     (14,008,000)     (23,077,000)
Identifiable assets .........         11,664,000     107,423,000      25,636,000      144,723,000
Depreciation and amortization          1,373,000       1,264,000           9,000        2,646,000
Capital expenditures ........            613,000         602,000           7,000        1,222,000

1996:
Revenue .....................      $        --      $106,555,000   $        --      $ 106,555,000
Operating (loss) profit .....        (10,295,000)      5,201,000      (2,087,000)      (7,181,000)
Identifiable assets .........          8,049,000      85,290,000      25,716,000      119,055,000
Depreciation and amortization               --           820,000          71,000          891,000

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital expenditures ........               --           695,000            --            695,000

1995:
Revenue .....................                       $ 86,173,000   $        --      $  86,173,000
Operating profit (loss) .....                          3,983,000        (183,000)       3,800,000
Identifiable assets .........                         66,852,000         425,000       67,277,000
Depreciation and amortization                          1,068,000            --          1,068,000
Capital expenditures ........                            332,000            --            332,000

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.   EMPLOYEE SAVINGS PLAN

The Company has a voluntary savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible participants may contribute a percentage of compensation subject to certain limitations. The Company has the option to make discretionary qualified contributions to the plan, however, no Company contributions were made for fiscal 1997, 1996 or 1995.

18.   SUBSEQUENT EVENTS

During August, 1997 the Company merged TechStar into IDF, pursuant to an agreement and plan of merger dated July 31, 1997, among the Company, IDF, and an acquisition subsidiary of IDF (the "IDF Merger Agreement"). Upon consummation of the transaction, the Company received 6,171,553 shares of IDF common stock, representing approximately 58% of the fully diluted outstanding IDF common stock, as a result of which, the Company was deemed to have acquired IDF. Solon Kandel, Sergio Luciani and Simontov Moskona, the senior executives of TechStar, received three year options to purchase an aggregate of 856,550 shares of IDF common stock (the "IDF Options"), representing approximately an additional 8% of such fully diluted outstanding IDF common stock. In connection with the transaction, (i) all options granted by the Company under employment agreements entitling Messrs. Kandel, Luciani and Moskona to purchase an aggregate of 780,000 shares of the Company's common stock, and all additional authorized but ungranted employee stock options for 120,000 shares were cancelled, (ii) Messrs. Kandel, Luciani and Moskona tendered their resignations as directors of the Company, (iii) each of Messrs. Kandel, Luciani and Moskona publicly sold all but 174,900 of their remaining shares of Company stock and utilized $600,000 of the net proceeds to invest in convertible securities of IDF.

The following unaudited pro forma summary combines the consolidated results of operations as if IDF had been acquired by the beginning of the periods presented, including the impact of certain adjustments.

                                                   YEAR ENDED JULY 31,
                                           -------------------------------------
                                                1997                  1996
                                           -------------          -------------

Revenue ..........................         $ 165,815,000          $ 118,280,000

Net loss .........................         $ (28,309,000)         $  (9,978,000)

Loss per share ...................         $       (2.88)         $       (1.72)

Messrs. Kandel, Luciani and Moskona are currently the senior executives and officers of IDF and have each entered into employment agreements with IDF expiring November 30, 2000. Pursuant to such agreements, Messrs. Kandel,

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Luciani and Moskona are entitled to receive, in addition to their base salaries and annual bonuses, options to acquire IDF shares which vest based upon IDF and its consolidating subsidiaries, including TechStar and

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.   SUBSEQUENT EVENTS (CONTINUED)

Heyden Wegman, achieving all or certain pro-rated portions of annual pre-tax income targets in each of fiscal years ending July 31, 1998, 1999 and 2000. In the event that any or all of such IDF Options do not vest, the number of shares of IDF common stock that would have been issued upon the exercise of such IDF Options shall be issued to the Company as additional merger consideration.

Messrs. Robert M. Rubin and Lawrence Kaplan, the Chief Executive Officer and Chairman of the Board and a Director of the Company, respectively, are also principal stockholders and members of the board of directors of IDF. Prior to the consummation of the transactions contemplated by the IDF Merger Agreement,
(i) Mr. Rubin converted an $800,000 loan previously made to IDF into preferred stock convertible into 400,000 shares of common stock and (ii) through GV Capital Inc., an affiliate of Mr. Kaplan, IDF sold $3,000,000 of its five year notes convertible into IDF common stock at 1.25 per share, including $600,000 of such notes sold to Messrs. Kandel, Luciani and Moskona. Mr. Kaplan's affiliate received separate compensation for acting as placement agent in connection with such private offering of IDF securities.

         On September 4, 1997 Connectsoft filed a registration statement with the Securities and Exchange Commission relating to a proposed underwritten public offering of common stock of Connectsoft. Such registration statement has yet to become effective, and there can be no assurances that the proposed Connectsoft public offering will be consummated or, if consummated, that such offering terms will provide Connectsoft with sufficient capital to develop its FreeAgent product.

In August 1997, the Company agreed to pay the former principal shareholder of Seattle Online, Inc. $1,500,000 and issue five-year warrants to purchase 150,000 shares of common stock exercisable at $6.25 per share and valued at $300,000 in connection with a settlement of an arbitration proceeding commenced by such shareholder against the Company in which such stockholder alleged wrongful termination of his employment and breach of contract. As part of the settlement, previously issued warrants issued to purchase 305,000 common shares have been canceled. The amount of $1,800,000 has been recorded in the financial statements for the year ended July 31, 1997 as other operating expenses.

On September 30, 1997, the Company received a loan in the amount of $500,000 from an unrelated third party. The loan bears interest at 10% and is payable on demand. The Company subsequently exchanged 250,000 shares of common stock in full settlement of the debt.

                                  SCHEDULE II

                          AMERICAN UNITED GLOBAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
        For the Fiscal Years Ended July 31, 1997, 1996, and 1995 (000's)

                                    Balance at   Charges to    Charged to                    Balance at
                                    Beginning    Costs and     Other                         End of
      Description                   of Period    Expenses      Accounts      Descriptions    Period
      -----------                   ---------    --------      --------      ------------    ------

ACCOUNTS RECEIVABLES RESERVE:

Fiscal year ended July 31, 1997        $652         $875         $285          $ (1,005)       $807

Fiscal year ended July 31, 1996         370          486           --              (204)        652

Fiscal year ended July 31, 1995         233          215           --               (78)        370

INVENTORY RESERVE:

Fiscal year ended July 31, 1997       1,212          598           --              (213)      1,597

Fiscal year ended July 31, 1996         449          768           --                (5)      1,212

Fiscal year ended July 31, 1995         439           50           --               (40)        449
