Form 10-Q
period 1997-10-31
AMERICAN UNITED GLOBAL INC
filed 1997-12-16
CIK 859792

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   (UNAUDITED)
                                ----------------

                     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For Quarter Ended October 31, 1997
                         Commission File Number 0-19404

                          AMERICAN UNITED GLOBAL, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                            95-4359228
 (State or other jurisdiction of        (I.R.S. Employer I.D. Number)
   incorporation or organization)



    11130 NE 33RD PLACE, SUITE 250
         BELLEVUE, WASHINGTON                     98004
(Address of principal executive offices)        Zip code


                    Registrant's telephone no.: 425-803-5400

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                            YES X          NO

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                               NUMBER OF SHARES
   TITLE OF CLASS                                                OUTSTANDING
    Common Stock
(par value $.01 per share)                                        11,117,389

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          AMERICAN UNITED GLOBAL, INC.

                                     INDEX

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                          -----------
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
    Consolidated Balance Sheets October 31, 1997 (unaudited )and July 31, 1997..........................         1-2
    Consolidated Statements of Operations Three Months Ended October 31, 1997 and October 31, 1996
     (unaudited)........................................................................................           3
    Consolidated Statement of Shareholders' Equity (unaudited)..........................................           4
    Consolidated Statements of Cash Flows Three Months Ended October 31, 1997 and October 31, 1996
     (unaudited)........................................................................................           5
    Notes to the Consolidated Financial Statements (unaudited)..........................................        6-10
  Items 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........       11-15

PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.............................................................................         N/A
  Item 2. Changes in Securities.........................................................................         N/A
  Item 3. Defaults Upon Senior Securities...............................................................         N/A
  Item 4. Submission of Matters to a Vote of Security Holders...........................................         N/A
  Item 5. Other Information.............................................................................          15
  Item 6. Exhibits and Reports on Form 8-K..............................................................          15

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                         OCTOBER 31,
                                                                            1997         JULY 31,
                                                                         (UNAUDITED)       1997
                                                                        -------------  --------------
                          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents...........................................  $   4,964,000     $12,284,000
  Investment in marketable debt securities............................      6,090,000      10,018,000
  Trade accounts receivable, less allowance for doubtful accounts of
    $1,396,000 and $807,000, respectively.............................     18,481,000      12,473,000
  Notes receivable from shareholder...................................      1,200,000       1,238,000
  Inventories.........................................................     82,820,000      83,370,000
  Prepaid expenses and other receivables..............................        503,000         357,000
  Deferred tax asset..................................................        936,000         936,000
  Notes receivable....................................................      3,580,000       3,503,000
                                                                        -------------  --------------
      TOTAL CURRENT ASSETS............................................    118,574,000     124,179,000

  Property and equipment, net.........................................      9,458,000       9,530,000
  Intangibles and other assets, net of accumulated amortization of
    $2,084,000 and $1,460,000, respectively...........................     13,548,000       8,582,000
  Deferred tax asset..................................................      2,414,000       2,432,000
                                                                        -------------  --------------
      TOTAL ASSETS....................................................  $ 143,994,000  $  144,723,000
                                                                        -------------  --------------
                                                                        -------------  --------------

    See accompanying notes to consolidated financial statements.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                                                                                    OCTOBER 31,
                                                                                        1997          JULY 31,
                                                                                    (UNAUDITED)         1997
                                                                                   --------------  --------------
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Borrowings under floor financing lines.........................................  $   35,083,000  $   55,490,000
  Short-term borrowings..........................................................      31,693,000      11,751,000
  Current portion of capital lease obligations...................................         528,000         412,000
  Accounts payable...............................................................      18,144,000      20,150,000
  Accrued liabilities............................................................       8,968,000      12,583,000
  Income taxes payable...........................................................       2,682,000       1,924,000
  Deferred revenue...............................................................        --               950,000
                                                                                   --------------  --------------
      TOTAL CURRENT LIABILITIES..................................................      97,098,000     103,260,000

Long-term borrowings.............................................................       6,637,000       3,456,000
Capital lease obligations, net of current portion................................       3,979,000       4,026,000
                                                                                   --------------  --------------
      TOTAL LIABILITIES..........................................................     107,714,000     110,742,000
Minority interest................................................................      12,232,000       9,880,000
                                                                                   --------------  --------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, 12.5% cumulative, $1.00 per share liquidation value, $.01 par
    value; 1,200,000 shares authorized; none issued and outstanding..............                        --
  Series B-1 convertible preferred stock, convertible to common, $3.50 per share liquidation value, $.01 par value; 1,000,000 shares authorized; 973,757 and
    976,539 shares issued and outstanding, respectively..........................          10,000          10,000
  Series B-2 convertible preferred stock; 7% convertible preferred stock, convertible into common, $25 per share liquidation value, 500,000 shares
    authorized, 0 and 120,000 shares issued and outstanding, respectively........        --                 1,000
  Common stock, $.01 par value; 20,000,000 shares authorized; 11,117,389 and
    10,427,208 shares issued and outstanding, respectively.......................         111,000         104,000
  Additional contributed capital.................................................      49,500,000      48,782,000
  Deferred compensation..........................................................        (150,000)       (196,000)
  Retained (deficit).............................................................     (25,423,000)    (24,600,000)
                                                                                   --------------  --------------
      TOTAL SHAREHOLDERS' EQUITY.................................................      24,048,000      24,101,000
                                                                                   --------------  --------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................  $  143,994,000  $  144,723,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

    See accompanying notes to consolidated financial statements.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                             OCTOBER 31,
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
Net sales..........................................................................  $  42,820,000  $  31,879,000
Cost of goods sold.................................................................     34,957,000     27,637,000
                                                                                     -------------  -------------
GROSS PROFIT.......................................................................      7,863,000      4,242,000

Selling, general and administrative expenses.......................................      6,349,000      4,227,000
Research and development expenses..................................................        744,000        945,000
                                                                                     -------------  -------------
OPERATING INCOME (LOSS)............................................................        770,000       (930,000)

Interest expense, net..............................................................        980,000        413,000
Gain on partial sale of subsidiary.................................................       (220,000)
                                                                                     -------------  -------------
Income (loss) before income taxes and minority interest............................         10,000     (1,343,000)
Provision (credit) for income taxes................................................        488,000       (376,000)
Minority interests in net earnings of consolidated subsidiaries....................        321,000        224,000
                                                                                     -------------  -------------
Net loss...........................................................................       (799,000)    (1,191,000)
Dividends on preferred stock.......................................................         24,000
                                                                                     -------------  -------------
Net loss available for common shareholders.........................................  $    (823,000) $  (1,191,000)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Loss per common and common equivalent shares:
Net loss...........................................................................  $        (.08) $        (.18)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Weighted average number of shares..................................................     10,721,573      6,746,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    See accompanying notes to consolidated financial statements.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                              PREFERRED STOCK                 COMMON STOCK
                                                     ---------------------------------  -------------------------
                                                       NUMBER OF                       NUMBER OF
                                                        SHARES          AMOUNT          SHARES        AMOUNT
                                                     --------------  ------------  -------------  ----------
Balance at July 31, 1997...........................     1,097,000    $     11,000    10,427,000   $  104,000
Net loss...........................................
Dividend on preferred stock........................
Amortization of deferred compensation..............
Exercise of stock options..........................                                     102,000        1,000
Conversion of preferred stock to common............      (123,000)         (1,000)      588,000        6,000
                                                     -------------   ------------  -------------  ----------
Balance at October 31, 1997........................       974,000    $     10,000    11,117,000   $  111,000
                                                     -------------   ------------  -------------  ----------
                                                     -------------   ------------  -------------  ----------

                                     ADDITIONAL                                         TOTAL
                                     CONTRIBUTED                     RETAINED       SHAREHOLDERS'
                                       CAPITAL         OTHER         (DEFICIT)          EQUITY
                                   ---------------  ------------  --------------  -----------------
Balance at July 31, 1997.........   $  48,782,000   $   (196,000) $  (24,600,000)   $  24,101,000
Net loss.........................                                       (799,000)        (799,000)
Dividend on preferred stock......         146,000                        (24,000)         122,000
Amortization of deferred
  compensation...................                         46,000                           46,000
Exercise of stock options........         577,000                                         578,000
Conversion of preferred stock to
  common.........................          (5,000)
                                   ---------------  ------------  --------------  -----------------
Balance at October 31, 1997......   $  49,500,000   $   (150,000) $  (25,423,000)   $  24,048,000
                                   ---------------  ------------  --------------  -----------------
                                   ---------------  ------------  --------------  -----------------

    See accompanying notes to consolidated financial statements.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                     OCTOBER 31,
                                                                            ---------------------------
                                                                                1997           1996
                                                                            --------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss................................................................ $     (799,000)  $(1,191,000)
  Adjustments to reconcile net loss to net cash provided by operating activities
    Depreciation and amortization.........................................         662,000      781,000
    Amortization of deferred compensation.................................          46,000       40,000
    Income applicable to minority interest................................         321,000      224,000
    Gain on partial sale of subsidiary....................................        (220,000)
    Imputed interest......................................................          76,000
    Changes in assets and liabilities, net of effects of acquisition and dispositions:
      Accounts receivable.................................................      (1,708,000)  (4,037,000)
      Inventories.........................................................         550,000    1,254,000
      Inventory floor plan financing......................................     (20,407,000)     774,000
      Prepaid expenses and other receivables..............................        (126,000)    (562,000)
      Note receivable.....................................................                      (76,000)
      Accounts payable....................................................      (2,736,000)     191,000
      Other accrued liabilities...........................................      (7,203,000)    (910,000)
      Income taxes payable................................................         758,000     (524,000)
      Deferred revenue....................................................        (950,000)     234,000
      Deferred taxes......................................................          17,000
      Other assets........................................................        (210,000)     (39,000)
                                                                            --------------  -----------
NET CASH (USED) BY OPERATING ACTIVITIES...................................     (31,929,000)  (3,841,000)
                                                                            --------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment......................................        (207,000)    (228,000)
  Acquisition of businesses, net of cash acquired.........................                     (123,000)
  Sale (Purchase) of marketable securities................................       3,928,000     (369,000)
                                                                            --------------  -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES..........................       3,721,000     (720,000)
                                                                            --------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on capital lease.....................................         (28,000)     (61,000)
  Payment of line of credit...............................................      (5,191,000)
  Short-term borrowings...................................................      23,067,000    3,800,000
  Note receivable from shareholder........................................          38,000     (362,000)
  Proceeds from issuance of debt..........................................       2,438,000
  Exercise of stock options and warrants..................................         564,000      379,000
                                                                            --------------  -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES..........................      20,888,000    3,756,000
                                                                            --------------  -----------
Net decrease in cash and cash equivalents.................................      (7,320,000)    (805,000)
Cash and cash equivalents, beginning......................................      12,284,000   17,086,000
                                                                            --------------  -----------
Cash and cash equivalents, ending.........................................  $    4,964,000  $16,281,000
                                                                            --------------  -----------
                                                                            --------------  -----------

    See accompanying notes to consolidated financial statements.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated financial information included in this report has been prepared in conformity with the accounting principles reflected in the consolidated financial statements for the preceding year included in the annual report on Form 10-K for the year ended July 31, 1997 filed with the Securities and Exchange Commission except for the change in accounting estimate described in the following paragraph. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's financial statements included in the annual report on Form 10-K for the year ended July 31, 1997 filed with the Securities and Exchange Commission.

    Effective August 1, 1997, Western changed its estimate of depreciation for its rental equipment inventory from 80% of billings to 70% of billings. This change in accounting estimate resulted in an increase in rental equipment inventory and a decrease in cost of goods sold of approximately $440,000 for the quarter ended October 31, 1997.

    The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share of the equity of Western Power and Equipment Corp. ("Western") and IDF International, Inc. ("IDF") which were 43.4% and 37.0%, respectively at October 31, 1997. There is also 19.6% minority interest held in eXodus Technologies, Inc. ("eXodus"), but no minority interest is presented for eXodus due to accumulated losses.

NOTE 2 -- STATEMENT OF CASH FLOWS

Supplemental disclosure of cash paid during the periods:

                                                                                 THREE MONTHS ENDED
                                                                                    OCTOBER 31,
                                                                              --------------------------
                                                                                  1997           1996
                                                                              --------------  ----------
Interest....................................................................  $    1,189,000  $1,169,000
Income taxes................................................................  $       --      $  148,000

    Supplemental disclosure of non-cash investing and financing activities:

1. A capital lease obligation of $98,000 was incurred during the quarter ended October 31, 1997 when the Company entered into a lease for computer equipment and software.

2. In August, 1997 the Company acquired a 63% ownership share in IDF in exchange for 100% of the shares of TechStar Communications, Inc. ("TechStar") The value assigned to the IDF shares received was $2,243,000 and the Company incurred acquisition costs of $75,000.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- INVENTORIES

Inventories consist of the following:

                                                                                      OCTOBER 31,      JULY 31,
                                                                                          1997           1997
                                                                                     --------------  -------------
Parts..............................................................................   $  8,186,000   $   8,159,000
Equipment, new and used............................................................     74,634,000      75,211,000
                                                                                     --------------  -------------
                                                                                      $ 82,820,000   $  83,370,000
                                                                                     --------------  -------------
                                                                                     --------------  -------------

NOTE 4 -- ACQUISITIONS

During August, 1997 the Company merged TechStar into IDF, pursuant to an agreement and plan of merger dated July 31, 1997 among the Company, IDF and an acquisition subsidiary of IDF (the "IDF Merger Agreement"). Upon Consummation of the transaction, the Company received 6,171,553 shares of IDF common stock, representing approximately 63% of the outstanding shares and approximately 58% of the fully diluted outstanding IDF common stock, as a result of which, the Company was deemed to have acquired IDF. Solon Kandel, Sergio Luciani and Simontov Moskona, the senior executives of TechStar, received three year options to purchase an aggregate of 856,550 shares of IDF common stock (the "IDF Options") representing an additional 8% of such fully diluted outstanding IDF common stock. In connection with the transaction,(i) all options granted by the Company under employment agreements entitling Messrs. Kandel, Luciani and Moskona to purchase an aggregate of 780,000 shares of the Company's common stock, and all additional authorized but ungranted employee stock options for 120,000 shares were cancelled, (ii) Messrs. Kandel and Luciani tendered their resignations as directors of the Company, (iii) each of Messrs. Kandel, Luciani and Moskona publicly sold all but 174,900 of their remaining shares of Company stock and utilized $600,000 of the net proceeds to invest in convertible securities of IDF.

The results have been included in the accompanying statement of operations commencing August 1, 1997. The following unaudited pro forma summary combines the consolidated results of operations as if IDF had been acquired at the beginning of the quarter ended October 31, 1996:

Revenue........................................................................  $34,929,000
Net loss.......................................................................  $(1,027,000)
Net loss per share.............................................................  $    (0.15)

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Messrs. Kandel, Luciani and Moskona are currently the senior executives and officers of IDF and have each entered into employment agreements with IDF expiring November 30, 2000. Pursuant to such agreements, Messrs. Kandel, Luciani and Moskona are entitled to receive, in addition to their base salaries and annual bonuses, options to acquire IDF shares which vest based upon IDF and its consolidating subsidiaries, including TechStar and Heyden Wegman, achieving all or certain pro-rated portions of annual pre-tax income targets in each of fiscal years ending July 31, 1998, 1999 and 2000. In the event that any or all of such IDF Options do not vest, the number of shares of IDF common stock that would have been issued upon the exercise of such IDF Options shall be issued to the Company as additional merger consideration.

Messrs. Robert M. Rubin and Lawrence Kaplan, the Chief Executive Officer and Chairman of the Board and a Director of the Company, respectively, are also principal stockholders and members of the board of directors of IDF and were such prior to the consummation of the IDF merger. Pursuant to the terms of the IDF Merger Agreement, (i) Mr. Rubin will convert an $800,000 loan previously made to IDF into preferred stock convertible into 400,000 shares of common stock. The preferred shares are unissued as of October 31, 1997, and thus the amounts are classified as long term debt. In addition, through GV Capital Inc., an affiliate of Mr. Kaplan, IDF offered $3,000,000 of five year, 8.0% notes convertible into IDF Series A Convertible Preferred Stock at
1.25 per share. $600,000 of such notes have been purchased by Messrs. Kandel, Luciani and Moskona. Mr. Kaplan's affiliate received separate compensation for acting as placement agent in connection with such private offering of IDF securities. As of October 31, 1997 IDF had sold approximately $2,438,000 of said notes.

The Company has preliminarily recorded this acquisition using the purchase method of accounting as an acquisition of 63% of IDF as described below and will finalize its purchase accounting during fiscal 1998.

A summary of assets acquired, liabilities assumed and purchase price paid is as follows:

Value of common stock...........................................................  $2,243,000
Costs of acquisition............................................................      75,000
Liabilities assumed.............................................................   7,048,000
                                                                                  ----------
COSTS OF ASSETS ACQUIRED........................................................  $9,366,000
                                                                                  ----------
                                                                                  ----------

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The cost initially allocated to each of IDF's assets and liabilities at the date of the acquisition, determined in accordance with the purchase method of accounting, is presented in the table below:

Cash............................................................................  $    5,000
Accounts receivable.............................................................   4,300,000
Prepaid and other current assets................................................      20,000
Intangible assets...............................................................   4,858,000
Other assets....................................................................      84,000
Property and equipment, net.....................................................      99,000
Accounts payable................................................................  (  731,000)
Accrued liabilities.............................................................  (3,581,000)
Short and long term borrowings..................................................  (2,728,000)
Minority interest...............................................................  (    8,000)
                                                                                  ----------
NET ASSETS ACQUIRED.............................................................  $2,318,000
                                                                                  ----------
                                                                                  ----------

Additionally, the Company has recorded a gain of $220,000 relating to its exchange of a 37% interest of TechStar.

NOTE 5 -- CONTINGENCIES

    Except for ordinary, routine proceedings incidental to its businesses, there are no pending legal proceedings to which the Company or any of its property is subject. In the opinion of management, the outcome of these legal proceedings will not have a material effect on the financial condition results of operations or cash flows of the Company and its subsidiaries.

NOTE 6 -- INTANGIBLE ASSETS

Intangible and other assets consist of the following:

                                                                                        OCTOBER 31,     JULY 31,
                                                                                           1997           1997
                                                                                       -------------  ------------
Goodwill.............................................................................  $  12,823,000  $  8,104,000
Non-compete agreement................................................................        117,000       175,000
Other assets.........................................................................        608,000       303,000
                                                                                       -------------  ------------
                                                                                       $  13,548,000  $  8,582,000
                                                                                       -------------  ------------
                                                                                       -------------  ------------

Goodwill is being amortized over lives ranging from 10 to 40 years, and the non-compete agreement is being amortized over 2 years.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 --BORROWINGS

On October 31, 1997, Company paid off the existing $10,000,000 advised line of credit and established a new advised line of credit for $2,000,000 on identical terms. In December, 1997 the Company increased the line to $3,400,000 and pledged the proceeds from the Hutchinson Notes Receivable as collateral.

NOTE 8 -- SERIES B-1 AND B-2 CONVERTIBLE PREFERRED STOCK

A total of 2,782 shares of the Series B-1 Convertible Preferred Stock issued in September 1996 were converted to common shares during the quarter at the applicable ratio of one for one leaving 973,757 shares outstanding at October 31, 1997.

The remaining 120,000 shares of Series B-2 Convertible Preferred Shares were converted into 585,199 common shares at a price of $5.13 per share leaving none outstanding as of October 31, 1997.

NOTE 9 -- SUBSIDIARY PREFERRED STOCK

    Western has been authorized to issue 10,000,000 shares of "blank check" preferred stock, with respect to which all the conditions and privileges thereof can be determined solely by action of such subsidiary's Board of Directors without further action of its stockholders. As of November 30, 1997, none were issued and outstanding.

NOTE 10 -- SUBSEQUENT EVENTS

On December 11, 1997 the Company acquired substantially all of the operating assets used by Case in connection with its business of servicing and distributing Case agricultural equipment at a facility located in Yuba City, California. The acquisition was consummated for approximately $112,000 in cash, $628,000 in installment notes payable to Case and the assumption of $1,176,000 in inventory floor plan debt with Case and its affiliates. The acquisition will be accounted for as a purchase.

The real property and improvements upon which the Yuba City, California facility acquired from Case is located, was purchased by McLain-Rubin Realty Company III, LLC ("MRR III"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company. MRR III is leasing such real property and improvements to the Company under the terms of a Commercial Lease Agreement dated as of December 11, 1997. Such lease terms are considered to be at fair market value. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease while the land portion of the lease qualifies for treatment as an operating lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

GENERAL

    The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

    This management discussion and analysis of financial conditions and results of operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements that involve risks and uncertainties, detailed from time to time in the Company's various Securities and Exchange Commission filings. No assurance can be given that any such matters will be realized

    The Companies and their respective goods and services offered are described below.

    Western Power & Equipment Company provides light, medium and heavy construction equipment through a chain of 23 dealerships located primarily in the Western part of the United States. The primary manufacturer of equipment sold is Case Equipment, Inc. Western intends to open and acquire additional distribution outlets for Case products, as well as for products which may be manufactured by other companies.

    Connectsoft Communications Corp. ("Connectsoft") is developing its FreeAgent(TM) software designed to integrate e-mail, voice mail, facsimile, page massaging, content on the World Wide Web (the "Web") and potentially any other network-based digital data found on the Internet, corporate intranets, private branch exchange ("PBX") telephone systems and the public switched telephone network ("PSTN"). With this network-based application, FreeAgent is currently capable of applying advanced media transformation processes and user interface technologies for speech recognition, text-to-speech and natural language understanding so that a person can send or receive a message between any two media, using any two communication devices, whether a telephone on PBX or PSTN systems, a personal computer on Internet or intranet systems or almost any other communication device connected to these systems.

    TechStar Communications Inc. is engaged in providing site acquisition, zoning, architectural and engineering services, as well as consulting services to the wireless telecommunications industry. In August 1997, the Company merged TechStar into IDF in exchange for approximately 63% of the IDF outstanding common stock. IDF, through its Heyden Wegman subsidiary provides general engineering services to municipalities and private companies as well as infrastructure design, environmental and construction management and refurbishment services on structures and development projects.

    Exodus Technologies, Inc. ("Exodus") became a separate 80.4% owned subsidiary of the Company immediately following the ConnectSoft Inc. ("Old Connectsoft")

Merger. Exodus has developed a proprietary application server software, marketed as NTERPRISE(TM). In September 1997, Microsoft Corporation announced that it would incorporate its own multi-user software in future versions of Windows NT(TM) and that only its Windows T.share client/server protocol and Citrix Systems, Inc. ICA application remoting software protocol will be supported in the initial releases of Windows NT 4.0 and 5.0 "Hydra" multi-user operating system products. In addition, Microsoft advised the Company that alternate multi-user and application server software protocols such as NTERPRISE(TM) would not be presently considered. As a result of these material adverse developments, the Company has significantly reduced its Exodus operations and is currently considering whether the Exodus protocols can be redesigned to support client computers that are alternatives to WindowsNT, such as Unix(TM) workstations, X-terminals and Java(TM) enabled computers. In the event that the Company is unable to develop an alternate non-Windows supported solution within the next three to six months, the Company will probably cease such efforts and sustain a total loss of its investment in the NTERPRISE(TM) products and system. Exodus is also leveraging its remoting technology to develop remote server capability and remote monitoring products for possible release during the third or fourth quarter of fiscal 1998.

    InterGlobe Networks, Inc. provides engineering, design and consulting services for users and providers of telecommunications facilities on the Internet and other media.

    On December 11, 1997 Brigadoon.Com, Inc. ("Brigadoon"), the prospective purchaser of InterGlobe, informed the Company that it had not, as yet, been able to arrange financing for the cash portion of the purchase price.

    Brigadoon and the Company are both continuing to pursue financing sources and are discussing a possible restructuring of the transaction.

                             RESULTS OF OPERATIONS

The Three Months Ended October 31, 1997 Compared to the Three Months Ended October 31, 1996

    Western's revenues for the three-month period ended October 31, 1997 increased $5,745,000 or approximately 18% over the three-month period ended October 31, 1996, due mainly to the contribution of stores opened or acquired within the last 12 months ended October 31, 1997 which accounted for $4,708,000 of this increase in sales. Same store revenues increased $1,037,000 or 3.3% for the three-month period ended October 31, 1997, as compared to the prior year period.

    IDF, Heyden Wegman, TechStar, Connectsoft, InterGlobe and Exodus (the "Technology Group") reported revenue of $5,862,000 for the three months ended October 31, 1997 versus $666,000 during the three months ended October 31, 1996 which included only Old Connectsoft, InterGlobe and Exodus. Approximately $4,260,000 of this increase is due to IDF and TechStar with the balance being primarily the recognition of contract revenue by Connectsoft.

    Western's gross profit margin of 11.7% for the three-month period ended October 31, 1997 was down from the prior year comparative period margin of 12.1%. The decrease in gross profit margins was a result of a small decrease in gross margins on equipment sales.

    Selling, general and administrative expenses totaled $6,349,000 or 14.8% of sales for the three months ended October 31, 1997 compared to $4,227,000 or 13.3% of sales for the three months ended October 31, 1996. The increase in selling, general and administrative expenses of $2,122,000 is attributable to an increase at Western of $652,000 incurred to support the increase in sales as well as the acquisition and opening of new outlets. The $1,470,000 balance of the increase is primarily attributable to IDF, Heyden Wegman and TechStar for which no comparable expense exists in the period ended October 31, 1996.

    During the three-month period ended October 31, 1997, the Technology Group continued development activities related to its FreeAgent-TM- software product. Research and development expense for the three months ended October 31, 1997 amounted to $744,000, a decrease of $201,000. This decrease is attributable to the reduction of development efforts at Exodus.

    Net interest expense for the three months ended October 31, 1997 of $980,000 was up significantly from the $413,000 in the prior year comparative period. This increase is a result of a build up in inventory levels to support Western's higher equipment sales level including a significant investment in equipment dedicated to the rental fleet. In addition, the cash requirements of the Technology Group had increased the average debt level during the quarter ended October 31, 1997 and the related interest expense.

    The Company has recorded a valuation allowance against the deferred tax benefit for net operating losses generated by the Technology Group, since in management's opinion the net operating losses do not meet the more likely than not criteria for future realization. The tax provision recognized for the current quarter is based upon profits generated by the Company's Western and IDF, Heyden Wegman and TechStar subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

    Western's primary source of internal liquidity has been its profitable operations since its inception in November 1992. As more fully described below, the Company's primary sources of external liquidity were contributions to the Company by its parent, American United Global, Inc. ("AUGI"), and equipment inventory floor plan financing arrangements provided to the Company by the manufacturers of the products the Company sells and Seattle-First National Bank ("Seafirst Bank"). In addition, in fiscal 1995, the Company completed an initial public offering of 1,495,000 shares of common stock at $6.50 per share, generating net proceeds of $7,801,000. The net proceeds of the offering were utilized to repay amounts due to AUGI and to Case, the acquisition and opening of additional outlets, as well as to reduce floor plan debt.

    Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At July 31, 1997, the Company was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $55,490,000. As of October 31, 1997, approximately $35,083,000 was outstanding under these manufacturer provided floor plan arrangements.

    In order to take advantage of the three percent cash discount offered by Case, to provide financing beyond the term of applicable manufacturer provided floor plan financing or as alternatives to manufacturer provided floor plan financing arrangements, the Company has entered into a separate secured floor planning line of credit with Seafirst Bank. The Seafirst line of credit was entered into in June 1994 and renewed on September 1, 1997.
This is a $22,000,000 line of credit which can be used to finance new and used equipment or equipment to be held for rental purposes. On October 31, 1997, approximately $12,882,000 was outstanding under such line of credit, the principal of which bears interest at approximately .50 percent below the bank's prime rate and is subject to annual review and renewal on July 1, 1998.

    In June 1997, the Company obtained a $75 million inventory flooring and operating line on credit through Deutsche Financial Services (DFS). The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Amounts are advanced against the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The Company expects to use this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. As of October 31, 1997, approximately $28,424,000 was outstanding under this facility at an interest rate of 8.50%.

    Amounts owing under these floor plan financing agreements are secured by inventory purchases financed by these lenders, as well as all proceeds from their sale or rental, including accounts receivable thereto.

    On October 19, 1995, Western entered into a purchase and sale agreement with an unrelated party for the Auburn, Washington facility subject to the execution of a lease. Under the terms of this agreement which closed on December 1, 1995, Western sold the property and is leasing it back from the purchaser. In accordance with Statement of Financial Accounting Standards No. 13 (SFAS 13), the building portion of the lease is being accounted for as a capital lease while the land portion of the lease qualifies for treatment as an operating lease.

    During August, 1997 the Company merged TechStar into IDF, pursuant to an agreement and plan of merger dated July 31, 1997 among the Company, IDF and an acquisition subsidiary of IDF (the "IDF Merger Agreement"). Upon Consummation of the transaction, the Company received 6,171,553 shares of IDF common stock, representing approximately 63% of the outstanding shares and approximately 58% of the fully diluted outstanding IDF common stock, as a result of which, the Company was deemed to have acquired IDF.

    During the quarter ended October 31, 1997, IDF sold, through GV Capital Inc. a total of $2,438,000 and intends to sell up to $3,000,000 in total of IDF's five year, 8.0% notes convertible into IDF Series A Preferred Stock at $1.25 per share, including $600,000 of such notes sold to Messrs. Kandel, Luciani and Moskona.

    Mr. Rubin will convert an $800,000 loan previously made to IDF into preferred stock convertible into 400,000 shares of common stock. The preferred shares are unissued as of October 31, 1997, and thus the amount is classified as long term debt.

    During the quarter ended October 31, 1996, cash and cash equivalents and marketable debt securities decreased by $11,248,000 primarily due to the repayments to North Fork Bank of $9,999,000 under the advised line of credit and the repayment of $4,411,000 under the ERD Standby Letter of Credit. After adjusting for advances made under the line of credit with Deutsche Financial Services, the proceeds of which were used to reduce inventory floor plan financing, the cash flow from operations was negative $7,542,000 largely due to decreases in accounts payable and accrued liabilities, as well as increases in accounts receivable.

    The Company's cash and cash equivalents and marketable debt securities of $11,054,000 as of October 31, 1997, as well as available credit facilities and the proceeds of the Hutchinson notes in January 1998 are considered sufficient to support current or higher levels of operations for at least the next twelve months. In addition, the Company is currently in negotiations with other financing institutions to expand the credit available to the Company. There can be no assurances that the Company will be successful in these negotiations.

ITEM 5 OTHER INFORMATION

    In September 1997 ERD filed for protection from creditors under Chapter 11 of federal bankruptcy laws. In October 1997 Chemical bank drew the $4.4 million available on the standby letter of credit. As a result, the Company recorded a loss of approximately $5.0 million in its consolidated financial statements for the year ended July 31, 1997. Mr. Rubin has personally guaranteed approximately $1.6 million of the ERD loss.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

           To be included in amended 10Q.

    (B) REPORTS ON FORM 8-K

        1. Report on Form 8-K dated August 15, 1997
        2. Report on Form 8-K dated October 1, 1997

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN UNITED GLOBAL, INC.

December 16, 1997



               By: /s/ Robert M. Rubin
                   ----------------------------
                   Robert M. Rubin
                   Chief Executive Officer




              By: /s/ David M. Barnes
                  ----------------------------
                  David M. Barnes
                  Chief Financial Officer