Form 10-Q
period 1998-01-31
AMERICAN UNITED GLOBAL INC
filed 1998-03-23
CIK 859792

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                ---------------------



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                          FOR QUARTER ENDED JANUARY 31, 1998
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


                         YES X               NO
                             -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


          TITLE OF CLASS                                    NUMBER OF SHARES
            Common Stock                                      OUTSTANDING
     (par value $.01 per share)                               11,367,389

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                             AMERICAN UNITED GLOBAL, INC.

                                        INDEX

                                                                      PAGE
                                                                     NUMBER

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
     Consolidated Balance Sheets
       January 31, 1998 (unaudited )and July 31, 1997. . . . . . .    1-2
     Consolidated Statements of Operations
       Three months Ended January 31, 1998
       and January 31, 1997 (unaudited). . . . . . . . . . . . . .     3
     Consolidated Statements of Operations
       Six months Ended January 31, 1998
       and January 31, 1997 (unaudited). . . . . . . . . . . . . .     4
     Consolidated Statement of Shareholders'
    Equity (unaudited) . . . . . . . . . . . . . . . . . . . . . .     5
     Consolidated Statements of Cash Flows
       Six months Ended January 31, 1998
       and January 31, 1997 (unaudited). . . . . . . . . . . . . .     6
     Notes to the Consolidated Financial
    Statements (unaudited) . . . . . . . . . . . . . . . . . . . .    7-9
  Items 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . . . .  10-14

PART II. OTHER INFORMATION
  Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . .    15
  Item 2. Changes in Securities. . . . . . . . . . . . . . . . . .    N/A
  Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . .    N/A
  Item 4. Submission of Matters to a Vote of Security
     Holders . . . . . . . . . . . . . . . . . . . . . . . . . . .    N/A
  Item 5. Other Information  . . . . . . . . . . . . . . . . . . .    15
  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . .    N/A

                    AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS


                                                            JANUARY 31,    JULY 31,
                                                               1998          1997
                                                            -----------    ---------
                                                            (unaudited)

                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . $    3,823,000   $12,284,000
  Investment in marketable debt securities . . . . . .      6,011,000    10,018,000
  Trade accounts receivable, less allowance for
     doubtful accounts of $ 1,310,000 and
     $807,000, respectively. . . . . . . . . . . . . .     19,520,000    12,473,000
  Notes receivable from shareholder. . . . . . . . . .      1,200,000     1,238,000
  Inventories. . . . . . . . . . . . . . . . . . . . .     82,993,000    83,370,000
  Prepaid expenses and other receivables . . . . . . .        679,000       357,000
  Deferred tax asset . . . . . . . . . . . . . . . . .        991,000       936,000
  Notes receivable . . . . . . . . . . . . . . . . . .           -        3,503,000
                                                       -------------- -------------

       TOTAL CURRENT ASSETS. . . . . . . . . . . . . .    115,217,000   124,179,000

  Property and equipment, net  . . . . . . . . . . . .      9,604,000     9,530,000
  Intangibles and other assets, net of accumulated
     amortization of $2,012,000 and $1,460,000,
     respectively  . . . . . . . . . . . . . . . . . .     13,203,000     8,582,000
  Deferred tax asset . . . . . . . . . . . . . . . . .      2,414,000     2,432,000
                                                       -------------- -------------

       TOTAL ASSETS. . . . . . . . . . . . . . . . . . $  140,438,000  $144,723,000
                                                       -------------- -------------
                                                       -------------- -------------

              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                                                          JANUARY 31,      JULY 31,
                                                             1998           1997
                                                       -------------     -----------
                                                         (unaudited)

  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Borrowings under floor financing lines . . . . . . . $  16,723,000    $55,490,000
  Short-term borrowings. . . . . . . . . . . . . . . .    52,754,000     11,751,000
  Current portion of capital lease obligations . . . .       879,000        412,000
  Accounts payable . . . . . . . . . . . . . . . . . .    14,013,000     20,150,000
  Accrued liabilities. . . . . . . . . . . . . . . . .     7,571,000     12,583,000
  Income taxes payable . . . . . . . . . . . . . . . .     2,411,000      1,924,000
  Deferred revenue . . . . . . . . . . . . . . . . . .         -            950,000
                                                       -------------    -----------

       TOTAL CURRENT LIABILITIES . . . . . . . . . . .    94,351,000    103,260,000

Long-term borrowings . . . . . . . . . . . . . . . . .     3,287,000      3,456,000
Capital lease obligations, net of current portion. . .     3,897,000      4,026,000
                                                       -------------    -----------

       TOTAL LIABILITIES . . . . . . . . . . . . . . .   101,535,000    110,742,000

Minority interest. . . . . . . . . . . . . . . . . . .    16,080,000      9,880,000
                                                       -------------    -----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, 12.5% cumulative, $1.00 per
     share liquidation value, $.01 par value;
     1,200,000 shares authorized; none issued and
     outstanding . . . . . . . . . . . . . . . . . . .                        -
  Series B-1 convertible preferred stock,
     convertible to common, $3.50 per share
     liquidation value, $.01 par value; 1,000,000
     shares authorized; 973,757 and 976,539
     shares issued and outstanding, respectively . . .        10,000         10,000
  Series B-2 convertible preferred stock; 7%
     convertible preferred stock, convertible into
     common, $25 per share liquidation value,
     500,000 shares authorized, 0 and
     120,000 shares issued and outstanding,
     respectively. . . . . . . . . . . . . . . . . . .          -             1,000
  Common stock, $.01 par value; 20,000,000 shares
     authorized; 11,367,389 and 10,427,208 shares
     issued and outstanding, respectively. . . . . . .       114,000        104,000
  Additional contributed capital . . . . . . . . . . .    49,973,000     48,782,000
  Deferred compensation. . . . . . . . . . . . . . . .      (103,000)      (196,000)
  Retained (deficit) . . . . . . . . . . . . . . . . .   (27,171,000)   (24,600,000)
                                                       -------------    -----------

       TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . . .    22,823,000     24,101,000
                                                       -------------    -----------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . $ 140,438,000   $144,723,000
                                                       -------------   ------------
                                                       -------------   ------------

              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                       -----------------------------

                                                             1998           1997
                                                       -------------    -------------

Net sales  . . . . . . . . . . . . . . . . . . . . . . $  43,567,000    $36,254,000
Cost of goods sold . . . . . . . . . . . . . . . . . .    36,667,000     31,750,000
                                                       -------------    -----------
GROSS PROFIT . . . . . . . . . . . . . . . . . . . . .     6,900,000      4,504,000

Selling, general and administrative expenses . . . . .     5,987,000      5,173,000
Research and development expenses. . . . . . . . . . .       849,000        622,000
Impairment of intangible assets. . . . . . . . . . . .          -           930,000
                                                       -------------    -----------

OPERATING INCOME (LOSS). . . . . . . . . . . . . . . .        64,000     (2,221,000)

Interest expense, net. . . . . . . . . . . . . . . . .     1,440,000        982,000
                                                       -------------    -----------

Loss before income taxes and minority interest . . . .    (1,376,000)    (3,203,000)

Provision (benefit) for income taxes . . . . . . . . .       232,000     (1,106,000)
Minority interests in net earnings of consolidated
  subsidiaries . . . . . . . . . . . . . . . . . . . .       140,000        146,000
                                                       -------------    -----------

Net loss   . . . . . . . . . . . . . . . . . . . . . .    (1,748,000)    (2,243,000)
Dividends on preferred stock . . . . . . . . . . . . .                      634,000
                                                       -------------    -----------

Net loss available for common shareholders . . . . . . $  (1,748,000)   $(2,877,000)
                                                       -------------    -----------
                                                       -------------    -----------

Loss per common and common equivalent shares:

Net loss   . . . . . . . . . . . . . . . . . . . . . . $        (.16)   $      (.38)
                                                       -------------   -------------
                                                       -------------   -------------

Weighted average number of shares. . . . . . . . . . .    11,149,000      7,599,000
                                                       -------------   -------------
                                                       -------------   -------------

              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                              SIX MONTHS ENDED
                                                                 JANUARY 31,
                                                       -----------------------------

                                                             1998            1997
                                                       -------------    ------------

Net sales  . . . . . . . . . . . . . . . . . . . . . . $  86,387,000    $68,133,000
Cost of goods sold . . . . . . . . . . . . . . . . . .    71,624,000     59,387,000
                                                       -------------   ------------

GROSS PROFIT . . . . . . . . . . . . . . . . . . . . .    14,763,000      8,746,000

Selling, general and administrative expenses . . . . .    12,336,000      9,220,000
Research and development expenses. . . . . . . . . . .     1,593,000      1,567,000
Impairment of intangible assets. . . . . . . . . . . .         -            930,000
                                                       -------------   ------------

OPERATING INCOME (LOSS). . . . . . . . . . . . . . . .       834,000     (2,971,000)

Interest expense, net. . . . . . . . . . . . . . . . .     2,420,000      1,575,000
Gain on partial sale of subsidiary . . . . . . . . . .      (220,000)
                                                       -------------   ------------


Loss before income taxes and minority interest . . . .    (1,366,000)    (4,546,000)

Provision (benefit) for income taxes . . . . . . . . .       720,000     (1,482,000)
Minority interests in net earnings of consolidated
  subsidiaries . . . . . . . . . . . . . . . . . . . .       461,000        370,000
                                                       -------------   ------------

Net loss   . . . . . . . . . . . . . . . . . . . . . .    (2,547,000)    (3,434,000)
Dividends on preferred stock . . . . . . . . . . . . .        24,000        634,000
                                                       -------------   ------------

Net loss available for common shareholders . . . . . . $  (2,571,000)   $(4,068,000)
                                                       -------------   ------------
                                                       -------------   ------------

Loss per common and common equivalent shares:

Net loss   . . . . . . . . . . . . . . . . . . . . . . $        (.23)   $      (.57)
                                                       -------------   ------------
                                                       -------------   ------------

Weighted average number of shares. . . . . . . . . . .    11,037,000      7,172,000
                                                       -------------   ------------
                                                       -------------   ------------

              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    (UNAUDITED)


                                                                 PREFERRED STOCK               COMMON STOCK
                                                            ------------------------    --------------------------

                                                             NUMBER OF                   NUMBER OF
                                                              SHARES       AMOUNT         SHARES          AMOUNT
                                                            -----------  -----------    -----------   ------------
Balance at July 31, 1997 . . . . . . . . . . . . . . .      1,097,000   $   11,000       10,427,000   $   104,000
Net loss   . . . . . . . . . . . . . . . . . . . . . .
Dividend on preferred stock. . . . . . . . . . . . . .
Amortization of deferred compensation. . . . . . . . .
Exercise of stock options and warrants . . . . . . . .                                      102,000         1,000
Issuance of Common Shares. . . . . . . . . . . . . . .                                      250,000         3,000
Conversion of preferred stock to common. . . . . . . .       (123,000)      (1,000)         588,000         6,000
                                                            ----------   ----------      ----------    ----------

Balance at January 31, 1998. . . . . . . . . . . . . .        974,000   $   10,000       11,367,000   $   114,000
                                                            ---------    ---------       ----------    ----------
                                                            ---------    ---------       ----------    ----------


                                                              ADDITIONAL                                   TOTAL
                                                             CONTRIBUTED                   RETAINED    SHAREHOLDERS'
                                                               CAPITAL       OTHER        (DEFICIT)       EQUITY

Balance at July 31, 1997 . . . . . . . . . . . . . . .      $48,782,000 $ (196,000)    $(24,600,000)  $24,101,000
Net loss   . . . . . . . . . . . . . . . . . . . . . .                                   (2,547,000)   (2,547,000)
Dividend on preferred stock. . . . . . . . . . . . . .          146,000                     (24,000)      122,000
Amortization of deferred compensation. . . . . . . . .                      93,000                         93,000
Exercise of stock options. . . . . . . . . . . . . . .          577,000                                   578,000
Issuance of Common Shares. . . . . . . . . . . . . . .          473,000                                   476,000
Conversion of preferred stock to common. . . . . . . .           (5,000)
                                                            -----------   ---------     -----------     ---------

Balance at January 31, 1998. . . . . . . . . . . . . .      $49,973,000 $ (103,000)    $(27,171,000)  $22,823,000
                                                            -----------   --------      -----------    ----------
                                                            -----------   --------      -----------    ----------

              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                                    SIX MONTHS ENDED
                                                                       JANUARY 31,
                                                            --------------------------------

                                                                 1998               1997
                                                            -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . . . . . . . .      $  (2,547,000)      $(3,434,000)
  Adjustments to reconcile net loss to
     net cash used by operating activities
     Depreciation and amortization . . . . . . . . . .          1,162,000         1,752,000
     Amortization of deferred compensation . . . . . .             93,000           109,000
     Income applicable to minority interest. . . . . .            461,000           370,000
     Impairment of intangible asset. . . . . . . . . .                              930,000
     Gain on partial sale of subsidiary. . . . . . . .           (220,000)
     Imputed interest. . . . . . . . . . . . . . . . .                             (153,000)
     Stock options issued  . . . . . . . . . . . . . .                              190,000
     Changes in assets and liabilities, net of
       effects of acquisitions:
       Accounts receivable . . . . . . . . . . . . . .         (2,747,000)       (2,752,000)
       Inventories . . . . . . . . . . . . . . . . . .            377,000         3,325,000
       Prepaid expenses and other receivables. . . . .           (302,000)         (226,000)
       Notes receivable. . . . . . . . . . . . . . . .          3,503,000
       Accounts payable. . . . . . . . . . . . . . . .         (6,867,000)         [941,000]
       Other accrued liabilities . . . . . . . . . . .         (8,236,000)         [242,000]
       Income taxes payable. . . . . . . . . . . . . .            487,000        (2,213,000)
       Deferred revenue. . . . . . . . . . . . . . . .           (950,000)
       Deferred taxes. . . . . . . . . . . . . . . . .             38,000
       Intangibles and other assets. . . . . . . . . .             86,000          (598,000)
                                                            -------------       -----------

NET CASH (USED) BY OPERATING ACTIVITIES. . . . . . . .        (15,662,000)       (2,001,000)
                                                            -------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment . . . . . . . . .           (517,000)       (1,449,000)
  Acquisition of businesses, net of cash acquired. . .                           (1,171,000)
  Net sales (purchases) of marketable securities . . .          4,008,000          (369,000)
                                                            -------------       -----------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES . . .          3,491,000        (2,989,000)
                                                            -------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on capital lease. . . . . . . . .            (48,000)          179,000
  Inventory floor plan financing . . . . . . . . . . .        (38,767,000)       (9,511,000)
  Long and short-term borrowings . . . . . . . . . . .         38,826,000         3,138,000
  Note receivable from shareholder . . . . . . . . . .             38,000          (362,000)
  Issuance of common stock . . . . . . . . . . . . . .            476,000           224,000
  Net proceeds from private placements . . . . . . . .          2,607,000         9,000,000
  Exercise of stock options and warrants . . . . . . .            578,000           423,000
                                                            -------------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . .          3,710,000         3,091,000
                                                            -------------       -----------

Net decrease in cash and cash equivalents. . . . . . .         (8,461,000)       (1,899,000)
Cash and cash equivalents, beginning . . . . . . . . .         12,284,000        17,086,000
                                                            -------------       -----------

Cash and cash equivalents, ending. . . . . . . . . . .      $   3,823,000       $15,187,000
                                                            -------------       -----------
                                                            -------------       -----------

              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial information included in this report has been prepared in conformity with the accounting principles reflected in the consolidated financial statements for the preceding year included in the annual report on Form 10-K for the year ended July 31, 1997 filed with the Securities and Exchange Commission, except for the change in accounting estimate described in the following paragraph. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's financial statements included in the annual report on Form 10-K for the year ended July 31, 1997 filed with the Securities and Exchange Commission.

     Effective August 1, 1997, Western changed its estimate of depreciation for its rental equipment inventory from 80% of billings to 70% of billings. This change in accounting estimate resulted in an increase in rental equipment inventory and a decrease in cost of goods sold of approximately $190,000 and $630,000 for the quarter and six months ended January 31, 1998, respectively.

     The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned or effectively controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share of the equity of Western Power and Equipment Corp. ("Western") and IDF International, Inc. ("IDF") which were 43.4% and 51.9%, respectively at January 31, 1998. (See Note 8) There is also 19.6% minority interest held in eXodus Technologies, Inc. ("eXodus"), but no minority interest is presented for eXodus due to accumulated losses.

NOTE 2 - STATEMENT OF CASH FLOWS

     Supplemental disclosure of cash paid during the periods:

                                                        SIX MONTHS ENDED
                                                          JANUARY 31,
                                                  ---------------------------

                                                       1998           1997
                                                  ------------   ------------

     Interest. . . . . . . . . . . . . . . . . . .$  2,265,000   $  2,243,000
     Income taxes. . . . . . . . . . . . . . . . .$    712,000   $    703,000


     Supplemental disclosure of non-cash investing and financing activities:

1. A capital lease obligation of $385,000 was incurred during the six months ended January 31, 1998 when the Company entered into a lease for computer equipment and software.

2. In August, 1997 the Company acquired a 63% ownership share in IDF in exchange for 100% of the shares of TechStar Communications, Inc. ("TechStar") (See Note 8)

                      AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. During the quarter ending January 31, 1998 the Company issued 250,000 shares of its Common Stock, satisfying a note in the amount of $500,000 in full.




NOTE 3 - INVENTORIES

     Inventories consist of the following:

                                                    JANUARY 31,   JULY 31,
                                                       1998         1997
                                                  ------------  -----------

     Parts . . . . . . . . . . . . . . . . . . . .$  9,709,000  $ 8,159,000
     Equipment, new and used . . . . . . . . . . .  73,284,000   75,211,000
                                                  ------------  -----------

                                                  $ 82,993,000  $83,370,000
                                                  ------------  -----------
                                                  ------------  -----------

NOTE 4 - CONTINGENCIES

     A former employee of the Hayden Wegman subsidiary commenced an action in 1996 that is pending before the Supreme court of the State of New York in which he is seeking compensatory damages of $1,000,000 and punitive damages of $1,000,000 for allowing a long term disability policy to lapse thereby depriving him of disability benefits which he would otherwise have been eligible to receive and which, he claims, he was contractually entitled to receive. Hayden Wegman has filed an answer denying the claim. Management believes the suit is without merit and intends to vigorously defend its position.

     Except for ordinary, routine proceedings incidental to its businesses, there are no other pending legal proceedings, to which the Company or any of its property is subject. In the opinion of management, the outcome of these legal proceedings will not have a material effect on the financial condition results of operations or cash flows of the Company and its subsidiaries.


NOTE 5 - INTANGIBLE ASSETS

     Intangible and other assets consist of the following:

                                                     JANUARY 31,    JULY 31,
                                                        1998          1997
                                                  -------------  ------------

     Goodwill. . . . . . . . . . . . . . . . . . .$  12,416,000  $  8,104,000
     Non-compete agreement . . . . . . . . . . . .      150,000       175,000
     Other assets. . . . . . . . . . . . . . . . .      637,000       303,000
                                                  -------------  ------------

                                                  $  13,203,000  $  8,582,000
                                                  -------------  ------------
                                                  -------------  ------------

                      AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Goodwill is being amortized over lives ranging from 10 to 40 years, and the non-compete agreement is being amortized over 2 years.

NOTE 6 -BORROWINGS


     In December, 1997 the Company increased its advised line of credit from $2,000,000 to $3,400,000 and pledged the proceeds from the Hutchinson Notes Receivable as collateral. In January 1998, the proceeds of said Note receivable were used to repay the outstanding balance of the advised line of credit in full.

NOTE 7 - SERIES B-1 CONVERTIBLE PREFERRED STOCK

     A total of 2,782 shares of the Series B-1 Convertible Preferred Stock issued in September 1996 were converted to common shares during the six months ended January 31, 1998 at the applicable ratio of one for one leaving 973,757 shares outstanding at January 31, 1998.

Note 8 - Subsidiary Stock Transactions

     During the six months ended January 31, 1998, IDF sold, through GV Capital Inc., a total of $3,000,000 if IDF's five year Convertible Notes convertible into IDF Series A and C Preferred Stock at $1.25 per share. During the quarter ending January 31, 1998 all of the outstanding notes and $100,000 of accrued interest thereon were converted into 1,400,000 shares of IDF Series A Preferred Stock and 1,080,000 shares of IDF Convertible Series C Preferred stock. Mr. Rubin, Chairman and Chief Executive of the Company and Chairman of IDF, converted an $800,000 loan previously made to IDF into 400,000 shares of Preferred Series B stock.

     The Series A, B and C Convertible Preferred Stock of IDF have voting rights that are the same as the IDF Common Stock, thus subsequent to the conversion of said Notes, the Company owns 62.2% of the outstanding common stock which represents 48.1% of the voting capital stock as of January 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

     This management's discussion and analysis of financial conditions and results of operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements that involve risks and uncertainties, detailed from time to time in the Company's various Securities and Exchange Commission filings. No assurance can be given that any such matters will be realized.

     The Company's subsidiaries and their respective goods and services offered are described below.

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

     Connectsoft Communications Corp. ("Connectsoft"), a wholly owned subsidiary, is developing its FreeAgent(TM) software designed to integrate e-mail, facsimile, page massaging, content on the World Wide Web (the "Web") and potentially any other network-based digital data found on the Internet, corporate intranets, private branch exchange ("PBX") telephone systems and the public switched telephone network ("PSTN"). With this network-based application, FreeAgent is currently capable of applying advanced media transformation processes and user interface technologies for speech recognition, text-to-speech and natural language understanding so that a person can send or receive a message between any two media, using any two communication devices, whether a telephone on PBX or PSTN systems, a personal computer on Internet or intranet systems or almost any other communication device connected to these systems.

     IDF International, Inc. does business through 2 wholly owned subsidiaries. TechStar Communications Inc. is engaged in providing site acquisition, zoning, architectural and engineering services, as well as consulting services to the wireless telecommunications industry. Hayden Wegman, Inc. provides general engineering services to municipalities and private companies as well as infrastructure design, environmental and construction management and refurbishment services on structures and development projects.

     Exodus Technologies, Inc. ("Exodus"), an 80.4% owned subsidiary of the Company, had developed a proprietary application server software, marketed as NTERPRISE(TM). In September 1997, Microsoft Corporation announced that it would incorporate its own multi-user software in future versions of Windows NT(TM), and that only its Windows T share client/server protocol and Citrix Systems, Inc. ICA application remoting software protocol would be supported in the initial releases of Windows NT 4.0 and 5.0 "Hydra" multi-user operating system products. The Company significantly reduced its Exodus operations and explored whether the Exodus protocols could be redesigned to support client computers that are alternatives to WindowsNT, such as Unix(TM) workstations, X-terminals and Java(TM) enabled computers. The Company has determined that such redesign is not economically feasible.

     Exodus has also leveraged its remoting technology to develop certain sophisticated remote server capability and remote monitoring products which management believes could be marketed to corporations with large computerized back offices. However, due to the additional significant investment to fund final development and a successful marketing campaign, the Company is currently pursuing a joint venture partner or a purchaser for the assets and potential business of Exodus.

     InterGlobe Networks, Inc., a wholly owned subsidiary, provides engineering, design and consulting services for users and providers of telecommunications facilities on the Internet and other media.

     The potential purchaser of Interglobe, Brigadoon.com, Inc., has been unable to obtain financing for the acquisition of Interglobe on terms acceptable to the Company. As a result, the sale agreement has been cancelled. The Company is continuing to seek a buyer for the Interglobe assets and business and is in active discussions with a qualified purchaser. It is anticipated that the sales price will approximate the book value.



                              RESULTS OF OPERATIONS

THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 1998 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 1997


     Western's revenues for the three month period ended January 31, 1998 increased $4,670,000 or approximately 13% over the three month period ended January 31, 1997, due to the contribution of the stores acquired or opened by Western in the last year. Same store revenues decreased $1,045,000 or 3% for the three month period ended January 31, 1998, as compared to the prior year period. The decrease in same store revenues resulted from decreases in the Washington and Oregon stores due mainly to a slight slowdown in construction activity in those states. Sales were up from the prior year's second quarter in all departments.

     Western's revenues for the six month period ended January 31, 1998 increased $10,415,000 or approximately 16% over the six month period ended January 31, 1997. The increase was due primarily to the contribution of the stores acquired or opened by Western in the last year, accounting for $9,714,000 (93%) of the increase in sales. Same store revenues increased $701,000 or 1% for the six month period ended January 31, 1998, as compared to the six month period ended January 31, 1997. For the six month period ended January 31, 1998, sales in all departments were up from the same period in the prior year.

     IDF, Hayden Wegman, TechStar, Connectsoft, InterGlobe and Exodus (the "Technology Group") reported revenue of $3,909,000 for the three months ended January 31, 1998 versus $1,266,000 during the three months ended January 31, 1997 which included $428,000 of revenue from the December 1996 acquisition of Tech Star. The increase is primarily due to growth at TechStar and because Hayden Wegman and IDF were not included in prior year results.

     The Technology Group reported revenue of $9,771,000 for the six months ended January 31, 1998 versus $1,932,000 during the six months ended January 31, 1997. The increase is primarily due to growth at TechStar and the inclusion of Hayden Wegman, for which no comparable revenues exist from the prior year.

     Western's gross profit margin of 12.6% for the three month period ended January 31, 1998 was up from the prior year comparative period margin of 10.3%. The increase in gross profit margins was the result of a slight increase in higher margin rental, parts, and service revenues as a percentage of sales and also the effect of buying inventory at lower costs due to cash payment and marketing incentives taken. For the six month period ended January 31, 1998, Western's gross margin was 12.2%, up from the 11.1% gross margin for the six month period ended January 31, 1997 for essentially the same reasons.

     Selling, general and administrative expenses totaled $5,987,000 (13.7% of sales) and $12,336,000 (14.2% of sales) for the three months and six months ended January 31, 1998 compared to $5,173,000 (14.2% of sales) and $9,220,000 (13.5% of sales) for the three months and six months ended January 31, 1997. The increases in selling, general and administrative expenses of $814,000 and $3,116,000 for the three and six months ended January 31, 1998 are attributable to an increase at Western of $736,000 and $1,204,000 incurred to support the acquisition and opening of new outlets and their related revenues. For the three months ended January 31, 1998 the $255,000 balance of the increase is attributable to an increase of $1,106,000 for IDF, Hayden Wegman and TechStar, for which no significant comparable expense exists for the three months ended January 31, 1997. These increases are offset by decreases of $1,361,000 related primarily to lower activity levels at Exodus, InterGlobe and Old Connectsoft. The $1,912,000 balance of the increase for the six months ended January 31, 1998 is attributable to an increase of $2,680,000 for IDF, Hayden Wegman and TechStar, for which no
comparable expense exists in the six months ended January 31, 1997.   This is
offset by decreases of $768,000 primarily due to reductions in activity levels at Exodus, InterGlobe and Old Connectsoft.

     Research and development expense for the three months and six months ended January 31, 1998 amounted to $849,000 and $1,593,000, an increase of $227,000 and $26,000, respectively. The increase for the three months ended January 31, 1998 is attributable to increases in the development activities related to its FreeAgent software product at the Connectsoft subsidiary offset by the reduction of development efforts at Exodus.

     Net interest expense for the three months and six months ended January 31, 1998 of $1,440,000 and $2,420,000 was up significantly from the $982,000 and $1,575,000 in the prior year comparative periods. This increase is a result of a build up in inventory levels to support Western's higher equipment sales level including a significant investment in equipment dedicated to the rental fleet. In addition, interest expense for IDF, Hayden Wegman and Tech Star of $345,000 and $543,000 for the three and six months ended January 31, 1998 had no comparable expense in the prior year periods. Also, interest income decreased from lowered cash reserves.

     The Company has recorded a valuation allowance against the deferred tax benefit for net operating losses generated by the Technology Group, since in management's opinion the net operating losses do not meet the more likely than not criteria for future realization. The tax provisions recognized for the quarter and six months ended January 31, 1998 are based upon profits generated by the Company's Western, IDF, Hayden Wegman and TechStar subsidiaries which are not consolidated in the Company's federal tax return.

Liquidity and Capital Resources


     Western's primary source of liquidity has been its profitable operations since its inception in November 1992. As more fully described below, the Company's primary sources of external liquidity were contributions to the Company by its parent, American United Global, Inc. ("AUGI"), and equipment inventory floor plan financing arrangements provided to the Company by the manufacturers of the products the Company sells, Seattle-First National Bank ("Seafirst Bank") and Deutsche Financial Services.

     Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. As of January 31, 1998, approximately $16,723,000 was outstanding under these manufacturer provided floor plan arrangements.



     In order to take advantage of the three percent cash discount offered by Case, to provide financing beyond the term of applicable manufacturer provided floor plan financing or as alternatives to manufacturer provided floor plan financing arrangements, the Company has entered into a separate secured floor planning line of credit with Seafirst Bank. The Seafirst line of credit was entered into in June 1994 and renewed on September 1, 1997. This is a $22,000,000 line of credit which can be used to finance new and used equipment or equipment to be held for rental purposes. On January 31, 1998, approximately $8,409,000 was outstanding under such line of credit, the principal of which bears interest at approximately .50 percent below the bank's prime rate and is subject to annual review and renewal on July 1, 1998.

     In June 1997, Western obtained a $75 million inventory flooring and operating line on credit through Deutsche Financial Services (DFS). The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Amounts are advanced against Western's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. Western expects to use this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. As of January 31, 1998, approximately $49,396,000 was outstanding under this facility at an interest rate of 8.0%.

     Amounts owing under these floor plan financing agreements are secured by inventory purchases financed by these lenders, as well as all proceeds from their sale or rental, including accounts receivable thereto.

     Effective August 1, 1997 the Company merged TechStar into IDF, pursuant to an agreement and plan of merger among the Company, IDF and an acquisition subsidiary of IDF (the "IDF Merger Agreement"). Upon Consummation of the transaction, the Company received 6,171,553 shares of IDF common stock, representing approximately 63% of the outstanding shares and approximately 58% of the fully diluted outstanding IDF common stock, as a result of which, the Company was deemed to have acquired IDF.

     During the six months ended January 31, 1998, IDF sold, through GV Capital Inc., a total of $3,000,000 of IDF's five year Convertible Notes convertible into IDF Series A and C Preferred Stock at $1.25 per share. During the quarter ending January 31, 1998 all of the outstanding notes were converted into 1,400,000 shares of IDF Series A Preferred Stock and 1,080,000 shares of IDF Convertible Series C Preferred stock.

     Mr. Rubin, Chairman and CEO of the Company and Chairman of IDF, converted an $800,000 loan previously made to IDF into 400,000 shares of Preferred Series B stock.

     During the six months ended January 31, 1998, cash and cash equivalents and marketable debt securities decreased by $8,461,000 primarily due to the repayments of debt by the Company to North Fork Bank. Cash flow from operations was negative $15,662,000 largely due to decreases in accounts payable and accrued liabilities, as well as increases in accounts receivable.

     The Company's cash and cash equivalents and marketable debt securities of $9,834,000 as of January 31, 1998, as well as available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months.



ITEM 1.  LEGAL PROCEEDINGS

     A former employee of the Hayden Wegman subsidiary commenced an action that is pending before the Supreme court of the State of New York in which he is seeking compensatory damages of $1,000,000 and punitive damages of $1,000,000 for allowing a long term disability policy to lapse thereby depriving him of disability benefits which he would otherwise have been eligible to receive and which, he claims, he was contractually entitled to receive. Hayden Wegman has filed an answer denying the claim and intends to vigorously defend it.


ITEM 5.  OTHER INFORMATION

     On February 4, 1998, the Company was notified by the NASDAQ Listing Qualifications Panel that its Common Stock and publicly traded Warrants had been delisted from the NASDAQ National Market Exchange. Both securities are presently trading on the NASD Bulletin Board.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

               None

     (B)  REPORTS ON FORM 8-K


               None

                                        SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMERICAN UNITED GLOBAL, INC.


March 23, 1998
      --



          By:  /s/ Robert M. Rubin
               -------------------------
               Robert M. Rubin
               Chief Executive Officer




          By:  /s/ David M. Barnes
               -------------------------
               David M. Barnes
               Chief Financial Officer