Form 10-Q
period 1998-04-30
AMERICAN UNITED GLOBAL INC
filed 1998-06-19
CIK 859792

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended April 30, 1998
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


                       YES / X /           NO /  /


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


          Title of Class                                Number of Shares
           Common Stock                                    Outstanding
     (par value $.01 per share)                             11,602,005


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          AMERICAN UNITED GLOBAL, INC.


                                      INDEX


                                                                         Page
                                                                         Number
                                                                         ------
PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements
  Consolidated Balance Sheets
   April 30, 1998 (unaudited) and July 31, 1997 .......................   1-2
  Consolidated Statements of Operations
   Three months Ended April 30, 1998
   and April 30, 1997 (unaudited) .....................................    3
  Consolidated Statements of Operations
   Nine Months Ended April 30, 1998
   and April 30, 1997 (unaudited) .....................................    4
  Consolidated Statement of Shareholders'
   Equity (unaudited) .................................................    5
  Consolidated Statements of Cash Flows
   Nine Months Ended April 30, 1998
   and April 30, 1997 (unaudited) .....................................    6
   Notes to the Consolidated Financial
   Statements (unaudited) .............................................   7-11
 Items 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations .......................  12-15

PART II. OTHER INFORMATION
 Item 1. Legal Proceedings ............................................   16
 Item 2. Changes in Securities ........................................   N/A
 Item 3. Defaults Upon Senior Securities ..............................   N/A
 Item 4. Submission of Matters to a Vote of Security
  Holders .............................................................  16-18
 Item 5. Other Information ............................................   18
 Item 6. Exhibits and Reports on Form 8-K .............................   18


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                       APRIL 30,       JULY 31,
                                                         1998            1997
                                                       ---------       --------
                                                      (unaudited)
                               ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .......................   $  2,007,000   $ 12,284,000
  Investment in marketable debt securities .......      4,083,000     10,018,000
  Trade accounts receivable, less allowance for
   doubtful accounts of $ 931,000 and
   $807,000, respectively ........................     16,706,000     12,473,000
  Notes receivable from shareholder ..............      1,200,000      1,238,000
  Inventories ....................................     95,952,000     83,370,000
  Prepaid expenses and other receivables .........        379,000        357,000
  Deferred tax asset .............................        936,000        936,000
  Income tax refund receivable ...................      2,266,000           --
  Notes receivable ...............................           --        3,503,000
                                                     ------------   ------------
   TOTAL CURRENT ASSETS ..........................    123,529,000    124,179,000

  Property and equipment, net ....................      9,327,000      9,530,000
  Intangibles and other assets, net of accumulated
   amortization of $1,203,000 and $1,460,000,
   respectively ..................................      3,280,000      8,582,000
  Investment in IDF ..............................      5,810,000
  Due from IDF ...................................        178,000
  Deferred tax asset .............................           --        2,432,000
                                                     ------------   ------------
   TOTAL ASSETS ..................................   $142,124,000   $144,723,000
                                                     ------------   ------------
                                                     ------------   ------------


          See accompanying notes to consolidated financial statements.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                                                                                APRIL 30,         JULY 31,
                                                                                  1998              1997
                                                                              -------------    -------------
                                                                               (unaudited)

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Borrowings under floor financing lines ...................................   $  12,484,000    $  55,490,000
 Short-term borrowings ....................................................      74,769,000       11,751,000
 Current portion of capital lease obligations .............................         573,000          412,000
 Accounts payable .........................................................      12,041,000       20,150,000
 Accrued liabilities ......................................................       8,373,000       12,583,000
 Income taxes payable .....................................................         402,000        1,924,000
 Deferred revenue .........................................................            --            950,000
                                                                              -------------    -------------

  TOTAL CURRENT LIABILITIES ...............................................     108,642,000      103,260,000

Long-term borrowings ......................................................       1,171,000        3,456,000
Deferred taxes ............................................................         364,000             --
Capital lease obligations, net of current portion .........................       4,486,000        4,026,000
                                                                              -------------    -------------

  TOTAL LIABILITIES .......................................................     114,663,000      110,742,000

Minority interest .........................................................       9,225,000        9,880,000
                                                                              -------------    -------------

Commitments and contingencies

Shareholders' equity:
 Preferred stock, 12.5% cumulative, $1.00 per share liquidation value, $.01 par value; 1,200,000 shares authorized; none issued and
  outstanding .............................................................            --
 Series B-1 convertible preferred stock,
  convertible to common, $3.50 per share
  liquidation value, $.01 par value; 1,000,000
  shares authorized; 739,143 and 976,539
  shares issued and outstanding, respectively .............................           7,000           10,000
 Series B-2 convertible preferred stock; 7%
  convertible preferred stock, convertible into common, $25 per share liquidation value, 500,000 shares authorized, 0 and 120,000
  shares issued and outstanding, respectively .............................            --              1,000
 Common stock, $.01 par value; 40,000,000 shares
  authorized; 11,602,005 and 10,427,208 shares
  issued and outstanding, respectively ....................................         116,000          104,000
 Common stock, Class B non-voting, 25,000,000 shares
  authorized; none issued and outstanding
 Additional contributed capital ...........................................      49,954,000       48,782,000
 Deferred compensation ....................................................         (36,000)        (196,000)
 Retained (deficit) .......................................................     (31,805,000)     (24,600,000)
                                                                              -------------    -------------

  TOTAL SHAREHOLDERS' EQUITY ..............................................      18,236,000       24,101,000
                                                                              -------------    -------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................   $ 142,124,000    $ 144,723,000
                                                                              -------------    -------------
                                                                              -------------    -------------


          See accompanying notes to consolidated financial statements.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                  THREE MONTHS ENDED
                                                                                       APRIL 30,
                                                                              -----------------------------
                                                                                  1998            1997
                                                                              -------------   -------------
Net sales .................................................................   $ 40,947,000    $ 42,989,000
Cost of goods sold ........................................................     36,557,000      37,941,000
                                                                              -------------   -------------

GROSS PROFIT ..............................................................      4,390,000       5,048,000

Selling, general and administrative expenses ..............................      3,743,000       4,366,000
                                                                              -------------   -------------

OPERATING INCOME ..........................................................        647,000         682,000

Interest expense, net .....................................................      1,186,000         610,000
                                                                              -------------   -------------

(Loss) earnings from continuing operations before
 income taxes and minority interest .......................................       (539,000)         72,000

(Benefit) provision for income taxes ......................................     (1,256,000)        313,000
Earnings in unconsolidated subsidiary .....................................        (36,000)
Minority interest in net earnings of consolidated subsidiary ..............         39,000         199,000
                                                                              -------------   -------------

Net income (loss) from continuing operations ..............................        714,000        (440,000)

Discontinued operations:
 Loss from operations .....................................................     (3,238,000)     (3,107,000)

 Provision for operating loss during the phase out period .................     (2,110,000)          -
                                                                              -------------   -------------

Net loss ..................................................................     (4,634,000)     (3,547,000)
Dividends on preferred stock ..............................................          -           1,655,000
                                                                              -------------   -------------

Net loss available for common shareholders ................................   $ (4,634,000)   $ (5,202,000)
                                                                              -------------   -------------
                                                                              -------------   -------------
Basic earnings per share:

Net income (loss) from continuing operations ..............................   $        .06    $      (0.27)
Discontinued operations ...................................................           (.46)          (0.39)
                                                                              -------------   -------------

Net loss .................................................................    $       (.40)   $      (0.66)
                                                                              -------------   -------------
                                                                              -------------   -------------

Weighted average number of shares .........................................     11,571,000       7,919,000
                                                                              -------------   -------------
                                                                              -------------   -------------


          See accompanying notes to consolidated financial statements.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                    NINE MONTHS ENDED
                                                                                         APRIL 30,
                                                                              -------------------------------

                                                                                  1998              1997
                                                                              --------------   --------------
Net sales .................................................................   $ 117,563,000    $ 109,619,000
Cost of goods sold ........................................................     103,849,000       97,007,000
                                                                              --------------   --------------

GROSS PROFIT ..............................................................      13,714,000       12,612,000

Selling, general and administrative expenses ..............................      10,600,000        9,858,000
                                                                              --------------   --------------

OPERATING INCOME ..........................................................       3,114,000        2,754,000

Interest expense, net .....................................................       2,665,000        1,791,000
Gain on partial sale of subsidiary ........................................        (220,000)
                                                                              --------------   --------------

Income from continuing operations before
 income taxes and minority interest .......................................         669,000          963,000

(Benefit) provision for income taxes ......................................        (591,000)         848,000
Earnings in unconsolidated subsidiary .....................................         (92,000)
Minority interest in net earnings of consolidated
   subsidiary .............................................................         529,000          569,000
                                                                              --------------   --------------

Net income (loss) from continuing operations ..............................         823,000         (454,000)

Discontinued operations, net of taxes:
 Loss from operations through April 30,
  (net of tax benefit of $0 and $2,017,000) ...............................      (5,894,000)      (6,527,000)
 Provision for operating loss during the
  phase out period net of tax of $0 .......................................      (2,110,000)            -
                                                                              --------------   --------------

Net loss ..................................................................      (7,181,000)      (6,981,000)
Dividends on preferred stock ..............................................          24,000        2,289,000
                                                                              --------------   --------------
Net loss available for common shareholders ................................   $  (7,205,000)   $  (9,270,000)
                                                                              --------------   --------------
                                                                              --------------   --------------
Basic earnings per share:

Net income (loss) from continuing operations ..............................   $         .07    $       (0.37)
Discontinued operations ...................................................            (.71)           (0.88)
                                                                              --------------   --------------

Net loss .................................................................    $        (.64)   $       (1.25)
                                                                              --------------   --------------
                                                                              --------------   --------------

Weighted average number of shares .........................................      11,210,000        7,416,000
                                                                              --------------   --------------
                                                                              --------------   --------------

          See accompanying notes to consolidated financial statements.

                                       4


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)


                                                     PREFERRED STOCK              COMMON STOCK
                                                  --------------------      -----------------------
                                                  NUMBER OF                 NUMBER OF
                                                   SHARES       AMOUNT        SHARES        AMOUNT
                                                  ---------    -------      ---------       -------
Balance at July 31, 1997 ....................    1,097,000    $   11,000    10,427,000   $  104,000
Net loss
Dividend on preferred stock
Amortization of deferred compensation
Exercise of stock options and warrants ......                                  102,000        1,000
Issuance of common shares ...................                                  250,000        3,000
Conversion of preferred stock to common stock     (358,000)       (4,000)      823,000        8,000
                                                ----------    ----------    ----------   ----------
Balance at April 30, 1998 ...................      739,000    $    7,000    11,602,000   $  116,000
                                                ----------    ----------    ----------   ----------
                                                ----------    ----------    ----------   ----------



                                                 ADDITIONAL                                       TOTAL
                                                 CONTRIBUTED       DEFERRED       RETAINED     SHAREHOLDERS'
                                                   CAPITAL       COMPENSATION     (DEFICIT)       EQUITY
                                                ------------   --------------   ------------   -------------
Balance at July 31, 1997 ....................   $ 48,782,000   $    (196,000)   $(24,600,000)   $  24,101,000
Net loss ....................................                                     (7,181,000)      (7,181,000)
Dividend on preferred stock .................        141,000                         (24,000)         117,000
Amortization of deferred compensation .......                        160,000                          160,000
Exercise of stock options ...................        562,000                                          563,000
Issuance of common shares ...................        473,000                                          476,000
Conversion of preferred stock to common stock         (4,000)
                                                ------------   --------------   ------------   -------------
Balance at April 30, 1998 ...................   $ 49,954,000    $    (36,000)   $(31,805,000)   $  18,236,000
                                                ------------   --------------   ------------   -------------
                                                ------------   --------------   ------------   -------------


          See accompanying notes to consolidated financial statements.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         NINE MONTHS ENDED
                                                              APRIL 30,
                                                   -----------------------------
                                                        1998            1997
                                                   ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss ......................................   $ (7,181,000)   $ (6,981,000)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation and amortization ................      1,382,000       2,775,000
  Amortization of deferred compensation ........        160,000         169,000
  Income applicable to minority interest .......        529,000         569,000
  Impairment of intangible asset ...............      1,474,000         930,000
  Gain on partial sale of subsidiary ...........       (220,000)
  Stock options issued .........................                        271,000
  Changes in assets and liabilities, net of
   effects of acquisitions:
   Accounts receivable .........................     (3,582,000)     (6,229,000)
   Inventories .................................     (6,289,000)     (7,383,000)
   Prepaid expenses and other receivables ......        (21,000)     (1,035,000)
   Notes receivable ............................      3,503,000        (229,000)
   Income taxes receivable .....................     (2,266,000)
   Accounts payable ............................     (8,108,000)      7,786,000
   Other accrued liabilities ...................     (2,519,000)      1,357,000
   Income taxes payable ........................     (3,590,000)     (2,564,000)
   Deferred revenue ............................       (950,000)
   Intangibles and other assets ................        (10,000)       (934,000)
                                                   -------------   -------------
NET CASH USED BY OPERATING ACTIVITIES ..........    (27,688,000)    (11,498,000)
                                                   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment ............        (50,000)     (1,827,000)
 Acquisition of businesses, net of cash acquired           --        (1,171,000)
 Net sales (purchases) of marketable securities       5,935,000        (369,000)
                                                   -------------   -------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES      5,885,000      (3,367,000)
                                                   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on capital lease ...........        (87,000)        494,000
 Inventory floor plan financing ................    (47,572,000)     (3,147,000)
 Long and short-term borrowings ................     59,318,000       7,043,000
 Note receivable from shareholder ..............         38,000        (362,000)
 Issuance of common stock ......................        476,000            --
 Net proceeds from private placement ...........                      9,000,000
 Subsidiary purchase of treasury stock .........     (1,210,000)
 Exercise of stock options and warrants ........        563,000         424,000
                                                   -------------   -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ......     11,526,000      13,452,000
                                                   -------------   -------------
Net decrease in cash and cash equivalents ......    (10,277,000)     (1,413,000)
Cash and cash equivalents, beginning ...........     12,284,000      17,086,000
                                                   -------------   -------------
Cash and cash equivalents, ending ..............   $  2,007,000    $ 15,673,000
                                                   -------------   -------------
                                                   -------------   -------------


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

    Effective August 1, 1997, Western changed its estimate of depreciation for its rental equipment inventory from 80% of billings to 70% of billings. This change in accounting estimate resulted in an increase in rental equipment inventory and a decrease in cost of goods sold of approximately $314,000 and $944,000 for the quarter and Nine Months ended April 30, 1998, respectively.

    The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share of the equity of Western Power and Equipment Corp. ("Western") which was 39.4% at April 30, 1998.

    As a result of the additional issuance of IDF International, Inc. (IDF) voting shares, the Company's ownership percentage of IDF has decreased to less than 50%. Accordingly, effective August 1, 1997 the financial statements of IDF are no longer consolidated in the accompanying balance sheets and statements of operations and cash flows. The results of IDF are being accounted for using the equity method.


NOTE 2 - STATEMENT OF CASH FLOWS

    Supplemental disclosure of cash paid during the periods:


                                                                   NINE MONTHS ENDED
                                                                       APRIL 30,
                                                             ----------------------------
                                                                 1998            1997
                                                             -------------   ------------
    Interest..............................................   $  3,633,000    $ 3,104,000

    Income taxes..........................................   $  1,158,000    $   852,000


    Supplemental disclosure of non-cash investing and financing activities:

1. A capital lease obligation of $880,000 was incurred during the Nine Months ended April 30, 1998 when the Company entered into leases for computer equipment and software.

                          AMERICAN UNITED GLOBAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. As described in Note 4, on April 30, 1998 Western purchased certain assets of Yukon.

NOTE 3 - INVENTORIES

    Inventories consist of the following:


                                                                  APRIL 30,     JULY 31,
                                                                    1998          1997
                                                              -------------   ------------
    Parts.................................................    $   9,486,000   $  8,159,000
    Equipment, new and used...............................       86,466,000     75,211,000
                                                              -------------   ------------
                                                              $  95,952,000   $ 83,370,000
                                                              -------------   ------------
                                                              -------------   ------------



NOTE 4 - ACQUISITIONS

On April 30, 1998 Western acquired substantially all of the operating assets of Yukon Equipment, Inc. (Yukon) in connection with Yukon's business of servicing and distributing construction, industrial, and agricultural equipment in Alaska. Yukon has facilities in Anchorage, Fairbanks, and Juneau, Alaska. At closing, Western assumed Yukon's existing lease obligations on the Fairbanks and Juneau facilities. The real property and improvements used in connection with Yukon's Anchorage operation and upon which the Anchorage operation is located (Yukon Anchorage Property), is being leased on a month-to-month basis pending Yukon's sale of the Yukon Anchorage Property to Western at fair market value subject to acceptable appraisals and an acceptable environmental report.

The purchase price was an aggregate of $7,710,000 consisting of approximately $5,680,000 for equipment inventory, $613,000 for parts inventory, $399,000 for fixed assets, $651,000 for accounts receivable, and $367,000 for other assets.

The majority of the purchase price was floor plan and open account financing assumed or debt incurred by Western. Yukon also received 50,000 shares of Western's common stock in partial payment of the purchase price.

NOTE 5 - CONTINGENCIES

    In May, 1998, a lawsuit was filed on behalf of the Company in a purported shareholder derivative action against certain directors of the Company. The lawsuit alleges that the defendant directors breached their fiduciary responsibilities of due care and loyalty to the Company and its stockholders in connection with a letter of credit guarantee by the Company for ERD Waste Corp., the sale of certain businesses of the Company to Hutchinson Corporation, and the delisting of the Company's common stock and publicly traded warrants from the Nasdaq Stock Market. The complaint did not specify the amount of damages sought.

                          AMERICAN UNITED GLOBAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Except for ordinary, routine proceedings incidental to its businesses, there are no other material pending legal proceedings, to which the Company or any of its property is subject. In the opinion of management, the outcome of these legal proceedings will not have a material effect on the financial condition results of operations or cash flows of the Company and its subsidiaries.


NOTE 6 - INTANGIBLE ASSETS

    Intangible and other assets consist of the following:


                                                     April 30,     July 31,
                                                       1998          1997
                                                  ------------   -----------
Goodwill .......................................  $  2,875,000   $8,104,000
Non-compete agreement ..........................        67,000      175,000
Other assets ...................................       338,000      303,000
                                                  ------------   -----------
                                                  $  3,280,000   $8,582,000
                                                  ------------   -----------
                                                  ------------   -----------



    Goodwill is being amortized over lives ranging from 20 to 40 years, and the non-compete agreement is being amortized over 2 years.


NOTE 7 -BORROWINGS

    In December, 1997 the Company increased its advised line of credit from $2,000,000 to $3,400,000 and pledged the proceeds from the Hutchinson Notes Receivable as collateral. In January 1998, the proceeds of said Note receivable were received and used to settle the outstanding balance of the advised line of credit in full.

NOTE 8 - SERIES B-1 CONVERTIBLE PREFERRED STOCK

    A total of 237,398 shares of the Series B-1 Convertible Preferred Stock issued in September 1996 were converted to common shares during the Nine Months ended April 30, 1998 at the applicable ratio of one for one leaving 739,143 shares outstanding at April 30, 1998.


Note 9 - PROPOSED TRANSACTION WITH CONESE ENTERPRISES, LTD.


    On June 2, 1998 the Company agreed to an extension of the due diligence period from May 31, 1998 to June 28, 1998. In addition, the Board of Directors is reviewing a request from Conese Enterprises to extend the outside closing date of June 30, 1998 to September 30, 1998.

NOTE 10 - DISCONTINUED OPERATIONS

    During the Quarter ended April 30, 1998, the Company approved a formal plan to dispose of or close down the remaining operations of the Technology Group of Companies including Exodus Technologies, Connectsoft, Inc., Connectsoft Communications Corp. and InterGlobe Networks, Inc. Although the results of these

                          AMERICAN UNITED GLOBAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


subsidiaries have previously been included in the consolidated financial statements, the subsidiaries were operated as a separate line of business whose products, activities and customers differed from other operations of the Company. Based upon this determination, the results of operations of these subsidiaries have been accounted for as discontinued operations and accordingly, their operating results are segregated in the accompanying statements of operations.

    It is anticipated by management that the above mentioned Companies will either cease doing business or be sold by July 15, 1998. Costs totaling $2,110,000 associated with the discontinued operations representing the estimated operating losses and closure costs from the April 30, 1998 measurement date until the time of the disposition or closure have been included in Accrued liabilities in the accompanying consolidated balance sheet.


Proposed sale of the assets of Connectsoft Communications Corporation

    On April 16, 1998, the Company and its Connectsoft subsidiary executed a letter of intent with Executive Telecard, Inc. (EXTL), an unaffiliated corporation whose common stock trades on the NASD OTC Bulletin Board. Under the terms of the letter of intent, the Company will sell to an acquisition subsidiary of EXTL, substantially all of the assets and technology of Connectsoft Communications Corporation (CCC), including all rights to its FreeAgent system, and the Connectsoft Inc.'s (CSI) Network Operating Center
(NOC) assets. The sole consideration for such sale shall be the buyer's assumption of up to $4.5 million of direct and contingent obligations of CCC, CSI and the Company, consisting of certain notes and accounts payable to creditors of CSI and CCC and EXTL's agreement to indemnify and hold harmless Connectsoft and the Company in respect of such obligations. Closing of the sale is subject to certain conditions, including (a) completion of EXTL's due diligence investigation, (b) negotiation of a mutually acceptable definitive purchase and sale agreement, (c) the Company's ability to obtain a minimum six month extension of the April 30, 1999 maturity date of a $1.7 million note payable to United Parcel Service, Inc., (d) EXTL's obtaining of not less than $1.0 million of working capital financing on terms reasonably acceptable to EXTL, and (e) certain third party consents. Should EXTL fail, for any reason, to timely pay or discharge such assumed obligations, the Company will be contingently liable to make such payments unless it is able to obtain releases from its creditors prior thereto. Management believes the transaction will close before July 15, 1998.

    Simultaneous with its execution of the letter of intent, Connectsoft and the Company entered into a sixty-day management agreement with EXTL, effective as of April 15, 1998, pursuant to which EXTL agreed to assume responsibility for the on-going management of the Connectsoft business. Each of the Company and EXTL have agreed to bear 50% of the monthly operating costs and expenses associated with the Connectsoft business for the two months ending May 31, 1998 (estimated at an aggregate of approximately $600,000). In the event that, for any reason, the sale of the Connectsoft assets shall not occur by reason of a breach by the Company or Connectsoft of their respective representations and warranties or their failure to perform their respective covenants and agreements contained in the proposed purchase agreement, the Company will be obligated to reimburse EXTL for its share of the monthly operating costs incurred under the management agreement. Conversely, if the sale of the Connectsoft assets fails to close for any other reason, no such

                          AMERICAN UNITED GLOBAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


reimbursement will be required to be paid to EXTL. On June 15, 1998 the Company and EXTL agreed to extend the funding arrangements under the management agreement to July 15, 1998. EXTL has agreed to reimburse AUGI for its $150,000 share of the funding for the extended time period subsequent to the closing of the transaction.




NOTE 11 - EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128,("FAS 128"), "Earnings Per Share" has been adopted by the Company for the Quarter AND Nine Months ended April 30, 1998. Applying the provisions of the statement had no effect on the Company's earnings per share computation as including common stock equivalents would be antidilutive.


NOTE 12 - INCOME TAXES

The net income tax credit of $1,256,000 and $591,000 for the three and nine months ended April 30, 1998, respectively includes a benefit for income taxes of $1,423,000. This benefit represents a reduction of previous potential income tax liabilities recorded in fiscal 1996 to the appropriate amount as of April 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

    This management's discussion and analysis of financial conditions and results of operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements that involve risks and uncertainties as detailed from time to time in the Company's various Securities and Exchange Commission filings. No assurance can be given that any such matters will be realized.

    As discussed in Note 10 to the Consolidated financial statements, the Company discontinued the operations of the Technology Group.

    As a result of the additional issuance of IDF International, Inc. (IDF) voting shares, the Company's ownership percentage of IDF has decreased to less than 50%. Accordingly, effective August 1, 1997 the financial statements of IDF are no longer consolidated in the accompanying balance sheets and statements of operations and cash flows. See Note 1 to the Consolidated Financial Statements.

    The Company's remaining operations consist of its majority owned subsidiary, Western Power & Equipment, Inc.(WPEC). WPEC provides light, medium and heavy construction equipment through a chain of 28 dealerships located primarily in the Western part of the United States. The primary manufacturer of equipment sold is Case Equipment, Inc. Western intends to open and acquire additional distribution outlets for Case products, and for products manufactured by other companies.

Results Of Operations

The Three Months and Nine Months Ended April 30, 1998 Compared to the Three Months and Nine Months Ended April 30, 1997

    Western's revenues for the three month period ended April 30, 1998 decreased $1,096,000 or approximately 3.0% over the three month period ended April 30, 1997 due in part to inclement weather in the Northwest. Same store revenues decreased 4% for the three-month period ended April 30, 1998, as compared to the prior year period. The decrease in same store revenues resulted from decreases in the Washington and Oregon stores due mainly to higher than normal precipitation levels. Sales were up from the prior year's third quarter in all departments except machinery sales. Machinery sales were down 5%. The balance of the decrease in sales is due to TechStar sales of $946,000 included in the three month period ended April 30, 1997 for which no current period comparable amount is included due to the Company's ownership of IDF decreasing to less than 50%.

    Western's revenues for the nine-month period ended April 30, 1998 increased $9,319,000 to $117,563,000 or approximately 9% over the nine-month period ended April 30, 1997. The increase was due solely to the contribution of the stores acquired or opened in the last year. Same store revenues decreased 1% for the nine-month period ended April 30, 1998, as compared to the nine-month period ended April 30, 1997. For the nine-month period ended April 30, 1998, sales in all departments were up from the same period in the prior year. This is offset by a decrease of TechStar sales of $1,375,000 for the nine months ended April 30, 1997 for which no comparable current period amount is included.

    Western's gross profit margin of 10.7% for the three-month period ended April 30, 1998 was down slightly from the prior year comparative period margin of 10.9%. The decrease in gross profit margins was primarily the result of increased sales in the governmental sector. Prior year gross profit margin for the Company was 11.7% overall due to the inclusion of TechStar's results for the prior year comparable period. For the nine-month period ended April 30, 1998, Western's gross margin was 11.7% up from the 11.1% gross margin for the nine-month period ended April 30, 1997. Overall gross margin for the Company for the nine-month period ended April 30, 1997 was 11.5% due to the inclusion of TechStar.

    For the three-month period ended April 30, 1998, selling, general, and administrative ("SG&A") expenses, as a percentage of sales, were 9.1%, down from 10.2% for the prior year's quarter due in part to $327,000 of expenses included in the three months ended April 30, 1997 related to TechStar. SG&A expenses for the nine-month period ended April 30, 1998 were 9.0% of sales compared to 9.0% of sales for the prior year nine-month period. The nine months ended April 31, 1997 included $460,000 of expenses related to TechStar, for which no comparable current period amount exists.

    Net interest expense for the three months and nine months ended April 30, 1998 of $1,186,000 and $2,665,000 was up significantly from the $610,000 and $1,791,000 in the prior year comparative periods. This increase is a result of a build up in inventory levels to support Western's higher equipment sales level including a significant investment in equipment dedicated to the rental fleet and the increase in inventory carried by Western. Also, interest income decreased from lowered cash reserves.

    The Company has recorded a valuation allowance against the deferred tax benefit for net operating losses generated by the Technology Group, since in management's opinion the net operating losses do not meet the more likely than not criteria for future realization. The tax provisions of $167,000 and $832,000 recognized for the quarter and nine months ended April 30, 1998 are based upon profits generated by Western, which is not consolidated in the Company's federal tax return. These are offset by a benefit for income taxes in the amount of $1,423,000 for both the quarter and nine months ended April 30, 1998.


Liquidity and Capital Resources


    Western's primary source of liquidity has been its profitable operations since its inception in November 1992. As more fully described below, Western's primary sources of external liquidity were contributions to Western by its parent, American United Global, Inc. ("AUGI"), and equipment inventory floor plan financing arrangements provided to Western by the manufacturers of the products Western sells, Seattle-First National Bank ("Seafirst Bank") and Deutsche Financial Services.

    Under inventory floor planning arrangements the manufacturers of products sold by Western provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. As of April 30, 1998, approximately $12,484,000 was outstanding under these manufacturer provided floor plan arrangements.

    In order to take advantage of cash discounts offered by Case, to provide financing beyond the term of applicable manufacturer provided floor plan financing or as alternatives to manufacturer provided floor plan financing arrangements, Western has entered into a separate secured floor planning line of credit with Seafirst Bank. The Seafirst line of credit was entered into in June 1994 and renewed on September 1, 1997. This is a $22,000,000 line of credit which can be used to finance new and used equipment or equipment to be held for rental purposes. On April 30, 1998, there was no outstanding indebtedness under such line of credit.

    In June 1997, Western obtained a $75 million inventory flooring and operating line on credit through Deutsche Financial Services (DFS). The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Amounts are advanced against Western's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. Western expects to use this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. As of April 30, 1998, approximately $67,491,000 was outstanding under this facility at an interest rate of 8.0%.

    Amounts owing under these floor plan financing agreements are secured by inventory purchases financed by these lenders, as well as all proceeds from their sale or rental, including accounts receivable thereto.

    On April 30, 1998 Western acquired substantially all of the operating assets of Yukon Equipment, Inc. (Yukon) in connection with Yukon's business of servicing and distributing construction, industrial, and agricultural equipment in Alaska. The purchase price was an aggregate of $7,710,000 consisting of approximately $4,566,000 in newly obtained financing and the assumption of approximately $2,786,000 in floor plan and open account obligations. Yukon also received 50,000 shares of Western's common stock in partial payment of the purchase price. The acquisition has been accounted for under the purchase method of accounting.

    During the Nine Months ended April 30, 1998, cash and cash equivalents and marketable debt securities decreased by $16,212,000, primarily due to the repayments of debt by the Company to North Fork Bank and the Western acquisition of Yukon. Cash flow from operations was negative $27,688,000 largely due to decreases in accounts payable, as well as increases in accounts receivable and inventories.

    The Company's cash and cash equivalents and marketable debt securities of $6,090,000 as of April 30, 1998, as well as available credit facilities are considered sufficient to support current or somewhat higher levels of operations for at least the next twelve months.

    The Company is in the process of examining the impact of the year 2000 on its operations and computer applications. It is believed by management that any costs related to year 2000 issues will not be material to the Company.

PART II

ITEM 1 LEGAL PROCEEDINGS


    In May, 1998, a lawsuit was filed on behalf of the Company in a purported shareholder derivative action against certain directors of the Company. The lawsuit alleges that the defendant directors breached their fiduciary responsibilities of due care and loyalty to the Company and its stockholders in connection with a letter of credit guarantee by the Company for ERD Waste Corp., the sale of certain businesses of the Company to Hutchinson Corporation, and the delisting of the Company's common stock and publicly traded warrants from the Nasdaq Stock Market. The complaint did not specify the amount of damages sought.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On February 24, 1998 the Company held its fiscal 1997 annual meeting of Stockholders (the "Annual Meeting"). Messrs. Wesley Charles Fredericks, Jr. and Glenn A. Norem were elected at the meeting. All other director's terms were continued after the meeting.


                           NUMBER OF       NUMBER OF     NUMBER OF VOTES
                           VOTES FOR     VOTES AGAINST      ABSTAINING
                           ---------     -------------   ---------------
Robert M. Rubin            9,237,109           0             766,803
Lawrence Kaplan            9,237,184           0             766,728
C. Dean McLain             9,237,184           0             766,728
David M. Barnes            9,237,109           0             766,803
Howard B. Katz             9,237,109           0             766,803
Wesley C. Fredericks Jr    9,237,184           0             766,728
Glenn A. Norem             9,237,184           0             766,728


Subsequent to April 30, 1998 Messrs. Kaplan, Fredericks and Norem resigned as Directors of the Company.


    Votes were also cast and proposals approved at the annual meeting for the following:

    Ratification of the reappointment of Price Waterhouse LLP as the Company's independent auditors for the fiscal years ending July 31, 1996, 1997 and 1998; and that in connection with this resolution, the duly elected officers of the Company be, and each of them hereby is, authorized and directed to execute and deliver any and all documents, certificates or instruments they deem necessary or appropriate in order to accomplish the foregoing resolution. (9,878,232 votes in favor, 65,426 votes against and 60,254 abstentions.)

    The Company authorized an amendment to the Company's Certificate of Incorporation to increase the authorized capital of the Company by (i) increasing to 40,000,000 shares the Company's authorized voting Common Stock which will continue to be designated as Class A Voting Common Stock; and (ii) creating a new class of Non-Voting Class B Common Stock, of which 25,000,000 shares of Non-Voting Class B Common Stock will be authorized. In connection with the above mentioned resolution, the duly elected officers of the Company be, and each of them hereby is, authorized and directed to execute and deliver any and all documents, certificates or instruments they deem necessary or appropriate in order to accomplish the foregoing resolution. (9,386,527 votes in favor, 1,402,699 votes against and 62,446 abstentions).


Votes were cast for the following proposals for which sufficient votes have not been received to either approve or reject:


    To ratify the issuance of 976,539 shares of the Company's Series B-1 Convertible Preferred Stock issued in connection with the acquisition of all the capital stock of ConnectSoft, Inc., a Washington corporation ("Old ConnectSoft"), effective July 31, 1996 (5,190,694 votes in favor, 288,274 votes against and 80,139 abstentions).

    To ratify the sale of all of the assets of the Company's Manufacturing Business to subsidiaries of Hutchinson Corporation (the "Hutchinson Transaction"), effective January 19, 1996 (5,391,434 votes in favor, 92,226 votes against and 75,446 abstentions).

    To ratify the issuance of 400,000 shares of the Company's Series B-2 Convertible Preferred Stock issued in connection with a $10,000,000 private placement completed in January 1997 (5,142,377 votes in favor, 335,641 votes against and 81,089 abstentions).

    To authorize and ratify the Company's 1996 Employee Stock Option Plan, as amended (the "Stock Option Plan"), which Stock Option Plan contains 2,500,000 shares of Common Stock, $.01 par value (the "Common Stock"), underlying and available for the granting of options under such plan (4,391,306 votes in favor, 1,109,313 votes against and 58,447 abstentions).

    To authorize and ratify an amendment to the Company's Articles of Incorporation to include provisions which permit stockholders to act by not less than unanimous written consent and to authorize and ratify an amendment to the Company's By-Laws that deletes provisions which permit stockholders to act by less than unanimous written consent(3,549,488 votes in favor, 1,941,497 votes against and 68,120 abstentions).


    To authorize and ratify amendments to the Company's Articles of Incorporation and By-Laws to classify the Board of Directors into three classes, as nearly equal in number as possible, each of which, after an interim arrangement, will serve for three years, with one class being elected each year (3,609,988 votes in favor, 1,884,397 votes against and 64,720 abstentions). .

    To authorize and ratify amendments to the Company's Articles of Incorporation and By-Laws which provide that directors may be removed only with cause and the approval of the holders of at least 66.66% of the voting power of each class or series of outstanding stock of the Company entitled to vote generally in the election of directors (3,484,203 votes in favor, 2,011,882 votes against and 63,020 abstentions).


    To authorize and ratify amendments to the Company's Articles of Incorporation and By-Laws that provide that special meetings of stockholders may not be called by stockholders holding less than 66.66% of the voting power of each class or series of outstanding stock entitled to vote on the matter(s) to be considered at the special meeting (3,515,103 votes in favor, 1,977,624 votes against and 66,378 abstentions).


    To authorize and ratify amendments to the Company's Articles of Incorporation and By-Laws that increase the stockholder vote required to alter, amend or repeal the amendments to the Company's Articles of Incorporation and By-Laws identified in Proposals viii, ix, x and xi referred to above and in this Proposal xii, to at least 66.66% of the voting power of each class or series of outstanding stock of the Company entitled to vote thereon (3,509,636 votes in favor, 1,969,449 votes against and 80,020 abstentions).


    To ratify the terms of an Amended and Restated Employment Agreement by and between the Company and Mr. Robert M. Rubin, the President, Chief Executive Officer, Chairman of the Board and a principal stockholder of the Company (3,682,651 votes in favor, 1,732,689 votes against and 143,765 abstentions).



ITEM 5 OTHER INFORMATION

    On February 4, 1998, the Company was notified by the NASDAQ Listings Qualification Panel that its Common Stock and Publicly traded warrants had been delisted from the NASDAQ National Market Exchange. Both securities are presently trading on the NASD Bulletin Board.



ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

        None

    (B) REPORTS ON FORM 8-K

    Form 8K filed on April 23, 1998 reporting on the proposed investment transaction with Conese Enterprises, Ltd.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMERICAN UNITED GLOBAL, INC.


June 19, 1998




              By:
                 ----------------------
                 Robert M. Rubin
                 Chief Executive Officer


              By:
                 ----------------------
                 David M. Barnes
                 Chief Financial Officer