Form 10-K
period 1998-07-31
AMERICAN UNITED GLOBAL INC
filed 1998-11-13
CIK 859792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 1998

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number 0-19404

                          AMERICAN UNITED GLOBAL, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                       95-4359228
--------                                                       ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification No.)

11130 NE 33rd Place, Suite 250
Bellevue, Washington                                                98004
--------------------                                                -----
(Address of principal executive offices)                       (Zip Code)


       (425) 803-5400 (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12 (b) of the Exchange Act

Title of each class                        Name of exchange on which registered
-------------------                        -------------------------------------
None                                                    None

          Securities registered pursuant to Section 12 (g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Transitional Small Business Disclosure Format Yes |_| No |X|

         Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the voting stock held by non-affiliates of the issuer as of November 9, 1998 was $453,296.

         ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE
                                      YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|


         APPLICABLE ONLY TO CORPORATE REGISTRANTS

         The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, on November 11, 1998 was 11,620,715 shares.

         Documents incorporated by reference: None



                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

SUMMARY

         American United Global, Inc., a Delaware corporation (the "Company"), through its operating subsidiaries, was engaged in three distinct businesses during the fiscal year ending July 31, 1998: (i) the distribution, rental and servicing of construction equipment (the "Distribution Business"), (ii) site acquisition, zoning, architectural and engineering services for the wireless communication and telecommunications industry and general construction engineering services (the "Telecommunication and Construction Businesses") and
(iii) the design, development and
marketing of computer software and software related products and services (the "Computer Software Businesses").

The Distribution Business

         The Company's distribution business operates through the Company's 60.5%-owned subsidiary, Western Power & Equipment Corp., a Delaware corporation ("Western"). Western is engaged in the sale, rental, and servicing of light, medium-sized, and heavy construction, agriculture, and industrial equipment, parts and related products which are manufactured by Case Corporation ("Case") and certain other manufacturers. The Company believes, based upon the number of locations owned and operated, that it is the largest independent dealer of Case construction equipment in the United States. Products sold, rented, and serviced by the Company include backhoes, excavators, crawler dozers, skid steer loaders, forklifts, compactors, log loaders, trenchers, street sweepers, sewer vacuums, and mobile highway signs. Western operates out of 27 facilities located in the states of Washington, Oregon, Nevada, California, and Alaska. The equipment distributed by the Company is furnished to contractors, governmental agencies, and other customers primarily for use in the construction of residential and commercial buildings, roads, levees, dams, underground power projects, forestry projects, municipal construction, and other projects. Westerns growth strategy focuses on acquiring additional existing distributorships and rental operations, opening new locations, and increasing sales at its existing locations. In such connection, it may seek to operate additional Case or other equipment retail distributorships, and sell, lease and service additional lines of construction equipment and related products not manufactured by Case. Western earned net income of approximately $1.8 million on net sales of $163 million in the fiscal year ended July 31, 1998 and $1.0 million on net sales of $148 million in fiscal year ended July 31, 1997, as compared to net income of approximately $2.1 million on net sales of $107 million in the fiscal year ended July 31, 1996.

The Telecommunication and Construction Business

         The Company is also involved in the construction and wireless communications consulting business through a minority owned subsidiary, IDF International, Inc. ("IDF"). TechStar Communications, Inc. ("TechStar") a wholly owned subsidiary of IDF, provides consulting services to the wireless communications industry in the form of network hardware acquisition, zoning, architectural and engineering consulting services. The Company merged TechStar into IDF in a reverse triangular merger, resulting in the Company owning approximately 58% of IDF. IDF, through its wholly-owned Hayden/Wegman, Inc. subsidiary ("Hayden/Wegman") provides general construction and engineering services to municipalities and private industry. During the year ended July 31, 1998 IDF sold equity securities that reduced the Company's percentage ownership of IDF voting shares to approximately 48%. As a result, effective August 1, 1997, the Company's minority interest in IDF is accounted for using the equity method. TechStar, acquired in December 1996, has been in business since February 28, 1994, generated revenues of approximately $4.3 million in the 12 months ended December 31,

1996, $3.8 million in the seven months ended July 31, 1997, and $5.2 million in the 12 months ended July 31, 1998, respectively, and Hayden/Wegman, which has been in business for over 50 years, generated revenues of approximately $11.7 million in the year ended June 30, 1996, $11.2 million in the year ended June 30, 1997, and $8.8 million in the year ended June 30, 1998, respectively. Net loss for IDF for the year ended July 31, 1998 was $9,930,000 including the impairment of goodwill in the amount of $7,500,000.

The Computer Software Business

         The Company's attempt to penetrate and achieve profitability in the computer software industry has not been successful. The Company experienced the adverse effects of (i) the extensive capital required to be invested in order to develop the Company's NTERPRISE and FreeAgent technologies, (ii) certain strategic decisions and policy changes by Microsoft, Inc., which materially and adversely affected the marketability for the Company's NTERPRISE software product, (iii) a lack of market demand for certain of the software products previously acquired and delays in anticipated customer acceptance of the FreeAgent product, and (iv) disputes with certain key executives in such computer software businesses. As a result of the foregoing, the Company incurred net losses from its computer and technology businesses aggregating $17.9 million in its fiscal year ended July 31, 1997, including write-offs of investment and goodwill aggregating approximately $5.3 million, and an additional $2.5 million of net losses in the six months ended January 31, 1998. Accordingly, in April 1998, the Company determined to divest and/or cease operations of the computer software and related technology businesses.

         FreeAgent. The Company, through its wholly-owned Connectsoft Communications Corporation ("Connectsoft") subsidiary, has been developing a unified, intelligent communications system being marketed under the name "FreeAgent." FreeAgent is designed to unify communications into a single message box, allow access to that message box through any telephone or online computer and apply autonomous software processes (known as intelligent agentry) to the data flowing in and out of the message box for the purpose of automating communications and assisting the user in managing communications. FreeAgent is being developed to integrate e-mail, voice mail, facsimile, paging, content from the World Wide Web and potentially any other digital data from the Internet, enterprise intranets, private branch exchange ("PBX") telephone systems and the public switched telephone network.

         On July 10, 1998, the Company entered into an agreement to sell substantially all of the assets of its Connectsoft subsidiary, including the network operations center ("NOC") to eGlobe, Inc., formerly known as Executive TeleCard, Ltd. ("eGlobe"). As consideration for the assets, eGlobe will assume up to $4,500,000 of Connectsoft liabilities and leases, most of which have been guaranteed by the Company. The Company will also receive as additional consideration from eGlobe, on the earlier of two years from the closing of the sale to eGlobe or the resale by eGlobe of the Connectsoft business, 7.5% of the increase in value of the Connectsoft business.

         NTERPRISE. The Company, through its 80.4% owned subsidiary, Exodus Technologies, Inc. ("Exodus"), has designed and developed a proprietary application remoting software, marketed as NTERPRISE, which, when combined with a multi-user enabling software "kernal" that modifies certain source code instructions in the Windows operating system, allows users to run Windows application server software programs designed for the Microsoft Windows NT operating system on users' existing Unix workstations, X-terminals and other X-windows devices, Macintosh terminals, Java-enabled network computers and legacy computers. Since its July 1996 acquisition of the Exodus technology, the Company has expended in excess of $7.0 million to develop and market its NTERPRISE products. In September 1997, Microsoft announced that it would incorporate its own multi-user software in future versions of Windows NT and that only its Windows NT share client/server protocol and the application remoting software protocol of a competitor of Exodus would be supported in the initial releases of Windows NT 4.0 and 5.0. As a result of these material adverse developments, the Company effectively terminated its Exodus operations and is attempting to license to third parties its software in a manner which would not require a license or other authorization from Microsoft. As a result of these material adverse developments, the Company has terminated its Exodus operations in November 1997 and has written off the Exodus goodwill and its investment in the NTERPRISE products and system as of July 31, 1997.

         InterGlobe. The Company's wholly-owned subsidiary, InterGlobe Networks, Inc., ("InterGlobe"), provides network engineering, design and consultation services, network security, remote network management and monitoring as well as Intranet development. The Company incurred a loss of approximately $1.6 million in connection with an impairment in its investment in InterGlobe and accrued such loss at July 31, 1997. The Company discontinued the operations of InterGlobe in fiscal year 1998 and took additional write-offs of $1.5 million in connection therewith.

STRATEGIC GOALS

         The Company is currently considering focusing its strategy on acquisitions into other businesses, although the Company has not yet identified any definitive acquisition candidate.

         Western's growth strategy focuses on acquiring additional existing distributorships and rental operations, opening new locations, and increasing sales at its existing locations.

         As opportunities arise, Western intends to make strategic acquisitions of other authorized Case construction equipment retail dealers located in established or growing markets, as well as dealers or distributors of construction, industrial, or agricultural equipment, and related parts, manufactured by companies other than Case.

         In addition to acquisitions, Western plans to grow by opening new retail outlets. The strategy in opening addition retail outlets has been to test market areas by placing sales, parts, and service personnel in the target market. If the results are favorable, a retail outlet is opened with its own inventory of equipment. This approach reduces both the business risk and the cost of market development.

         The third prong of Western's growth strategy is to expand sales at its existing locations in three ways. First, Western will continue to broaden its product line by adding equipment and parts produced by manufacturers other than Case. Western has already added products to its inventories produced by such quality manufacturers as Dynapac, Champion, Link-Belt, Takeuchi, Tymco, Vactor, Kawasaki, Kubota, Daewoo, and Stewart & Stevenson. Second, Western will seek to increase sales of parts and service--both of which have considerably higher margins than equipment sales. This growth will be accomplished through the continued diversification of our parts product lines and the servicing of equipment produced by manufacturers other than Case. Third, Western plans to further develop its fleet of rental equipment. As the cost of purchasing equipment escalates, short and long-term rental will become increasingly attractive to Western's customers. Management anticipates that rental of equipment will make up an increasing share of its revenues.

HISTORY AND RECENT ACQUISITIONS AND DIVESTITURES

         The Company was initially organized as a New York corporation on June 22, 1988 under the name Alrom Corp., and completed an initial public offering of securities in August 1990. The Company effected a statutory merger in December 1991, pursuant to which the Company was reincorporated in the State of Delaware under the name American United Global, Inc.

         Western

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

         In fiscal 1998, Western acquired four additional facilities, located in California and Alaska, and opened one new store in the state of Washington. On December 11, 1997, Western acquired substantially all of the operating assets used by Case in connection with its business of servicing and distributing Case agricultural equipment at a facility located in Yuba City, California. The acquisition was consummated for approximately $142,000 in cash, $628,000 in installment notes payable to Case and the assumption of $1,175,000 in inventory floor plan debt with Case and its affiliates.

         On April 30, 1998, Western acquired substantially all of the operating assets of Yukon Equipment, Inc. (Yukon) in connection with Yukon's business of servicing and distributing construction, industrial, and agricultural equipment in Alaska. Yukon has facilities in Anchorage, Fairbanks, and Juneau, Alaska. The acquisition was consummated for approximately $4,766,000 in cash, the assumption of approximately $2,786,000 in floor plan debt with Case and its affiliates, and 50,000 shares of Western's common stock.

         National O-Ring and Stillman Seal

         In January 1996, the Company sold all of the assets of its National O-Ring and Stillman Seal businesses comprising the manufacturing business of the Company to Hutchinson for $24,500,000, of which $20,825,000 was paid in cash and the aggregate $3,675,000 balance was paid by delivery of two 24-month non-interest bearing promissory notes due and paid in January 1998.

         Connectsoft

         Effective as of July 31, 1996, the Company acquired, through a merger with an acquisition subsidiary of the Company consummated in August 1996 (the "Connectsoft Merger"), all of the outstanding capital stock of Connectsoft, Inc. a private company located in Bellevue, Washington, ("Old Connecstoft") which provided a variety of computer software products and services. In connection with the ConnectSoft Merger, Old Connectsoft shareholders received, on a pro rata basis, an aggregate of 976,539 shares of the Company's Series B-1 Preferred Stock (the "Preferred Stock"). Such Preferred Stock does not pay a dividend, is not subject to redemption, has a liquidation preference of $3.50 per share over Company Common Stock and votes together with the Company Common Stock as a single class on a one share for one vote basis. Each share of Preferred Stock is convertible into shares of Company Common Stock at the holder's option into a minimum of 976,539 shares of Company Common Stock and a maximum of 2,929,617 shares of Company Common Stock, based upon certain criteria.

         On July 10, 1998, the Company entered into an agreement to sell substantially all of the assets of its Connectsoft subsidiary, including the network operations center to eGlobe, Inc., formerly known as Executive TeleCard, Ltd. ("eGlobe"). As consideration for the assets, eGlobe will assume up to $4,500,000 of Connectsoft liabilities and leases, most of which have been guaranteed by the Company. Although eGlobe will be responsible for payment of those assumed liabilities, the assumption of such liabilities will not relieve the Company from its guarantees until such liabilities have been paid. The Company will also receive as additional consideration from eGlobe, on the earlier of two years from the closing of the sale to eGlobe or if eGlobe resells the Connecsoft business, 7.5% of the increase in value of the Connectsoft business. The Company anticipates that the transaction will close before November 30, 1998, however, there can be no assurance that the transaction will close in such time or at all.

         InterGlobe

         In September 1996, the Company acquired InterGlobe. The InterGlobe shareholders received the aggregate sum of $400,000, plus an aggregate of 800,000 shares of the Company's Common Stock. The former stockholders of Interglobe also received four-year employment agreements with Interglobe and the Company pursuant to which they received seven-year options to purchase an additional aggregate 800,000 shares of Company Common Stock at an exercise price of $6.00 per share (the "Interglobe Options"). The Interglobe Options vest and are exercisable over the four fiscal years ending July 31, 2000, based on InterGlobe achieving certain pre-tax income and other factors. In addition, the Interglobe agreement provides that if the Company effects a public offering of Interglobe or a sale of Interglobe prior to July 31, 2000, the Interglobe stockholders may elect (but shall not be required) to exchange two-thirds of all

Company securities received by them in the Interglobe Merger for an aggregate of 25% of the common stock of Interglobe owned by the Company prior to such transaction. In April 1998, the Company discontinued operations of InterGlobe.

         On November 4, 1997, Artour Baganov, the former principal stockholder of InterGlobe, tendered his resignation as a member of the Board of Directors of the Company and InterGlobe. The Company and InterGlobe reached an agreement on July 22, 1998 with Mr. Baganov under which he agreed to terminate his employment agreement with InterGlobe and cancel his 698,182 performance options. In consideration, the Company and InterGlobe paid Mr. Baganov an aggregate of $300,000 in full settlement of obligations under his employment agreement and released such stockholder from his non-competition agreement with InterGlobe. Mr. Baganov also agreed to vote his 550,000 shares of Company Common Stock in favor of management's nominees for election to the Company's Board of Directors. Two other former stockholders of InterGlobe, who collectively own approximately 102,000 Company shares, had previously resigned as InterGlobe employees and their employment agreements were canceled.

         Exodus

         The Company, through its Exodus subsidiary, has designed and developed proprietary software, marketed as NTERPRISE-TM-, which allows users to run Windows-TM- application server software programs designed for the Microsoft-TM-Windows NT-TM- operating system developed by Microsoft on (i) users' existing Unix-TM- workstations, X-terminals and other X-widows devices, Macintosh terminals and Java-enabled network computers, which would otherwise not be Windows compatible, and (ii) on older versions of Windows compatible workstations which are otherwise incapable of running newer versions of Microsoft compatible software, such as Office95-TM- or Lotus NotesTM. The Company has discontinued its Exodus operations.

         Seattle OnLine

         In November 1996, the Company acquired the assets of Seattle OnLine, Inc. ("Seattle OnLine"), a company engaged in providing a regional Internet/Intranet telecommunication service in the form of high bandwidth Internet connectivity and hosting for businesses in the Pacific Northwest. The Company purchased the Seattle OnLine assets for the sum of $147,000 and 16,000 shares of the Company's Common Stock which were used to settle certain creditor claims. The Company also issued to the former stockholders of such corporation warrants to purchase an aggregate of 333,333 shares of the Company's Common Stock. Seattle OnLine ceased operations in August of 1997 and its remaining assets were sold to a privately held Company for $25,000 and 50,000 shares of common stock of the acquiring company.

         TechStar and IDF

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

         In August 1997, the Company sold TechStar to IDF, pursuant to an agreement and plan of merger, dated July 31, 1997, among the Company, TechStar, IDF and an acquisition subsidiary of IDF (the "IDF Merger Agreement"). Upon consummation of the transaction, the Company received 6,171,553 shares of IDF common stock, representing approximately 58% of the fully diluted outstanding IDF common stock, as a result of which, for accounting purposes, the Company was deemed to have acquired IDF. Solon D. Kandel, Sergio Luciani and Simontov Moskona, the senior executive officers of TechStar, received three year options to purchase an aggregate of 856,550 shares of IDF common stock (the "IDF Options"), representing approximately an additional 8% of such fully diluted outstanding IDF common stock. In connection with the transaction (i) all options granted by the Company under their employment agreements entitling Messrs. Kandel, Luciani and Moskona to purchase an aggregate of 780,000 shares of Company Common Stock (subject to achievement of certain financial performance targets), and all related 120,000 performance options held by other TechStar employees, were canceled, (ii) each of Messrs. Luciani and Kandel tendered their resignations as directors of the Company, and (iii) Messrs. Luciani, Moskona and Kandel utilized $600,000 of the net proceeds from the sale of their Company shares to invest in convertible securities of IDF.

         Messrs. Kandel, Luciani and Moskona are currently the senior executive officers of IDF and have each entered into employment agreements with IDF expiring November 30, 2000. Pursuant to such agreements, Messrs. Kandel, Luciani and Moskona are entitled to receive, in addition to their base salaries and annual bonuses, IDF Options which vest based upon IDF and its consolidated subsidiaries, including TechStar and Hayden Wegman, achieving all or certain pro-rated portions of annual pre-tax income targets in each of fiscal years ending July 31, 1998, 1999 and 2000. In the event that any or all of such IDF Options do not vest, the number of shares of IDF common stock that would have been issued upon the exercise of such unvested IDF revert to the Company as additional consideration.

         Robert M. Rubin, the Chief Executive Officer and Chairman of the Board and a Director of the Company, is also a principal stockholder and member of the board of directors of IDF. Prior to consummation of the transactions contemplated by the IDF Merger Agreement Mr. Rubin converted an $800,000 loan previously made to IDF into IDF convertible preferred stock convertible into an additional 400,000 shares of IDF common stock.

        In October 1998, Mr. Rubin advanced IDF $250,000 and, in November 1998, the Company advanced IDF $150,000. These advances are part of commitments of the Company and certain stockholders of IDF to fund up to $400,000 and $600,000, respectively, to IDF for working capital purposes.

         Conese Enterprises Transaction

         Effective March 24, 1998, the Company, Western and IDF entered into a securities purchase agreement with Conese Enterprises, Ltd. ("Enterprises"), pursuant to which Enterprises would have obtained voting control over the Company. As a result of discussions subsequent to entering into the agreement, the parties mutually agreed to terminate the securities purchase agreement. On June 27, 1998, the parties entered into an agreement releasing each other from any obligations under the securities purchase agreement. As part of the negotiated release, the Company reimbursed Enterprises $150,000 for their expenses relative to the proposed transactions.

THE DISTRIBUTION BUSINESS

General

         Western is engaged in the sale, rental, and servicing of light, medium-sized, and heavy construction, agricultural, and industrial equipment, parts, and related products which are manufactured by Case Corporation ("Case") and certain other manufacturers. The Company believes, based upon the number of locations owned and operated, that it is the largest independent dealer of Case construction equipment in the United States. Products sold, rented, and serviced by the Company include backhoes, excavators, crawler dozers, skid steer loaders, forklifts, compactors, log loaders, trenchers, street sweepers, sewer vacuums, and mobile highway signs.

         Western operates out of 27 facilities located in the states of Washington, Oregon, Nevada, California, and Alaska. The equipment distributed by Western is furnished to contractors, governmental agencies, and other customers, primarily for use in the construction of residential and commercial buildings, roads, levees, dams, underground power projects, forestry projects, municipal construction, and other projects.

         Western's growth strategy focuses on acquiring additional existing distributorships and rental operations, opening new locations, and increasing sales at its existing locations. In such connection, it may seek to operate additional Case or other equipment retail distributorships, and sell, lease, and service additional lines of construction equipment and related products not manufactured by Case. See "Growth Strategy".

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

         The third aspect of Western's growth strategy is to expand sales at its existing locations in three ways. First, Western will continue to broaden its product line by adding equipment and parts produced by manufacturers other than Case. Western has already added to its inventories products produced by quality manufacturers such as Dynapac, Champion, Link-Belt, Takeuchi, Tymco, Vactor, Kawasaki, Kubota, Daewoo and Stewart & Stevenson. Second, Western will seek to increase sales of parts and service--both of which have considerably higher margins than equipment sales. This growth will be accomplished through the continued diversification of the parts product lines and the servicing of equipment produced by manufacturers other than Case. Third, Western plans to further develop its fleet of rental equipment. As the cost of purchasing equipment escalates, short and long-term rental will become increasingly attractive to the Western's customers. Western anticipates that rental of equipment will make up an increasing shares of its revenues.

The Equipment

         Case Construction Equipment

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

         The dealer agreements do not contain requirements for specific minimum purchases from Case. In consideration for Western's agreement to act as dealer, Case supplies to Western items of Equipment for sale and lease, parts, cooperative advertising benefits, marketing brochures related to Case products, access to Case product specialists for field support, the ability to use the Case name and logo in connection with the Western's sales of Case products, and access to Case floor plan financing for Equipment purchases. Such floor planning arrangements currently provides Western with interest free credit terms of between one month and twelve months on purchases of specified types of new Equipment. Principal payments are generally due at the earlier of sale of the equipment or six months from the date of shipment by Case.

         Other Products

         Although the principal products sold, leased and serviced by Western are manufactured by Case, Western also sells, rents and services equipment and sells related parts (e.g., tires, trailers and compaction equipment) manufactured by others. Approximately 35% of Western's net sales for fiscal year 1998 resulted from sales, rental and servicing of products manufactured by companies other than Case, significantly higher than the 25% figure for fiscal year 1997 as Western continued its planned growth in product lines other than Case. Manufacturers other than Case represented by Western offer various levels of supplies and marketing support along with purchase terms that vary from cash upon delivery to interest free 12 month floor plans.

         Western's distribution business is generally divided into five categories of activity: (i) New Equipment sales, (ii) used Equipment sales,
(iii) Equipment rentals, (iv) Equipment servicing, and (v) parts sales.

         New Equipment Sales

         At each of its distribution outlets, Western maintains a fleet of various Equipment for sale. The Equipment purchased for each outlet is selected by Western's marketing staff based upon the types of customers in the geographical areas surrounding each outlet, historical purchases as well as anticipated trends. Subject to applicable limitations in Western's manufacturers' dealer contracts, each distribution outlet has access to Western's full inventory of Equipment.

         Western provides only the standard manufacturer's limited warranty for new Equipment, generally a one-year parts and service repair warranty. Customers can purchase extended warranty contracts.

         Used Equipment Sales

         Western sells used Equipment that has been reconditioned in its own service shops. It generally obtains such used Equipment as "trade-ins" from customers who purchase new items of Equipment and from Equipment previously rented and not purchased. Unlike new Equipment, Western's used Equipment is generally sold "as is" and without a warranty.

         Equipment Rental

         Western maintains a separate fleet of Equipment that it holds solely for rental. Such Equipment is generally held in the rental fleet for 12 to 36 months and then sold as used Equipment with appropriate discounts reflecting prior rental usage. As rental Equipment is taken out of the rental fleet, Western adds new Equipment to its rental fleet as needed. The rental charges vary, with different rates for different types of Equipment rented. In October 1998, Western opened its first rental-only store, located in the Seattle, Washington area, under the name Western Power Rents. This store rents a wide range of products including Equipment from Case and other manufacturers with whom Western has dealer agreements as well as Equipment from companies with which Western has had no prior relationship.

         Equipment Servicing

         Western operates a service center and yard at each retail distribution outlet for the repair and storage of Equipment. Both warranty and non-warranty service work is performed, with the cost of warranty work being reimbursed by the manufacturer following the receipt of invoices from Western. Western employs approximately 145 manufacturer-trained service technicians who perform Equipment repair, preparation for sale, and other servicing activities. Equipment servicing is one of the higher profit margin businesses operated by Western. Western has expanded this business by hiring additional personnel and developing extended warranty contracts to be purchased by customers for Equipment sold and serviced by Western, and independently marketing such contracts to its customers. Western services items and types of Equipment which include those that are neither sold by Western nor manufactured by Case.

         Parts Sales

         Western purchases a large inventory of parts, principally from Case, for use in its Equipment service business, as well as for sale to other customers who are independent servicers of Case Equipment. Generally, parts purchases are made on standard net 30 day terms.

         Western employs one or more persons who take orders from customers for parts purchases at each retail distribution outlet. The majority of such orders are placed in person by walk-in customers. Western provides only the standard manufacturer's warranty on the parts that it sells, which is generally a 90-day replacement guaranty.

Sales and Marketing

         Western's customers are typically residential and commercial building general contractors, road and bridge contractors, sewer and septic contractors, underground power line contractors, persons engaged in the forestry industry, equipment rental companies and state and municipal authorities. Western estimates that it has approximately 18,000 customers, with most being small business owners, none of which accounted for more than 5% of its total sales in the fiscal year ended July 31, 1998.

         For fiscal years 1998, 1997, and 1996, the revenue breakdown by source for the business operated by the Company were approximately as follows:


                                           FY 1998           FY 1997       FY 1996
                                           -------           -------       -------
New Equipment Sales ...............            58%            58%            58%
Used Equipment Sales ..............            11%            11%            12%
Rental Revenue ....................             8%             9%             9%
Parts Sales .......................            18%            18%            17%
Service Revenue ...................             5%             4%             4%
                                              ---            ---            ---
                                              100%           100%           100%
                                              ---            ---            ---
                                              ---            ---            ---


         Western advertises its products in trade publications and appears at trade shows throughout its territory. It also encourages its salespersons to visit customer sites and offer Equipment demonstrations when requested.

         Western's sales and marketing activities do not result in a significant backlog of orders. Although Western has commenced acceptance of orders from customers for future delivery following manufacture by Case or other manufacturers, during fiscal 1998 substantially all of its sales revenues resulted from products sold directly out of inventory, or the providing of services upon customer request.

         All of Western's sales personnel are employees of Western and all are under the general supervision of C. Dean McLain, the President of Western. Each Equipment salesperson is assigned a separate exclusive territory, the size of which varies based upon the number of potential customers and anticipated volume of sales, as well as the geographical characteristics of each area. Western employed 75 Equipment salespersons on July 31, 1998.

         On July 31, 1998, Western employed 7 product support salespersons who sell Western's parts and repair services to customers in assigned territories. Western has no independent distributors or non-employee sales representatives.

Suppliers

         Western purchases the majority of its inventory of Equipment and parts from Case. No other supplier currently accounts for more than 5% of such inventory purchases in fiscal 1998. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, in the future Western plans to expand the number of products and increase the aggregate dollar value of those products which Western purchases from manufacturers other than Case in the future.

Competition

         Western competes with distributors of construction, agricultural and industrial equipment and parts manufactured by companies other than Case on the basis of price, the product support (including technical service) that it provides to its customers, brand name recognition for its products, the accessibility of its distribution outlets and the overall quality of the Case and other products that it sells. Western management believes that it is able to effectively compete with distributors of products produced and distributed by such other manufacturers primarily on the basis of overall product quality, and the superior product support and other customer services provided by Western.

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

         Western is subject to federal environmental standards because in connection with its operations it handles and disposes of hazardous materials, and discharges sewer water in its equipment rental and servicing operations. Western internal staff is trained to keep appropriate records with respect to its handling of hazardous waste, to establish appropriate on-site storage locations for hazardous waste, and to select regulated carriers to transport and dispose of hazardous waste. Local rules and regulations also exist to govern the discharge of waste water into sewer systems.

Insurance

         The Company currently has general, product liability, and umbrella insurance policies covering the Company with limits, terms, and conditions which the Company believes to be consistent with reasonable business practice, although there is no assurance that such coverage will prove to be adequate in the future. An uninsured or partially insured claim, or a claim for which indemnification is not available, could have a material adverse effect upon the Company.

Employees

         At July 31, 1998, Western employed 450 full-time employees. Of that number, 32 are in corporate administration for Western, 33 are involved in administration at the branch locations, 118 are employed in Equipment sales and rental, 89 are employed in parts sales, and 178 are employed in servicing construction equipment. At July 31, 1998, approximately 20 of Western's service technicians employed in the Sacramento, California operation were being represented by Operating Engineers Local Union No. 3 of the International Union of Operating Engineers, AFL-CIO under the terms of a five-year contract expiring August 31, 2001. Western believes that its relations with its employees are satisfactory. The Company has three executive officers and one administrative employee.

Future Performance and Risk Factors

         The future performance, operating results and financial condition of the Company's Distribution Business are subject to various risks and uncertainties, including those described below.

         Risk Factors Relating to the Company's Distribution Business

         Competition. The Company's Distribution Business operates in highly competitive environments, certain of which are characterized by firms having resources and manpower significantly greater than those of Western, and in all of which Western faces a great deal of competition on the basis of price. Such intense price competition has the effect of holding down Western's profit margins on product sales. The retail construction equipment industry, including the states of Washington, Oregon, California and Nevada in which Western operates, is highly fragmented with many brands of equipment and distributors of such brands active in the market. Moreover, Western's dealership arrangements with Case do not provide Western with exclusive dealerships in any territory. Although management believes that it is unlikely that Case will create additional independent dealers in the states of Oregon, Washington, California, Alaska or Nevada, or will reinstitute its own proprietary dealerships in that territory, there is no assurance that Case will not elect to do so in the future. See "Business--The Distribution Business--Competition."

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

         Western is subject to federal environmental standards because, in connection with its operations, it handles and disposes of hazardous materials and discharges sewer water in its equipment servicing operations. Western internal staff is trained to keep appropriate records with respect to its handling of hazardous waste, to establish appropriate on-site storage locations for hazardous waste, and to select regulated carriers to transport and dispose of hazardous waste. Local rules and regulations also exist to govern the discharge of waste water into sewer systems. There is always the risk that such materials might be mishandled, or that there might occur equipment or technology failures, which could result in significant claims for personal injury, property damage and clean-up or remediation. Any such claims could have a material adverse effect on the Company. See "Business--The Distribution Business-Environmental Standards and Government Regulation."

         Risk of Termination of Case Dealership. Under the terms of the standard Case Corporation ("Case") construction equipment sales and services agreement with its dealers, including Western, Case reserves the right to terminate Western as an authorized Case dealer at any one or more of the nineteen retail locations, for any reason, upon 90 days notice. In the Agreement of Purchase and Sale by and between Case and Western, dated December 4, 1992 (the "Case Purchase Agreement"), Case acknowledged that its corporate business policy is not to exercise such discretionary right of termination arbitrarily, and agreed that if Western's operations at a particular location acquired from Case are profitable and are terminated by Case for any reason other than "for cause" (defined as any grounds which Case shall determine in the exercise of its reasonable business judgment) it would not reinstate its own retail operations at such location through December 1997. Should its Case dealerships at any one or more locations be terminated by Case, the Company's business could be materially and adversely affected. In the event of such termination, the Company's interest in the Distribution Business segment would be significantly affected. Western would suffer significant adverse effects to its liquidity position and cash reserves, as all of Western's indebtedness to Case under its various secured financing agreements would become immediately due and payable upon termination of one or more of such dealerships. All of Western's indebtedness to its institutional lenders could also be accelerated at that time. Furthermore, in the event that Western accelerates growth of its Distribution Business, dependence upon Case as its principal supplier, at least in the near term, will increase. See "Business-The Distribution Business-The Equipment."

         Importance of Case Corporation to the Company's Operations. During the year ended July 31, 1998 the Company's Western subsidiary accounted for all of the Company's total net sales from continuing operations. Approximately 65% of Western's revenues result from sales, leasing and servicing of equipment and parts manufactured by Case. As a result, the ability of Case to continue to manufacture products that Western can successfully market and distribute, largely based on the quality and pricing of such products, is of material importance to the Company. In the event that Case should cease to manufacture equipment for the construction equipment industry, fail to produce sufficient products to stock the Company's inventories adequately, fail to maintain beneficial product price levels on its products or to maintain its international reputation for quality in such industry, the Company could be materially and adversely affected.

         Effects of Downturn in General Economic Conditions, Cyclicality and Seasonality. Demand for all of Western's construction equipment distributed through its retail operations is significantly affected by general domestic economic conditions. All of such products and services are either capital goods themselves, principally sold for inclusion in capital equipment or used for the provision of construction services by others. Sales of capital goods tend to fluctuate widely along with trends in overall economic activity in the national economy. A general inflationary spiral or a continuing increase in prevailing interest rates could adversely affect new construction, and consequently result in a significant reduction in demand for the construction equipment sold by Western. The construction equipment business has also historically been cyclical, and is subject to periodic reductions in the levels of construction (especially housing starts) and levels of total industry capacity and equipment inventory, irrespective of the effects of inflation or increasing interest rates. In addition, housing construction in the northwest slows down beginning in November and continuing through to January. Accordingly, Western's operations may be materially and adversely affected by any general downward economic pressures, adverse cyclical trends, or seasonal factors.

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

         Risk Factors Relating to the Company in General

         Control by Management. As of November 4, 1998, the Company's directors and executive officers as a whole beneficially owned 1,515,548 shares or 13.0% of the Company's outstanding voting capital stock, assuming the exercise of all outstanding stock options held by them. Insofar as the holders of voting securities do not have cumulative voting rights under the Company's Certificate of Incorporation, the current executive officers and directors of the Company, acting together, are currently in a position to materially influence the outcome of issues to be voted on by the Company's stockholders.

         Volatility of Market Prices for Company's Common Stock. The market prices for the Company's publicly traded Common Stock has been historically volatile and there is limited liquidity in such market. Future announcements concerning the Company's Distribution Business, or its competitors, including operating results, government regulations, or foreign and other competition, could have a significant impact on the market price of the Common Stock in the future. See "Market for Common Equity and Related Stockholder Matters."

         Forward Looking Statements and Associated Risks. This annual report on Form 10-K contains certain forward-looking statements, including among others
(i) anticipated trends in the Company's financial condition and results of operations, and (ii) the Company's business strategy. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to other risks described elsewhere in this "Risk Factors" discussion, important factors to consider in evaluating such forward-looking statements include (i) changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the industries in which it operates; and (iv) various competitive factors that may prevent the Company from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this "Risk Factors" discussion, there can be no assurance that the events predicted in forward-looking statements will, in fact, transpire.

ITEM 2.  Properties

         The following table sets forth information as to each of the properties which the Company owns or leases:

The Distribution Business:




        Location and Use                   Lessor                 Expiration    Annual         Size/Square      Purchase
                                                                  Date          Rental           Feet           Options
-------------------------------------------------------------------------------------------------------------------------
1745 N.E. Columbia Blvd.          Carlton O. Fisher, CNJ         12/31/00       $67,500(1)     Approx. 4        No
Portland, Oregon 97211            Enterprises                                   plus CPI       Acres;
(Retail sales, service, storage                                                 adjustments    Building
and repair facilities)                                                                         17,622 sq.ft.

1665 Silverton Road, N.E.         LaNoel Elston Myers            7/10/01        $33,600(1)     Approx. 1        No
Salem, Oregon 97303               Living Trust                                                 Acre;
(Retail sales, service, storage                                                                Buildings
and repair facilities)                                                                         14,860 sq.ft.

1702 North 28th Street            McKay Investment Company       6/14/01        $69,000(1)     Approx. 5        No
Springfield, Oregon 97477                                                                      Acres;
(Retail sales, service, storage                                                                Building
and repair facilities)                                                                         17,024 sq.ft.



West 7916 Sunset Hwy.             US Bank                        9/30/03        $69,600(1)     Approx. 5        No
Spokane, Washington 99204                                                                      Acres;
(Retail sales, service, storage                                                                Building
and repair facilities)                                                                         19,200 sq.ft.

3217 Hewitt Avenue                Dick Calkins                   Month to       $40,320(1)     Approx. 2.5      No
Everett, Washington 98201                                        Month                         Acres;
(Retail sales, service, storage                                                                Building
and repair facilities)                                                                         12,483 sq.ft.

1901 Frontier Loop                The Landon Group               4/30/02        $40,500(1)     Approx. 7        No
Pasco, Washington 99301                                                                        Acres;
(Retail sales, service, storage                                                                Building
and repair facilities)                                                                         14,200 sq.ft.

13184 Wheeler Road, N.E.          Maiers Industrial park         Month to       $38,400(1)     Approx. 10       No
Building 4                                                       Month                         Acres;
Moses Lake, Washington 98837                                                                   Building
(Retail sales, service, storage                                                                13,680 sq.
and repair facilities)                                                                         ft.

63291 Nels Anderson Road          B&K Management Corp.           10/31/98       $31,800(1)     Approx. 1.9      No
Bend, Oregon 97701                                                                             acres
(Retail sales, service, storage                                                                building
and repair facilities)                                                                         3,600 sq. ft.

4601 N.E. 77th Avenue             Parkway Limited                4/30/01        $147,288       8,627 sq. ft.    No
Suite 200                         Partnership
Vancouver, Washington 98662
(Retail sales, service, storage
and repair facilities)



2702 W. Valley Hwy No.            Avalon Island LLC              11/30/15       $204,000(1)    Approx. 8        No
Auburn, Washington 98001                                                                       Acres;
(Retail sales, service, storage                                                                Building
and repair facilities)                                                                         33,000 sq.
                                                                                               ft.

500 Prospect Lane                 Frederick Peterson             9/15/02        $26,496(1)     Approx. 1.9      No
Moxee, Washington 98936                                                                        Acres;
(Retail sales, service, storage                                                                Building
and repair facilities)                                                                         6,200 sq. ft.

2112 Wildwood Way                 James Ghia                     8/31/99        $18,720        Approx. 1        No
Elko, Nevada 89431                                                                             Acre;
(Retail sales, service, storage                                                                Building
and repair facilities)                                                                         2,400 sq. ft.

1455 Glendale Avenue              Owned                          N/A            N/A            Approx. 5        N/A
Sparks, Nevada 89431                                                                           Acres;
(Retail sales, service, storage                                                                Building
and repair facilities)                                                                         22,475 sq.ft.

25886 Clawiter Road               Fred Kewel II, Agency          11/30/99       $110,088(1)    Approx. 2.8      No
Hayward, California 94545                                                                      Acres;
(Retail sales, service, storage                                                                Building
and repair facility)                                                                           21,580 sq.ft.

3540 D Regional Parkway           Soiland                        2/28/99        $48,234(1)     5,140 sq. ft.    No
Santa Rosa, California 95403                                                    plus CPI       approximately
(Retail sales, service, storage                                                 adjustments    1.25 acres
and repair facility)


1751 Bell Avenue                  McLain-Rubin Realty            2/2/16         $168,000(2)    Approx. 8        No
Sacramento, California 95838      Company LLC(2)                                               Acres;
(Retail sales, service, storage                                                                Buildings
and repair facility)                                                                           35,941 sq.
                                                                                               ft.

1041 S. Pershing Avenue           Raymond Investment Corp.       3/14/01        $44,000(1)     Approx. 2        No
Stockton, California 95206                                                      plus annual    Acres;
(Retail sales, service, storage                                                 CRI            Buildings
and repair facility)                                                            adjustments    8,000 sq. ft.

 8271 Commonwealth AvenueBuena    M.E. Robinson                  3/31/2001      $81,600(1)     Approx. 1        No
Park, California 90621                                                                         acre;
(Retail sales, service, storage                                                                Building
and repair facility)                                                                           11,590 sq.ft.

672 Brunken Avenue                R. Jay De Serpa, Ltd.          7/31/01        $28,800(1)     Approx. 8        No
Salinas, California 93301                                                                      Acres;
(Retail sales, service, storage                                                                Building
and repair facility)                                                                           4,000 sq.ft.

13691 Whitaker Way                D&J Enterprises                5/1/01         $77,700        Approx. 2        No
Portland, Oregon 97230                                                                         Acres;
(Retail sales, service, storage                                                                Building
and repair facility)                                                                           11,760 sq. ft.

2535 Ellis Street                 Hart Enterprises               2/15/02        $33,600        Approx. 2        No
Redding, Oregon 96001                                                                          Acres;
(Retail sales, service, storage                                                                Building
and repair facility)                                                                           6,200 sq. ft.


1702 Ship Avenue                  D&J Enterprises                1/18/99        $94,200(1)     Approx. 4        No
Anchorage, AK 99501                                                                            Acres;
(Retail sales, service, storage                                                                Building
and repair facility)                                                                           11,800 sq.ft.

913 S. Central                    McLain-Rubin Realty            5/31/17        $205,200(2)    Approx. 4.4      No
Kent, WA 98032                    Company II, LLC (2)                           plus CPI       Acres;
(Retail sales, service, storage                                                 adjustments    Building
and repair facility)                                                                           21,400 sq.
                                                                                               ft.

85454 Highway 11                  Eagle Enterprises              month to       $21,600        Approx. 0.5      No
Milton-Freewater, Oregon 97862                                   month                         Acres;
(Retail sales, service, storage                                                                Building
and repair facility)                                                                           1,000 sq. ft.

723 15TH Street                   Mark Flerchinger               11/02/02       $18,600        Approx. 1.2      Yes
Clarkston, WA 99403                                                                            Acres;
(Retail sales, service, storage                                                                Building
and repair facility)                                                                           3,750 sq. ft.

3199 E. Onstott Road              McLain-Rubin Realty III (2)    12/31/17       $54,000 (2)    Approx. 13       No
Yuba City, CA 95991                                                                            Acres;
 (Retail sales, service,                                                                       Building
storage and repair facility)                                                                   23,900 sq.
                                                                                               ft.

2020 E.Third Avenue               Owned                          N/A            N/A            Approx. 4        N/A
Anchorage, AK 99501                                                                            Acres;
 (Retail sales, service,                                                                       Building
storage and repair facility)                                                                   15,650 sq.
                                                                                               ft.

3510 International Way            C & N Partners                 6/15/99        $30,900        Approx. 2        No
Fairbanks, AK 99701                                                                            Acres;
 (Retail sales, service,                                                                       Building
storage and repair facility)                                                                   4500 sq. ft.


2275 Brandy Lane                  Excaliber Drill                2/29/00        $42,000        Approx. .5       No
Juneau, AK 99801                                                                               Acres;
 (Retail sales, service,                                                                       Building
storage and repair facility)                                                                   1,500 sq. ft.

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

         Western's operating facilities are separated into nine "hub" outlets and eighteen "sub-stores." The hub stores are the main distribution centers located in Auburn and Spokane, Washington, Portland and Springfield, Oregon, Sparks, Nevada, Hayward and Sacramento, California. The sub-stores are the smaller retail facilities in Everett, Pasco, Moses Lake, Kent, Clarkston and Yakima, Washington; Portland, Salem, Springfield, Milton-Freewater and Bend, Oregon; Santa Rosa, Stockton, Yuba City, Fullerton, Buena Park, Redding and Salinas, California; Elko, Nevada; and Anchorage and Fairbanks, Alaska.

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

         In June, 1998 a shareholder class action was filed against the certain directors of the Company alleging that the defendant directors breached their fiduciary responsibilities of due care and loyalty to the Company and its stockholders in connection with a letter of credit guarantee by the Company for ERD Waste Corp., the sale of certain businesses of the Company to Hutchinson Corporation, and the delisting of the Company's common stock and publicly traded warrants from the Nasdaq Stock Market. The Company is not a defendant in this lawsuit.

         The Company is a named defendant in a matter brought by Peggy Stein in Los Angeles County Superior Court alleging that the Company conspired with her ex-husband to conceal community property assets from her in connection with her recent divorce. Ms. Stein is requesting damages against the Company and the other defendants in the approximate amount of $8,000,000 plus punitive damages. The Company believes Ms. Stein's claim is without merit and intends to defend the lawsuit vigorously.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not required.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         On February 4, 1998, the Company was notified by The Nasdaq Stock Market, Inc. ("Nasdaq"), that its common stock and warrants were delisted from Nasdaq for (i) failure to hold an annual stockholders meeting for fiscal year 1997 in violation of Nasdaq's rules requiring an annual stockholder meeting,
(ii) adopting a stock option plan without stockholder approval in violation of Nasdaq's rules requiring such stockholder approval, and (iii) the issuance of the Series B-1 Convertible Preferred Stock to the Old ConnectSoft stockholders in August 1996 and the private placement of Series B-2 Convertible Preferred Stock in the 1997 private placement violation of Nasdaq's rules which, in effect, require shareholder approval for any transactions involving the present or potential issuance of voting securities representing more than 20% of the voting capital stock outstanding immediately before such transaction. The principal market for trading the Company's securities is the National Association of Securities Dealers Over-the-Counter Bulletin Board ("OTCBB"). The following is a table that lists the high and low selling prices for shares of the Company's Common Stock and for the Company's Public Warrants on the Nasdaq National Market System and the OTCBB during the periods identified:


                                                               Common Stock                       Public Warrants
                                                ------------------------------------- ----------------------------------

                                                         High               Low               High              Low
                                                        ------             -----             ------             ----
Fiscal 1996
First Quarter..........................                   6.58              5.08             1.125             0.75

Second Quarter.........................                  11.88              6.08              1.00             0.75

Third Quarter..........................                  13.25              3.37              1.56            0.875

Fourth Quarter.........................                  10.25              4.19              6.75            1.625

Fiscal 1997
First Quarter..........................                 10.875              5.25              5.25            2.875

Second Quarter.........................                 11.375             7.563             4.875            3.875

Third Quarter..........................                 8.1875              3.44              4.50             3.75

Fourth Quarter.........................                 6.0000            4.3875              4.50             3.25

Fiscal 1998
First Quarter..........................                  7.625            1.9375              5.25             2.25


Second Quarter.........................                 2.4375             1.375             1.75             1.00


Third Quarter..........................                 2.4375              .625               *                *



Fourth Quarter.........................                   .875              .33                *                *


Fiscal 1999
First Quarter..........................                    .50              .28                *                *



* The Company believes there has been no trading during this period.


         The Company extended the exercise period of the Public Warrants from July 31, 1998 to July 31, 1999. On November 10, 1998 the last sale price of the Common Stock was $0.468 as reported on the OTCBB. As of November 9, 1998, the Company had 115 record holders of its Common Stock and 6 record holders of its Public Warrants.

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

ITEM 6. SELECTED FINANCIAL DATA

         The following summary financial information for the fiscal years 1998, 1997, 1996, 1995 and 1994 have been derived from the audited financial statements of the Company.

Income Statement Data (000's):


                                                                           Year ended July 31,
                                                 -----------------------------------------------------------------------

                                                    1998(1)        1997(2)        1996(3)         1995         1994
                                                   -------        -------        -------         ----         ----

Net sales................................          $163,478       $152,021       $106,555       $86,173      $67,370

(Loss) income from continuing operations.         ( 5,121 )        (7,944)            685         1,164        1,024
                                                    ------          -----             ---         -----        -----

Net (loss) income........................           (9,615)       (27,257)     (1,835)(1)         2,268        2,287
                                                     -----                      -----             -----        -----


Basic and Diluted (Loss) Earnings Per Share:
(Loss) income from continuing operations.        (0.45)         (1.05)           0.12          0.20         0.18

                                                  ----           ----            ----          ----         ----

Net (loss) income........................        (0.85)         (2.75)         (0.32)          0.40         0.43
                                                  ----           ----          ------          ----         ----

Balance Sheet Data: (000's)



                                                                          July 31,
                                          --------------------------------------------------------------------------

                                                1998          1997           1996           1995            1994
                                                ----          ----           ----           ----            ----

Total assets.........................         $146,904       $144,723       $119,055        $76,829         $62,529

Total liabilities....................          121,914        110,742         87,015         56,575          44,591

Working capital......................          (5,972)          2,467         17,218         10,022          11,739

Shareholders' equity.................           15,862         24,101         22,581         20,254          17,938


-------------

(1) Includes loss from discontinued operations for Old Connectsoft, Connectsoft, Seattle OnLine, InterGlobe, and Exodus.

(2) Includes the results of InterGlobe for the 10 months following its acquisition in September 1996, Seattle OnLine for the nine months following its acquisition in November 1996 and TechStar for the seven months following its acquisition in December 1996.

(3) Includes income from discontinued operations and the gain on the sale of the manufacturing business of $7.8 million, net of tax and the results of operations of Old Connectsoft for the day ended July 31, 1996 of $10.0 million, net of tax.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This management discussion and analysis of financial conditions and results of operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements that involve certain risks and uncertainties, detailed from time to time in the Company's various commission filings. See "Description of Business--Future Performance and Risk Factors." No assurance can be given that any such matters will be realized.

General Overview

         Western acquired its first seven retail distribution stores in November 1992. Western expanded to 18 stores in four states by the end of fiscal 1996, to 23 stores in five states by the end of fiscal 1997, and to 27 stores in five states by the end of fiscal 1998. Western's growth has been accomplished through a combination of new store openings, strategic acquisitions, and to a lesser extent, comparable stores revenue increases.

        Store activity for the last three years is summarized as follows:

           ---------- ---------------------- ----------------- ---------------- ----------------- --------------------
            Fiscal      No. of Stores at      No. of Stores     No. of Stores    No. of Stores     No. of Stores at
             Year       Beginning of Year         Opened           Closed           Acquired          End of Year
           ---------- ---------------------- ----------------- ---------------- ----------------- --------------------
           1996                13                   3                 0                2                  18
           ---------- ---------------------- ----------------- ---------------- ----------------- --------------------
           1997                18                   2                 0                3                  23
           ---------- ---------------------- ----------------- ---------------- ----------------- --------------------
           1998                23                   1                 1                4                  27
           ---------- ---------------------- ----------------- ---------------- ----------------- --------------------



         Western plans to open and acquire additional distribution outlets for Case products, as well as for products which may be manufactured by other companies. Western's results can be impacted by the timing of, and costs incurred in connection with, new store openings and acquisitions.

Results of Operations



                                                                      Fiscal Year Ended July 31,

                                                                Percentage of                       Percentage of
                                                   1998            Revenues            1997           Revenues
                                                   ----            --------            ----           --------
                                                   ---------------------------------------------------------------
                                                                          (In Thousands)
                                                                           (unaudited)
                                                   ---------------------------------------------------------------


Net sales..................................          $163,478             100.0%        $152,021             100.0%

Cost of goods sold.........................          $144,302              88.3%        $134,180              88.3%

Selling, general and administrative expenses          $13,523               8.3%         $23,440              15.4%



Interest expense...........................             4,197               2.6%           2,627               1.7%

(Loss) earnings from continuing operations
before income taxes and minority interest..             1,456               0.9%         (8,226)             (5.4%)

(Benefit) provision for income taxes.......             1,354               0.8%           (703)             (0.5)%


Loss in unconsolidated subsidiary                       4,730               2.9%              --                 --

Minority interest in earnings of
consolidated subsidiary....................              713               0.4%             421               0.3%

Gain on sale of subsidiary.................             (220)             (0.1%)              --                 --

Discontinued operations and gain on sale of
wholly owned subsidiaries (less applicable
income tax benefit of $1,423 and $966)
respectively...............................           (4,470)             (2.7%)        (16,910)            (11.1%)

Net loss...................................           (9,591)             (5.9%)        (24,854)            (16.3%)

Dividend on preferred stock................                24               0.0%           2,403               1.6%

Net (loss) available for common shareholders           (9,615)             (5.9%)        (27,257)            (17.9%)



Fiscal Year 1998 as Compared with Fiscal Year 1997

         The Company reported net revenue for fiscal 1998 of $163,478,000, an increase of 9.3 percent over net revenue of $152,021,000 for fiscal 1997 and an increase of $15,348,000 (10.4%) over comparable 1997 sales of $148,130,000 excluding TechStar's revenue. Approximately $17.4 million of revenue came from stores opened or acquired in fiscal 1998 by Western. Stores opened prior to fiscal 1998 showed an overall revenue decrease of 3.9% from prior year revenue reflecting a general softening in economic conditions in the northwest, increased competitive pressures, and some weather related business interruptions. Also, $3,891,000 of sales from TechStar from December 11, 1996 (date of acquisition) to July 31, 1998 are included in fiscal 1997 sales, for which no comparable amount exists for fiscal 1998 due to the merger of TechStar and IDF which combined entities are accounted for on the equity method.

         Overall, the Company's gross margins for fiscal 1998 and fiscal 1997 were the same at 11.7%. Western's gross margin was 11.7 percent during fiscal 1998, which is higher than their 10.7 percent gross margin during fiscal 1997. Margins increased in fiscal 1998 on new unit sales, rental, and service business. Western's Management continues to place a high priority on improving overall gross margins by working to increase higher margin service, parts, and rental revenues, focusing more sales efforts on specialty and niche product lines, and by obtaining higher prices for new equipment. Fiscal 1997 amounts included the gross margin of TechStar for the period of December 11, 1996 to July 31, 1997, which contributed 50.7% or $1,971,000 to 1997 gross margin, for which no comparable fiscal 1998 amount exists.

         Selling, general, and administrative expenses were $13,523,000 or 8.3 percent of revenues for fiscal 1998 compared to $23,440,000 or 15.4 percent of sales for fiscal 1997. The decrease is due largely to the 1997 amounts charged for ERD totaling $4,985,000 as well as 1997 TechStar and Arcadia expenses of $1,823,000 for the period from December 11, 1996 to July 31, 1997. The remaining decrease in selling, general, and administrative expenses resulted in part from significantly decreased professional fees and other corporate administrative expenses due to the discontinuation of the technology group and from management's cost control and efficiency improvement efforts.

         Net interest expense for fiscal 1998 was $4,197,000, up $1,570,000 from $2,627,000 in fiscal 1997. A total of $1,169,000 of this increase was due to an increase in Western's inventory levels, particularly inventory dedicated to rentals. In addition, effective with deliveries after July 1, 1998, Case changed factory to dealer terms lowering from 3% to 2% the cash payment discount if the dealer pays for the machine outright rather than utilizing the interest-free floor planning. Western was able to take advantage of the cash discounts on a majority of its Case purchases in fiscal 1998. In June 1997, Western obtained a $75 million inventory flooring and operating line of credit facility through Deutsche Financial Services. The facility is a three-year, floating rate facility at rates as low as 50 basis points under the prime rate. Western's management has used this facility to allow Western to take advantage of more purchase discounts and to lower the overall interest rate on borrowings. Western believes that the positive impact of the discounted cost of new inventory on gross margins has more than offset the increased interest expense related to foregoing the interest-free flooring periods. The remaining increase in net interest expense of $401,000 is primarily due to decreases in interest income earned on investments as a result of lower principle invested amounts in fiscal 1998.

         Loss from discontinued operations of $4.5 million for the fiscal year ended July 31, 1998 arises from the discontinuation of the operations of the Old Connectsoft, Connectsoft, Exodus Technologies, Seattle OnLine and InterGlobe subsidiaries. Effective during the third quarter of fiscal 1998 the Company discontinued the operations of these subsidiaries. Losses of $2.3 million from the discontinued operations after the measurement date of April 30, 1998 have been offset against an anticipated gain from the sale of certain assets of Connectsoft and Old

Connectsoft to eGlobe Inc. in the amount of $3.8 million, resulting in a deferred gain of $1.5 million which will be recognized upon the close of the asset sale in the second quarter of fiscal 1999. In fiscal year ended July 31, 1997, the Company incurred a loss from discontinued operations of $16.9 million primarily comprised of $8.2 million from its Exodus subsidiary and a net loss of $3.1 million from the operations of Old ConnectSoft. In addition, the FreeAgent development and marketing activities conducted by Connectsoft incurred an additional $2.8 million of net losses in fiscal 1997. InterGlobe incurred a net loss of $2.224 million (including $1.6 million of write-offs of goodwill and investment) on total revenues of $1,040,590 and Seattle OnLine incurred a net loss of $1.575 million on total revenues of $87,000. These losses were slightly offset by tax benefits recognized of $1.0 million.

                FISCAL YEAR 1997 AS COMPARED TO FISCAL YEAR 1996
                     (RESTATED FOR DISCONTINUED OPERATIONS)


                                                                    Fiscal Year Ended July 31,
                                                    ----------------------------------------------------------------

                                                                 Percentage of                      Percentage of
                                                                    Revenues                          Revenues
                                                    1997                               1996
                                                    ----         --------------        ----         --------------
                                                    ----------------------------------------------------------------

                                                                          (In Thousands)
                                                                           (unaudited)
                                                    ----------------------------------------------------------------


Net sales..................................           $152,021            100.0%        $106,555             100.0%

Cost of goods sold.........................           $134,180             88.3%         $93,906              88.1%

Selling, general and administrative expenses           $23,440             15.4%          $9,535               8.9%

Interest expense...........................              2,627              1.7%          $1,137               1.1%

(Loss) earnings from continuing operations before income taxes and minority interest..
                                                       (8,226)            (5.4%)          $1,977               1.9%

(Benefit) provision for income taxes.......
                                                         (703)              0.5%            $890               0.8%

Minority interest in earnings of
consolidated subsidiary....................                421              0.3%            $402               0.4%



Discontinued operations and gain on sale of wholly
owned subsidiaries (net of income tax benefit of
($966) and income taxes of
$5,042, respectively)......................           (16,910)           (11.1%)         (2,520)             (2.4%)

Net loss...................................           (24,854)           (16.3%)        $(1,835)             (1.7%)

Dividend on preferred stock................              2,403              1.6%               $                 --

Net (loss) available for common shareholders
                                                      (27,257)           (17.9%)        $(1,835)             (1.7%)

Fiscal Year 1997 As Compared to Fiscal Year 1996

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

         Selling, general and administrative ("SG&A") expenses were $23.4 million (15.4% of sales) for the fiscal year ended July 31, 1997, compared to $9.5 million (8.9% of sales) for the comparative prior year period. The substantial increase in SG&A expenses of $13.9 million for the year ended July 31, 1997 were attributable to an increase at Western of $3.4 million and an increase of $5.5 million of corporate SG&A, and included the ERD bad debt of $5.0 million which had no comparable expense in 1996.

         Interest expense for the fiscal year ended July 31, 1997 was $2.627 million compared to $1.137 million for the fiscal year ended July 31, 1996, predominantly due to increased inventory carried by Western to support higher equipment sales level, including a significant investment in equipment dedicated to the rental fleet.

         The effective tax rate for fiscal 1997 was approximately 6.4%, which is lower than the 37% effective tax rate for the prior year comparative period. This decrease is a result of the recognition of a valuation allowance against the net operating loss carryforward and deferred tax assets.

         In fiscal year ended July 31, 1997, the Company incurred a loss from discontinued operations of $16.9 million comprised of $8.2 million from its Exodus subsidiary and a net loss of $3.1 million from the operations of Old ConnectSoft. In addition, the FreeAgent development and marketing activities conducted by Connectsoft incurred an additional $2.8 million of net losses in fiscal 1997. InterGlobe incurred a net loss of $2.224 million (including $1.6 million of write-offs of goodwill and investment) on total revenues of $1,040,590 and Seattle OnLine incurred a net loss of $1.575 million on total revenues of $87,000. These losses were offset by tax benefits recognized of approximately $1.0 million. Losses from discontinued operations for 1996 of $2.5 million are comprised of the gain from the sale of the manufacturing division of $7.8 million (net of tax of 5.0 million) offset by losses of Old Connectsoft from the day ended July 31, 1996 in the amount of $10,295.

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

Liquidity and Capital Resources

         General

         During the fiscal year ended July 31, 1998 the Company's cash, cash equivalents and marketable debt securities decreased by $14,491,000 primarily due to the repayment of its secured line of credit and the standby letter of credit with North Fork Bank.

         The Company's cash, cash equivalents and marketable debt securities of $7,811,000 as of July 31, 1998 and available credit facilities are considered sufficient to support current or somewhat higher levels of operations for at least the next twelve months.

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

         On October 31, 1997, the Company repaid the entire balance then due to Northfork Bank of $14,410,000. Such balance consisted of $9,999,000 under the advised line of credit and $4,411,000 under the standby letter of credit.

         Western

               Western's primary needs for liquidity and capital resources are related to its inventory for sale and its rental and lease fleet inventories, store openings, and acquisitions of additional stores. Western's primary source of internal liquidity has been its profitable operations. As more fully described below, Western's primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to Western by the manufacturers of the products Western sells, and Deutsche Financial Services ("DFS") and, with respect to acquisitions, secured loans from Case.

         Under inventory floor planning arrangements the manufacturers of products sold by Western provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At July 31, 1998, Western was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $11,038,000. As of September 30, 1998, approximately $10,836,000 was outstanding under these manufacturer provided floor plan arrangements.

         In order to take advantage of the cash discount offered by Case, to provide financing beyond the term of applicable manufacturer provided floor plan financing, or as alternatives to manufacturer provided floor plan financing arrangements, Western had entered into a separate secured floor planning line of credit with Seafirst Bank ("Seafirst"). The Seafirst line of credit was entered into in June 1994 and was renewed on September 1, 1997. This was a $22,000,000 line of credit which could be used to finance new and used equipment or equipment to be held for rental purposes. Western has had no outstanding balance on the Seafirst line of credit since March 1998. On July 1, 1998, the term of the credit line expired without renewal at the mutual agreement of Seafirst and Western.

         In June 1997, Western obtained a $75 million inventory flooring and operating line of credit through Deutsche Financial Services ("DFS"). The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Amounts are advanced against Western's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. Western expects to use this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. As of July 31, 1998, approximately $75,886,000 was outstanding under the DFS credit facility. As of September 30, 1998, approximately $67,855,000 was outstanding under this facility. At July 31, 1998, Western was in technical default of the leverage covenant in the Deutsche Financial Services Loan Agreement. Western obtained a waiver letter for the period July 31, 1998 through September 30, 1998. There is no guarantee that Deutsche Financial Services will not call this debt at any time after September 30, 1998. Western and DFS have reached preliminary agreement on increasing this credit facility to $100,000,000. Finalization of this increase is expected by November 30, 1998. Amounts owing under the DFS credit facility are secured by inventory purchases financed by DFS, as well as all proceeds from their sale or rental, including accounts receivable thereto.

         During the year ended July 31, 1998, Western's cash and cash equivalents increased by $680,000 primarily due to the increased borrowing from DFS. Western had positive cash flow from operating activities during the year of $8,342,000 reflecting net income for the year after adding back depreciation and amortization. Purchases of fixed assets during the period were related mainly to the opening of new distribution outlets and the Yukon acquisition.

Inventory; Effects of Inflation and Interest Rates; General Economic Conditions

         Distribution Business

         Controlling inventory is a key ingredient to the success of an equipment distributor because the equipment industry is characterized by long order cycles, high ticket prices, and the related exposure to "flooring" interest. Westerns interest expense may increase if inventory is too high or interest rates rise. The Company manages its inventory through company-wide information and inventory sharing systems wherein all locations have access to Western's entire inventory. In addition, Western closely monitors inventory turnover by product categories and places equipment orders based upon targeted turn ratios.

         All of the products and services provided by Western are either capital equipment or included in capital equipment, which are used in the construction, agricultural, and industrial sectors. Accordingly, Western's sales are affected by inflation or increased interest rates which tend to hold down new construction, and consequently adversely affect demand for the construction and industrial equipment sold and rented by Western. In addition, although agricultural equipment sales are less than 5% of Western's total revenues, factors adversely affecting the farming and commodity markets also can adversely affect Western's agricultural equipment related business.

         Western's business can also be affected by general economic conditions in its geographic markets as well as general national and global economic conditions that affect the construction, agricultural, and industrial sectors. An erosion in North American and/or other countries' economies could adversely affect the Company's business. Market specific factors could also adversely affect one or more of Western's target markets and/or products.

         The Technology Business

         In fiscal 1998, the Company discontinued the operations of Connectsoft, Old Connectsoft, Seattle OnLine, InterGlobe and Exodus. On July 10, 1998, the Company entered into an agreement to sell substantially all of the assets of its Connectsoft subsidiary, including the network operations center to eGlobe, Inc., formerly known as Executive TeleCard, Ltd. ("eGlobe"). As consideration for the assets, eGlobe will assume up to $4,500,000 of Connectsoft liabilities and leases, most of which have been guaranteed by the Company. Although eGlobe will be responsible for payment of those assumed liabilities, the assumption of such liabilities will not relieve the Company from its guarantees until such liabilities have been paid. The Company will also receive as additional consideration from eGlobe, on the earlier of two years from the closing of the sale or if eGlobe sells the Connecsoft business prior to two years, 7.5% of the increase in value of the Connectsoft business. The Company anticipates that the transaction will close in November 1998, however, there can be no assurance that the transaction will close in such time or at all.

         On November 4, 1997, Artour Baganov, the former principal stockholder of InterGlobe, tendered his resignation as a member of the Board of Directors of the Company and InterGlobe. The Company and InterGlobe reached an agreement on July 22, 1998 with Mr. Baganov under which he agreed to terminate his employment agreement with InterGlobe and cancel his 698,182 performance options. In consideration, the Company and InterGlobe paid Mr. Baganov an aggregate of $300,000 in full settlement of obligations under his employment agreement and released such stockholder from his non-competition agreement with InterGlobe. Mr. Baganov also agreed to vote his 550,000 shares of Company Common Stock in favor of management's nominees for election to the Company's Board of Directors.

         In September 1997, the Company agreed to pay the former principal stockholder of Seattle OnLine $1.5 million pursuant to the settlement of an arbitration proceeding brought by such stockholder in Seattle, Washington. $500,000 of such amount was paid in October 1997 and the $1.0 million balance was paid in November 1997. Under the terms of the settlement, the Company also issued warrants to purchase 150,000 shares of Company Common Stock at $6.25 per share to such person and his legal counsel. As part of the settlement, warrants to purchase 305,000 Company shares issued at the time of the acquisition of Seattle OnLine were canceled.

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

         In a related transaction, in December 1996 the Company also entered into an agreement to acquire 100% of the capital stock of Arcadia, a company formed for the purpose of providing consulting services to clients in the wireless telecommunications industry, and paid $220,000 as a deposit on execution of the Arcadia agreement. The Company completed the Arcadia acquisition in April 1997, at which time it issued an aggregate of 192,754 shares of Company Common Stock. Following the Arcadia acquisition, Arcadia was merged with and into the Company. Arcadia has had no operations, and has no material assets other than its employment relationship with Solon Kandel, its President and sole stockholder. Mr. Kandel became a director of the Company in April 1997 and subsequently resigned his directorship in August 1997 upon consummation of the IDF Merger.

         In January 1997, Sergio Luciani, a former stockholder and currently Executive Vice President and Chief Financial Officer of TechStar was appointed as a member of the Board of Directors of the Company. Mr. Luciani resigned his Company directorship upon consummation of the transaction with IDF in September 1997.

         In August 1997, the Company sold TechStar to IDF in consideration for approximately 6.1 million shares of IDF, representing approximately 63% of its outstanding common stock, before dilution resulting from completion of a $3.0 million private placement of IDF notes convertible into IDF common stock at $1.25 per share. As part of such transaction, the employment agreements and the 780,000 performance options of each of Messrs. Luciani, Moskona and Kandel were canceled, as were the 120,000 performance options granted to other TechStar employees. In addition, IDF agreed to make the $300,000 payment due in December 1999 under the TechStar Notes. Messrs. Luciani and Kandel agreed to resign as members of the Company Board of Directors and became senior executive officers of IDF.

         During the year ended July 31, 1998, IDF sold, through GV Capital Inc., a total of $3,000,000 of IDF's five year Convertible Notes convertible into IDF Series A and C Preferred Stock at $1.25 per share which were subsequently converted into 1,400,000 shares of IDF Series A Preferred Stock and 1,080,000 shares of IDF Convertible Series C Preferred stock.

         The Series A, B and C Convertible Preferred Stock of IDF have voting rights that are the same as IDF Common Stock, thus subsequent to the conversion of said Notes, the Company owns approximately 48% of the outstanding voting capital stock as of July 31, 1998. As a result of the decrease in the ownership percentage by the Company to less than 50%, the Company has accounted for the results of the operations of IDF using the equity method.

         Loss in Connection with ERD Credit Guaranty

         In September 30, 1997, ERD Waste Corp. ("ERD") filed for reorganization under Chapter 11 of the federal bankruptcy laws. In May 1996, the Company had provided ERD with a $4.4 million standby bank letter of credit in favor of Chase Bank (formerly, Chemical Bank), a senior secured creditor of ERD. In addition, in February 1997, the Company advanced $500,000 in cash to ERD. Robert M. Rubin, the Chairman and Chief Executive Officer of the Company, is also a principal stockholder and Chairman of ERD. On October 29, 1997, Chase Bank drew on the Company provided letter of credit. As a result, the Company became directly liable to Northfork Bank, the issuer of the letter of credit, for the $4.4 million amount of such draw; and on October 31, 1997 retired such obligation. Although the Company is now a creditor in the ERD reorganization, holding approximately $5.0 million of claims and holds a lien on certain ERD assets, by reason of the affiliation of Mr. Rubin with both corporations, the lien was not sustained in the reorganization proceeding resulting in the Company becoming a general unsecured creditor of ERD. Although the Company does not believe that Chase Bank acted in a commercially reasonable manner and is currently considering its legal options, as a result of the foregoing development, the Company recorded a $5.0 million net loss in connection with the ERD transaction for the year ended July 31, 1997. Mr. Rubin has personally guaranteed $1.7 million of the obligation to the Company. The matter is currently pending in the bankruptcy court. See "Executive Compensation-Compensation Committee Interlocks and Insider Participation."

Impact of the Year 2000 Issue

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Western has determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. Western presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, are not timely completed, or do not work as anticipated, the Year 2000 issue could have a material impact on the operations of Western.

         Western has a plan in place to contact all of its significant suppliers to determine the extent to which Western is vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantees that the systems of third parties on which Western's systems rely or which influence the business of Western's customers will be timely remediated, that any attempted remediation will be successful, or that such conversions would be compatible with Western's systems. Western has not yet determined the projected costs of Western's Year 2000 project and cannot yet determine whether Western has any exposure to contingencies related to the Year 2000 issue for the products it has previously sold.

         Western will utilize both internal and external resources to reprogram, or replace, and test Western's software for Year 2000 modifications. Western plans to complete its Year 2000 project by July 31, 1999. Funding for the costs of the program are anticipated to come from operating cash flows.

         Western's current plan to complete the Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and the ability to meet projected time lines. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and other uncertainties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE MARKET RISK

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                             Number
                                                                                                             ------
Financial Statements:

         Report of Independent
         Accountants..........................................................................................F - 2

         Consolidated Balance Sheets as of
         July 31, 1998 and 1997...............................................................................F - 3

         Consolidated Statements of Operations for the years
         ended July 31, 1998, 1997 and 1996...................................................................F - 4

         Consolidated Statements of Stockholders' Equity for the
         years ended July 31, 1998, 1997 and 1996.............................................................F - 5

         Consolidated Statements of Cash Flows for the years ended
         July 31, 1998, 1997 and 1996.........................................................................F - 6

         Notes to Consolidated Financial Statements...........................................................F - 7


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers, Directors and Key Employees

         The following table sets forth information with respect to directors, nominees for directors, executive officers and key employees of the Company as of November 12, 1998. There are no pending legal proceedings to which any director, nominee for director or executive officer of the Company is a party adverse to the Company.


                       Name                               Age                       Position
                      -----                              ----                       --------

Robert M. Rubin.................................           58        Chairman of the Board of Directors, President
                                                                     and Chief Executive Officer

C. Dean McLain..................................           43        Director and Executive Vice President of the
                                                                     Company; President and Chief Executive
                                                                     Officer of Western
                                                           56
Howard Katz.....................................                     Executive Vice President Chief Operating
                                                                     Officer and Director and President of
                                                                     Connectsoft

David M. Barnes.................................           55        Vice President of Finance, Chief Financial
                                                                     Officer and Director


         Robert M. Rubin. Mr. Rubin has served as the Chairman of the Board of Directors of the Company since May, 1991, and was its Chief Executive Officer from May 1991 to January 1, 1994. Between October, 1990 and January 1, 1994, Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of AUG and its subsidiaries; from January 1, 1994 to January 19, 1996, he served only as Chairman of the Board of AUG and its subsidiaries. From January 19, 1996, Mr. Rubin has served as Chairman of the Board and President and Chief Executive Officer of the Company. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986. Mr. Rubin continued as a director of SCI (now known as Olsten Corporation ("Olsten") until the latter part of 1987. Olsten, a New York Stock Exchange listed company, is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin was Chairman of the Board, Chief Executive Officer and is a stockholder of ERD Waste Technology, Inc., a diversified waste management public company specializing in the management and disposal of municipal solid waste, industrial and commercial non-hazardous waste and hazardous waste. In September 1997, ERD filed for protection under the provisions of Chapter 11 of the federal bankruptcy act. Mr. Rubin is a former director and Vice Chairman, and currently a minority stockholder, of American Complex Care, Incorporated, a public company formerly engaged in providing on-site health care services, including intra-dermal infusion therapies. In April 1995, American Complex Care, Incorporated's operating subsidiaries made assignments of their assets for the benefit of creditors without resort to bankruptcy proceedings. Mr. Rubin is also the Chairman of the Board of both Western and IDF. The Company owns approximately 60.5% of the outstanding common stock of Western and approximately 58% of the outstanding common stock of IDF. Mr. Rubin owns approximately 13% of the fully-diluted IDF common stock. Mr. Rubin is also a director and minority stockholder of Diplomat Direct Marketing Corporation, a public company principally engaged in the women's apparel catalog retailing business and Medi-Merg, Inc., a Canadian management company for hospital emergency rooms and out-patient facilities. Mr. Rubin is a minority stockholder and was a director, until he resigned in 1998, of Response USA, Inc., a public company engaged in the sale and distribution of personal emergency response systems.

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

         David M. Barnes. Mr. Barnes has been Chief Financial Officer of the Company since May 15, 1996, and Vice President Finance and director since November 8, 1996. Mr. Barnes has been a director of Consolidated Stainless, Inc., a manufacturer and distributor of stainless steel products, since June 21, 1994. From April 1990 until July 1990, Mr. Barnes also served as an officer and director of Intelcom Data Systems, Inc., which engages in the design and development of software for the foreign currency exchange and banking industries. From October 1987 until May 1989, Mr. Barnes was Vice President of Finance at U.S. Home Care Corp., a home health care provider. From April 1983 until September 1987, Mr. Barnes was Vice President of Finance and Administration of Lifetime Corporation. From 1975 to 1983, Mr. Barnes was Executive Vice President of Beefsteak Charlies, Inc. Mr. Barnes served as a Director of Universal Self Care, Inc., a distributor and retailer of products and services principally for diabetics, from May 1991 to June 1995 and since 1992 has been a Director, Executive Officer and a minority stockholder of American Complex Care, Incorporated, a public company formerly engaged in providing on-site health care services, including intradermal infusion therapies. In

April 1995, American Complex Care, Incorporated's operating subsidiaries made assignments of their assets for the benefit of creditors without resort to bankruptcy proceedings.

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth the amount of all compensation paid by the Company for services rendered during each of the three fiscal years of the
Company ended July 31, 1998, 1997 and 1996 to each of the Company's most highly compensated executive officers and key employees whose total compensation exceeded $100,000, and to all executive officers and key employees of the Company as a group.


                                                       Annual Compensation          Long Term Compensation
                                               ------------------------------------ -----------------------

                                                                 Other        Restric
                                                                Annual        -ted                 (Payouts      All Other
                                                                Com-          Stock      Options   LTIP          Com-
 Name and Principal     Year           Salary        Bonus     pensation      Awards     /SARs     Payouts       pensation
-------------------     ----          -------       ------    ----------    ----------  --------   -------      ----------
Robert M. Rubin        1998          $350,000            $0         $0          $0            0         $0           $0
Chairman, President    1997           325,000             0         $0          $0            0         $0           $0
and Chief Executive    1996           300,000        50,000         $0          $0      450,000         $0           $0
Officer



Howard Katz            1998          $197,000            --         $0          $0            0         $0           $0
Executive Vice         1997           131,968            --         $0          $0      200,000         $0           $0
President and          1996                --            --         $0          $0      150,000         $0           $0
Director

David M. Barnes        1998          $156,000            --         $0          $0            0         $0           $0
Chief Financial        1997           129,807            --         $0          $0      100,000         $0           $0
Officer and Director   1996                --            --         $0          $0      100,000         $0           $0


C.Dean McLain          1998          $280,000      $68,935          $0          $0            0         $0           $0
Executive Vice         1997           268,587       18,658          $0          $0            0         $0           $0
President and          1996           250,000       84,868          $0          $0      150,000         $0           $0
Director; Chairman &
President of Western



                               STOCK OPTION PLANS

Option Grants in Fiscal Year 1998

         No options were issued in fiscal year 1998.

         The following table provides information concerning the exercise of stock options during the last completed fiscal year by each executive officer named in the Summary Compensation Table, and the fiscal year-end value of unexercised options held by each such person.


                          Aggregated Options Exercised
                         in Last Fiscal Year and Fiscal
                             Year-End Option Values
                         --------------------------------
                                                                                                        Value of
                                                                          Number of                   Unexercised
                                                                        Unexercised                 In-the-Money
                                                                        Options/SARs                 Options/SARs
                                    Shares                               at FY-End                    at FY-End
                               Acquired on        Value                 Exercisable/                 Exercisable/
Name                          Exercise (#)     Realized                Unexercisable                Unexercisable
------                        -------------  -----------------    ----------------------          ----------------

Robert Rubin                    -0-              -0-               560,000 (exercisable)                      $0
                                                                                                   (exercisable)

Howard Katz                     -0-               -0-              316,667 (exercisable)                      $0
                                                                                                   (exercisable)

David Barnes                    -0-               -0-              158,333 (exercisable)                      $0
                                                                                                   (exercisable)

C. Dean McLain                  112,000           718,500          257,750 (exercisable)                      $0
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

         The Company hired Howard Katz as Executive Vice President effective April 15, 1996. Mr. Katz received a base salary of $185,000 per annum, payable bi-weekly. Effective July 31, 1998, Mr. Katz and the Company entered into a severance agreement which provides for payments aggregating $225,000 over a three year period and the continuation of certain benefits over the same period. Mr. Katz also continues to be a director of the Company and also supervises the operations of Connectsoft through the date of the closing of the sale of Connectsoft's assets to eGlobe.

         The Company hired David M. Barnes as its Chief Financial Officer effective May 15, 1996. Mr. Barnes received a base salary of $150,000 per annum, payable bi-weekly. Effective July 23, 1998, Mr. Barnes and the Company entered into a severance agreement which provides for payments aggregating $75,000 over a twelve month period and the continuation of certain benefits over six to twelve months. Mr. Barnes agreed to be available during a transition period on a consulting basis and is paid $75 per hour for such services. Mr. Barnes also continues to be a director of the Company.

         In December 1995, the Company amended each of its then outstanding employee stock option plans in anticipation of the consummation of the Hutchinson transaction. Under the old terms of the plans, all options granted to employees would have terminated within ninety days of such employees' termination of employment with the Company or any of its subsidiaries. As a majority of the Company's employees, other than those of Western, were to be terminated upon the consummation of the Hutchinson transaction, the Company felt that it was in its best interests to amend the Plans in order to extend the expiration dates of these options and to allow for such options to immediately vest in full upon the consummation of the Hutchinson transaction. All of the options granted under the Plans became exercisable until January 19, 1998 at which time, the options held by individuals no longer employed by the Company or its subsidiaries terminated. Options which continue to be held by Company employees shall revert back to their old vesting terms and original expiration dates. One effect of these amendments is to change the federal income tax treatment of incentive options held by non-employees of the Company. Upon exercise, these options shall be treated as non-qualified stock options for federal income tax purposes. As a result of such option exercise period extension, the Company incurred additional compensation expense for the fiscal year ended July 31, 1996 in the amount of $332,293. Such amount is equal to the product of the number of options whose exercise periods were extended and the aggregate difference between the exercise price of each extended option and the market price for a share of Company Common Stock on January 19, 1996 (the closing date of the Hutchinson Transaction, the day that the option extension became effective).

Compensation Committee Interlocks and Insider Participation

         During the fiscal year ended July 31, 1998, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") did not meet. During this time the Company's Board of Directors decided all compensation matters relating to the Company's executive officers. Mr. Rubin's annual compensation identified in the Summary Compensation Table was provided for under his employment agreements entered into in July 1991 and August 1994, and his amended and restated employment agreement dated as of June 3, 1996, which were approved by the Company's Board of Directors. In June 1995, following completion of Western's initial public offering, Mr. Rubin's 1994 employment agreement with the Company was amended to (i) eliminate his guaranteed annual bonus, and (ii) limit his annual incentive bonus to $50,000 per annum for each of fiscal years ended July 31, 1996 and 1997, and payable only in the event that the consolidated net income of the Company, excluding the net income of Western, shall exceed $1,500,000 in each of such fiscal years. Mr. Rubin also entered into a separate employment agreement with Western. See "Executive Compensation-Employment, Incentive Compensation and Termination Agreements."
Mr. McLain's annual compensation was provided for under his employment agreement dated February 12, 1993, which was approved by vote of the Company's Board of Directors. Effective as of August 1, 1995, Mr. McLain's employment agreement with the Company was terminated and he entered into an amended employment agreement with Western. See "Executive Compensation-Employment, Incentive

Compensation and Termination Agreements."

         The Company's Audit and compensation committee are comprised of Messrs. Rubin and Katz.

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

         On January 26, 1994, the Company entered into a month-to-month public relations consulting agreement with Gro-Vest Management Consultants, Inc. ("Gro-Vest Consultants"), a company one of whose principal stockholders, directors and officers is Lawrence Kaplan, who resigned as a director of the Company in 1998. Commencing on March 1, 1994, the Company became obligated to pay $3,000 per month to Gro-Vest Consultants for its services under such agreement, subject to termination of the agreement on 30 days' notice provided by either party thereto. An aggregate of $26,000 was paid to Gro-Vest Consultants in the 1997 fiscal year and none was paid in fiscal 1998.

         In June 1996, the Company agreed to loan to Mr. Rubin up to $1,200,000, at an interest rate equal to one percent above the fluctuating Prime Rate offered by Citibank, N.A. All borrowings under the loan are repayable on a demand basis, when and if requested by the Company, but in no event later than July 31, 1998. The Company agreed to waive interest on the loan from February 23, 1998 forward. Mr. Rubin's indebtedness is secured by his pledge of 150,000 shares of Company Common Stock and his collateral assignment of all payments due to him under the terms of his seven-year Consulting Agreement and

Non-Competition Agreement with Hutchinson, which currently aggregate $1,200,000.

         At the closing of the Hutchinson Transaction, the Company, Robert Rubin and Hutchinson (as guarantor) entered into a five-year Non-Competition Agreement in favor of Hutchinson and its affiliates, pursuant to which Mr. Rubin and the Company agreed not to compete with the businesses acquired in the Hutchinson transaction. Under the terms of the Non-Competition Agreement, Mr. Rubin will receive payments aggregating $200,000 over a seven year period. In addition, at the Closing, Hutchinson engaged Mr. Rubin as a consultant to provide advisory services relating to the acquired manufacturing business over a seven year period, for which services Mr. Rubin will receive payments aggregating $1,000,000. Mr. Rubin has assigned his rights to payments under the non-competition and consulting agreements to the Company in satisfaction of the $1.2 million loan which payments to the Company Mr. Rubin has guaranteed. Such assignment is subject to approval by the Company's stockholders at the next annual or special meeting.

         On February 9, 1996, the Company loaned an aggregate of $450,000 to Diplomat Direct Marketing Corporation, formerly known as Diplomat Corporation ("Diplomat") in connection with Diplomat's acquisition of Biobottoms, Inc. Diplomat is a public company of which Robert Rubin serves as a director. Before the Biobottoms transaction, Mr. Rubin held approximately 22% of Diplomat's outstanding capital stock. Such loan (i) bears interest at the prime rate of CoreStates Bank, N.A. plus 2% and is payable monthly, (ii) is subordinated to a $2,000,0000 revolving credit loan agreement between Diplomat and Congress Financial Corporation, (iii) is payable in full on or before May 4, 1996 and
(iv) is secured by a second priority lien in all of the assets of Diplomat and its wholly-owned subsidiary, Biobottoms, Inc. The loan was repaid in full in May 1996. In addition to repayment of principal and its receipt of accrued interest, the Company received a facilities fee of $50,000.

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

         On September 30, 1997, ERD filed for reorganization under Chapter 11 of the federal bankruptcy laws, and on October 29, 1997, Chase Bank drew on the Company provided letter of credit. As a result, the Company became liable to North Fork Bank, the issuer of the letter of credit, for the $4.4 million amount of such draw; which obligation the Company paid in full on October 31, 1997. As a result, the Company is now a creditor in the ERD reorganization, holding approximately $5.0 million of claims and holds a lien on certain ERD assets. However, by reason of the affiliation of Mr. Rubin with both corporations, it is possible that such lien will not be sustained in the reorganization proceeding; in which event the Company will be a general unsecured creditor of ERD. Although the Company does not believe that Chase Bank acted in a commercially reasonable manner and is currently considering its legal options, as a result of the foregoing development, the Company recorded a $5.0 million net loss in connection with the ERD transaction for the year ended July 31, 1997. In the event that the Company does not recoup any portion of such loss in connection with the ERD bankruptcy proceeding or otherwise, Mr. Rubin has personally agreed to indemnify the Company for the first $1.6 million of such loss.

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

         Robert M. Rubin is currently a director of IDF and owns 874,659 shares of IDF common stock, representing approximately 13.0% of the currently outstanding IDF common stock after giving effect to the IDF Merger, including Mr. Rubin's conversion of an $800,000 loan previously made to IDF into convertible preferred stock convertible into an additional 400,000 shares of IDF common stock. As a result of the completion of the IDF Merger, Mr. Rubin serves as Chairman of the Board of Directors of IDF and received a three year employment agreement from IDF at an annual salary of $75,000. Lawrence Kaplan, a director of the Company through June 1998, is also a member of the Board of Directors of IDF and directly and through affiliates owns an aggregate of 497,859 shares of IDF common stock. In addition, GV Capital, Inc., an affiliate of Mr. Kaplan, has acted as placement agent in connection with the IDF private placement and received additional compensation for such services, in the form of commission of 7.5%, a 2.5% non-accountable expense allowance and 180,000 shares of IDF common stock for nominal consideration.

Board Compensation Committee Report on Executive Compensation

         The Board of Directors of the Company has decided that the best way to attract and retain highly capable employees on a basis that will encourage them to perform at increasing levels of effectiveness and to use their best efforts to promote the growth and profitability of the Company and its subsidiaries, is to enter into employment agreements with its senior executive officers. During the fiscal year ended July 31, 1998, Messrs. Rubin and McLain were both under contract with the Company. This had enabled the Board to concentrate on the negotiation of particular employment contracts rather than on the formulation of more general compensation policies for all management and other personnel. Upon the effective date of the initial public offering of Western, Mr. McLain's Employment Agreement was terminated. Mr. Shahid's Employment Agreement was terminated upon consummation of the Hutchinson Transaction. See, "Employment, Incentive Compensation and Termination Agreements" above. The Company believes that its compensation levels as to all of its employees were comparable to industry standards. Currently, Mr. Rubin is the Company's only senior executive officer of the Company employed under a contract approved by the full Board of Directors. See "Executive Compensation-Employment, Incentive Compensation and Termination Agreements."

         In setting levels of compensation under such employment contracts and in approving management's compensation of all other Company employees, the Board of Directors evaluates the Company's overall profitability, the contribution of particular individuals to Company performance and industry compensation standards. A significant percentage of the compensation paid to each of Messrs. Shahid, McLain and Rubin in the past under their respective employment agreements was and is tied to the Company's achievement of prescribed levels of pre-tax income of the Company as a whole or of the subsidiary for which such executive is or was responsible. See "Executive Compensation-Employment, Incentive Compensation and Termination Agreements." The members of the Company's Board of Directors are Messrs. Robert M. Rubin,

C. Dean McLain, Howard Katz and David M. Barnes.

Compliance with Section 16(a) of the Exchange Act.

         To the knowledge of the Company, no officers, directors, beneficial owner of more than 1 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any other person subject to Section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended July 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of November 4, 1998 with respect to the beneficial ownership of the Common Stock of the Company by each beneficial owner of more than 5% of the total number of outstanding shares of the Common Stock of the Company, each director and all executive officers and directors of the Company as a group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.



                                                                                  Number of            Percentage of
          Name and Address                         Office                           Shares               Outstanding
-------------------------------------- -------------------------------    ------------------------ --------------------

Robert M. Rubin                        Director, President, Chief               782,798 (1)(2)(5)          6.7%
11130 NE 33rd Place                    Executive Officer
Bellevue, WA 98004

C. Dean McLain                         Director, Executive                      257,750(2)(3)               2.2%
4601 N.E. 77th Avenue                  Vice-President and President
Suite 200                              of Western
Vancouver, WA 98662
                                                                                316,667(4)                  2.7%
Howard Katz                            Chief Operating Officer,
11130 NE 33rd Place                    Director and President of
Bellevue, WA 98004                     Connectsoft
                                                                                158,333(4)                  1.4%
David M. Barnes                        Vice President of Finance and
11130 NE 33rd Place                    Director
Bellevue, WA 98004

Rubin Family Irrevocable                                                        1,025,000(5)                8.8%
Stock Trust
25 Highland Boulevard
Dix Hills, NY 11746

All directors and executive officers                                            1,515,548(1)(2)(3)(4)       13.0%
as a group (4 persons)

--------------

*        Less than one percent (1%)

(1) Includes non-qualified options to purchase 80,000 shares granted to Mr. Rubin at an exercise price of $3.125 per share and 126,550 shares at an exercise price of $5.125 per share issued under the Company's 1991 Stock Option Plan which are fully exercisable.

(2) Includes non-qualified options granted under the 1996 Stock Option Plan (options to acquire 353,450 shares to Mr. Rubin; options to acquire 150,000 shares to Mr. McLain). Such options were granted on April 25, 1996 at an exercise price of $3.78125 per share, the fair market value of the Common Stock on the date of option grant. Options to acquire 30,000 shares were granted to Mr. Rubin on October 4, 1996 under the 1996 Stock Option Plan. The 1996 Stock Option Plan was amended in July 1996 to make options granted under the plan exercisable without stockholder approval. Messrs. Rubin and McLain's continuing employment by the Company is governed by the terms of their employment agreements.

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

(4) Includes options to purchase 100,000 shares granted to Mr. Katz at an exercise price of $5.125 per share and options to purchase 50,000 shares granted to Mr. Katz at an exercise price of $3.78125 under the 1996 Plan which are immediately exercisable. Does not include options granted under the 1996 Stock Option Plan to Messrs. Barnes (33,334 shares at an exercise price of $3.78125 per share and 25,000 at an exercise price of $5.125 per share) and Katz (50,000 shares) at exercise price of $3.78125, respectively, which are not yet exercisable. The options issuable to each of Messrs. Barnes and Katz which are not yet exercisable are only exercisable under certain conditions related to their continued employment with the Company.

(5) Robert M. Rubin, a grantor of the Rubin Family Irrevocable Stock Trust, disclaims beneficial ownership of the shares held by the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See "Executive Compensation-Compensation Committee Interlocks and Insider Participation" and "Executive Compensation-Employment, Incentive Compensation and Termination Agreements", and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



         (a)      1.       Financial Statements.
                           Report of Independent Accountants....................................................F-2
                           Consolidated Balance Sheets as of July 31, 1998 and 1997 ............................F-3
                           Consolidated Statements of Operations
                              for the years ended July 31, 1998, 1997, and 1996.................................F-4
                           Consolidated Statements of Stockholders' Equity
                              for the years ended July 31, 1998, 1997 and 1996..................................F-5
                           Consolidated Statements of Cash Flows
                              for the years ended July 31, 1998, 1997 and 1996..................................F-6
                           Notes to Consolidated Financial Statements...........................................F-7

                  2.       Schedule II - Valuation and Qualification Accounts ..................................S-1

         (b)      Reports on Form 8-K.

                  None.

         (c)      Exhibits.



Exhibit
Number                  Description
---------               -----------


3.1                     Certificate of Incorporation of Registrant.(8)

3.2                     By-laws of Registrant. (9)

4.1                     Specimen Certificate of Common Stock. (10)

4.2                     1991 Employee Stock Option Plan. (8)

4.3                     1996 Stock Option Plan, as amended.

10.1                    Agreement of Purchase and Sale, dated December 4, 1992, by and between Case and Western
                        Power (Schedule omitted). (1)

10.2                    Employment Agreement, by and between Western Power and C. Dean McLain. (14)


10.3                    Financing Agreement with Associates Commercial Corporation and Western Power. (3)

10.4                    Asset Purchase Agreement, dated as of September 22, 1994, by and between Case and Western
                        Power (schedule omitted). (4)

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

10.10                   GCS Acquisition Agreement with Western Power. (14)

10.11                   Amended and Restated Employment Agreement with Robert M. Rubin. (11)

10.12                   Asset Purchase Agreement, dated as of November 22, 1995, by and among Hutchinson
                        Corporation, American United Global, Inc. ("AUGI"), AUG California, Inc. ("AUG-Ca"),
                        American United Products, Inc. ("AUP"), and American United Seal, Inc. ("AUS") (Schedules
                        and Exhibits omitted). (12)

10.13                   Non-Competition Agreement, dated Janaury 19, 1996, among Hutchinson Seal Corporation,
                        AUGI, AUG-Ca, AUP and AUS. (12)

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



10.15                   Agreement of Hutchinson Corporation to guaranty payments under Non-Competition and
                        Consulting Agreements. (12)

10.16                   Consulting Agreement, dated January 19, 1996, between Hutchinson Seal Corporation and
                        Robert M. Rubin. (12)

10.17                   $2,625,000 Purchase Note from N O-Ring Corporation to AUGI. (12)

10.18                   $1,050,000 Purchase Note from Stillman Seal Corporation to AUGI. (12)

10.19                   Guaranty of Hutchinson Corporation of the Purchase Notes, aggregating $3,675,000 of
                        National O-Ring Corporation and Stillman Seal Corporation. (12)

10.20                   January 19, 1996, amendment to certain provisions of Asset Purchase Agreement. (12)

10.21                   Agreement and Plan of Merger, dated June 28, 1996, by and among AUGI, ConnectSoft, Inc., and certain shareholders of ConnectSoft, Inc. (without exhibits). (13)

10.24                   Agreement of Plan and Merger, by and among American United Global, Inc. ("AUGI"), BTS
                        Acquisition Corp., Broadcast Tower Sites, Inc., Simantov Moskona and Sergio Luciani, dated
                        December 11, 1996 (Incorporated by reference from the
                        Company's Form 8-K filed December 24, 1996).

10.25                   Agreement of Plan of Merger, dated July 31, 1997, between American United Global, Inc.,
                        IDF International, Inc. and TechStar Communications, Inc. (without exhibits) (15)

10.26                   Asset Purchase Agreement, dated January 17, 1997, among Sahlberg Equipment, Inc., John
                        Sahlberg and Robert Sahlberg, R&J Partners and Western Power & Equipment Corp.
                        (Incorporated by reference from Western Power and
                        Equipment Corp.'s Form 8-K filed February 3, 1997 (File
                        No. 0-26230)).

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

10.29                   Asset Purchase Agreement between eGlobe, Inc. (fka Executive Telecard Ltd.) and American
                        United Global, Inc., et al, dated on July 10, 1998.*

10.30                   Commercial Lease dated June 1, 1997, between McLain-Rubin Realty Company II, LLC and
                        Western Power & Equipment Corp. for Kent, Washington Facility. (16)

10.31                   Asset Purchase Agreement, dated December 11, 1997, between Case Corporation and Western
                        Power & Equipment Corp. and McLain-Rubin Realty Company III, LLC.(16)

10.32                   Employment Agreement, by and between Western Power & Equipment Corp. and C. Dean McLain dated January 1, 1998.(16)

10.33                   Consulting Agreement, by and between Western Power & Equipment Corp. and Robert M.
                        Rubin.(16)

22.                     Subsidiaries of the Company.


27.                     Financial Data Schedule.

---------------


(1) Filed as an Exhibit to the Current Report on Form 8-K of American United Global, Inc. ("AUGI"), as filed on December 19, 1992 and incorporated herein by reference thereto.

(2) Filed as an Exhibit to the AUGI Annual Report on Form 10-K, as filed on October 29, 1993 and incorporated herein by reference thereto.

(3) Filed as an Exhibit to Amendment No. 1 to AUGI's Registration Statement on Form S-1, filed on February 1, 1994 and incorporated herein by reference thereto. (Registration No. 33-72556).

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

(9) Filed as an Exhibit to the definitive Proxy Materials of Alrom Corp., a New York corporation, as filed on December 10, 1991.

(10) Filed as an Exhibit to AUGI's Registration Statement on Form S-18 (Registration No. 3303330 81-NY) and incorporated herein by reference thereto.

(11) Filed as on Exhibit to AUGI's Preliminary Proxy Materials filed 1996 Annual Meeting on June 27, 1996.

(12) Filed as an Exhibit to AUGI's Current Report on Form 8-K, dated February 2, 1996.

(13) Filed as an Exhibit to AUGI's Current Report on Form 8-K, dated July 24, 1996.

(14) Filed as an Exhibit to Western Power Report on Form 10-K for fiscal year ended July 31, 1996.

(15) Filed as an Exhibit to AUGI's Annual Report on Form 10-K for fiscal year ended July 31, 1997.

(16) Filed as an Exhibit to Western Power Report on Form 10-K for fiscal year ended July 31, 1998.

*        Filed herewith

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 1998


                                                  AMERICAN UNITED GLOBAL, INC.


                                                   By:./s/Robert M. Rubin
                                                      ------------------------
                                                      Robert M. Rubin, Chairman

         In accordance with the Securities and Exchange Commission, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Signature                                Title                                 Date
---------                                -----                                 ----
/s/ Robert M. Rubin                      Chairman of the Board, Chief          November 10, 1998
------------------------------           Executive Officer and Director
Robert M. Rubin

/s/ C. Dean McLain                       Executive Vice President and          November 10, 1998
-------------------------------          Director
C. Dean McLain

/s/ David M. Barnes                      Vice President--Finance and Chief     November 10, 1998
-------------------------------          Financial and Chief Accounting
David M. Barnes                          Officer


/s/ Howard Katz                          Executive Vice President and          November 10, 1998
------------------------------           Director
Howard Katz


                                      68

                          AMERICAN UNITED GLOBAL, INC.

                              FINANCIAL STATEMENTS


                                      INDEX



                                                              Page
                                                             ------
Report of Independent Accountants .......................     F-2

Consolidated Balance Sheets .............................     F-3

Consolidated Statements of Operations ...................     F-4

Consolidated Statements of Shareholders' Equity .........     F-5

Consolidated Statements of Cash Flows ...................     F-6

Notes to Consolidated Financial Statements ..............     F-7


                                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
American United Global, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 63 present fairly, in all material respects, the financial position of American United Global, Inc. and its subsidiaries at July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP


Portland, Oregon
November 11, 1998

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS


                                                                                                      JULY 31,
                                                                                           -------------------------------
                                                                                                 1998            1997
                                                                                           --------------  ---------------
                                         ASSETS
Current assets:
  Cash and cash equivalents ............................................................   $   3,362,000    $  12,284,000
   Investment in marketable debt securities ............................................       4,449,000       10,018,000
   Trade accounts receivable, less allowance for doubtful accounts of $726,000 and
     $807,000, respectively ............................................................      23,708,000       12,473,000
   Notes receivable from shareholder (Note 14) .........................................              --        1,238,000
   Inventories (Note 4) ................................................................      73,491,000       64,918,000
   Prepaid expenses and other receivables ..............................................         287,000          357,000
   Deferred tax asset (Note 7) .........................................................       1,298,000          936,000
   Notes receivable (Note 14 and 9) ....................................................       1,200,000        3,503,000
                                                                                           -------------    -------------
       Total current assets ............................................................     107,795,000      105,727,000

   Property and equipment, net (Note 5) ................................................       8,695,000        9,530,000
   Rental equipment fleet, net (Note 5) ................................................      23,080,000       18,452,000
   Leased equipment fleet, net (Note 5) ................................................       2,760,000             --
   Intangibles and other assets, net of accumulated amortization of $1,263,000 and
     $1,460,000, respectively (Note 12) ................................................       3,613,000        8,582,000
   Investment in unconsolidated subsidiary (Note 3) ....................................         961,000             --
   Deferred tax asset (Note 7) .........................................................            --          2,432,000
                                                                                           -------------    -------------
                                                                                           $ 146,904,000    $ 144,723,000
                                                                                           -------------    -------------
                                                                                           -------------    -------------
                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Borrowings under floor financing lines (Note 6) .....................................   $  11,038,000    $  55,490,000
   Short-term borrowings (Note 6) ......................................................      76,769,000       11,751,000
   Current portion of capital lease obligations (Note 10) ..............................          67,000          412,000
   Accounts payable ....................................................................      18,027,000       20,150,000
   Accrued liabilities .................................................................       5,336,000       12,583,000
   Income taxes payable (Note 7) .......................................................       1,050,000        1,924,000
   Net liabilities of discontinued operations (Note 9) ...................................     1,480,000             --
   Deferred revenue ....................................................................            --            950,000
                                                                                           -------------    -------------

       Total current liabilities .......................................................     113,767,000      103,260,000

Long-term borrowings (Note 6) ..........................................................       1,156,000        3,456,000
Capital lease obligations, net of current portion (Note 10) ............................       2,827,000        4,026,000
Deferred taxes (Note 7) ................................................................         690,000             --
Deferred lease income ..................................................................       3,474,000             --
                                                                                           -------------    -------------

       Total liabilities ...............................................................     121,914,000      110,742,000
                                                                                           -------------    -------------
Minority interest ......................................................................       9,128,000        9,880,000
                                                                                           -------------    -------------
Commitments and contingencies (Note 10)

Shareholders' equity (Notes 8 and 11):
   Preferred stock, 12.5% cumulative, $1.00 per share liquidation value, $.01 par
     value; 1,200,000 shares authorized; none issued and outstanding ...................            --               --
   Series B-1 convertible preferred stock, convertible to common, $3.50 per share liquidation value, $.01 par value; 1,000,000 shares authorized; 723,862 and 976,539
     shares issued and outstanding, respectively .......................................           7,000           10,000
   Series B-2 7% convertible preferred stock; convertible into common,
     $25 per share liquidation value, 500,000 shares authorized,
     120,000 shares issued and outstanding in 1997 .....................................            --              1,000
   Common stock, $.01 par value; 20,000,000 shares authorized; 11,617,286 and 10,427,208
     shares issued and outstanding, respectively .......................................         116,000          104,000
   Additional contributed capital ......................................................      49,954,000       48,782,000
   Deferred compensation ...............................................................            --           (196,000)
   Accumulated deficit .................................................................     (34,215,000)     (24,600,000)
                                                                                           -------------    -------------
       Total shareholders' equity ......................................................      15,862,000       24,101,000
                                                                                           -------------    -------------
                                                                                           $ 146,904,000    $ 144,723,000
                                                                                           -------------    -------------
                                                                                           -------------    -------------


         The accompanying notes are an integral part of this statement.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        YEAR ENDED JULY 31,
                                                                           --------------------------------------------
                                                                                1998           1997            1996
                                                                           -------------  --------------  -------------
Net revenue..............................................................  $ 163,478,000  $  152,021,000  $ 106,555,000
Cost of revenue..........................................................    144,302,000     134,180,000     93,906,000
                                                                           -------------  --------------  -------------

       Gross profit......................................................     19,176,000      17,841,000     12,649,000

Selling, general and administrative expenses.............................     13,523,000      23,440,000      9,535,000
                                                                           -------------  --------------  -------------

       Operating income (loss)...........................................      5,653,000      (5,599,000)     3,114,000

Interest expense, net....................................................      4,197,000       2,627,000      1,137,000
                                                                           -------------  --------------  -------------

Income (loss) from continuing operations before income taxes, equity
       in loss of unconsolidated subsidiary and minority interest........      1,456,000      (8,226,000)     1,977,000

Provision (benefit) for income taxes (Note 7)............................      1,354,000        (703,000)       890,000
Equity in loss of unconsolidated subsidiary..............................      4,730,000          -              -
Gain on sale of subsidiary...............................................       (220,000)         -              -
Minority interest in earnings of consolidated subsidiaries...............        713,000         421,000        402,000
                                                                           -------------  --------------  -------------

       Income (loss) from continuing operations .........................     (5,121,000)     (7,944,000)       685,000
                                                                           -------------- --------------  -------------

Discontinued operations, net of taxes (Note 9):
   Loss from operations, (net of tax benefit of $1,423,000 in 1998 and
   $966,000 in 1997).....................................................     (4,470,000)    (16,910,000)    (9,980,000)
   Gain on disposal (net of tax of $5,042,000 in 1996)...................         -               -           7,460,000
                                                                           -------------  --------------  -------------

                                                                              (4,470,000)    (16,910,000)    (2,520,000)
                                                                           -------------- --------------- --------------

Net loss ................................................................     (9,591,000)    (24,854,000)    (1,835,000)
Dividends on preferred stock.............................................        (24,000)     (2,403,000)         -
                                                                           -------------- --------------- -------------

Net loss available for common shareholders...............................  $  (9,615,000) $  (27,257,000) $  (1,835,000)
                                                                           -------------  --------------  -------------
                                                                           -------------  --------------  -------------

Basic and diluted earnings (loss) per share:
   (Loss) earnings from continuing operations............................  $       (0.45) $       (1.05)  $         .12
   Loss from discontinued operations.....................................          (0.40)         (1.70)           (.44)
                                                                           -------------- --------------  --------------

Basic and diluted loss per share.........................................  $       (0.85) $       (2.75)  $        (.32)
                                                                           -------------  --------------  -------------
                                                                           -------------  --------------  -------------

Weighted average number of shares........................................     11,311,791       9,919,626      5,810,526
                                                                           -------------  --------------  -------------
                                                                           -------------  --------------  -------------


         The accompanying notes are an integral part of this statement.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                     PREFERRED STOCK                 COMMON STOCK
                                                               --------------------------   ------------------------------
                                                                NUMBER OF                      NUMBER OF
                                                                 SHARES          AMOUNT          SHARES          AMOUNT
                                                               ------------   -----------   ---------------  -------------
Balance at July 31, 1995..................................        -              -             5,655,000         57,000
Net loss .................................................
Issuance of common shares as compensation.................                                        12,000
Stock issued under stock option plans and warrants........                                       600,000          6,000
Tax benefit related to stock option plans and warrants....
Deferred compensation.....................................
Stock option compensation.................................
Net collection on note receivable from shareholder........
                                                            -------------  -------------  --------------  -------------
Balance at July 31, 1996..................................        -              -             6,267,000         63,000
Net loss .................................................
Dividend on preferred stock...............................
Issuance of common shares.................................                                     1,886,000         19,000
Issuance of preferred stock...............................      1,377,000         14,000
Conversion of preferred stock to common...................       (280,000)        (3,000)      2,031,000         20,000
Tax benefit related to stock option plans and warrants....
Amortization of deferred compensation.....................
Exercise of stock options.................................                                       243,000          2,000
Stock options issued to non-employees.....................
Warrants issued in connection with acquisition............
                                                            -------------  -------------  --------------  -------------
Balance at July 31, 1997..................................      1,097,000         11,000      10,427,000        104,000
Net loss .................................................
Dividend on preferred stock...............................
Issuance of common shares.................................                                       250,000          3,000
Conversion of preferred stock to common...................       (373,000)        (4,000)        838,000          8,000
Amortization of deferred compensation.....................
Exercise of stock options.................................                                       102,000          1,000
                                                            -------------  -------------  --------------  -------------

Balance at July 31, 1998..................................        724,000  $       7,000      11,617,000  $     116,000
                                                            -------------  -------------  --------------  -------------
                                                            -------------  -------------  --------------  -------------



                                                               ADDITIONAL                      RETAINED         TOTAL
                                                               CONTRIBUTED                     EARNINGS      SHAREHOLDERS'
                                                                 CAPITAL          OTHER        (DEFICIT)       EQUITY
                                                            -------------  -------------  --------------  ----------------
Balance at July 31, 1995..................................     15,889,000       (184,000)      4,492,000     20,254,000
Net loss .................................................                                    (1,835,000)    (1,835,000)
Issuance of common shares as compensation.................         15,000                                        15,000
Stock issued under stock option plans and warrants........      1,770,000                                     1,776,000
Tax benefit related to stock option plans and warrants....        510,000                                       510,000
Deferred compensation.....................................                      (500,000)                      (500,000)
Stock option compensation.................................      2,470,000       (293,000)                     2,177,000
Net collection on note receivable from shareholder........                       184,000                        184,000
                                                            -------------  -------------  --------------  -------------

Balance at July 31, 1996..................................     20,654,000       (793,000)      2,657,000     22,581,000
Net loss .................................................                                   (24,854,000)   (24,854,000)
Dividend on preferred stock...............................      2,286,000                     (2,403,000)      (117,000)
Issuance of common stock..................................      8,525,000                                     8,544,000
Issuance of preferred stock...............................     15,411,000                                    15,425,000
Conversion of preferred stock to common...................        (17,000)
Tax benefit related to stock option plans and warrants....        356,000                                       356,000
Amortization of deferred compensation.....................                       597,000                        597,000
Exercise of stock options.................................        854,000                                       856,000
Stock options issued to non-employees.....................        571,000                                       571,000
Warrants issued in connection with acquisition............        142,000                                       142,000
                                                            -------------  -------------  --------------  -------------

Balance at July 31, 1997..................................     48,782,000       (196,000)    (24,600,000)    24,101,000

Net loss .................................................                                    (9,591,000)    (9,591,000)
Dividend on preferred stock...............................        141,000                        (24,000)       117,000
Issuance of common stock..................................        473,000                                       476,000
Conversion of preferred stock to common...................         (4,000)                                         -
Amortization of deferred compensation.....................                       196,000                        196,000
Exercise of stock options.................................        562,000                                       563,000
                                                            -------------  -------------  --------------  -------------

Balance at July 31, 1998..................................  $  49,954,000  $      -       $  (34,215,000) $  15,862,000
                                                            -------------  -------------  --------------  -------------
                                                            -------------  -------------  --------------  -------------


         The accompanying notes are an integral part of this statement.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        YEAR ENDED JULY 31,
                                                                           ----------------------------------------------
                                                                                 1998            1997            1996
                                                                           -------------  ---------------  --------------
Cash flows from operating activities:
   Net loss from continuing operations...................................  $  (5,121,000) $   (7,944,000) $     685,000
   Net loss from discontinued operations ................................     (4,470,000)    (16,910,000)    (2,520,000)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.......................................      1,448,000       2,646,000        891,000
     Long-term asset impairment..........................................          -           5,725,000         -
     Gain on sale of equity securities...................................          -              -             (34,000)
     Loss on settlement..................................................          -           1,800,000         -
     Loss on standby letter of credit....................................          -           4,985,000         -
     Amortization of deferred compensation...............................        196,000         597,000         -
     Gain on disposal of business........................................       (220,000)         -          (7,460,000)
     Deferred tax provision..............................................           -            (11,000)      (781,000)
     Income applicable to minority interest..............................        713,000         421,000        402,000
     Undistributed loss of affiliate.....................................      4,730,000           -              -
     Purchased research and development..................................           -              -         10,033,000
Stock option compensation................................................           -            271,000      1,671,000
     Imputed interest....................................................           -            305,000        161,000
     Change in assets and liabilities, net of effects of acquisition and dispositions:
       Trade accounts receivable.........................................    (10,584,000)     (7,255,000)      (275,000)
       Inventories.......................................................     (2,280,000)    (17,673,000)   (12,840,000)
       Notes receivable..................................................      3,503,000          -               -
       Intangible and other assets.......................................      1,638,000          -            (686,000)
       Prepaid expenses and other receivable.............................         70,000      (1,646,000)       571,000
       Accounts payable..................................................     (2,122,000)     14,181,000        143,000
       Accrued liabilities...............................................     (5,462,000)      6,588,000      2,026,000
       Income taxes payable..............................................     (2,254,000)     (3,329,000)      (165,000)
       Change in deferred revenue........................................       (950,000)        950,000         -
       Change in deferred gain on disposition of Technology Group........      1,480,000          -               -
       Borrowings under term loans.......................................     67,179,000         242,000      1,268,000
       Inventory floor financing.........................................    (47,246,000)      1,126,000     12,411,000
       Other.............................................................          -              -            (496,000)
                                                                           -------------  --------------  --------------

       Net cash provided by (used in) operating activities...............        248,000     (14,931,000)     5,005,000
                                                                           -------------  --------------- --------------

Cash flows from investing activities:
   Proceeds from sale of fixed assets....................................         -               -           2,075,000
   Proceeds from sale of business, net...................................         -               -          19,099,000
   Purchase of property and equipment....................................     (6,332,000)     (1,222,000)      (695,000)
   Purchase of equity securities.........................................         -               -          (1,051,000)
   Proceeds from sale of equity securities...............................         -               -           1,085,000
   Sale (purchase) of debt securities....................................      5,569,000      (3,750,000)    (6,268,000)
   Advances to ConnectSoft, Inc. prior to acquisition....................         -               -          (3,289,000)
   Acquisition of businesses, net of cash acquired.......................         -           (1,497,000)    (2,342,000)
                                                                           -------------  --------------  -------------

       Net cash (used in) provided by investing activities...............       (763,000)     (6,469,000)     8,614,000
                                                                           -------------- --------------  -------------

Cash flows from financing activities
   Net borrowings (payments) under revolving credit agreements...........     (7,323,000)      7,287,000     (2,805,000)
   Principal payments under capitalized lease obligations................       (348,000)       (327,000)       (62,000)
   Proceeds from sale of stock...........................................        480,000       9,182,000         -
   Subsidiary purchase of treasury stock.................................     (1,816,000)         -              -
   Decrease in receivable from underwriter...............................           -             -           1,102,000
   Exercise of stock options.............................................        562,000         856,000      1,776,000
   Collections (increase) of notes receivable from shareholder, net......         38,000        (400,000)      (688,000)
                                                                           -------------  --------------  --------------
       Net cash (used in) provided by financing activities...............     (8,407,000)     16,598,000       (677,000)
                                                                           -------------- --------------  -------------

Net (decrease)increase in cash and cash equivalents......................     (8,922,000)     (4,802,000)    12,942,000
Cash and cash equivalents beginning of year..............................     12,284,000      17,086,000      4,144,000
                                                                           -------------  --------------  -------------

Cash and cash equivalents end of year....................................  $   3,362,000  $   12,284,000  $  17,086,000
                                                                           -------------  --------------  --------------
                                                                           -------------  --------------  --------------


         The accompanying notes are an integral part of this statement.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS

         American United Global, Inc., a Delaware corporation (the "Company") is engaged, through its operating subsidiary, in the distribution business.

         The Company's distribution group consists of its 60.5% owned subsidiary, Western Power & Equipment Corp. ("Western"). Western operates as a retail distributor for the sale, servicing and leasing of light, medium and heavy construction equipment and related parts. These sales are conducted from 27 regional distribution operations owned by Western located in the states of Washington, Oregon, California, Alaska and Nevada. A majority of this equipment is manufactured by Case Corporation ("Case").

         The Company is also involved in the construction and wireless communications consulting business through a minority owned subsidiary, IDF International, Inc. ("IDF"). TechStar Communications, Inc. ("TechStar") a wholly owned subsidiary of IDF, provides consulting services to the wireless communications industry in the form of network hardware acquisition, zoning, architectural and engineering consulting services. As discussed in Note 3, on August 1, 1997 the Company merged TechStar into IDF International, Inc. ("IDF") in a reverse triangular merger, resulting in the Company owning approximately 58% of IDF. IDF, through its Heyden/Wegman, Inc. subsidiary ("Heyden Wegman") provides general construction and engineering services to municipalities and private industry. During the year ended July 31, 1998 IDF sold equity securities that reduced the Company's percentage ownership of IDF voting shares to approximately 47.6%. As a result, the results of IDF are accounted for using the equity method effective August 1, 1997.

         The Company had been engaged in the technology business through subsidiaries, which provided telecommunications products and services, a proprietary intelligent communications system, as well as software and networking products. Such products and services were provided by the Company's wholly and majority owned subsidiaries as follows:

         Connectsoft Communications Corp. ("CCC"), a wholly owned subsidiary is developing a telephony server product that reads email and select web content over the telephone which is being marketed under the name "Vogo Server". See Note 9.

         Exodus Technologies, Inc., an 80.4%-owned subsidiary, had developed a proprietary application server software, marketed as NTERPRISE, allows users to run Windows application server software programs designed for Microsoft Windows NT operating system on users' existing Unix workstations.

         InterGlobe Networks, Inc. provided network consulting services and managed a network operations center providing internet connectivity services.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The technology business has been accounted for as discontinued operations for the years ending July 31, 1998, 1997 and 1996. See Note 9.

         The Company had also been engaged in a manufacturing business consisting of two units, National O-Ring, which manufactured and distributed a full range of standard-size, low-cost, synthetic rubber o-ring sealing devices for use in automotive and industrial applications, and Stillman Seal, which specialized in the design, manufacture and distribution of rubber-to-metal bonded sealing devices and molded rubber shapes for use in commercial aerospace, defense and communications industry applications (collectively the "Manufacturing Group"). The Manufacturing Group was sold pursuant to the terms of an Asset Purchase Agreement dated as of November 22, 1995. The effect of the sale on the results of operations of the Company has been included in discontinued operations in the accompanying consolidated statements of operations for the year ended July 31, 1996 as more fully described in Note 9.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share of the equity of Western, which was 39.5% and 43.4% at July 31, 1998 and 1997, respectively.

         Cash Equivalents

         For financial reporting purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Inventory Valuation

         Inventories are stated at the lower of cost or market. Cost is determined based upon the first-in, first-out method for parts inventory and the specific identification for equipment inventories.


         Investment Securities

         Investments in marketable debt securities represent primarily treasury notes and are carried at market value as these investments have been classified as available for sale securities at July 31, 1998 and 1997.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


         Property and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 20 years. Expenditures for replacements and major improvements are capitalized. Repairs and maintenance costs are expensed as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts; any gain or loss thereon is included in the results of operations.



         Intangible Assets and Investment in Unconsolidated Subsidiary

         Intangible assets acquired in business acquisitions such as goodwill, and noncompete agreements represent value to the Company. Intangibles are amortized using the straight-line method over the assets' estimated useful lives ranging from 2 to 40 years. Such lives are based on the factors influencing the acquisition decision and on industry practice.

         The carrying value of intangible assets is assessed for any permanent impairment by evaluating the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of the expected future net cash flows is less than book value.

         Investments in unconsolidated subsidiary represents the Company's 47.6% ownership in IDF International, Inc. ("IDF"). Net loss for IDF for the year ended July 31, 1998 was $9,930,000 including the impairment of goodwill in the amount of $7,500,000. Accordingly, the Company reduced its investment in unconsolidated subsidiary by $4,727,000 representing the Company's share of such loss during the year ended July 31, 1998.

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


         Advertising Expense

         The Company expenses all advertising costs as incurred. Total advertising expense for the years ended July 31, 1998, 1997 and 1996 was $434,000, $501,000 and $263,000, respectively.

         Fair Value of Financial Instruments

         The carrying amount of cash and cash equivalents, accounts receivable, short term borrowings, accounts payable and accrued liabilities as presented in the consolidated financial statements approximates fair value based on the short-term nature of these instruments. The recorded amount of long-term debt approximates fair value as the actual interest rates approximate current competitive rates. The fair value of marketable debt securities held approximates the carrying value at July 31, 1998 and 1997.

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

         Employee Stock Options

         The Company accounts for stock based employee compensation plans under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This standard defines a fair value-based method of accounting for these equity instruments. This method measures compensation cost based on the value of the award and recognizes that cost over the service period. The Company elected to continue using the rules of APB Opinion No. 25 and provides pro forma disclosures of net income
(loss) and earning per share as if Statement No. 123 had been applied.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


         Earnings Per Share

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share" has been adopted by the Company during fiscal 1998. Applying the provisions of the statement had no material effect on the Company's earnings per share computations for the years ending July 31, 1998, 1997 and 1996.

         The following table sets forth the computations of basic and fully diluted earnings per share for the years ending July 31, 1998, 1997 and 1996:


                                                                                      YEAR ENDED JULY 31,
                                                                     -------------------------------------------------
                                                                          1998               1997            1996
                                                                     ---------------  ---------------   --------------
Numerators:
  Net (loss) income from continuing operations....................   $    (5,121,000) $    (7,944,000)  $   685,000
  Dividend on preferred stock.....................................           (24,000)      (2,403,000)          -
                                                                     ----------------      -----------  --------------
  Net loss after preferred dividends..............................        (5,145,000)     (10,347,000)      685,000

  Discontinued operations.........................................        (4,470,000)     (16,910,000)   (2,520,000)
                                                                          -----------     ------------   -------------

  Net loss .......................................................        (9,615,000)     (27,257,000)   (1,835,000)


Denominator:
 Denominator for basic and diluted earnings per share -
  Weighted average outstanding shares.............................        11,311,791        9,919,626     5,810,526
                                                                     ---------------     ------------    ------------
Basic and diluted earnings (loss) per share:

Income (loss) from continuing operations..........................             (0.45)          (1.05)          0.12
Loss from discontinued operations.................................             (0.40)          (1.70)         (0.44)
                                                                     ---------------- ---------------   --------------
Basic and diluted net loss per share..............................   $         (0.85) $         (2.75)  $       (0.32)
                                                                     ---------------- ---------------   --------------
                                                                     ---------------- ---------------   --------------


         Diluted and basic earnings per share are the same, since the inclusion of common stock equivalents in the computation would be antidilutive.

Recent Accounting Pronouncements

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

Reclassifications

         Certain reclassifications have been made to the fiscal year 1997 and 1996 financial statements to conform to the financial statement presentation for fiscal 1998. Such reclassifications have had no effect on the Company's net loss or shareholders' equity.

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

         On January 17, 1997, Western acquired the operating assets of Sahlberg Equipment, Inc. ("Sahlberg"), a four-store Northwest distributor of noncompeting lines of equipment with facilities in Kent, Washington; Portland, Oregon; Spokane, Washington; and Anchorage, Alaska. The purchase price for the assets of Sahlberg was approximately $5,290,000, consisting of approximately $3,844,000 for equipment inventory, $797,000 for parts inventories, 625,000 for fixed assets and $24,000 for work in process. The acquisition has been accounted for as a purchase.

         On December 11, 1997, Western acquired substantially all of the operating assets used by Case in connection with its business of servicing and distributing Case agricultural equipment at a facility located in Yuba City, California. The acquisition was consummated for approximately $142,000 in cash, $628,000 in installment notes payable to Case and the assumption of $1,175,000 in inventory floor plan debt with Case and its affiliates. The acquisition was accounted for as a purchase.


         On April 30, 1998 Western acquired substantially all of the operating assets of Yukon Equipment, Inc. (Yukon) in connection with Yukon's business of servicing and distributing construction, industrial, and agricultural equipment in Alaska. Yukon has facilities in Anchorage, Fairbanks and Juneau, Alaska. The acquisition was consummated for approximately $4,766,000 in cash, the assumption of approximately $2,786,000 in floor plan debt with Case and its affiliates, and 50,000 shares of Western's common stock. The acquisition was accounted for as a purchase.


Technology acquisitions

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

         Subsequent to acquisition, the Company changed the name of BTS to TechStar Communications, Inc. ("TechStar").

         A summary of the purchase price paid is as follows:

         Cash paid...........................................................................  $            780,000
         Value of common stock...............................................................             2,891,000
         Promissory Notes given..............................................................               600,000
         Costs of acquisition................................................................               155,000
         Liabilities assumed.................................................................               941,000
                                                                                               --------------------
         COST OF ASSETS ACQUIRED.............................................................  $          5,367,000
                                                                                               --------------------
                                                                                               --------------------


         During August 1997 the Company merged TechStar into IDF, pursuant to an agreement and plan of merger dated July 31, 1997 among the Company, IDF and an acquisition subsidiary of IDF (the "IDF Merger Agreement"). Upon Consummation of the transaction, the Company received 6,171,553 shares of IDF common stock, representing approximately 63% of the then outstanding shares and approximately 58% of the fully diluted outstanding IDF common stock, as a result of which, the Company was deemed to have acquired IDF. In connection with the transaction,(i) all options granted by the Company under employment agreements entitling Messrs. Kandel, Luciani and Moskona to purchase an aggregate of 780,000 shares of the Company's common stock, and all additional authorized but ungranted employee stock options for 120,000 shares were cancelled, (ii) Messrs. Kandel and Luciani tendered their resignations as directors of the Company, (iii) each of Messrs. Kandel, Luciani and Moskona publicly sold all but 174,900 of their remaining shares of

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       ACQUISITIONS (continued)

Company stock and utilized $600,000 of the net proceeds to invest in convertible securities of IDF.

         Messrs. Kandel, Luciani and Moskona are the senior executives and officers of IDF and have each entered into employment agreements with IDF expiring November 30, 2000. In September 1998 Messrs. Luciani tendered his resignation with IDF. Pursuant to such agreements, Messrs. Kandel, Luciani and Moskona are entitled to receive, in addition to their base salaries and annual bonuses, options to acquire IDF shares which vest based upon IDF and its consolidating subsidiaries, including TechStar and Heyden Wegman, achieving all or certain pro-rated portions of annual pre-tax income targets in each of fiscal years ending July 31, 1998, 1999 and 2000. In the event that any or all of such IDF Options do not vest, the number of shares of IDF common stock that would have been issued upon the exercise of such IDF Options shall be issued to the Company as additional merger consideration.

         Messrs. Robert M. Rubin and Lawrence Kaplan, the Chief Executive Officer and Chairman of the Board and a Former Director of the Company, respectively, are also principal stockholders and members of the board of directors of IDF and were such prior to the consummation of the IDF merger. Pursuant to the terms of the IDF Merger Agreement, Mr. Rubin converted an $800,000 loan previously made to IDF into Preferred Series B stock of IDF which is convertible into 400,000 shares of IDF common stock. In addition, through GV Capital Inc., an affiliate of Mr. Kaplan, IDF offered $3,000,000 of five year, 8.0% notes convertible into IDF Series A Convertible Preferred Stock at 1.25 per share. $600,000 of such notes were purchased by Messrs. Kandel, Luciani and Moskona. Mr. Kaplan's affiliate received separate compensation for acting as placement agent in connection with such private offering of IDF securities.

         During the year ended July 31, 1998, IDF sold, through GV Capital Inc., a total of $3,000,000 of IDF's five year Convertible Notes convertible into IDF Series A and C Preferred Stock at $1.25 per share which were subsequently converted into 1,400,000 shares of IDF Series A Preferred Stock and 1,080,000 shares of IDF Convertible Series C Preferred stock.

         The Series A, B and C Convertible Preferred Stock of IDF have voting rights that are the same as IDF Common Stock, thus subsequent to the conversion of said Notes, the Company owns approximately 48% of the voting capital stock as of July 31, 1998. As a result of the decrease in the ownership percentage by the Company to less than 50%, the Company has accounted for the results of the operations of IDF using the equity method of accounting effective as of August 1, 1997.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       ACQUISITIONS (CONTINUED)

         The allocation of purchase price to each of TechStar's assets and liabilities at the date of acquisition, as determined in accordance with the purchase method of accounting is presented in the table below:

         Cash ...............................................................................  $             74,000
         Accounts receivable.................................................................             1,150,000
         Intangible assets...................................................................             4,079,000
         Property and equipment..............................................................                50,000
         Other assets........................................................................                14,000
         Accounts payable and accrued liabilities............................................              (941,000)
                                                                                               --------------------
         NET ASSETS ACQUIRED.................................................................  $          4,426,000
                                                                                               --------------------
                                                                                               --------------------


         The intangible assets acquired are being amortized using the straight-line method over 25 years.

         Pro forma financial information has not been provided relating to the acquisition of BTS because the effect is immaterial. As discussed previously, on August 1, 1997 the Company acquired IDF International, Inc. as a result of its merger of TechStar into IDF.

         Pro Forma

         The following unaudited pro forma summary combines the consolidated results of operations as if the aforementioned acquisitions had been acquired as of the beginning of each period presented, including the impact of certain adjustments.


                                                                           YEAR ENDED JULY 31,
                                                                     --------------------------------
                                                                          1998               1997
                                                                     ---------------  ---------------
Net sales.........................................................   $   173,414,000   $  175,396,000
Net loss .........................................................   $    (9,654,000)  $  (25,885,000)

Basic and diluted loss per share..................................   $         (0.85)  $        (2.61)


         The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       INVENTORIES

         Inventories consist of the following:


                                                                                                    JULY 31,
                                                                                      ---------------------------------
                                                                                             1998            1997
                                                                                      ---------------   ---------------
Parts    ...........................................................................  $     8,535,000   $     8,159,000
Equipment new and used..............................................................       64,956,000        56,759,000
                                                                                      ---------------   ---------------

                                                                                      $    73,491,000   $    64,918,000
                                                                                      ---------------   ---------------
                                                                                      ---------------   ---------------



         At July 31, 1998 and 1997, approximately $23,080,000 and $18,452,000, respectively, of equipment was being held for rent by Western. Equipment in the rental fleet at Western has been classified as non-current assets. (See Note 5) In addition, equipment in the lease fleet at Western has been reclassified as lease equipment in non-current assets.

         In fiscal year 1998, rentals of all equipment were generally charged by Western to cost of goods sold at an amount equal to seventy percent of the rental payments received.

          Western previously used a depreciation estimate on rental fleet equipment equal to eighty percent of the rental payments received. This change in accounting estimate was made to more closely match the actual reduction in the market value of rented equipment to the resulting book value after depreciation. In fiscal 1998, this change resulted in a decrease in cost of goods sold of $1,286,000.

5.       FIXED ASSETS

         Fixed assets consist of the following:


                                                                                                    JULY 31,
                                                                                      ----------------------------------
                                                                                             1998            1997
                                                                                      ----------------   ---------------
Machinery and equipment.............................................................  $     3,236,000   $     2,647,000
Furniture and office equipment......................................................        2,309,000         2,490,000
Computer equipment..................................................................        1,146,000         2,277,000
Land     ...........................................................................          840,000           840,000
Building and leasehold improvements.................................................        4,280,000         3,815,000
Vehicles ...........................................................................        1,291,000         1,095,000
                                                                                      ----------------   ---------------
                                                                                           13,102,000        13,164,000
Less:  Accumulated depreciation.....................................................       (4,407,000)       (3,634,000)
                                                                                      ----------------   ---------------

Property plant & equipment, net.....................................................  $     8,695,000   $     9,530,000
                                                                                      ----------------   ---------------
                                                                                      ----------------   ---------------
Rental equipment fleet, net.........................................................  $    23,080,000   $    18,452,000
                                                                                      ----------------   ---------------
                                                                                      ----------------   ---------------
Leased equipment fleet, net.........................................................  $     2,760,000   $        -
                                                                                      ----------------   ---------------
                                                                                      ----------------   ---------------


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equipment in the rental fleet has been reclassified as rental equipment fleet in fixed assets. In addition, equipment in the lease fleet has been reclassified as lease equipment in fixed assets.

6.       BORROWINGS

         Borrowings consist of the following:


                                                                                                    JULY 31,
                                                                                      ---------------------------------
                                                                                             1998              1997
                                                                                      ---------------   ---------------
Borrowings under floor financing lines..............................................  $    86,924,000   $    55,490,000
Line of credit with bank............................................................           -              6,849,000
Term and mortgage notes payable.....................................................        2,039,000         6,766,000
Other third party borrowings........................................................           -              1,592,000
                                                                                      ---------------   ---------------

       Total borrowings.............................................................       88,963,000        70,697,000
                                                                                      ---------------   ---------------

Less:  Current portions:
   Borrowings under floor financing lines...........................................       11,038,000        32,177,000
   Line of credit with bank.........................................................           -              6,849,000
   Term and mortgage notes payable..................................................          883,000
   Short term borrowings............................................................       75,886,000        28,215,000
                                                                                      ---------------    --------------

       Total current borrowings.....................................................       87,807,000        67,241,000
                                                                                      ---------------   ---------------


       Long term borrowings.........................................................  $     1,156,000   $     3,456,000
                                                                                      ---------------   ---------------
                                                                                      ---------------   ---------------



         Scheduled principal payments of all borrowings are as follows:

         1999 ...............................................................................  $    87,807,000
         2000................................................................................           63,000
         2001................................................................................           68,000
         2002................................................................................           74,000
         2003................................................................................          951,000
         Thereafter..........................................................................               -
                                                                                               ----------------
                                                                                               $    88,963,000


         Floor Financing Lines

         Western has an inventory floor financing line with Case Credit Corporation, the financing operation of Case Corporation, to purchase Case inventory and with other finance companies affiliated with other equipment manufacturers. The terms of these agreements provide for a one-month to six-month interest free term followed by a term during which interest is charged at rates ranging from prime (8.50% at July 31, 1997) or prime plus 2% (10.50% at July 31, 1998). Principal payments are generally due at the earlier of sale of the equipment or eight to forty-eight months from the invoice date. At July 31, 1998 there was approximately $11,038,000 outstanding under floor financing arrangements.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       BORROWINGS (continued)

         Western also has a credit facility with Seafirst Bank to provide up to $22,000,000 for the purchase of new and used equipment held for sale as well as equipment held for rental. The credit line calls for monthly interest payments at prime (8.50% at July 31, 1998). Principal payments are generally due in periodic installments over terms ranging from twelve months to twenty-four months from the borrowing date. This credit facility expired July 1, 1998.

     In June, 1997 Western obtained a $75,000,000 inventory flooring and operating line of credit through Deutsche Financial Services ("DFS"). The DFS credit facility is a three year, floating rate facility based on prime with rates between .50% under prime to 1.00% over prime depending upon the amount of total borrowing under the facility. Amounts may be advanced against Western's assets including accounts receivable, parts, new and used equipment and rental fleet. Interest payments on the outstanding balances are due monthly. Total amounts outstanding as of July 31, 1998 under this facility were $75,886,000.

         At July 31, 1998 Western was in technical default of the leverage covenant in the Deutsche Financial Services Loan Agreement. The Company obtained a waiver for the period July 31, 1998 through September 30, 1998. There is no guarantee that DFS will not call this debt at any time after September 30, 1998. The amount due to Deutsche Financial Service is already classified as current for the year ended July 31, 1998.

         Other Borrowings

         Western entered into various term notes with Case for the purchase of used equipment, parts, shop tools, furniture and fixtures and accounts receivable. The terms of these notes range from 12 to 48 months, provide for interest charges at various rates up to prime plus 2% and are collateralized by the related equipment, parts and fixed assets. As of July 31, 1998 and 1997, approximately $133,000 and $2,456,000, respectively was outstanding under these notes. In March 1996, Western consummated an agreement with an institutional lender for a conventional mortgage on the property in the amount of $1,330,000, secured by real estate. The agreement calls for principal and interest payments over a seven year term using a fifteen year amortization period. The note cannot be prepaid during the first two years of its term.

         On July 31, 1997 approximately $6,849,000 was outstanding under a line of credit with a commercial bank, the principal of which bears interest at LIBOR plus 1.25%. On October 31, 1997, the Company paid the total balance outstanding on this line.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       INCOME TAXES

         The provision (benefit) for income taxes from continuing operations comprises the following:


                                                                                      YEAR ENDED JULY 31,
                                                                     ---------------------------------------------------
                                                                          1998                1997             1996
                                                                     ---------------  ----------------  ----------------
Current:
   Federal........................................................   $     1,227,000  $      (422,000)  $     1,429,000
   State .........................................................           162,000          119,000           242,000
                                                                     ---------------  ---------------   ---------------
                                                                           1,389,000         (303,000)        1,671,000
                                                                     ---------------- ----------------  ---------------
Deferred:
   Federal........................................................           (32,000)        (357,000)         (779,000)
   State .........................................................            (3,000)         (43,000)           (2,000)
                                                                     ---------------- ---------------   ---------------

                                                                             (35,000)        (400,000)         (781,000)
                                                                     ---------------- ---------------   ---------------

                                                                      $     1,354,000  $      (703,000)  $       890,000
                                                                     ---------------- ---------------   ---------------
                                                                     ---------------- ---------------   ---------------


         The principal reasons for the variation from the customary relationship between income taxes at the statutory federal rate and that shown in the consolidated statement of income are as follows:


                                                                                      YEAR ENDED JULY 31,
                                                                     ---------------------------------------------------
                                                                          1998               1997               1996
                                                                     ---------------  ---------------   ----------------
Statutory federal income tax rate..................................  $       495,000  $    (2,797,000)  $       672,000
Valuation allowance................................................          590,000        1,966,000            -
State income taxes, net of federal income tax benefit..............          159,000           76,000           240,000
Other    ..........................................................          110,000           52,000           (22,000)
                                                                     ---------------  ---------------   ----------------

                                                                     $     1,354,000  $      (703,000)  $       890,000
                                                                     ---------------  ---------------   ----------------
                                                                     ---------------  ---------------   ----------------


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       INCOME TAXES (continued)

         Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:


                                                                                                    JULY 31,
                                                                                      -----------------------------------
                                                                                              1998              1997
                                                                                      ---------------   -----------------
Depreciation and amortization.......................................................  $      (780,000)  $        (5,000)
Valuation allowance.................................................................       (4,377,000)       (8,156,000)
Deferred income.....................................................................            -              (170,000)
Other    ...........................................................................            -              (234,000)
                                                                                      ---------------   ---------------

Gross deferred tax liabilities......................................................       (5,157,000)       (8,565,000)
                                                                                      ----------------  ---------------

Inventory reserve...................................................................          775,000           401,000
Bad debt reserve....................................................................          261,000           180,000
Accrued vacation and bonuses........................................................           98,000           128,000
Other    ...........................................................................          532,000           236,000
Loss carryforwards..................................................................        3,186,000         6,541,000
Loss on Western initial public offering.............................................          131,000           131,000
Stock options.......................................................................          782,000           782,000
Operating lease.....................................................................            -               190,000
Intangible assets...................................................................            -               529,000
Deferred compensation...............................................................            -               203,000
Impairment losses...................................................................            -             2,111,000
Legal Settlement....................................................................            -               501,000
                                                                                      ---------------   ---------------

Gross Deferred Tax Assets...........................................................        5,765,000        11,933,000
                                                                                      ---------------   ---------------

                                                                                      $       608,000   $     3,368,000
                                                                                      ---------------   -----------------
                                                                                      ---------------   -----------------


         At July 31, 1998, the Company had federal income tax loss carryforwards of $9,371,000 which will begin to expire in 2011. Utilization of such net operating losses will be subject to annual limitations in the event of a change in ownership of the Company of more than 50%.


8.       SHAREHOLDERS' EQUITY

         A total of 976,539 shares of the Company's Series B-1 convertible preferred stock were issued in September 1996 in connection with the acquisition of ConnectSoft, Inc. Such shares have a $3.50 per share liquidation value and are convertible into a minimum of 976,539 and a maximum of 2,929,617 shares of the Company's common stock pursuant to achieving certain performance goals and other criteria described in the merger agreement. The present conversion ratio for the B-1 convertible preferred stock is one for one. During the year ended July 31, 1998 a total of 252,677 shares were converted to common stock at the ratio of one for one.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       SHAREHOLDERS' EQUITY (continued)


         In January of 1997, the Company issued 400,000 shares of Series B-2 preferred stock in a private placement. Proceeds from the private placement totaled $10,000,000. The Series B-2 preferred stock carry a $25 per share liquidation preference over the Company's common stock, and pay a 7% cumulative quarterly dividend, payable at the Company's option in cash or in additional shares of Series B-2 preferred stock. As of July 31, 1997, a total of 280,000 of the preferred shares had been converted into approximately 2,031,000 common share at prices ranging from $3.31 to $3.80. All of the remaining 120,000 preferred shares outstanding at July 31, 1997 were converted into approximately 585,000 shares at a price of $5.37 per share in September, 1997, leaving no shares outstanding at July 31, 1998.


     The shares provide for a discount conversion feature which has been accounted for as an imputed dividend to the preferred shareholders. Total dividend expense was $24,000 and $2,403,000 for the fiscal years ending July 31, 1998 and 1997. A total of $2,121,000 was recognized as a dividend imputed by the discount conversion feature of the preferred shares for the year ended July 31, 1997. All of the dividends were paid in additional shares of common stock concurrent with the conversion of the preferred shares to common stock.


    In addition, purchasers of the preferred shares acquired 350,000 five-year warrants at a purchase price of $.01 per warrant, entitling the holders to purchase 350,000 shares of Company common stock at $8.58 per share. In the event of an initial public offering of common stock of the Company's Exodus subsidiary, purchasers of the preferred shares shall have the right to purchase, for $.01 each, 350,000 five year warrants to purchase up to 350,000 shares of Exodus common stock at an exercise price equal to the initial price per share offered to the public.



         On September 30, 1997, the Company received a loan in the amount of $500,000 from an unrelated third party. The loan carried interest at the annual rate of 10% and was payable on demand. In November, 1997 the Company exchanged 250,000 shares of common stock in full settlement of the debt and related accrued interest.

         In May 1997, the Company issued 192,754 shares of common stock valued at $771,000 as compensation to a director of the Company.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       SHAREHOLDERS' EQUITY (continued)

         On February 25, 1994, the Company completed a public offering of 920,000 units at $5.25 per unit, each unit consisting of one share of common stock, $.01 par value, and one redeemable common stock purchase warrant. Each warrant entitled the holder to purchase one share of common stock until July 31, 1998, at an exercise price of $7.50. During fiscal 1998, the exercise period for the 920,000 warrants was extended to July 31, 1999. The warrants are subject to redemption by the Company at a redemption price of $.10 per warrant under certain circumstances.

         Western has been authorized to issue 10,000,000 shares of "blank check" preferred stock, with respect to which all the conditions and privileges thereof can be determined solely by action of Western's Board of Directors without further action of its shareholders. As of July 31, 1998 none were issued and outstanding.

9.       DISCONTINUED OPERATIONS

Technology

         In April, 1998, the Company approved a formal plan to dispose of or close down the remaining operations of the Technology Group of Companies including Exodus Technologies, Connectsoft, Inc., Connectsoft Communications Corp. and InterGlobe Networks, Inc. Although the results of these subsidiaries have previously been included in the consolidated financial statements, the subsidiaries were operated as a separate line of business whose products, activities and customers differed from other operations of the Company. Based upon this determination, the results of operations of these subsidiaries have been accounted for as discontinued operations and accordingly, their operating results are segregated in the accompanying statements of operations.

         All of the above mentioned Companies will either cease operations prior to July 31, 1998, with the exception of CCC, whose asset sale transaction is expected to close before November 30, 1998, Such asset sale will result in a gain of approximately $3,776,000. The gain is offset by costs and expenses of $2,296,000 representing the actual and estimated operating losses and closure costs from the April 30, 1998 measurement date until the time of the disposition or closure. The net gain of $1,480,000 has been included under the caption Net liabilities of discontinued operations in the accompanying consolidated balance sheets and will be recognized in fiscal 1999 upon the closing of the asset sale transaction.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.DISCONTINUED OPERATIONS (Continued)

         The composition of the net liabilities of discontinued operations is as follows:

         Fixed assets, net...................................................................         (949,000)
         Accounts Payable and accrued liabilities ...........................................          417,000
         Note Payable........................................................................        1,500,000
         Capitalized lease obligations.......................................................        2,808,000
         Deferred losses through closure.....................................................       (2,296,000)
                                                                                               -----------------

         Deferred gain on discontinued operations............................................  $     1,480,000
                                                                                               -----------------
                                                                                               -----------------


Revenues for the Technology group of companies for the years ending July 31, 1998, 1997 and 1996 were $2,108,000, $2,524,000 and $0, respectively.

         On July 10, 1998, the Company entered into an agreement to sell substantially all of the assets of its Connectsoft subsidiary, including the network operating center to eGlobe, Inc., formally known as Executive TeleCard, Ltd. ("eGlobe"). As consideration for the assets, eGlobe will assume up to $4,500,000 of Connectsoft liabilities and leases, most of which have been guaranteed by the Company. Although eGlobe will be responsible for payment of those assumed liabilities, the assumption of such liabilities will not relieve the Company from its guarantees until such liabilities have been paid. The Company will also receive as additional consideration from eGlobe, on the earlier of two years from the closing of the sale to eGlobe or the resale of the Connectsoft business by eGlobe, 7.5% of the increase in value of the Connectsoft business. The Company anticipates that the transaction will close in November 1998.

Sale of the Manufacturing Business

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

         The Purchase Price for the Manufacturing Business was $24,500,000, $20,825,000 of which was paid in cash and the aggregate $3,675,000 balance

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       DISCONTINUED OPERATIONS (Continued)

was paid by delivery of two 24-month non-interest bearing promissory notes ("the "Notes") issued by Hutchinson. The Notes, which have been discounted for financial statement presentation by $172,000 at July 31, 1997 are non-interest bearing and guaranteed by Total America, Inc., the parent corporation of Hutchinson, whose securities are listed on the New York Stock Exchange. The discounted note balance of $3,503,000 at July 31, 1997 was paid in full during the year ended July 31, 1998.

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

         On January 19, 1996, as a result of the Hutchinson Transaction, Mr. John Shahid, the former president, chief executive officer and director of the Company and the Company entered into a Termination Agreement whereby Mr. Shahid resigned as an officer and director of the Company and each of its subsidiaries in consideration for the payment of an aggregate of $816,000, representing salary payments under his Employment Agreement through December 31, 1998, as well as a bonus payment for fiscal year 1996 in the amount of $90,000. The Termination Agreement also provided that the Company retained Mr. Shahid as a consultant for a period of two years, commencing April 1, 1996, for which consulting services he was paid quarterly an aggregate of $200,000. Benefits under the termination agreement as well as the two-year consulting agreement were fully expensed during fiscal 1996. Additionally, the Company recognized $506,000 in compensation expense resulting from amendments made to its employee stock option plans (see Note 11). These charges, along with other costs of the Hutchinson Transaction were included in determining the gain on the sale of the Manufacturing Business.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.DISCONTINUED OPERATIONS (Continued)

Details of this transaction are as follows:

         Sales price........................................................     $      23,862,000
         Basis of net assets sold...........................................            (9,634,000)
         Expenses of sale...................................................            (1,726,000)
                                                                                 ------------------
         Gain on sale before income taxes...................................            12,502,000

         Income tax provision...............................................            (5,042,000)
                                                                                 ------------------
         Gain on sale of wholly owned subsidiaries..........................     $       7,460,000
                                                                                 ------------------
                                                                                 ------------------


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

         Results of National O-Ring and Stillman Seal through the date of disposition are as follows:


                                                                                         5-1/2 MONTHS
                                                                                             ENDED
                                                                                          JANUARY 19,
                                                                                             1996
                                                                                      ---------------
Net sales...........................................................................  $    16,928,000
Costs and expenses..................................................................       16,410,000
                                                                                      ---------------
Income before taxes.................................................................          518,000
Provision for income taxes..........................................................          203,000
                                                                                      ---------------
Net income..........................................................................  $       315,000
                                                                                      ---------------
                                                                                      ---------------


10.      COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         The Company and Western lease certain facilities and certain computer equipment and software under non-cancelable lease agreements. The building portion of four of the Western's facility leases qualify under SFAS 13 as "capital leases" (i.e., an acquisition of an asset and incurrence of a liability).

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

10.      COMMITMENTS AND CONTINGENCIES (continued)


          The remaining facility lease agreements have terms ranging from month-to-month to five years. Certain of the facility lease agreements provide for options to renew and generally require the Company and Western to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $1,833,000, $1,971,000 and $1,100,000 for the fiscal years 1998, 1997 and 1996, respectively. The computer equipment leases expire in 1999 and meet certain specific criteria to be accounted for as capital leases.



         Assets recorded under capital leases are as follows:


                                                                                           JULY 31,
                                                                     --------------------------------------------------
                                                                            1998             1997              1996
                                                                     ---------------  ---------------   ---------------
Capitalized asset value...........................................   $     3,036,000  $     3,836,000   $     3,668,000
Less:  Accumulated amortization...................................          (315,000)        (448,000)         (287,000)
                                                                     ---------------  ---------------   ---------------
                                                                     $     2,721,000  $     3,388,000   $     3,381,000
                                                                     ---------------  ---------------   ---------------
                                                                     ---------------  ---------------   ---------------


         Future minimum lease payments under all non-cancelable leases as of July 31, 1998 are as follows:


                                                                                            CAPITAL        OPERATING
YEAR ENDING JULY 31,                                                                        LEASES          LEASES
                                                                                      ---------------   --------------
1999     ..........................................................................        $  394,000    $   1,609,000
2000     ...........................................................................          286,000        1,346,000
2001     ...........................................................................          312,000        1,059,000
2002     ...........................................................................          338,000          608,000
2003     ...........................................................................          363,000          410,000
Thereafter..........................................................................        6,032,000        6,400,000
                                                                                      ---------------   --------------
Total annual lease payments.........................................................        7,725,000    $  11,432,000
                                                                                      ---------------   --------------
                                                                                      ---------------   --------------
Less:  Amount representing interest with imputed rates from 6% to 15%...............        4,831,000
                                                                                      ---------------
Present value of minimum lease payments.............................................        2,894,000
Less:  Current portion..............................................................           67,000
                                                                                      ---------------
Long-term portion...................................................................  $     2,827,000
                                                                                      ---------------
                                                                                      ---------------


         Other Contingencies

         The Company is guarantor on certain liabilities, including the capital lease obligations and the amounts due to UPS assumed by eGlobe as described in
Note 9.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

10.      COMMITMENTS AND CONTINGENCIES (continued)

         Western issues purchase orders to Case Corporation for equipment purchases. Upon acceptance by Case, these purchases become non-cancellable by Western. As of July 31, 1998 the total of such purchase orders was $3,789,000.

         As of July 31, 1998 Western had entered into sales contracts containing repurchase obligations totaling approximately $3,083,000. Subsequent to July 31, 1998, Western entered into additional sales contracts containing repurchase obligations totaling approximately $1,289,000.

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

         In June, 1998 a shareholder class action was filed against the certain directors of the Company alleging that the defendant directors breached their fiduciary responsibilities of due care and loyalty to the Company and its stockholders in connection with a letter of credit guarantee by the Company for ERD Wast Corp., the sale of certain businesses of the Company to Hutchinson Corporation, and the delisting of the Company's common stock and publicly traded warrants from the Nasdaq Stock Market.

         The Company is a named defendant in a matter brought by an individual in Los Angeles County Superior Court alleging that the Company conspired with her ex-husband to conceal community property assets from her in connection with her recent divorce. The plaintiff is requesting damages against the Company and the other defendants in the approximate amount of $8,000,000 plus punitive damages. The Company believes the plaintiff's claim is without merit and intends to defend the lawsuit vigorously.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

11.      STOCK OPTION PLANS

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

         The 1991 Employee Incentive Stock Option Plan (The "1991 Stock Option Plan")

         Key employees of the Company can receive incentive options to purchase an aggregate of 750,000 shares of common stock at initial exercise prices equal to 100% of the market price per share of the Company's common stock on the date of grant. The 1991 Stock Option Plan was approved by the Board of Directors and shareholders in June 1991 and became effective from May 21, 1991. In the fiscal year ending July 31, 1997, 126,550 options were granted to the principal shareholder under this plan. No additional options were issued under this plan in the fiscal year ending July 31, 1998.

         Stock Option Bonus Plan (The "Stock Bonus Plan")

         The Stock Bonus Plan was established in October 1991, and granted certain key employees non-qualified options to acquire 171,000 shares of stock, which options were only exercisable in the event that the Company realized certain targeted annual earnings in fiscal years 1992-1994. The Company did not meet its annual earnings target in 1992; however, it met its annual earnings targets in 1993 and 1994 and 114,000 options were granted at exercise prices equal to the market price at the date of grant. During the fiscal years ending July 31, 1998, 1997 and 1996 a total of 0, 14,375 and 99,625 options were exercised, respectively, under the Stock Bonus Plan.

         Amendments to the Plans

         On May 5, 1995, the Company's Board of Directors approved the re-pricing of options outstanding under all three plans. With the exception of the $1.63 options under the Transfer Plan, all outstanding options were repriced to $3.125, which was the closing market price on May 5, 1995.

         In connection with the Hutchinson Transaction described in Note 9, the Company amended the Transfer Plan, 1991 Stock Option Plan and the Stock

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

11.      STOCK OPTION PLANS (continued)

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

         1996 Employee Stock Option Plan (The "1996 Plan")

         In April 1996, the Company's Board of Directors authorized and approved the creation of the 1996 Plan for which two million shares of the Company's common stock has been reserved. Concurrent with the 1996 Plan's adoption, options to acquire 800,000 shares at an exercise price of $3.78 per share were granted to the Company's principal shareholder and management. In May, options to acquire an additional 250,000 shares at an exercise price of $5.25 were granted to two other employees. All exercise prices represented the fair market value of the Company's common stock on the date of grant. Options for 100,000 shares granted at $5.25 have been canceled and options for 126,550 shares issued to the principal shareholder at an exercise price of $3.78 have been canceled.

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

         During the year ended July 31, 1997, a total of 605,000 options were granted to employees under the 1996 Plan at prices ranging from $4.375 to $5.125. All exercise prices represented the fair market value of the Company's common stock on the date of grant. These options generally vest one third upon issuance and one-third upon the first and second anniversary date of the issuance. The life of the options issued under the 1996 plan is five years from the date of the grant.

         Other Options and Warrants Granted

         Prior to fiscal 1996, the Company granted warrants and options to certain consultants of the Company in consideration for services rendered to the Company. Of these, warrants and options for 420,000 shares were outstanding at July 31, 1998 with exercise prices ranging from $3.13-$7.00.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

11.      STOCK OPTION PLANS (continued)

During fiscal 1996, options for 100,000 shares with an exercise price of $5.25 were granted to the president of one of the Company's subsidiaries. Of these options, all were unexercised and 50,000 were vested at July 31, 1997.

         During the year ending July 31, 1998, certain of the consultants exercised warrants at a price of $6.30, which resulted in the issuance of 57,600 additional shares of common stock and 57,600 publicly traded warrants. Additionally, 50,000 options were exercised at a price of 4.75 resulting in the issuance of 50,000 shares of common stock.

         Pursuant to the acquisition of Connectsoft Inc., the Company granted 300,000 options at a price of $6.625. At July 31, 1998, a total of 25,000 of these options remain outstanding. The decrease is due to the cancellation of 275,000 options.

         For the year ended July 31, 1998, the Company issued 150,000 options to non-employees pursuant to a settlement of litigation in August of 1997. Such settlement was accrued in the fiscal year ending July 31, 1997 in the amount of $300,000, representing their estimated fair value using the Black Scholes method of option valuation.

         Western Stock Option Plan

         In March 1995, the Company, as the sole shareholder of Western, approved Western's 1995 Stock Option Plan, as previously adopted by the Board of Directors (the "Plan"), under which key employees, officers, directors and consultants of Western can receive incentive stock options and non-qualified stock options to purchase up to an aggregate of 300,000 shares of common stock. In December 1995, the shareholders amended the 1995 stock option plan to increase the number of shares underlying the plan from 300,000 to 850,000 shares. In December 1996 the stockholders amended the 1985 stock option plan to increase the number of shares underlying the plan to 1,500,000 shares. The Plan provides that the exercise price of incentive stock options be at least equal to 100 percent of the fair market value of the common stock on the date of grant. With respect to non-qualified stock options, the Plan requires that the exercise price be at least 85 percent of fair value on the date such option is granted. Upon approval of the Plan, Western's Board of Directors awarded non-qualified stock options for an aggregate of 200,000 shares, all of which provide for an exercise price of $6.50 per share. On December 28, 1995, the exercise price of the options previously granted was lowered to $4.50 per share, the market price as of that date. All options granted upon approval of the Plan are exercisable commencing August 1, 1996 and expire on July 31, 2005.

         On August 1, 1996, Western's Board of Directors approved the grant of an additional 347,000 options to employees, directors and consultants of Western at an exercise price of $4.375 per share, the market price as of the

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

11.      STOCK OPTION PLANS (continued)

date of grant. These options vest ratably over a two-year period commencing August 1, 1996.

         In January, 1998, Western's shareholders approved an amendment to this plan providing for the grant on August 1 of each fiscal year, a total of 5,000 options to each non-employee director of Western. The options have an exercise price equal to the market price on the date of the grant and a term of 5 years from the date of the grant.

         During the fiscal year ended July 31, 1998 Western issued a total of 714,000 options at average exercise price of $4.62 and an expiration date of 5 years from the date of grant.

         The following table includes option information for the Company's plans:


                                                                                                   WEIGHTED
                                                                                                   AVERAGE
                                                                                                FAIR VALUE OF
                                                    NUMBER OF                 WEIGHTED             OPTION
         STOCK OPTION ACTIVITY                        SHARES               EXERCISE PRICE          GRANTED
         ---------------------                   ---------------           --------------       -------------
         July 31, 1995                                1,182,000                $3.70
           Options granted                            1,150,000                 5.01
           Options exercised                           (527,000)                3.13
           Options canceled                            (100,000)                5.25
                                                 --------------
         July 31, 1996                                1,705,000                 5.07
           Options granted                            3,015,000                 5.79                 3.032
           Options exercised                           (236,000)                3.57
           Options canceled                            (346,000)                5.39
                                                 --------------
         July 31, 1997                                4,138,000                 5.55
           Options granted                              150,000                 6.50                 2.000
           Options exercised                            (50,000)                4.75
           Options canceled                          (2,366,000)                5.97
                                                 --------------
         July 31, 1998                                1,872,000                 4.55
                                                 --------------
                                                 --------------


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

11.      STOCK OPTION PLANS (continued)

         The following table summarizes stock options outstanding and exercisable for the Company at July 31, 1998:


                                                          OUTSTANDING                                EXERCISABLE
                                       ----------------------------------------------     ------------------------------
                                         Weighted          Weighted                           Weighted
                                          Average           Average                            Average
                                         Remaining         Exercise                           Exercise
Exercise Price Range                      Shares             Life              Price           Shares            Price
--------------------                   --------------   --------------     ----------     -----------------    ---------
$3.13 to 3.78                               857,000          2.5              $3.64              857,000         $3.64

$4.38 to 4.75                               275,000          2.4               4.51              217,000          4.55

$5.13 to 5.50                               407,000          2.3               5.16              270,000          5.15

$6.00 to 8.50                               333,000          2.8               6.36              333,000          6.36
                                       --------------                                     -----------------

$3.13 to 8.50                             1,872,000          2.5               4.58            1,677,000         $4.55
                                       --------------                                     -----------------
                                       --------------                                     -----------------


         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123. "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for options granted to employees and directors. If compensation cost for the Company's stock option plans had been determined based on the fair value at the grant date for awards in fiscal 1998 and fiscal 1997 in accordance with the provisions of SFAS No. 123, the Company's net loss per share would have changed to the pro forma amounts indicated below:

                                                                                               YEAR ENDED JULY 31,
                                                                                      ----------------------------------
                                                                                             1998             1997
                                                                                      ---------------   ----------------
Net loss, as reported...............................................................  $    (9,615,000)  $   (27,257,000)
Net loss, pro forma.................................................................  $   (10,284,000)  $   (29,238,000)
Net basic and diluted loss per share, as reported...................................  $         (0.85)  $         (2.75)
Net basic and diluted loss per share, pro forma.....................................  $         (0.91)  $         (2.95)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                                                               YEAR ENDED JULY 31,
                                                                                      --------------------------------
                                                                                             1998            1997
                                                                                      ---------------   --------------
Expected volatility.................................................................          .79          .67 - 0.73
Risk-free interest rate.............................................................         6.11%       6.08% - 6.57%
Expected life of options in years...................................................          5.0             5.0
Expected dividend yield.............................................................         0.00%           0.00%

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

12.      INTANGIBLE ASSETS

         Intangible and other assets consist of the following:


                                                                                                    JULY 31,
                                                                                      ---------------------------------
                                                                                             1998            1997
                                                                                      ---------------   ---------------
Goodwill ..........................................................................      $  3,044,000     $   8,104,000
Noncompete agreement................................................................           42,000           175,000
Other assets........................................................................          527,000           303,000
                                                                                      ---------------   ---------------
                                                                                      $     3,613,000   $     8,582,000
                                                                                      ---------------   ---------------
                                                                                      ---------------   ---------------


         Goodwill is amortized over lives ranging from 25 to 40 years and the non-compete agreement is amortized over 2 years.


13. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES INTANGIBLE ASSETS


         The Company paid interest of $5,221,000, $4,307,000 and 1,877,000 during the fiscal years 1998, 1997, and 1996, respectively. The Company paid $1,097,000, $1,621,000 and $2,084,000 in income taxes, net of refunds, during fiscal 1998, 1997 and 1996, respectively.

         In December 1997 a capital lease obligation of $397,000 was incurred by Western when they entered into a 20 year lease for the Yuba City, California facility.

         In July 1997 a capital lease obligation of $292,000 was incurred by Western when they entered into a lease for computer equipment and software.

         In June 1997 a capital lease obligation of $680,000 was incurred by Western when they entered into a 20 year lease for the Kent, Washington facility.

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

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

13. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES INTANGIBLE ASSETS (continued)


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

         Western has consummated various acquisitions using, in part, the assumption of notes payable and the issuance of Western's common stock and notes payable. Such non-cash transactions have been excluded from the statement of cash flows.

14.      RELATED PARTIES

         The real property and improvements used in connection with the Sacramento Operations, and upon which the Sacramento Operation is located, were sold by Case for $1,500,000 to the McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and a director of Western, and Robert M. Rubin, the Chairman and a director of Western. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to Western under the terms of a 20 year commercial lease agreement dated March 1, 1996 with Western paying an initial annual rate of $168,000. Under the lease, such annual rate increases to $192,000 after five years and is subject to fair market adjustments at the end of ten years. In addition to base rent, Western is responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease (see Note 10) while the land portion of the lease qualifies for treatment as an operating lease.

         On June 1, 1997, the real property and improvements used in connection with the Sahlberg operation located in Kent, Washington, was purchased by McLain-Rubin Realty Company II, LLC ("MRR II"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of Western, and Robert M. Rubin, the Chairman and a director of Western. Simultaneous with its acquisition of the Kent, Washington, real property and improvements, MRR II leased such real property and improvements to Western under the terms of a 20-year commercial lease agreement dated June 1, 1997 with Western paying an initial annual rate of $205,000. Under the lease, such annual rate increases to $231,000 after five years and is subject to additional adjustments at the end of ten and fifteen years. In addition to base rent, Western is responsible for the payment of all related taxes and other assessments, utilities, insurance, and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease (see Note 10) while the land portion of the lease qualifies for treatment as an operating lease.

         On December 11, 1997, the real property and improvements used in connection with Case's Yuba City, California operation, was purchased by McLain-Rubin Realty Company III, LLC ("MRR III"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of Western, and Robert M. Rubin, the Chairman and a director of Western. Simultaneous with its acquisition of the Yuba City, California real property and improvements, MRR III leased such real property and improvements to Western under the terms of a 20-year commercial lease agreement dated effective December 11, 1997 with Western paying an initial annual rate of $54,000. Under the lease, such annual rate increases to $59,000 after five years and is subject to additional adjustments at the end of ten and fifteen years. In addition to base rent, Western is responsible for the payment of all related taxes and other assessments, utilities, insurance, and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease (see Note 10) while the land portion of the lease qualifies for treatment as an operating lease.

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

         Pursuant to an Agreement, dated May 30, 1996 (the "ERD Agreement") between the Company and ERD Waste Corp. ("ERD"), the Company agreed to provide certain financial accommodation to ERD by making available a $4.4 million standby letter of credit expiring May 31, 1998 issued by Citibank, N.A. in favor of Chemical Bank (the "Letter of Credit") on behalf of ERD. Chemical Bank is the principal lender to ERD and its subsidiaries, and upon

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

14.      RELATED PARTIES

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

                      CONSOLIDATED STATEMENTS OF OPERATIONS

14.      RELATED PARTIES (CONTINUED)

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

         In September 1997 ERD filed for protection from creditors under Chapter 11 of federal bankruptcy laws. In October, 1997 Chemical bank drew the $4.4 million available on the standby letter of credit. As a result, the Company recorded a loss of approximately $5.0 million in fiscal 1997, related to the February Note and the September letter of credit. Mr. Rubin has personally guaranteed approximately $1.7 million of the ERD loss.

         On June 28, 1996 the Company entered into a credit agreement with Mr. Rubin pursuant to which Mr. Rubin delivered a demand promissory note for up to $1,200,000 and payment in full was due July 31, 1998. Mr. Rubin's indebtedness was secured by his pledge of 150,000 shares of company common stock and his collateral assignment of all payments to him under the terms of his consulting and non-competition agreements with Hutchinson, in the aggregate amount of $1,200,000. Such collateral assignment was converted to a payment rights assignment agreement in July 1998 calling for Hutchinson to make all payments pursuant to Mr. Rubin's consulting and non-competition agreement directly to the company in satisfaction of the $1,200,000 loan. Mr. Rubin has guaranteed all payments under the assignment and such assignment is subject to approval by the Company's stockholders at the next annual or special meeting. In addition, the Company agreed to waive interest on the note from February 23, 1998 forward.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

15.EMPLOYEE SAVINGS PLAN

         The Company has a voluntary savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible participants may contribute a percentage of compensation subject to certain limitations. The Company has the option to make discretionary qualified contributions to the plan, however, no Company contributions were made for fiscal 1998, 1997 or 1996.

16.       SUBSEQUENT EVENTS

         On October 2, 1998 Mr. Rubin advanced $250,000 to IDF and on November 9, 1998 the Company advanced $150,000 to IDF. These amounts were for working capital and represent a portion of a total commitment of up to $1,000,000 to be funded $300,000 by Mr. Rubin; $300,000 by two other directors of IDF and $400,000 by the Company. It is anticipated that the funding will be structured as a purchase of equity at a price of approximately .625 per common share.

                                                                     SCHEDULE II

                          AMERICAN UNITED GLOBAL, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
            For the Fiscal Years Ended July 31, 1998, 1997, and 1996




                                                                          Charged to
                                           Balance at      Charged to        Other                       Balance at
              Description                   Beginning       Costs and      Accounts                        End of
                                            of Period       Expenses                     Deductions        Period
----------------------------------------- -------------- ---------------- ------------ --------------- ---------------

Accounts Receivable Reserve:

  Fiscal year ended July 31, 1998              $807,000         $825,000      $   ---      $(906,000)        $726,000

  Fiscal year ended July 31, 1997               652,000          875,000      285,000     (1,005,000)         807,000

  Fiscal year ended July 31, 1996               370,000          486,000          ---       (204,000)         652,000

Inventory Reserve:

  Fiscal year ended July 31, 1998             1,597,000        1,734,000          ---       (498,000)       2,833,000

  Fiscal year ended July 31, 1997             1,212,000          598,000          ---       (213,000)       1,597,000

  Fiscal year ended July 31, 1996               449,000          768,000          ---         (5,000)       1,212,000



                                  EXHIBIT LIST
                                  ------------


3.1                     Certificate of Incorporation of Registrant.(8)

3.2                     By-laws of Registrant. (9)

4.1                     Specimen Certificate of Common Stock. (10)

4.2                     1991 Employee Stock Option Plan. (8)

4.3                     1996 Stock Option Plan, as amended.

10.1                    Agreement of Purchase and Sale, dated December 4, 1992, by and between Case and Western
                        Power (Schedule omitted). (1)

10.2                    Employment Agreement, by and between Western Power and C. Dean McLain. (14)

10.3                    Financing Agreement with Associates Commercial Corporation and Western Power. (3)

10.4                    Asset Purchase Agreement, dated as of September 22, 1994, by and between Case and Western
                        Power (schedule omitted). (4)

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



10.10                   GCS Acquisition Agreement with Western Power. (14)

10.11                   Amended and Restated Employment Agreement with Robert M. Rubin. (11)

10.12                   Asset Purchase Agreement, dated as of November 22, 1995, by and among Hutchinson
                        Corporation, American United Global, Inc. ("AUGI"), AUG California, Inc. ("AUG-Ca"),
                        American United Products, Inc. ("AUP"), and American United Seal, Inc. ("AUS") (Schedules
                        and Exhibits omitted). (12)

10.13                   Non-Competition Agreement, dated Janaury 19, 1996, among Hutchinson Seal Corporation,
                        AUGI, AUG-Ca, AUP and AUS. (12)

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

10.15                   Agreement of Hutchinson Corporation to guaranty payments under Non-Competition and
                        Consulting Agreements. (12)

10.16                   Consulting Agreement, dated January 19, 1996, between Hutchinson Seal Corporation and
                        Robert M. Rubin. (12)

10.17                   $2,625,000 Purchase Note from N O-Ring Corporation to AUGI. (12)

10.18                   $1,050,000 Purchase Note from Stillman Seal Corporation to AUGI. (12)

10.19                   Guaranty of Hutchinson Corporation of the Purchase Notes, aggregating $3,675,000 of
                        National O-Ring Corporation and Stillman Seal Corporation. (12)

10.20                   January 19, 1996, amendment to certain provisions of Asset Purchase Agreement. (12)

10.21                   Agreement and Plan of Merger, dated June 28, 1996, by and among AUGI, ConnectSoft, Inc., and certain shareholders of ConnectSoft, Inc. (without exhibits). (13)

10.24                   Agreement of Plan and Merger, by and among American United Global, Inc. ("AUGI"), BTS
                        Acquisition Corp., Broadcast Tower Sites, Inc., Simantov Moskona and Sergio Luciani, dated
                        December 11, 1996 (Incorporated by reference from the
                        Company's Form 8-K filed December 24, 1996).

10.25                   Agreement of Plan of Merger, dated July 31, 1997, between American United Global, Inc.,
                        IDF International, Inc. and TechStar Communications, Inc. (without exhibits) (15)


10.26                   Asset Purchase Agreement, dated January 17, 1997, among Sahlberg Equipment, Inc., John
                        Sahlberg and Robert Sahlberg, R&J Partners and Western Power & Equipment Corp.
                        (Incorporated by reference from Western Power and
                        Equipment Corp.'s Form 8-K filed February 3, 1997 (File
                        No. 0-26230)).

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

10.29                   Asset Purchase Agreement between eGlobe, Inc. (fka Executive Telecard Ltd.) and American
                        United Global, Inc., et al, dated on July 10, 1998.*

10.30                   Commercial Lease dated June 1, 1997, between McLain-Rubin Realty Company II, LLC and
                        Western Power & Equipment Corp. for Kent, Washington Facility. (16)

10.31                   Asset Purchase Agreement, dated December 11, 1997, between Case Corporation and Western
                        Power & Equipment Corp. and McLain-Rubin Realty Company III, LLC.(16)

10.32                   Employment Agreement, by and between Western Power & Equipment Corp. and C. Dean McLain dated January 1, 1998.(16)

10.33                   Consulting Agreement, by and between Western Power & Equipment Corp. and Robert M.
                        Rubin.(16)

22.                     Subsidiaries of the Company.


27.                     Financial Data Schedule.

---------------

(1) Filed as an Exhibit to the Current Report on Form 8-K of American United Global, Inc. ("AUGI"), as filed on December 19, 1992 and incorporated herein by reference thereto.

(2) Filed as an Exhibit to the AUGI Annual Report on Form 10-K, as filed on October 29, 1993 and incorporated herein by reference thereto.

(3) Filed as an Exhibit to Amendment No. 1 to AUGI's Registration Statmeent on Form S-1, filed on February 1, 1994 and incorporated herein by reference thereto. (Registration No. 33-72556).

(4) Filed as an Exhibit tot he Current Report on Form 8-K of AUGI, as filed on September 23, 1994 and incorporated herein by reference thereto.

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

(9) Filed as an Exhibit to the definitive Proxy Materials of Alrom Corp., a New York corporation, as filed on December 10, 1991.

(10) Filed as an Exhibit to AUGI's Registration Statement on Form S-18 (Registration No. 3303330 81-NY) and incorporated herein by reference thereto.

(11) Filed as on Exhibit to AUGI's Preliminary Proxy Materials filed 1996 Annual Meeting on June 27, 1996.

(12) Filed as an Exhibit to AUGI's Current Report on Form 8-K, dated February 2, 1996.

(13) Filed as an Exhibit to AUGI's Current Report on Form 8-K, dated July 24, 1996.

(17) Filed as an Exhibit to Western Power Report on Form 10-K for fiscal year ended July 31, 1996.

(18) Filed as an Exhibit to AUGI's Annual Report on Form 10-K for fiscal year ended July 31, 1997.

(19) Filed as an Exhibit to Western Power Report on Form 10-K for fiscal year ended July 31, 1998.

*        Filed herewith