Form 10-Q
period 1998-10-31
AMERICAN UNITED GLOBAL INC
filed 1998-12-21
CIK 859792

================================================================================



                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------


                    QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTER ENDED OCTOBER 31, 1998
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


                           YES X                   NO

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


           TITLE OF CLASS                                 NUMBER OF SHARES
            Common Stock                                     OUTSTANDING
     (par value $.01 per share)                              11,618,858


================================================================================

                          AMERICAN UNITED GLOBAL, INC.


                                      INDEX

                                                                           PAGE
                                                                          NUMBER

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
   Consolidated Balance Sheets
     October 31, 1998 (unaudited) and July 31, 1998.................   1-2
   Consolidated Statements of Operations
     Three Months Ended October 31, 1998
     and October 31, 1997 (unaudited)...............................    3
   Consolidated Statement of Shareholders'
    Equity (unaudited)..............................................    4
   Consolidated Statements of Cash Flows
     Three Months Ended October 31, 1998
     and October 31, 1997 (unaudited)...............................    5
   Notes to the Consolidated Financial
    Statements (unaudited)..........................................   6-9
  Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations....................  10-13
  Item 3. Quantitative and Qualitative Disclosure about
   Market Risk......................................................   N/A

PART II. OTHER INFORMATION
  Item 1. Legal Proceedings ........................................   14
  Item 2. Changes in Securities.....................................   N/A
  Item 3. Defaults Upon Senior Securities...........................   14
  Item 4. Submission of Matters to a Vote of Security
   Holders..........................................................   N/A
  Item 5. Other Information ........................................   N/A
  Item 6. Exhibits and Reports on Form 8-K..........................   N/A

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                                       OCTOBER 31,     JULY 31,
                                                          1998           1998
                                                     -------------  -------------
                                                       (unaudited)
                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents........................  $   2,629,000  $   3,362,000
  Investment in marketable debt securities.........      2,468,000      4,449,000
  Trade accounts receivable, less allowance for
   doubtful accounts of $718,000 and
   $726,000, respectively..........................     18,341,000     23,708,000
  Inventories......................................     65,841,000     73,491,000
  Prepaid expenses and other receivables...........        349,000        287,000
  Deferred tax asset...............................      1,298,000      1,298,000
  Notes receivable ................................        685,000      1,200,000
                                                     -------------  -------------

     TOTAL CURRENT ASSETS..........................     91,611,000    107,795,000

  Property and equipment, net .....................      8,827,000      8,695,000
  Rental equipment, net ...........................     23,023,000     23,080,000
  Leased equipment, net ...........................      5,447,000      2,760,000
  Intangibles and other assets, net of accumulated
   amortization of $1,358,000 and $1,263,000,
   respectively ...................................      3,518,000      3,613,000
  Investment in unconsolidated subsidiary..........        821,000        961,000
  Notes receivable.................................        450,000
                                                     -------------  -------------
     TOTAL ASSETS..................................  $ 133,697,000  $ 146,904,000
                                                     =============  =============

          See accompanying notes to consolidated financial statements.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                                                       OCTOBER 31,     JULY 31,
                                                          1998           1998
                                                     -------------  -------------
                                                       (unaudited)
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Borrowings under floor financing lines...........  $  11,853,000  $  11,038,000
  Short-term borrowings............................     70,169,000     76,769,000
  Current portion of capital lease obligations ....         49,000         67,000
  Accounts payable.................................     12,214,000     18,027,000
  Accrued liabilities..............................      6,098,000      5,336,000
  Income taxes payable.............................          -          1,050,000
  Net liabilities of discontinued operations.......          -          1,480,000
                                                     -------------  -------------
     TOTAL CURRENT LIABILITIES.....................    100,383,000    113,767,000

Long-term borrowings ..............................      1,169,000      1,156,000
Capital lease obligations, net of current portion..      2,702,000      2,827,000
Deferred taxes.....................................        690,000        690,000
Deferred lease income..............................      6,392,000      3,474,000
                                                     -------------  -------------
     TOTAL LIABILITIES.............................    111,336,000    121,914,000

Minority interest..................................      8,616,000      9,128,000
                                                     -------------  -------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, 12.5% cumulative, $1.00 per
   share liquidation value, $.01 par
   value; 1,200,000 shares authorized; none issued and
   outstanding.....................................           -            -
  Series B-1 convertible preferred stock,
   convertible to common, $3.50 per share
   liquidation value, $.01 par value; 1,000,000
   shares authorized;  722,290 and 723,862
   shares issued and outstanding, respectively.....          7,000          7,000
  Common stock, $.01 par value; 20,000,000 shares
   authorized; 11,618,858 and 11,617,286 shares
   issued and outstanding, respectively............        116,000        116,000
  Additional contributed capital...................     49,954,000     49,954,000
  Retained (deficit)...............................    (36,332,000)   (34,215,000)
                                                     -------------- -------------
     TOTAL SHAREHOLDERS' EQUITY....................     13,745,000     15,862,000
                                                     -------------  -------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....  $ 133,697,000  $ 146,904,000
                                                     =============  =============

          See accompanying notes to consolidated financial statements.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                              OCTOBER 31,
                                                     ----------------------------
                                                          1998           1997
                                                     -------------  -------------
Net revenues.......................................  $  40,365,000  $  36,958,000
Cost of revenues...................................     37,890,000     32,623,000
                                                     -------------  -------------
Gross profit.......................................      2,475,000      4,335,000

Selling, general and administrative expenses.......      3,373,000      3,403,000
                                                     -------------  -------------
Operating (loss) income............................       (898,000)       932,000

Interest expense, net..............................      1,740,000        635,000

Loss (income) from continuing operations before
   income taxes, equity in loss of unconsolidated
   subsidiary and minority interest................     (2,638,000)       297,000

(Benefit) provision for income taxes...............       (880,000)       333,000
Equity in loss (income) of unconsolidated
 subsidiary........................................        140,000       (190,000)
Gain on sale of subsidiary.........................          -           (220,000)
Minority interest in loss (earnings) of
  consolidated subsidiary..........................        512,000       (224,000)
                                                     -------------  --------------
(Loss) income from continuing operations...........     (1,386,000)       150,000

Loss from discontinued operations.................        (731,000)      (949,000)
                                                     -------------- --------------
Net loss...........................................     (2,117,000)      (799,000)
Dividends on preferred stock.......................         -              24,000
                                                     -------------  -------------
Net loss available for common shareholders.........  $  (2,117,000) $    (823,000)
                                                      =============  =============
Basic and diluted earnings (loss) per share

(Loss) earnings from continuing operations.........  $       (0.12)  $       0.01
Loss from discontinued operations..................          (0.06)         (0.09)
                                                     -------------- --------------
Basic and diluted loss per share...................          (0.18)          (.08)
                                                     ============== ==============
Weighted average number of shares..................      11,617,718    10,721,573
                                                     ==============  ============

          See accompanying notes to consolidated financial statements.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF EQUITY
                                   (UNAUDITED)

                                            PREFERRED STOCK       COMMON STOCK
                                         -------------------  --------------------
                                         NUMBER OF            NUMBER OF
                                          SHARES     AMOUNT    SHARES     AMOUNT
                                         --------  -------- ----------  ---------
Balance at July 31, 1998...............   724,000  $  7,000 11,617,000  $ 116,000
Net loss...............................
Conversion of preferred stock to common    (2,000)        -      2,000          -
                                          -------  -------- ----------  ---------
Balance at October 31, 1998............   722,000  $  7,000 11,619,000  $ 116,000
                                          =======  ======== ==========  =========

                                          ADDITIONAL                       TOTAL
                                         CONTRIBUTED     RETAINED      SHAREHOLDERS'
                                           CAPITAL      (DEFICIT)         EQUITY
                                           -------      ---------         ------
Balance at July 31, 1998...............  $49,954,000  $(34,215,000)    $15,862,000
Net loss...............................                 (2,117,000)     (2,117,000)
Conversion of preferred stock to common
                                         -----------  -------------    ------------
Balance at October 31, 1998............  $49,954,000  $(36,332,000)     $13,745,000
                                         ===========  =============    ============

          See accompanying notes to consolidated financial statements.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                              OCTOBER 31,

                                                          1998           1997
                                                     -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income from continuing operations.....  $  (1,386,000) $     150,000
  Net loss from discontinued operations............  $    (731,000) $    (949,000)
  Adjustments to reconcile net loss to
   net cash provided by operating activities
   Depreciation and amortization...................      1,441,000        708,000
   (Loss) income applicable to minority interest...       (512,000)       321,000
   Undistributed loss (income) of affiliate........        140,000       (190,000)
   Gain on partial sale of subsidiary..............           -          (220,000)
   Imputed interest................................           -            76,000
   Changes in assets and liabilities, net of
     effects of acquisition and dispositions:
     Accounts receivable...........................      5,367,000     (1,708,000)
     Inventories...................................      4,929,000        550,000
     Inventory floor plan financing................        815,000    (20,407,000)
     Short-term borrowings.........................     (6,500,000)    23,067,000
     Prepaid expenses and other receivables........        (62,000)      (126,000)
     Notes receivable..............................         65,000          -
     Accounts payable..............................     (5,679,000)    (2,546,000)
     Other accrued liabilities.....................        763,000     (7,203,000)
Income taxes payable...............................     (1,050,000)       758,000
Deferred revenue...................................      2,918,000       (950,000)
Net liabilities of discontinued operations.........     (1,480,000)         -
     Deferred taxes................................          -             17,000
Other assets.......................................          -           (210,000)
                                                     -------------  --------------
NET CASH USED BY OPERATING ACTIVITIES..............       (962,000)    (8,862,000)
                                                     -------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment...............     (1,522,000)      (207,000)
  Sale (Purchase) of marketable securities.........      1,981,000      3,928,000
                                                     -------------  -------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES...        459,000      3,721,000
                                                     -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on capital lease..............       (143,000)       (28,000)
  Payment of loans & credit lines..................        (87,000)    (5,191,000)
  Note receivable from shareholder.................          -             38,000
  Proceeds from issuance of debt...................          -          2,438,000
  Exercise of stock options and warrants...........          -            564,000
                                                     -------------  -------------
NET CASH USED BY FINANCING ACTIVITIES..............       (230,000)    (2,179,000)
                                                     -------------- --------------
Net decrease in cash and cash equivalents..........       (733,000)    (7,320,000)
Cash and cash equivalents, beginning...............      3,362,000     12,284,000
                                                     -------------  -------------
Cash and cash equivalents, ending..................  $   2,629,000  $   4,964,000
                                                     =============  =============

          See accompanying notes to consolidated financial statements.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial information included in this report has been prepared in conformity with the accounting principles reflected in the consolidated financial stateme1nts for the preceding year included in the annual report on Form 10-K for the year ended July 31, 1998 filed with the Securities and Exchange Commission, except for the change in accounting estimate described in the following paragraph. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's financial statements included in the annual report on Form 10-K for the year ended July 31, 1998 filed with the Securities and Exchange Commission.


      The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share of the equity of Western Power and Equipment Corp. ("Western") of 39.5% at October 31, 1998 and July 31, 1998.

NOTE 2 - STATEMENT OF CASH FLOWS

      Supplemental disclosure of cash paid during the periods:

                                                          THREE MONTHS ENDED
                                                              OCTOBER 31,
                                                     ----------------------------
                                                          1998           1997
                                                     -------------  -------------
      Interest.....................................  $   1,768,000  $     764,000
      Income taxes.................................  $     365,000  $      -

NOTE 3 - INVENTORIES

      Inventories consist of the following:
                                                       OCTOBER 31,     JULY 31,
                                                          1998           1998
                                                     -------------  -------------
      Parts........................................  $   9,578,000  $   8,535,000
      Equipment, new and used......................     56,263,000     64,956,000
                                                     -------------  -------------
                                                     $  65,841,000  $  73,491,000
                                                     =============  =============

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CONTINGENCIES

      Except as set forth below, there are no pending material legal proceeds in which the Company or any of its subsidiaries is a party, or to which any of their respective properties are subject, which either individually or in the aggregate, may have a material adverse effect on the results of operations or financial position of the Company.


      In May 1998, a lawsuit was filed on behalf of the Company in a purported shareholder derivative action against certain directors of the Company. The lawsuit alleges that the defendant directors breached their fiduciary responsibilities of due care and loyalty to the Company and its stockholders in connection with a letter of credit guarantee by the Company for ERD Waste Corp., the sale of certain businesses of the Company to Hutchinson Corporation, and the delisting of the Company's common stock and publicly traded warrants from the Nasdaq Stock Market. The complaint did not specify the amount of damages sought.

      In June, 1998 a shareholder class action was filed against certain directors of the Company alleging that the defendant directors breached their fiduciary responsibilities of due care and loyalty to the Company and its stockholders in connection with a letter of credit guarantee by the Company for ERD Waste Corp., the sale of certain businesses of the Company to Hutchinson Corporation, and the delisting of the Company's common stock and publicly traded warrants from the Nasdaq Stock Market.

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

NOTE 5 - INTANGIBLE ASSETS

      Intangible and other assets consist of the following:

                                                           OCTOBER 31,   JULY 31,
                                                              1998         1998
                                                           ----------  ----------
Goodwill.................................................. $2,977,000  $3,044,000
Non-compete agreement.....................................     36,000      42,000
Other assets..............................................    505,000     527,000
                                                           ----------  ----------
                                                           $3,518,000  $3,613,000
                                                           ==========  ==========

      Goodwill is amortized over lives ranging from 25 to 40 years, and the non-compete agreement is being amortized over 2 years.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - SERIES B-1 CONVERTIBLE PREFERRED STOCK

A total of 1,572 shares of the Series B-1 Convertible Preferred Stock issued in September 1996 were converted to common shares during the quarter at the applicable ratio of one for one leaving 722,290 shares outstanding at October 31, 1998.


NOTE 7 - SUBSIDIARY PREFERRED STOCK

      Western has been authorized to issue 10,000,000 shares of "blank check" preferred stock, with respect to which all the conditions and privileges thereof can be determined solely by action of such subsidiary's Board of Directors without further action of its stockholders. As of October 31, 1998, none were issued and outstanding.


NOTE 8 - DISCONTINUED OPERATIONS

      In April, 1998, the Company approved a formal plan to dispose of or close down the remaining operations of the Technology Group of Companies including Exodus Technologies, Inc., Connectsoft, Inc., Connectsoft Communications Corp. ("CCC") and InterGlobe Networks, Inc. Although the results of these subsidiaries have previously been included in the consolidated financial statements, the subsidiaries were operated as a separate line of business whose products, activities and customers differed from other operations of the Company. Based upon this determination, the results of operations of these subsidiaries have been accounted for as discontinued operations and accordingly, their operating results are segregated in the accompanying statements of operations.

      All of the above mentioned companies, with the exception of CCC ceased operations prior to July 31, 1998. The CCC asset sale has been delayed and as a result, additional losses from discontinued operations have been incurred. Total costs, expenses and closure costs from the April 30, 1998 measurement date through the estimated closing date of December 31, 1998 now total approximately 4,505,000. Of this amount, $3,776,000 has fully offset the gain on sale and $731,000 has been reflected as additional loss from discontinued operations.


SALE OF THE ASSETS OF CONNECTSOFT COMMUNICATIONS CORPORATION

      On July 10, 1998, the Company entered into an agreement to sell substantially all of the assets of its Connectsoft subsidiary, including the network operating center, to eGlobe, Inc., formerly known as Executive TeleCard, Ltd. ("eGlobe"). As consideration for the assets, eGlobe will assume up to $4,500,000 of Connectsoft liabilities and leases, most of which have been guaranteed by the Company. Although eGlobe will be responsible for payment of those assumed liabilities, the assumption of such liabilities will

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - DISCONTINUED OPERATIONS (CONTINUED)


not relieve the Company from its guarantees until such liabilities have been paid. The Company will also receive as additional consideration from eGlobe, on the earlier of two years from the closing of the sale to eGlobe or the resale of the Connectsoft business by eGlobe, 7.5% of the increase in value of the Connectsoft business. The Company anticipates that the transaction will close by December 31, 1998.


NOTE 9 - SUBSEQUENT EVENTS

      In October, 1998 Mr. Rubin, the Company's chairman advanced $250,000 to IDF and subsequent to October 31, 1998 the Company advanced $400,000 to IDF. These amounts were for working capital and represent a portion of a total commitment of up to $1,000,000 to be funded $300,000 by Mr. Rubin; $300,000 by Stanley Kaplan and Larry Kaplan, two other directors of IDF and $400,000 by the Company. It is anticipated that the funding will be structured as a purchase of equity at a price of approximately .625 per common share.

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

      The Company has operations in the distribution business through its majority-owned operating subsidiary, Western Power and Equipment Company.

      The Company is also involved in the construction and wireless communications consulting business through a minority owned subsidiary, IDF International, Inc. ("IDF"). TechStar Communications, Inc. ("TechStar") a wholly owned subsidiary of IDF provides consulting services to the wireless communications industry in the form of network hardware acquisition, zoning, architectural and engineering services.

      Western Power & Equipment Company provides light, medium and heavy construction equipment through a chain of dealerships located primarily in the Western part of the United States. Western acquired its first seven retail distribution stores in November 1992. Western expanded to 18 stores in four states by the end of fiscal 1996, to 23 stores in five states by the end of fiscal 1997, and to 27 stores in five states by the end of fiscal 1998. In the first quarter of fiscal 1999, Western consolidated its Milton-Freewater, Oregon operation into its Pasco, Washington operation leaving 26 operating facilities at October 31, 1998. Western's growth has been accomplished through a combination of new store openings, strategic acquisitions, and to a lesser extent, comparable stores revenue increases.

      Western plans to open and acquire additional distribution outlets for Case products, as well as for products that may be manufactured by other companies. Western's results can be impacted by the timing of and costs incurred in connection with new store openings and acquisitions.


                              RESULTS OF OPERATIONS

THE THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1997

      Revenues for the three month period ended October 31, 1998 increased $3,407,000 or approximately 9% over the three month period ended October 31, 1997, due entirely to the contribution of Western stores opened or acquired within the 12 months ended October 31, 1998. Same store revenues decreased $855,000 or 2.3% for the three month period ended October 31, 1998, as compared to the prior year period.

      Western's first quarter gross profit margin of 8.7% (before the non-recurring charge described below) was down from the prior year comparative period margin of 11.7%. Gross profit margins were down in all departments due to increased competitive pressures throughout Western's markets and some wholesale liquidation of used equipment inventory.


      Selling, general and administrative expenses totaled $3,373,000 or 8.4% of sales for the three months ended October 31, 1998 compared to $3,403,000 or 8.7% of sales for the three months ended October 31, 1997. The decrease in selling, general and administrative expenses of $60,000 consists of reductions of $374,000 in the overhead associated with the Company's corporate headquarters offset by increases of $314,000 in expenditures by Western as a result of increased revenues.

      Net interest expense for the three months ended October 31, 1998 of $1,740,000 was up significantly from the $635,000 in the prior year comparative period. This increase is largely the result of higher levels of inventory at Western (for new locations and rental fleet) than the prior year period. During the three month period ended October 31, 1998, Western's overall inventory was reduced $4,900,000 and Western's management has initiated steps to further reduce inventory levels over the next several months.

      The Company has recorded a full valuation allowance against the deferred tax benefit for net operating losses generated, since in management's opinion the net operating losses do not meet the more likely than not criteria for future realization. The tax benefit recognized for the current quarter is based upon losses generated by the Company's Western subsidiary.

      A major contributing factor to the net loss of Western during the quarter ended October 31, 1998 was a non-recurring charge of $1,061,000 for used equipment inventory reserves. Based upon market prices of used equipment which are currently significantly lower than both current book values of Western's used equipment inventory and prior periods' market prices, management took this charge to allow pricing of its used equipment inventory more in line with current market prices. This in turn should help Western sell its used inventory more profitably, reduce inventory levels, and thereby reduce inventory carrying costs.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary needs for liquidity and capital resources are related to Western's inventory for sale and its rental and lease fleet inventories, store openings, and acquisitions of additional stores. Western's primary source of internal liquidity has been its profitable operations. As more fully described below, Western's primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to Western by the manufacturers of the products Western sells, and Deutsche Financial Services ("DFS") and, with respect to acquisitions, secured loans from Case.

      Under inventory floor planning arrangements the manufacturers of products sold by Western provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At October 31, 1998, Western was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $11,853,000.

      In June 1997, Western obtained a $75 million inventory flooring and operating line of credit through Deutsche Financial Services ("DFS"). The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Amounts are advanced against Western's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. Western expects to use this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. As of October 31, 1998, approximately $69,145,000 was outstanding under the DFS credit facility. At October 31, 1998, Western was in technical default of the leverage covenant in the Deutsche Financial Services Loan Agreement. Western obtained a waiver for the period through December 15, 1998. There is no guarantee that Deutsche Financial Services will not call this debt at any time after December 15, 1998. Western and DFS have reached preliminary agreement on increasing this credit facility to $100,000,000 and is renegotiating the related financial covenants. Finalization of this increase is expected by December 31, 1998. Amounts owing under the DFS credit facility are secured by inventory purchases financed by DFS, as well as all proceeds from their sale or rental, including accounts receivable thereto.


      During the quarter ended October 31, 1998, cash and cash equivalents and marketable debt securities decreased by $2,714,000 primarily due to decreases at Western related to their purchase of new equipment for the rental equipment fleet and the Company's continued funding of the discontinued operations of Connectsoft Communications.

      The Company's cash and cash equivalents and marketable debt securities of $5,097,000 and available credit facilities as of October 31, 1998 are considered sufficient to support current levels of operations for the next twelve months.


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

      Western will utilize both internal and external resources to reprogram, or replace, and test Western's software for Year 2000 modifications. Western plans to complete its Year 2000project by July 31, 1999. Funding for the costs of the program are anticipated to come from operating cash flows. Western's current plan to complete the Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and the ability to meet projected time lines. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and other uncertainties.

INVENTORY; EFFECTS OF INFLATION AND INTEREST RATES; GENERAL ECONOMIC CONDITIONS

      Controlling inventory is a key ingredient to the success of an equipment distributor because the equipment industry is characterized by long order cycles, high ticket prices, and the related exposure to "flooring" interest. Western's interest expense may increase if inventory is too high or interest rates rise. Western manages its inventory through company-wide information and inventory sharing systems wherein all locations have access to Western's entire inventory. In addition, Western closely monitors inventory turnover by product categories and places equipment orders based upon targeted turn ratios.

      Western took a non-recurring first quarter charge of $1.1 million for used equipment inventory reserves to bring the prices of its used inventory more in line with current market prices, which have significantly declined over the last several months. This action was taken to position Western to substantially increase its sales of used equipment over the remainder of this fiscal year thereby significantly reducing Western's used equipment inventory over the next several quarters and to reduce its inventory carrying costs. This charge and the wholesale liquidation of some additional inventory at a loss during the quarter were major contributing factors to the net loss for the quarter.

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

      Western's business can also be affected by general economic conditions in its geographic markets as well as general national and global economic conditions that affect the construction, agricultural, and industrial sectors. Erosion in North American and/or other countries' economies could adversely affect Western's business. Market specific factors could also adversely affect one or more of Western's target markets and/or products.

PART II

ITEM 1.  LEGAL PROCEEDINGS

      In May 1998, a lawsuit was filed on behalf of the Company in a purported shareholder derivative action against certain directors of the Company. The lawsuit alleges that the defendant directors breached their fiduciary responsibilities of due care and loyalty to the Company and its stockholders in connection with a letter of credit guarantee by the Company for ERD Waste Corp., the sale of certain businesses of the Company to Hutchinson Corporation, and the delisting of the Company's common stock and publicly traded warrants from the Nasdaq Stock Market. The complaint did not specify the amount of damages sought.

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

      The Company is a named defendant in a matter brought by an individual in Los Angles County Superior Court alleging that the Company conspired with her ex-husband to conceal community property assets from her in connection with her recent divorce. The plaintiff is requesting damages against the Company and the other defendants in the approximate amount of $8,000,000 plus punitive damages. The Company believes the plaintiff's claim is without merit and intends to defend the lawsuit vigorously.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      At October 31, 1998, the Company was in technical default of the leverage covenant in the Deutsche Financial Services ("DFS") Loan Agreement. As of October 31, 1998, the outstanding balance owed to DFS was approximately $69,145,000. The Company obtained a waiver letter for the period through December 15, 1998. There is no guarantee that Deutsche Financial Services will not call this debt at any time after December 15, 1998. See Item 2, "Liquidity and Capital Resources."


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

            None

      (B)   REPORTS ON FORM 8-K

            None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMERICAN UNITED GLOBAL, INC.


December 16, 1998


            By:   /s/ Robert M. Rubin
                  -----------------------------
                  Robert M. Rubin
                  Chief Executive Officer



            By:   /s/ David M. Barnes
                  -----------------------------
                  David M. Barnes
                  Chief Financial Officer