Form 10-Q
period 1999-01-31
AMERICAN UNITED GLOBAL INC
filed 1999-03-22
CIK 859792

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                       For Quarter Ended January 31, 1999
                         Commission File Number 0-19404


                          AMERICAN UNITED GLOBAL, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                           95-4359228
     (State or other jurisdiction of         (I.R.S. Employer I.D. Number)
      incorporation or organization)

         11130 N.E. 33rd Pl., Suite 250
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


                                       YES   X                NO



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


             Title of Class                          Number of Shares
              Common Stock                              Outstanding
        (par value $.01 per share)                       11,864,495




                                        AMERICAN UNITED GLOBAL, INC.

                                                    INDEX



PART I.     FINANCIAL INFORMATION                                                             Page Number
  Item 1.  Financial Statements

   Consolidated Balance Sheets
      January 31, 1999 (Unaudited) and July 31, 1998.....................................   1-2

   Consolidated Statements of Operations
      Three months ended January 31, 1999
      and January 31, 1998 (Unaudited)...................................................   3

    Consolidated Statements of Operations
      Six months ended January 31, 1999
      and January 31, 1998 (Unaudited)...................................................   4

    Consolidated Statement of Shareholders'
      Equity (Unaudited).................................................................   5

    Consolidated Statements of Cash Flows
      Six months ended January 31, 1999
      and January 31, 1998 (Unaudited)...................................................   6

    Notes to Consolidated Financial
     Statements (Unaudited)..............................................................  7-10

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................................. 11-15

  Item 3.  Quantitative and Qualitative Disclosure
           about Market Risk.............................................................   N/A

PART II.    OTHER INFORMATION

  Item 1.  Legal Proceedings.............................................................   16

  Item 2.  Changes In Securities.........................................................   N/A

  Item 3.  Defaults Upon Senior Securities...............................................   16

  Item 4.  Submission Of Matters To A Vote Of Security
           Holders.......................................................................   N/A

  Item 5.  Other Information.............................................................   16

  Item 6.  Exhibits and Reports on Form 8-K..............................................   17



                                        AMERICAN UNITED GLOBAL, INC.
ITEM 1.                                       AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS


                                                   ASSETS

                                                                            January 31,          July 31,
                                                                               1999                1998
                                                                            -----------          --------
                                                                            [Unaudited]

Current Assets:

  Cash and cash equivalents                                                $  2,999,000       $  3,362,000
  Investment in marketable debt securities                                    2,067,000          4,449,000
  Trade accounts receivable, less allowance
  for doubtful accounts of $868,000 and
  $726,000, respectively                                                     15,955,000         23,708,000
  Inventories                                                                63,715,000         73,491,000
  Prepaid expenses and other receivables                                        280,000            287,000
  Deferred tax asset                                                          1,298,000          1,298,000
  Notes receivable                                                              685,000          1,200,000
                                                                           ------------       ------------

          Total Current Assets                                               86,999,000        107,795,000
          --------------------

  Property and equipment, net                                                 9,703,000          8,695,000
  Rental equipment, net                                                      21,243,000         23,080,000
  Lease equipment, net                                                        5,385,000          2,760,000
  Intangibles and other assets, net of accumulated
   amortization of $1,406,000 and $1,262,000,
   respectively                                                               3,469,000          3,613,000
  Investment in unconsolidated subsidiary                                       606,000            961,000
  Notes receivable                                                              463,000               -
                                                                           ------------       ------------

          Total Assets                                                     $127,868,000       $146,904,000
          ------------                                                     ============       ============



                        See accompanying notes to consolidated financial statements.




                                        AMERICAN UNITED GLOBAL, INC.
                                              AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            January 31,          July 31,
                                                                               1999                1998
                                                                             ----------        -----------
                                                                            [Unaudited]

Current Liabilities:
  Borrowings under floor financing lines                                   $ 11,580,000       $ 11,038,000
  Short-term borrowings                                                      64,806,000         76,769,000
  Current portion of capital lease obligations                                   12,000             67,000
  Accounts payable                                                           13,909,000         18,027,000
  Accrued liabilities                                                         6,358,000          5,336,000
  Income taxes payable                                                          305,000          1,050,000
  Net liabilities of discontinued operations                                       -             1,480,000
                                                                           ------------       ------------

          Total Current Liabilities                                          96,970,000        113,767,000
          -------------------------

Long term borrowings                                                          1,158,000          1,156,000
Capital lease obligations, net of current portion                             2,528,000          2,827,000
Deferred taxes                                                                  690,000            690,000
Deferred lease income                                                         6,320,000          3,474,000
                                                                           ------------       ------------

          Total Liabilities                                                 107,666,000        121,914,000
          -----------------

Minority Interest                                                             8,750,000          9,128,000

Commitments and contingencies:

Shareholders' Equity:
 Preferred stock, 12.5% cumulative, $1.00 per share liquidation value, $.01 par value, 1,200,000 shares authorized; none issued and
   outstanding                                                                     -                 -
 Series B-1 convertible preferred stock, convertible
   to common, $3.50 per share liquidation value, $.01 par value; 1,000,000 shares authorized; 476,653 and 723,862 shares issued and outstanding,
   respectively                                                                   5,000              7,000
 Common stock, $.01 par value; 40,000,000 shares
   authorized; 11,864,495 and 11,617,286 shares issued
   and outstanding, respectively                                                118,000            116,000
 Common stock, Class B non-voting, 25,000,000 shares
   authorized; none issued and outstanding
 Additional contributed capital                                              49,954,000         49,954,000
 Retained (deficit)                                                       (  38,625,000)     (  34,215,000)
                                                                           ------------       ------------

          Total Shareholders' Equity                                         11,452,000         15,862,000
          --------------------------                                       ------------       ------------

          Total Liabilities & Shareholders' Equity                         $127,868,000       $146,904,000
          ----------------------------------------                         ============       ============



                        See accompanying notes to consolidated financial statements.





                                        AMERICAN UNITED GLOBAL, INC.
                                              AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                                                    Three Months Ended
                                                                                        January 31,
                                                                                 1999               1998
                                                                               --------           --------


Net revenues                                                                $41,279,000        $39,658,000
Cost of revenues                                                             36,787,000         34,669,000
                                                                            -----------        -----------

Gross profit                                                                  4,492,000          4,989,000

Selling, general and administrative expenses                                  3,198,000          3,455,000
                                                                            -----------        -----------

Operating income                                                              1,294,000          1,534,000

Interest expense, net                                                         1,007,000            842,000
                                                                            -----------        -----------

Income from continuing operations before
  income taxes, equity in loss of unconsolidated
  subsidiary and minority interest                                              287,000            692,000

Provision for income taxes                                                      306,000            332,000
Equity in loss of unconsolidated subsidiary                                     215,000            134,000
Minority interest in loss (earnings) of
 consolidated subsidiary                                                   (    134,000)      (    266,000)
                                                                            -----------        -----------

Loss from continuing operations                                            (    368,000)      (     40,000)

Loss from discontinued operations                                          (  1,925,000)      (  1,708,000)
                                                                            -----------        -----------

Net loss available for common shareholders                                 ($ 2,293,000)      ($ 1,748,000)
                                                                            ===========        ===========

Basic and diluted loss per share

Loss from continuing operations                                                  ($ .03)            ($ .00)
Loss from discontinued operations                                                (  .17)            (  .16)
                                                                                  -----              -----

Basic and diluted loss per share                                                 ($ .20)            ($ .16)
                                                                                  =====              =====

Weighted average number of shares                                            11,728,000         11,149,000
                                                                             ==========         ==========



                        See accompanying notes to consolidated financial statements.





                                        AMERICAN UNITED GLOBAL, INC.
                                              AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                                                    Six Months Ended
                                                                                       January 31,
                                                                                 1999               1998
                                                                               --------           --------


Net revenues                                                                $81,644,000        $76,616,000
Cost of revenues                                                             74,677,000         67,292,000
                                                                            -----------        -----------

Gross profit                                                                  6,967,000          9,324,000

Selling, general and administrative expenses                                  6,571,000          6,858,000
                                                                            -----------        -----------

Operating income                                                                396,000          2,466,000

Interest expense, net                                                         2,747,000          1,477,000
                                                                            -----------        -----------

Income (loss) from continuing operations before
  income taxes, equity in loss of unconsolidated
  subsidiary and minority interest                                         (  2,351,000)           989,000

(Benefit) provision for income taxes                                       (    574,000)           665,000
Equity in loss (income) of unconsolidated subsidiary                            355,000       (     56,000)
Gain on sale of subsidiary                                                         -          (    220,000)
Minority interest in loss (earnings) of consolidated
 subsidiary                                                                     378,000       (    490,000)
                                                                            -----------        -----------

(Loss) Income from continuing operations                                   (  1,754,000)           110,000

Loss from discontinued operations                                          (  2,656,000)      (  2,657,000)
                                                                            -----------        -----------

Net loss                                                                   (  4,410,000)       ( 2,547,000)
Dividends on preferred stock                                                       -                24,000
                                                                            -----------        -----------

Net loss available for common shareholders                                 ($ 4,410,000)      ($ 2,571,000)
                                                                            ===========        ===========

Basic and diluted earnings (loss) per share

(Loss) Income from continuing operations                                         ($ .15)             $ .01
Loss from discontinued operations                                                (  .23)            (  .24)
                                                                                  -----              -----

Basic and diluted loss per share                                                 ($ .38)            ($ .23)
                                                                                  =====              =====

Weighted average number of shares                                            11,673,000         11,037,000
                                                                             ==========         ==========


                        See accompanying notes to consolidated financial statements.





                                        AMERICAN UNITED GLOBAL, INC.
                                              AND SUBSIDIARIES

                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                 (UNAUDITED)



                             Preferred Stock                 Common Stock         Additional                          Total
                               Number of                       Number of           Contributed        Retained       Shareholders'
                           Shares      Amount            Shares       Amount          Capital         [Deficit]          Equity
                          --------    --------          --------     --------        ---------        ---------         --------

Balance at
 July 31, 1998             724,000     $7,000         11,617,000     $116,000       $49,954,000      ($34,215,000)      $15,862,000

Net loss                      -           -                 -            -                 -          ( 4,410,000)      ( 4,410,000)

Conversion of
 preferred stock
 to common                (247,000)    ( 2,000)          247,000        2,000              -                 -                 -
                           -------      ------        ----------     --------       -----------       -----------       -----------

Balance at
 January 31, 1999          477,000      $5,000        11,864,000     $118,000       $49,954,000      ($38,625,000)     ($11,452,000)
                           =======      ======        ==========     ========       ===========       ===========       ===========





          See accompanying notes to consolidated financial statements.




                                        AMERICAN UNITED GLOBAL, INC.
                                              AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (UNAUDITED)
                                                                                        Six Months Ended
                                                                                         January 31,
                                                                                 1999              1998
                                                                               --------          --------

Cash Flows From Operating Activities:
-------------------------------------
  Net (loss) income from continuing operations                              ( $1,754,000)      $   110,000
  Net loss from discontinued operations                                     (  2,656,000)     (  2,657,000)
  Adjustment to reconcile net loss to net cash
     used by operating activities:
     Depreciation and amortization                                             2,524,000         1,255,000
     (Loss) income applicable to minority interest                          (    378,000)          490,000
     Undistributed loss (income) of affiliate                                    355,000      (     56,000)
     Gain on partial sale of subsidiary                                             -         (    220,000)
     Changes in assets and liabilities, net of
      effects of acquisition and dispositions:
      Accounts receivable                                                      7,753,000      (  2,747,000)
      Inventories                                                               9,776,00           377,000
      Leased equipment, net                                                 (  2,625,000)             -
      Inventory floor plan financing                                             542,000              -
      Short-term borrowings                                                 ( 11,863,000)             -
      Prepaid expenses and other receivables                                       7,000      (    302,000)
      Notes receivable                                                              -            3,503,000
      Accounts payable                                                      (  4,100,000)     (  6,840,000)
      Other accrued liabilities                                                1,022,000      (  8,236,000)
      Income taxes payable                                                  (    745,000)          487,000
      Deferred revenue                                                         2,846,000      (    950,000)
      Net liabilities of discontinued operations                            (  1,480,000)             -
      Deferred taxes                                                                -               38,000
      Other assets                                                                  -               86,000
                                                                             -----------       -----------
         Net Cash Used by Operating Activities                              (    776,000)     ( 15,662,000)
         -------------------------------------                               -----------       -----------

Cash Flows From Investing Activities:
  Purchases of property and equipment                                       (  1,484,000)     (    517,000)
  Purchase of rental equipment, net                                         (    354,000)             -
  Sale of marketable securities                                                2,382,000         4,008,000
                                                                             -----------       -----------
         Net Cash Provided by Investing Activities                               544,000         3,491,000
         -----------------------------------------                           -----------       -----------

Cash Flows From Financing Activities:
  Issuance of common stock                                                          -              476,000
  Principal payments on capital lease                                       (     33,000)     (     48,000)
  Payment of loans and credit lines                                         (     98,000)           59,000
  Note receivable from shareholder                                                  -               38,000
  Proceeds from issuance of debt                                                    -            2,607,000
  Exercise of stock options and warrants                                            -              578,000
                                                                             -----------       -----------
         Net Cash (Used) Provided by Financing Activities                   (    131,000)        3,710,000
         ------------------------------------------------                    -----------       -----------

Net decrease in cash and cash equivalents                                   (    363,000)     (  8,461,000)
Cash and cash equivalents, beginning                                           3,362,000        12,284,000
                                                                             -----------       -----------

Cash and cash equivalents, ending                                            $ 2,999,000       $ 3,823,000
                                                                             ===========       ===========


                        See accompanying notes to consolidated financial statements.


                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------

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

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share of the equity of Western Power and Equipment Corp. ("Western") of 39.5% at January 31, 1999 and July 31, 1998.

NOTE 2 - STATEMENT OF CASH FLOWS
--------------------------------

Supplemental disclosure of cash paid during the periods:

                                                  Six Months Ended
                                                     January 31,
                                              1999              1998
                                            --------          --------

 Interest                                 $2,725,000        $2,265,000
 Income taxes                             $  365,000        $  712,000


NOTE 3 - INVENTORIES

Inventories consist of the following:              January 31,      July 31,
                                                      1999            1998
                                                      -----           -----
       Parts                                      $ 9,554,000     $ 8,535,000
       Equipment new and used                      54,161,000      64,956,000
                                                  -----------     -----------
                                                  $63,715,000     $73,491,000
                                                  ===========     ===========

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

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - CONTINGENCIES (CONTINUED)

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



NOTE 5 - INTANGIBLE ASSETS

Intangibles and other assets consist of the following:

                                            January 31,      July 31,
                                               1999            1998
                                               -----           ----
          Goodwill                          $2,912,000      $3,044,000
          Non-compete agreement                 30,000          42,000
          Other assets                         527,000         527,000
                                            ----------      ----------
                                            $3,469,000      $3,613,000
                                            ==========      ==========

Goodwill is amortized over lives ranging from 25 to 40 years, and the non-compete agreement is being amortized over 2 years.



NOTE 6 - SERIES B-1 CONVERTIBLE PREFERRED STOCK

A total of 247,209 shares of the Series B-1 Convertible Preferred stock issued in September 1996 were converted to common shares during the six months ended January 31, 1999 at the applicable ratio of one for one leaving 476,653 shares outstanding at January 31, 1999.

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 7 - SUBSIDIARY PREFERRED STOCK

Western has been authorized to issue 10,000,000 shares of "blank check" preferred stock, with respect to which all the conditions and privileges thereof can be determined solely by action of such subsidiary's Board of Directors without further action of its stockholders. As at January 31, 1999 none were issued and outstanding.


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

All of the above mentioned companies, with the exception of CCC ceased operations prior to July 31, 1998. Management anticipates that a disposal transaction relative to CCC will close by March 31, 1999. The CCC transaction has been delayed and as a result, additional losses from discontinued operations have been incurred. Total costs, expenses and closure costs from the April 30, 1998 measurement date through the estimated closing date of March 31, 1999 now total approximately $6,432,000. Of this amount, $3,776,000 has been offset against the gain on sale of $3,776,000 and $2,656,000 has been reflected as additional loss from discontinued operations.


Sale of the assets of Connectsoft Communications Corporation

On July 10, 1998, the Company entered into an agreement to sell substantially all of the assets of its Connectsoft subsidiary, including the network operating center, to eGlobe, Inc. formally know as Executive TeleCard, Ltd. ("eGlobe"). This asset sale agreement expired on December 31, 1998. Since that date, AUGI and eGlobe have provided the working capital requirements of CCC and have been negotiating the structure and terms of a new agreement. It is anticipated that the new agreement will be signed on or before March 26, 1999 and that it shall take full effect no later than March 31, 1999.

                          AMERICAN UNITED GLOBAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9 - SUBSEQUENT EVENTS

On February 16, 1999 the Company and its IDF minority owned subsidiary amended the terms of a financing agreement whereby the Company agreed to increase its funding amount from $400,000 to $500,000 and simultaneously provided the additional $100,000. The funds were used for working capital purposes by Hayden-Wegman and Techstar, the two operating subsidiaries of IDF.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

General
-------

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. Except for historical information contained herein, certain statements herein are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, the receipt and timing of future customer orders, price pressures and other competitive factors leading to a decrease in anticipated revenues and gross profit margins.

The Company has operations in the distribution business through its majority-owned operating subsidiary, Western Power and Equipment Company.

The Company is also involved in the construction and wireless communications consulting business through a minority-owned subsidiary, IDF International, Inc. ("IDF"). TechStar Communications, Inc. ("TechStar") a wholly-owned subsidiary of IDF provides consulting services to the wireless communications industry in the form of network hardware acquisition, zoning, architectural and engineering consulting services.

Western Power & Equipment Company provides light, medium and heavy construction equipment through a chain of dealerships located primarily in the Western part of the United States. Western acquired its first seven retail distribution stores in November 1992. Western expanded to 18 stores in four states by the end of fiscal 1996, to 23 stores in five states by the end of fiscal 1997, and to 27 stores in five states by the end of fiscal 1998. In the first quarter of fiscal 1999, Western consolidated its Milton-Freewater, Oregon operation into its Pasco, Washington operation. In the second fiscal quarter, Western closed its Juneau, Alaska facility leaving Western with 25 operating facilities at January 31, 1999. Western's growth has been accomplished through a combination of new store openings, strategic acquisitions, and to a lesser extent, comparable stores revenue increases.

Western plans to open and acquire additional distribution outlets for Case products, as well as for products which may be manufactured by other companies. Western's results can be impacted by the timing of and costs incurred in connection with new store openings and acquisitions.

Results of Operations
---------------------

The Three Months and Six Months ended January 31, 1999 compared to the Three
----------------------------------------------------------------------------
Months and Six Months ended January 31, 1998.
---------------------------------------------

Revenues for the three-month period ended January 31, 1999 increased 4% to $41.3 million compared with $39.7 million for the three-month period ended January 31, 1998. Western's same store revenues increased less than 1% for the three-month period ended January 31, 1999, as compared to the prior year period. Sales were up from the prior year's second quarter in all departments other than new equipment sales which have been negatively affected by grey market machine inventory in Western's geographic markets, increased competitive pressures, a slowdown in the northwest economy, and some especially inclement weather in the northwest.

Revenues for the six-month period ended January 31, 1999 increased $5,028,000 or approximately 7% over the six-month period ended January 31, 1998. The increase was due primarily to the contribution of the stores acquired or opened in the last year. For the six-month period ended January 31, 1999, sales in all departments were up from the same period in the prior year.

Western's gross profit margin of 10.9% for the three-month period ended January 31, 1999 was down from the prior year comparative period margin of 12.6%. The decrease in gross profit margins was the result of a decrease in new and used equipment margins due to competitive pressures and some ongoing wholesale inventory liquidation. For the six-month period ended January 31, 1999, Western's gross margin was 8.5% down from the 12.2% gross margin for the six-month period ended January 31, 1998.

For the three-month period ended January 31, 1999, selling, general, and administrative ("SG&A") expenses, as a percentage of sales, were 7.7% down from 8.7% for the prior year's quarter. SG&A expenses for the six-month period ended January 31, 1999 were 8.0% of sales compared to 8.9% of sales for the prior year six-month period. The decrease in SG&A expenses is primarily attributable to reductions in the overhead associated with the Company's corporate headquarters. Western's executive management has put in place a plan to reduce SG&A expenses as a percentage of sales for the balance of the fiscal year.

Net interest expense for the three months ended January 31, 1999 of $1,007,000 increased $165,000 from $842,000 in the prior year comparative period. This increase was a result of a decrease in the Company's interest income partially offset by a decrease of Western's lower average borrowing rate on the Deutsche Financial Services facility and some one-time rebates used to offset interest expense in the period. Interest expense for the six-month period ended January 31, 1999 was $2,747,000 compared to $1,477,000 for the six-month period ended January 31, 1998, due to the increased inventory carried by Western and a decrease in the Company's interest income.

The Company has recorded a full valuation allowance against the deferred tax benefit for net operating losses generated, since in management's opinion, the net operating losses do not meet the more likely than not criteria for future realization. The tax provision recognized for the current quarter is based upon income generated by the Company's Western subsidiary.

Western's net income for the quarter ended January 31, 1999 was $331,000 with $615,000 for the prior year's second quarter. For the six-month period ended January 31, 1999, Western reported a loss of $957,000 compared with net income of $1,130,000 for the six-month period ended January 31, 1998.

A major contributing factor to the net loss of Western during the six-months ended January 31, 1999 was a non-recurring charge of $1,061,000 for used equipment inventory reserves. Based upon market prices of used equipment which are currently significantly lower than both current book values of Western's used equipment inventory and prior periods' market prices, management took this charge to allow pricing of its used equipment inventory more in line with current market prices. This in turn should help Western sell its used inventory more profitably, reduce inventory levels, and thereby reduce inventory carrying costs.

Liquidity and Capital Resources
-------------------------------

The Company's primary needs for liquidity and capital resources are related to Western's inventory for sale and its rental and lease fleet inventories, store openings, and acquisitions or additional stores. Western's primary source of internal liquidity has been its profitable operations. As more fully described below, Western's primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to Western by manufacturers of the products Western sells, and Deutsche Financial Services ("DFS") and, with respect to acquisitions, secured loans from Case.

Under inventory floor planning arrangements the manufacturers of products sold by Western provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At January 31, 1999, Western was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $11,580,000.

In June 1997, Western obtained a $75 million inventory flooring and operating line of credit through Deutsche Financial Services ("DFS"). The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Amounts are advanced against Western's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. Western expects to use this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some of its acquisition related debt at a lower interest rate. As of January 31, 1999, approximately $63,702,000 was outstanding under the DFS credit facility. At January 31, 1999, Western was in technical default of the leverage covenant in the Deutsche Financial Services Loan Agreement. Western obtained a waiver for the period through March 12, 1999. There is no guarantee that Deutsche Financial Services will not call this debt at any time after March 12, 1999. Western and DFS have reached preliminary agreement on amending this credit facility revising several covenants, including an increase in the debt leverage covenant. Finalization of this amendment is expected by March 31, 1999. Amounts owing under the DFS credit facility are secured by inventory purchases financed by DFS, as well as all proceeds from their sale or rental, including accounts receivable thereto.

During the six months ended January 31, 1999, cash and cash equivalents and marketable debt securities decreased by $2,745,000 primarily due to the Company's continued funding of the discontinued operations of Connectsoft Communications.

The Company's cash and cash equivalents and marketable debt securities of $5,066,000 and available credit facilities as of January 31, 1999 are considered sufficient to support current levels of operations for the next twelve months.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

In May 1998, a lawsuit was filed on behalf of the Company in purported shareholder derivative action against certain directors of the Company. The lawsuit alleges that the defendant directors breached their fiduciary responsibilities of due care and loyalty to the Company and its stockholders in connection with a letter of credit guarantee by the Company for ERD Waste Corp., the sale of certain businesses of the Company to Hutchinson Corporation, and the delisting of the Company's common stock and publicly traded warrants from the Nasdaq Stock Market. The complaint did not specify the amount of damages sought.

In June 1998, a shareholder class action was filed against the certain directors of the Company alleging that the defendant directors breached their fiduciary responsibilities of due care and loyalty to the Company and its stockholders in connection with a letter of credit guarantee by the Company for ERD Waste Corp., the sale of certain businesses of the Company to Hutchinson Corporation, and the delisting of the Company's common stock and publicly traded warrants from the Nasdaq Stock Market.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

At January 31, 1999, Western was in technical default of the leverage covenant in the Deutsche Financial Services ("DFS") Loan Agreement. As of January 31, 1999, the outstanding balance owed to DFS was approximately $63,702,000. Western obtained a waiver of the default for the period through March 12, 1999. There is no guarantee that DFS will not call this debt at any time after March 12, 1999. See Item 1, "Liquidity and Capital Resources."


ITEM 5.  OTHER INFORMATION

Western has received notice from Nasdaq that Western has failed to maintain a market value of publicly held shares greater than or equal to $5 million in accordance with Nasdaq Marketplace Rule 4450(a)(2) under Maintenance Standard 1 for continued listing on the National Market System (NMS). Western has requested a hearing with Nasdaq regarding this issue. The hearing is scheduled for April 8, 1999. The result of this hearing will determine whether Western can continue its NMS listing. In the event that Western does not meet the NMS maintenance requirement on the hearing date, Western will request that listing of its shares be transferred to the Nasdaq SmallCap Market. There can be no assurance that Nasdaq will approve continued listing of Western's shares on the NMS or that the listing will be transferred to the Nasdaq SmallCap Market.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A)  EXHIBITS

           None

      (B)  REPORTS ON FORM 8-K

           None

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             AMERICAN UNITED GLOBAL, INC.


March 22, 1999


                                        By:  /s/ Robert M. Rubin
                                             -----------------------
                                             Robert M. Rubin
                                             Chief Executive Officer




                                       By:  /s/ David M. Barnes
                                            ------------------------
                                            David M. Barnes
                                            Chief Financial Officer