Form 10-Q
period 1999-04-30
AMERICAN UNITED GLOBAL INC
filed 1999-06-18
CIK 859792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For Quarter Ended April 30, 1999
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


                    Registrant's telephone no.: 425-803-5432

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.


                              YES X                              NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                Title of Class           Number of Shares
                 Common Stock               Outstanding
          (par value $.01 per share)        11,916,642


                         AMERICAN UNITED GLOBAL, INC.


                                      INDEX

                                                                     Page
                                                                    Number

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements
     Consolidated Balance Sheets
       April 30, 1999 (unaudited) and July 31, 1998..............       1-2
     Consolidated Statements of Operations
       Three Months Ended April 30, 1999
       and April 30, 1998 (unaudited)............................       3
     Consolidated Statements of Operations
       Nine Months Ended April 30, 1999
       and April 30, 1998 (unaudited)............................       4
     Consolidated Statement of Shareholders'
    Equity (unaudited).............................................     5
     Consolidated Statements of Cash Flows
       Nine Months Ended April 30, 1999
       and April 30, 1998  (unaudited)............................      6
     Notes to the Consolidated Financial
    Statements (unaudited).........................................     7-11
   Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations.................     12-16
   Item 3. Quantitative and Qualitative Disclosure about
     Market Risk...................................................     N/A

PART II. OTHER INFORMATION
   Item 1. Legal Proceedings ......................................     17
   Item 2. Changes in Securities...................................     N/A
   Item 3. Defaults Upon Senior Securities.........................     17
   Item 4. Submission of Matters to a Vote of Security
     Holders.......................................................     N/A
   Item 5. Other Information ......................................     17
   Item 6. Exhibits and Reports on Form 8-K........................     17

ITEM 1

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS



                                                         APRIL 30,     JULY 31,
                                                           1999          1998
                                                       (unaudited)
                                  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .......................   $  3,072,000 $  3,362,000
   Investment in marketable debt securities .......      1,169,000    4,449,000
   Trade accounts receivable, less allowance for
     doubtful accounts of $958,000 and
     $726,000, respectively .......................     15,855,000   23,708,000
   Inventories ....................................     62,745,000   73,491,000
   Prepaid expenses and other receivables .........        317,000      287,000
   Deferred tax asset .............................      1,298,000    1,298,000
   Shares receivable (Note 9)......................      1,500,000         -
   Notes receivable ...............................        730,000    1,200,000
                                                        ----------    ---------
       TOTAL CURRENT ASSETS .......................     86,686,000  107,795,000

   Property and equipment, net ....................      9,927,000    8,695,000
   Rental equipment, net ..........................     27,772,000   23,080,000
   Leased equipment, net ..........................      5,322,000    2,760,000
   Intangibles and other assets, net of accumulated
     amortization of $1,428,000 and $1,263,000,
     respectively .................................      3,001,000    3,613,000
   Investment in unconsolidated subsidiary(Note 10)        428,000      961,000
   Notes receivable ...............................        425,000         -
                                                      ------------- -----------
           TOTAL ASSETS ...........................   $133,561,000 $146,904,000
                                                      ============ ============

          See accompanying notes to consolidated financial statements.



                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                     CONSOLIDATED BALANCE SHEETS (Continued)



                                                     APRIL 30,       JULY 31,
                                                       1999           1998
                                                    (unaudited)
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Borrowings under floor financing lines ....... $  17,334,000   $  11,038,000
   Short-term borrowings ........................    65,989,000      76,769,000
   Current portion of capital lease obligations .          --            67,000
   Accounts payable .............................    11,682,000      18,027,000
   Accrued liabilities ..........................     4,149,000       5,336,000
   Income taxes payable .........................       349,000       1,050,000
   Net liabilities of discontinued
    operations (Note 10).........................       589,000       1,480,000
                                                        -------       ---------
       TOTAL CURRENT LIABILITIES ................   100,092,000     113,767,000

Long-term borrowings ............................        19,000       1,156,000
Capital lease obligations, net of current portion     4,790,000       2,827,000
Deferred taxes ..................................       690,000         690,000
Deferred gain ...................................       144,000            --
Deferred lease income ...........................     6,248,000       3,474,000
                                                      ---------       ---------
       TOTAL LIABILITIES ........................   111,983,000     121,914,000

Minority interest ...............................     8,726,000       9,128,000

Commitments and contingencies

Shareholders' equity:
   Preferred stock, 12.5% cumulative, $1.00 per
     share liquidation value, $.01 par value;
     1,200,000 shares authorized; none issued and
     outstanding ................................          --              --
   Series B-1 convertible preferred stock,
     convertible to common, $3.50 per share
     liquidation value, $.01 par value; 1,000,000
     shares authorized;  430,507 and 723,862
     shares issued and outstanding, respectively          4,000           7,000
   Common stock, $.01 par value; 20,000,000 shares
     authorized; 11,916,642 and 11,617,286 shares
     issued and outstanding, respectively .......       119,000         116,000
   Additional contributed capital ...............    49,954,000      49,954,000
   Retained (deficit) ...........................   (37,225,000)    (34,215,000)
                                                    -----------     -----------
       TOTAL SHAREHOLDERS' EQUITY ...............    12,852,000      15,862,000
                                                     ----------      ----------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 133,561,000   $ 146,904,000
                                                  =============   =============

          See accompanying notes to consolidated financial statements.

                                        2

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         THREE MONTHS ENDED
                                                              APRIL 30,

                                                          1999         1998

Net revenues......................................... $ 40,371,000  $40,947,000
Cost of revenues.....................................   36,277,000   36,557,000
                                                       ----------   ----------
Gross profit.........................................    4,094,000    4,390,000

Selling, general and administrative expenses.........    3,764,000    3,743,000
                                                         ---------    ---------
Operating income.....................................      330,000      647,000

Interest expense, net................................    1,191,000    1,186,000
                                                         ---------    ---------
Loss from continuing operations before
     income taxes, equity in loss of unconsolidated
     subsidiary and minority interest................     (861,000)    (539,000)

Benefit for income taxes.............................       (5,000)  (1,256,000)
Equity in loss (earnings) of unconsolidated
 subsidiary..........................................      528,000      (36,000)
Minority interest in  (loss) earnings of
   consolidated subsidiary...........................      (24,000)      39,000
                                                           -------       ------

(Loss) income from continuing operations.............   (1,360,000)     714,000

Discontinued operations:

Income (loss) from operations........................    2,656,000   (3,238,000)
Provision for operating loss during
the phase out period.................................        -       (2,110,000)
                                                      ------------   ----------

Net income (loss).................................... $  1,296,000  $(4,634,000)
                                                      ============  ===========

Basic and diluted earnings (loss) per share

(Loss) earnings from continuing operations........... $     (0.11)  $ 0.06
Discontinued operations..............................        0.22    (0.46)
                                                             ----    -----
Basic and diluted earnings (loss) per share..........        0.11    (.40)
                                                             ====    ====

Weighted average number of shares....................    11,903,000  11,571,000
                                                         ==========  ==========


        See accompanying notes to consolidated financial statements.


                                     3



                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        NINE MONTHS ENDED
                                                            APRIL 30,

                                                       1999            1998
Net sales......................................... $122,015,000    $117,563,000
Cost of goods sold................................  110,954,000     103,849,000
                                                    -----------     -----------

Gross Profit......................................   11,061,000      13,714,000

Selling, general and administrative expenses......   10,335,000      10,600,000
                                                     ----------      ----------

Operating income .................................      726,000       3,114,000

Interest expense, net.............................    3,834,000       2,665,000
Gain on partial sale of subsidiary................        -            (220,000)
                                                      ---------       ----------

Loss before income taxes and minority interest....   (3,108,000)        669,000

Benefit for income taxes..........................     (579,000)       (591,000)
Loss (earnings) in unconsolidated subsidiary......      883,000         (92,000)
Minority interests in net (loss) earnings
   of consolidated subsidiary.....................     (402,000)        529,000
                                                       --------         -------


Net (loss) income from continuing operations......   (3,010,000)        823,000

Discontinued operations (Note 9):

Loss from operations..............................       -           (5,894,000)
Provision for operating loss during
the phase out period..............................       -           (2,110,000)
                                                    ------------     -----------

Net loss .........................................   (3,010,000)     (7,181,000)
Dividends on preferred stock......................        -              24,000
                                                     -----------     -----------

Net loss available for common shareholders........ $ (3,010,000) $   (7,205,000)
                                                   =============  ==============

Basic and diluted earnings (loss) per share

(Loss) earnings from continuing operations........ $     (0.26)  $        0.07
Discontinued operations...........................        0.00           (0.71)
                                                          ----           -----

Basic and diluted loss per share..................       (0.26)          (0.64)
                                                         =====           =====

Weighted average number of shares.................    11,748,000     11,210,000
                                                      ==========     ==========

        See accompanying notes to consolidated financial statements.
                                     4





                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF EQUITY
                                   (unaudited)





                                   PREFERRED STOCK        COMMON STOCK
                                                                               ADDITIONAL                     TOTAL
                                NUMBER OF           NUMBER OF                  CONTRIBUTED    RETAINED    SHAREHOLDERS'
                                 SHARES    AMOUNT    SHARES      AMOUNT          CAPITAL     (DEFICIT)        EQUITY
                                 ------    ------    ------      ------          -------     ---------        ------


Balance at July 31, 1998....... 724,000  $  7,000   11,617,000  $   116,000  $  49,954,000  $(34,215,000) $ 15,862,000
Net loss ......................                                                               (3,010,000)   (3,010,000)
Conversion of preferred
stock to common................(293,000)   (3,000)     299,000        3,000
                               --------    ------      -------        -----  -------------  ------------- ------------

Balance at April 30, 1999...... 431,000  $  4,000   11,916,000  $   119,000  $  49,954,000  $(37,225,000) $ 12,852,000
                                =======  ========   ==========  ===========  =============  ============  ============



        See accompanying notes to consolidated financial statements.



                                     5


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                          NINE MONTHS ENDED
                                                                APRIL 30,

                                                            1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income from continuing operations... $ (3,010,000) $     823,000
   Net loss from discontinued operations.......... $      -      $  (8,004,000)
   Adjustments to reconcile net loss (income) to
     net cash provided by operating activities
     Depreciation and amortization................    7,795,000      1,382,000
     (Loss) income applicable to minority intere..     (402,000)       529,000
     Undistributed loss of unconsolidated
      subsidiary..................................      883,000         92,000
     Amortization of deferred compensation........        -            160,000
     Gain on sale of fixed assets.................     (287,000)         -
     Impairment of intangible asset...............        -          1,474,000
     Gain on partial sale of subsidiary...........         -          (220,000)
     Changes in assets and liabilities, net of
       effects of acquisition and dispositions:
       Accounts receivable........................    7,853,000     (3,582,000)
       Inventories................................   10,746,000     (6,289,000)
       Prepaid expenses and other receivables.....      (31,000)       (31,000)
       Stock receivable...........................   (1,500,000)         -
       Notes receivable...........................         -         3,503,000
       Leased equipment, net......................   (2,562,000)         -
       Inventory floor plan financing.............    6,296,000    (47,572,000)
       Long and short term borrowings.............  (11,772,000)    59,318,000
       Accounts payable...........................   (6,162,000)    (8,200,000)
       Other accrued liabilities..................   (1,187,000)    (2,519,000)
       Income taxes payable/receivable............     (701,000)    (5,856,000)
       Deferred revenue...........................    2,774,000       (950,000)
       Net liabilities of discontinued operations.     (891,000)           -
                                                     ----------    ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES..    7,842,000    (15,942,000)
                                                     ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment.............   (2,887,000)       (50,000)
   Purchase of rental equipment...................  (10,694,000)         -
   Proceeds on sale of fixed assets...............    2,212,000          -
   Sale of marketable securities..................    3,280,000      5,935,000
                                                      ---------      ---------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES..   (8,089,000)     5,885,000
                                                     ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on capital lease............      (43,000)       (87,000)
   Note receivable from shareholder...............        -             38,000
   Issuance of common stock.......................        -            476,000
   Subsidiary purchase of treasury stock..........        -         (1,210,000)
   Exercise of stock options and warrants.........        -            563,000
                                                     -----------   ------------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES..      (43,000)      (220,000)
                                                     ----------     ----------

Net decrease in cash and cash equivalents.........     (290,000)   (10,277,000)
Cash and cash equivalents, beginning..............    3,362,000     12,284,000
                                                      ---------     ----------

Cash and cash equivalents, ending................. $  3,072,000  $   2,007,000
                                                   ============  =============


    See accompanying notes to consolidated financial statements.


                                     6

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

     The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share of the equity of Western Power and Equipment Corp. ("Western") of 39.5% at April 30, 1999 and July 31, 1998.


NOTE 2 - STATEMENT OF CASH FLOWS


     A capital lease obligation of $1,942,000 was incurred in the third fiscal quarter when Western entered into a 20 year lease for the Sparks, Nevada facility.





NOTE 3 - INVENTORIES

         Inventories consist of the following:

                                                  APRIL 30,          JULY 31,
                                                    1999               1998
                                                    ----               ----

         Parts.......................          $  9,389,000       $  8,535,000
         Equipment, new and used.....            53,356,000         64,956,000
                                                 ----------         ----------

                                               $ 62,745,000       $ 73,491,000
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

     In May 1998, a lawsuit was filed on behalf of the Company in a purported shareholder derivative action against certain directors of the Company and in June, 1998 a shareholder class action was filed against the same directors.

     On June 1, 1999, an agreement was entered into by all parties whereby both actions are to be settled for a total of $5,300,000. The settlement consists of $600,000 in cash from insurance proceeds, $1,900,000 in Western Power & Equipment Corp. common stock owned by the Company, $1,100,000 from Mr. Rubin's assignment of his rights to certain consulting payments from Hutchinson Corp. and $1,700,000 in marketable securities owned by Mr. Rubin. The settlement is subject to final approval by the court.


NOTE 5 - INTANGIBLE ASSETS

         Intangible and other assets consist of the following:


                                               April 30,       July 31,
                                                  1999            1998
                                                  ----            ----

Goodwill ..................................$  2,920,000     $   3,044,000
Non-compete agreement.......................      -                42,000
Other assets................................      81,000          527,000
                                           -------------    -------------
                                           $   3,001,000    $   3,613,000
                                           =============    =============


     Goodwill is amortized over lives ranging from 25 to 40 years, and the non-compete agreement is being amortized over 2 years.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - FIXED ASSETS

Fixed Assets consist of the following:
                                                 April 30,          July 31,
                                                    1999              1998
         Operating property, plant
           and equipment:
           Land                                   $  420            $  840
           Buildings                               5,122             4,078
           Machinery and equipment                 3,788             3,236
           Office furniture and fixtures           2,286             2,263
           Computer hardware and software          1,305             1,474
           Vehicles                                1,751             1,291
           Leasehold improvements                    340               202
                                                  ------            ------
                                                  15,012            13,384

           Less: accumulated depreciation         (5,085)           (4,689)
                                                  ------            ------

         Property, plant, and equipment (net)      9,927            $8,695
                                                   -----            ------

         Rental equipment fleet (net)             27,772            23,080
                                                  ------            ------

         Leased equipment fleet (net)              5,322             2,760
                                                   -----             -----


NOTE 7 - SERIES B-1 CONVERTIBLE PREFERRED STOCK

     A total of 299,356 shares of the Series B-1 Convertible Preferred Stock issued in September 1996 were converted to common shares during the nine months ended April 30, 1999 at the applicable ratio of one for one leaving 430,507 shares outstanding at April 30, 1999.




NOTE 8 - SUBSIDIARY PREFERRED STOCK

     Western has been authorized to issue 10,000,000 shares of "blank check" preferred stock, with respect to which all the conditions and privileges thereof can be determined solely by action of such subsidiary's Board of Directors without further action of its stockholders. As of June 15, 1999, none were issued and outstanding.

NOTE 9 - FISCAL 1999 EVENTS

     In February, 1999, the real property and improvements used in connection with the Western's Sparks, Nevada operation and upon which such operation is located, were sold to McLain-Rubin Realty, L.L.C. (MRR) under the terms of a real property purchase and sale agreement. MRR is a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and Chairman of the Company, and Robert M. Rubin, a director of the Company.

     The sale price was $2,210,000 in cash at closing. Subsequent to the closing of the sale, Western entered into a 20-year lease agreement with MRR for the Sparks, Nevada facility at an initial rental rate of $252,000 per year with increases at 5, 10, and 15 years resulting in a maximum annual rental rate of $374,000. The lease is a net lease with payment of insurance, property taxes and maintenance costs by Western. The sale resulted in a gain to Western in the amount of $287,000 which will be amortized over the life of the lease pursuant to generally accepted accounting principles.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - DISCONTINUED OPERATIONS

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


Sale of the assets of Connectsoft Communications Corporation and the Network Operations Center

     Subsequent to quarter end the July 10, 1998 agreement to sell substantially all of the assets of its CCC subsidiary and the network operations center owned by Connectsoft, Inc. ("NOC") to eGlobe, Inc., formerly known as Executive TeleCard, Ltd. ("eGlobe") was revised. Effective June 15, 1999, the assets of CCC and the NOC have been sold. As consideration for the assets, eGlobe assumed approximately $4,700,000 of CCC liabilities and leases, most of which have been guaranteed by the Company. Although eGlobe will be responsible for payment of those assumed liabilities, the assumption of such liabilities will not relieve the Company from its guarantees until such liabilities have been paid. CCC has also received from eGlobe approximately $1,850,000 in advances for working capital. In addition, the Company will receive redeemable, convertible preferred stock of eGlobe, which it has valued on a preliminary basis at $1,500,000. The stock is redeemable in five years and becomes convertible at the Company's option in October of 1999. The stock also carries a minimum conversion price of $3.00 per share with a higher conversion price possible depending upon market price at the time of conversion.

     Total costs, expenses and closure costs from the April 30, 1998 measurement date through the closing date of June 15, 1999 are approximately $6,794,000. Of this amount, $6,794,000 has been offset against the gain on sale of approximately $7,383,000. The net remaining gain of $589,000 has been reflected as net liabilities of discontinued operations in the accompanying Consolidated Balance Sheet and will be recognized in the fourth quarter.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - TRANSACTION WITH SUBSIDIARY

     On April 21, 1999 the Company and its' IDF minority owned subsidiary amended the terms of a financing arrangement whereby the Company agreed to increase its funding amount from $500,000 to $1,000,000. As of June 18, 1999 the Company had provided $492,000 of the additional $500,000 commitment. The funds were used for working capital purposes and for the payment of certain past due taxes and other past due liabilities of Hayden Wegman, the NYC based subsidiary of IDF. In addition, a small portion of the funds were used to pay the shut-down costs of Techstar Communications, the Maryland based subsidiary of IDF. The shut-down of Techstar will result in certain overhead savings and will allow management to concentrate on revenue growth within Hayden Wegman.

     Total advances of $992,000 through June 18, 1999 have been provided as an interest bearing demand loan under a promissory note while the Company and IDF are negotiating the final structure and terms of the financing transaction. Management anticipates that such final structure will consist of a combination of common share equity and subordinated convertible debt. Due to accumulated losses somewhat in excess of the Company's investment in IDF and the likely structure of the financing transaction, the advances have been included in the caption Investment in unconsolidated subsidiary in the accompanying Consolidated Balance Sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

GENERAL
-------

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

     This management's discussion and analysis of financial conditions and results of operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements that involve risks and uncertainties, detailed from time to time in the Company are various Securities and Exchange Commission filings. No assurance can be given that any such matters will be realized.

     The Company has operations in the distribution business through its majority-owned operating subsidiary, Western Power and Equipment Corp.


     Western Power & Equipment Corp. provides light, medium and heavy construction equipment through a chain of dealerships located primarily in the western part of the United States. Western acquired its first seven retail distribution stores in November 1992. Western expanded to 18 stores in four states by the end of fiscal 1996, to 24 stores in five states by the end of fiscal 1997, and to 27 stores in five states by the end of fiscal 1998. In the first quarter of fiscal 1999, Western consolidated its Milton-Freewater, Oregon operation into its Pasco, Washington operation leaving 26 operating facilities at April 30, 1999. Western's growth has been accomplished through a combination of new store openings, strategic acquisitions, and to a lesser extent, comparable stores revenue increases.

     Western plans to open and acquire additional distribution outlets for Case products, as well as for products that may be manufactured by other companies. Western's results can be impacted by the timing of and costs incurred in connection with new store openings and acquisitions.

     The Company is also involved in the construction business through a minority owned subsidiary, IDF International, Inc. ("IDF"). IDF, through its Hayden Wegman subsidiary provides design, construction management and engineering services to municipalities and other governmental agencies and private industry.


                              RESULTS OF OPERATIONS
                              ---------------------

The Three Months and Nine Months Ended April 30, 1999 Compared to the Three
---------------------------------------------------------------------------
Months and Nine Months Ended April 30, 1998
-------------------------------------------

     Revenues for the three-month period ended April 30, 1999 decreased 1% to $40.4 million compared with $40.9 million for the three-month period ended April 30, 1998. Revenues were up from the prior year's third quarter only in parts and rentals. Equipment sales have been negatively affected by gray market machine inventory in Western's geographic markets, increased competitive pressures, a slowdown in the northwest economy, and some especially inclement weather in the Northwest.

     Revenues for the nine-month period ended April 30, 1999 increased $4,452,000 or approximately 4% over the nine-month period ended April 30, 1998. The increase was due primarily to the contribution of the stores acquired or opened in the last year. For the nine-month period ended April 30, 1999, revenues were up from the same period in the prior year in rental, parts, and service.

     Western's gross profit margin of 10.1% for the three-month period ended April 30, 1999 was down from the prior year comparative period margin of 10.7%. The decrease in gross profit margins was the result of a decrease in new and used equipment margins due to competitive pressures and some ongoing wholesale inventory liquidation. For the nine-month period ended April 30, 1999, Western's gross margin was 9.1% down from the 11.7% gross margin for the nine-month period ended April 30, 1998 due to market pricing pressure and the used equipment reserve taken in the first fiscal quarter.

     For the three-month period ended April 30, 1999, selling, general, and administrative ("SG&A") expenses, as a percentage of sales, were 9.3%, up slightly from 9.1% for the prior year's quarter. SG&A expenses for the nine-month period ended April 30, 1999 were 8.4% of sales compared to 9.0% of sales for the prior year nine-month period. The decrease is attributable to reductions in the overhead associated with the Company's corporate headquarters.

     Interest expense for the three months ended April 30, 1999 of $1,191,000 was up slightly from the $1,186,000 in the prior year comparative period. This is a result of decreases in the Company's interest income offset by a lower average borrowing rate on Western's Deutsche Financial Services facility. Interest expense for the nine-month period ended April 30, 1999 was $3,834,000 compared to $2,665,000 for the nine-month period ended April 30, 1998, due to the Company's decreased interest income and to increased interest-bearing inventory carried by Western .


     The Company has recorded a full valuation allowance against the deferred tax benefit for net operating losses generated, since in management's opinion the net operating losses do not meet the more likely than not criteria for future realization. The tax benefits recognized for the current quarter and nine months are based upon losses generated by the Company's Western subsidiary.



Liquidity and Capital Resources
-------------------------------

     The Company's primary needs for liquidity and capital resources are related to Western's inventory for sale and its rental and lease fleet inventories, store openings, and acquisitions of additional stores. Western's primary source of internal liquidity has been its historical profitable operations. As more fully described below, Western's primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to Western by the manufacturers of the products Western sells, and Deutsche Financial Services ("DFS") and, with respect to acquisitions, secured loans from Case.

     Under inventory floor planning arrangements the manufacturers of products sold by Western provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At April 30, 1999, Western was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $17,334,000.

     Western currently has a $75 million inventory flooring and operating line of credit through Deutsche Financial Services ("DFS"). The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Borrowings are secured by Western's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. Western uses this borrowing facility to lower flooring-related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. As of April 30, 1999, approximately $64,489,000 was outstanding under the DFS credit facility. At April 30, 1999, Western was in technical default of the debt leverage covenant in the Deutsche Financial Services Loan Agreement. Western obtained a waiver for the period through June 11, 1999. There is no guarantee that Deutsche Financial Services will not call this debt at any time after June 11, 1999. Western and DFS have reached preliminary agreement to amend this credit facility to revise several covenants, including an increase in the debt leverage covenant. Finalization of this amendment, which was expected to occur during the third fiscal quarter, is now expected to occur during the fourth fiscal quarter.


     During the nine months ended April 30, 1999, cash and cash equivalents and marketable debt securities decreased by $3,570,000 primarily due to the Company's continued funding of the discontinued operations of Connectsoft Communications and the additional funding provided to IDF.

     The Company's cash and cash equivalents and marketable debt securities of $4,241,000 and available credit facilities as of April 30, 1999 are considered sufficient to support current levels of operations for the next twelve months.


Impact of the Year 2000 Issue
-----------------------------

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

     During the third fiscal quarter, Western began testing a previously installed upgrade to its primary enterprise software and to the base operating system. These upgrades were represented to be Year 2000 compliant by their respective suppliers. Based upon the testing completed to date, Western has no reason to believe that the upgrades are not Year 2000 compliant. Western expects to substantially complete testing for Year 2000 compliance on these upgrades by July 31, 1999.

     Western has begun to implement its plan to contact all of its significant suppliers to determine the extent to which Western is vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantees that the systems of third parties on which Western's systems rely or which influence the business of Western's customers will be timely remediated, that any attempted remediation will be successful, or that such conversions would be compatible with Western's systems. Western has not yet determined the projected costs of Western's Year 2000 project and cannot yet determine whether Western has any exposure to contingencies related to the Year 2000 issue for the products it has previously sold.

     Western will utilize both internal and external resources to reprogram, or replace, and test Western's software for Year 2000 modifications. Western plans to complete its Year 2000 project by October 31, 1999. Funding for the costs of the program to date have come and in the future are anticipated to come from operating cash flows.

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

Inventory; Effects of Inflation and Interest Rates; General Economic Conditions
-------------------------------------------------------------------------------

     Controlling inventory is a key ingredient to the success of an equipment distributor because the equipment is characterized by long order cycles, high ticket prices, and the related exposure to "flooring" interest. Western's interest expense may increase if inventory is too high or interest rates rise. Western manages its inventory through company-wide information and inventory sharing systems wherein all locations have access to Western's entire inventory. In addition, Western closely monitors inventory turnover by product categories and places equipment orders based upon targeted turn ratios.

     All of the products and services provided by Western are either capital equipment or included in capital equipment, which are used in the construction, industrial, and agricultural sectors. Accordingly, Western's sales are affected by inflation or increased interest rates which tend to hold down new construction, and consequently adversely affect demand for the equipment sold and rented by Western. In addition, although agricultural equipment sales are less than 5% of Western's total revenues, factors adversely affecting the farming and commodity markets also can adversely affect Western's agricultural equipment related business.
                                       15

     Western's business can also be affected by general economic conditions in its geographic markets as well as general national and global economic conditions that affect the construction, industrial, and agricultural sectors. An erosion in North American and/or other countries' economies could adversely affect Western's business. Market specific factors could also adversely affect one or more of Western's target markets and/or products.

PART II

ITEM 1.  LEGAL PROCEEDINGS

     In May 1998, a lawsuit was filed on behalf of the Company in a purported shareholder derivative action against certain directors of the Company and in June, 1998 a shareholder class action was filed against the same directors.

     On June 1, 1999, an agreement was entered into by all parties whereby both actions will be settled for a total of $5,300,000. The settlement consists of $600,000 in cash from insurance proceeds, $1,900,000 in Western Power & Equipment Corp. common stock owned by the Company, $1,100,000 from Mr. Rubin's assignment of his rights to certain consulting payments from Hutchinson Corp. and $1,700,000 in marketable securities owned by Mr. Rubin. The settlement is subject to final approval by the court.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     At April 30, 1999, Western was in technical default of the leverage covenant in the Deutsche Financial Services ("DFS") Loan Agreement. As of April 30, 1999, the outstanding balance owed to DFS was approximately $64,489,000. Western obtained a waiver of the default for the period through June 11, 1999. There is no guarantee that DFS will not call this debt at any time after June 11, 1999. See Item 1, "Liquidity and Capital Resources."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.


ITEM 5.  OTHER INFORMATION

     Western has received notice from Nasdaq that the Western's common stock would be transferred from the Nasdaq National Market System to the Nasdaq SmallCap Market effective May 20, 1999 due to the failure to maintain a market value of publicly held shares greater than or equal to $5 million in accordance with Nasdaq Marketplace Rule 4450(a)(2) under Maintenance Standard 1 for continued listing on the National Market System (NMS). The SmallCap Market listing is temporary pending the Western's submission of the appropriate application and fees to Nasdaq. Western has submitted the requested application and resultant fees. However, there can be no assurances that Nasdaq will approve continued listing of the Western's shares on the SmallCap Market.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

                  Exhibit 27  Financial Data Schedule

         (B)      REPORTS ON FORM 8-K

                  None

                                    SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMERICAN UNITED GLOBAL, INC.


June 18, 1999



                  By:     /s/ Robert M. Rubin
                          --------------------
                          Robert M. Rubin
                          Chief Executive Officer




                  By:     /s/ David M. Barnes
                          --------------------
                          David M. Barnes
                          Chief Financial Officer