Form 10-K
period 1999-07-31
AMERICAN UNITED GLOBAL INC
filed 1999-11-15
CIK 859792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 1999

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number 0-19404

                          AMERICAN UNITED GLOBAL, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                         95-4359228

(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

11130 NE 33rd Place, Suite 250
Bellevue, Washington                                          98004
(Address of principal executive offices)                    (Zip Code)

       (425) 803-5432 (Registrant's telephone number, including area code)

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

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of November 4, 1999 was approximately $2,210,000.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, on November 12, 1999 was 11,921,528.50 shares.

         Documents incorporated by reference: None


     PART I

         ITEM 1.     DESCRIPTION OF BUSINESS

         SUMMARY

     American United Global, Inc., a Delaware corporation (the "Company"), through its operating subsidiaries, was engaged primarily in the distribution, rental and servicing of construction equipment (the "Distribution Business") during the fiscal year ending July 31, 1999 ("Fiscal 1999"). The Company has been engaged in site acquisition, zoning, architectural and engineering services for the wireless communication and telecommunications industry and general construction engineering services (the "Telecommunication and Construction Businesses") through its minority-share ownership of IDF International, Inc. ("IDF") during Fiscal 1999. The Company disposed of the remaining assets relating to its business of the design, development and marketing of computer software and software related products and services (the "Technology Business") during Fiscal 1999. The Company was engaged in active operations at July 31, 1999 in only the Distribution Business.

         The Distribution Business

     The Distribution Business operates through the Company's 60.6%-owned subsidiary, Western Power & Equipment Corp., a Delaware corporation ("Western"). Western is engaged in the sale, rental, and servicing of light, medium-sized, and heavy construction, agriculture, and industrial equipment, parts and related products which are manufactured by Case Corporation ("Case") and certain other manufacturers. The Company believes, based upon the number of locations owned and operated, that Western is the largest independent dealer of Case construction equipment in the United States. Products sold, rented, and serviced by Western include backhoes, excavators, crawler dozers, skid steer loaders, forklifts, compactors, log loaders, trenchers, street sweepers, sewer vacuums, and mobile highway signs.

     Western operates out of 24 facilities located in Washington, Oregon, Nevada, California, and Alaska. The equipment distributed by Western is furnished to contractors, governmental agencies, and other customers primarily for use in the construction of residential and commercial buildings, roads, levees, dams, underground power projects, forestry projects, municipal construction, and other projects.

     Western's strategy focuses on acquiring additional existing distributorships and rental operations, opening new locations, and increasing sales at its existing locations. In connection with this strategy, it may seek to operate additional Case or other equipment retail distributorships, and sell, lease and service additional lines of construction equipment and related products not manufactured by Case. Western reduced its acquisition activity in Fiscal 1999 due to market conditions affecting the industry in which Western conducts its business.

     Western sustained a net loss of approximately $1.8 million on net sales of approximately $163.7 million in the fiscal year ended July 31, 1999, whereas it earned net income of approximately $1.8 million on net sales of approximately $163.5 million in the fiscal year ended July 31, 1998 and $1.0 million on net sales of approximately $148.1 million in fiscal year ended July 31, 1997. The Distribution Business has in Fiscal 1999, Fiscal 1998 and Fiscal 1997 accounted for 100% of the Company's net sales due to the discontinuation of operations of all entities engaging in the Technology Business. In all likelihood, any material adverse effect upon the Distribution Business or Western will have a material adverse effect upon the business, financial condition, results from operations and prospects of the Company.

         The Technology Business

     During the year ending July 31, 1999 the Company did not engage in the Technology Business. In April 1998, the Company approved a formal plan to dispose of, or discontinue, the remaining operations of its subsidiaries constituting the Technology Business. In June 1999, the sale by the Company of such assets constituting its Technology Business, which had not theretofore been discontinued, to eGlobe, Inc. was completed. In connection with such sale, the Company received convertible preferred stock of eGlobe, Inc. ("eGlobe Preferred"), valued at $2,000,000, and eGlobe assumed approximately $5,182,000 in liabilities and lease obligations of subsidiaries of the Company, of which $2,900,000 of lease obligations have been guaranteed by the Company. Although eGlobe will be responsible for payment of those assumed liabilities, the assumption of such liabilities will not relieve the Company from its guarantees until such liabilities have been paid. The eGlobe Preferred carries a 5% cumulative dividend and is convertible at $1.56 per share of common stock of eGlobe, or, in the aggregate, into 1,920,000 shares of eGlobe common stock. The Company has realized a remaining net gain on the sale of eGlobe (gain on sale less total costs, expenses and closure costs) of approximately $1,989,000, which has been reflected as a net gain on the disposal of assets in the Company's consolidated statement of operations for Fiscal 1999.

         STRATEGIC GOALS

     The Company continues to engage in the Distribution Business through its subsidiary, Western, of which the Company owns approximately 60.6% of the outstanding Common Stock. The Company is currently considering focusing its strategy on acquisitions into other businesses, although it has not yet identified any definitive acquisition candidate.

     Western's growth strategy focuses on acquiring additional existing distributorships and rental operations, opening new locations, and increasing sales at its existing locations. The Company reduced its acquisition activity in Fiscal 1999 due to market conditions in the industry in which Western conducts its business. When market conditions improve and as opportunities arise, Western intends to make strategic acquisitions of other authorized Case construction equipment retail dealers located in established or growing markets, as well as dealers or distributors of construction, industrial, or agricultural equipment, and related parts, manufactured by companies other than Case. In addition to acquisitions, Western plans to open new retail outlets. Western's strategy has been to test market areas by placing sales, parts, and service personnel in the target market through the efforts of salespeople. If the results are deemed favorable, Western may open a retail outlet with its own inventory of equipment. Western believes this approach reduces both the business risk and the cost of market development.

     The third prong of Western's growth strategy is to expand sales at its existing locations, which it believes can be done in three ways. First, Western will continue to broaden its product line by adding equipment and parts produced by manufacturers other than Case. Western has already added products to its inventories produced by such quality manufacturers as Dynapac, Champion, Link-Belt, Takeuchi, Tymco, Vactor, Kawasaki, Kubota, Daewoo, and Stewart & Stevenson. Second, Western will seek to increase sales of parts and service fees, categories which have considerably higher margins than equipment sales. The Company believes Western can accomplish this growth through the continued diversification of its parts product lines and the servicing of equipment produced by manufacturers other than Case. Third, Western plans to further develop its fleet of rental equipment. As the cost of purchasing equipment escalates, short and long-term rental is predicted to become increasingly attractive to Western's customers. Western's management anticipates that rental of equipment will make up an increasing share of revenues.

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

         Western

     Western commenced business in November 1992 with the acquisition from Case of seven retail distribution facilities located in Oregon and Washington.
Western became a subsidiary of the Company, simultaneously with such acquisition. The Company holds 60.6 percent of the outstanding shares of Western as of July 31, 1999.

     In September 1994 and February 1996, in two different transactions, Western acquired from Case four retail construction equipment stores located in California and Nevada. In addition, in June 1996 and January 1997, Western made two additional acquisitions of distributorships of predominantly non-competing lines of equipment, with locations in California, Oregon, Washington and Alaska. From Fiscal 1993 through Fiscal 1997, Western also opened nine new stores in the states served by the acquired stores, ending Fiscal 1997 with 24 stores.

     In Fiscal 1998, Western acquired four additional facilities through acquisition, located in California and Alaska. The pre-existing Alaska facility was discontinued as it was combined with the acquired Alaska facility. In addition, in Fiscal 1998 Western opened one new store in Washington. On December 11, 1997, Western acquired substantially all of the operating assets used by Case in connection with its business of servicing and distributing Case agricultural equipment at a facility located in Yuba City, California.

         Business Strategy

     The Company's business strategy has focused on acquiring additional existing distributorships and rental operations, opening new locations, and increasing sales at its existing locations. The Company reduced its acquisition activity in Fiscal 1999 due to market conditions.

     When market conditions improve and opportunities arise, the Company intends to make strategic acquisitions of other authorized Case construction equipment retail dealers located in established or growing markets, as well as dealers or distributors of construction, industrial, or agricultural equipment, and related parts, manufactured by companies other than Case.

     In addition to acquisitions, the Company plans to open new retail outlets. The strategy in opening additional retail outlets has been to test market areas by placing sales, parts, and service personnel in the target market. If the results are favorable, a retail outlet is opened with its own inventory of equipment. This approach reduces both the business risk and the cost of market development.

     The third prong of the Company's business strategy is to expand sales at its existing locations in three ways. First, the Company will continue to broaden its product line by adding equipment and parts produced by manufacturers other than Case. The Company has already added products to its inventories produced by such quality manufacturers as Dynapac, Champion, Link-Belt, Takeuchi, Tymco, Vactor, Kawasaki, Kubota, Daewoo, and Stewart & Stevenson. Second, the Company will seek to increase sales of parts and service - both of which have considerably higher margins than equipment sales. This increase will be accomplished through the continued diversification of the Company's parts product lines and the servicing of equipment produced by manufacturers other than Case. Third, the Company plans to further develop its fleet of rental equipment. As the cost of purchasing equipment escalates, short and long-term rental will become increasingly attractive to the Company's customers. Management anticipates that rental of equipment will make up an increasing share of the Company's revenues.

         Products

         Case Construction Equipment

     The construction equipment (the "Equipment") sold, rented and serviced by the Company generally consists of: backhoes (used to dig large, wide and deep trenches); excavators (used to dig deeply for the construction of foundations, basements, and other projects); log loaders (used to cut, process and load logs); crawler dozers (bulldozers used for earth moving, leveling and shallower digging than excavators); wheel loaders (used for loading trucks and other carriers with excavated dirt, gravel and rock); roller compactors (used to compact roads and other surfaces); trenchers (a smaller machine that digs trenches for sewer lines, electrical power and other utility pipes and wires); forklifts (used to load and unload pallets of materials); and skid steer loaders (smaller version of a wheel loader, used to load and transport small quantities of material-e.g., dirt and rocks-around a job site). Selling prices for these units range from $15,000 to $350,000 per piece of equipment.

     In Fiscal 1998, Western acquired four additional facilities, in California and Alaska, and opened one new store in the state of Washington. The pre-existing Alaska facility was discontinued as it was combined with the acquired Alaska facility. On December 11, 1997, Western acquired substantially all of the operating assets used by Case in connection with its business of servicing and distributing Case agricultural equipment at a facility located in Yuba City, California. On April 30, 1998, Western acquired substantially all of the operating assets of Yukon Equipment, Inc. ("Yukon") in connection with Yukon's business of servicing and distributing construction, industrial, and agricultural equipment in Alaska. Yukon has facilities in Anchorage, Fairbanks, and Juneau, Alaska.

     In Fiscal 1999, the Company closed three of its smaller facilities and began servicing the territories served by these small stores by larger facilities in the region. The Company ended Fiscal 1999 with 24 stores. The Company has consolidated an additional four facilities in the first quarter of Fiscal 2000 into larger stores in each region. The closures are intended to increase efficiencies and reduce costs.

National O-Ring and Stillman Seal

     In January 1996, the Company sold all of the assets of its National O-Ring and Stillman Seal businesses, comprising the manufacturing business of the Company, to Hutchinson Corporation ("Hutchinson") for $24,500,000 (the "Hutchinson Transaction"), of which $20,825,000 was paid in cash and the aggregate $3,675,000 balance was paid by delivery of two 24-month non-interest bearing promissory notes due and paid in January 1998.

Connectsoft
-----------

     Effective as of July 31, 1996, the Company acquired, through a merger with an acquisition subsidiary of the Company consummated in August 1996 (the "Connectsoft Merger"), all of the outstanding capital stock of Connectsoft, Inc. a closely-held company located in Bellevue, Washington ("Old Connectsoft") which provided a variety of computer products and services. In connection with the Connectsoft Merger, Old Connectsoft stockholders received, on a pro rata basis, an aggregate of 976,539 shares of the Company's Series B-1 Preferred Stock (the "Preferred Stock"). Such Preferred Stock does not pay a dividend, is not subject to redemption, has a liquidation preference of $3.50 per share over Company's Common Stock and votes together with the Company's Common Stock as a single class on a one share for one vote basis. Each share of Preferred Stock was convertible into either one, two or three shares of Common Stock of the Company if certain benchmarks for pre-tax income of Old Connectsoft and its consolidated subsidiaries, and Exodus Technologies, Inc., a direct subsidiary of the Company, were achieved. As such benchmarks were not achieved, the Preferred Stock has been and is only convertible into Common Stock on a one-for-one basis. To date, 550,919 shares of Preferred Stock have been converted into an equal number of shares of Common Stock, and 425,620 shares of Preferred Stock remain outstanding.

     On July 10, 1998, the Company entered into an agreement to sell substantially all of the assets of its Connectsoft Communications Corporation subsidiary, including the network operations center, to eGlobe. The transaction was amended and closed on June 17, 1999 and was further amended in September 1999. As consideration, eGlobe issued approximately $2,000,000 (as valued) of its convertible preferred stock to the Company and assumed approximately
$5,182,000 of Connectsoft liabilities and leases, of which approximately $2,900,000 are lease obligations guaranteed by the Company. Although eGlobe will be responsible for payment of those assumed liabilities, the assumption of such liabilities will not relieve the Company from its guarantees until such liabilities have been paid. The sale to eGlobe was consummated in June 1999.
Thereafter, in August 1999, the agreement with eGlobe was amended. Although eGlobe will be responsible for payment of those assumed liabilities, the assumption of such liabilities will not relieve the Company from its guarantees until such liabilities have been paid. See also "Item 1 - Description of Business-Summary-Technology Business." InterGlobe

     In September 1996, the Company acquired InterGlobe for a purchase price paid to the InterGlobe stockholders in the aggregate of approximately $400,000, plus 800,000 shares of the Company's Common Stock. The former stockholders of Interglobe also received four-year employment agreements with Interglobe and the Company, pursuant to which they received seven-year options to purchase an additional aggregate 800,000 shares of the Company's Common Stock at an exercise price of $6.00 per share (the "Interglobe Options"), of which all such Interglobe Options have since been canceled. In August 1998, the Company discontinued the operations of InterGlobe.

     On November 4, 1997, Artour Baganov, the former principal stockholder of InterGlobe, tendered his resignation as a member of the Board of Directors of the Company and InterGlobe. The Company and InterGlobe reached an agreement on July 22, 1998 with Mr. Baganov under which he agreed to terminate his employment agreement with InterGlobe and cancel his 698,182 performance options. In consideration, the Company and InterGlobe paid Mr. Baganov an aggregate of $300,000 in full settlement of obligations under his employment agreement and released such stockholder from his non-competition agreement with InterGlobe. Mr. Baganov also agreed to vote his 550,000 shares of the Company's Common Stock in favor of management's nominees for election to the Company's Board of Directors. Two other former stockholders of InterGlobe had previously resigned as InterGlobe employees and their employment agreements and InterGlobe Options were canceled.

     Exodus

     The Company, through its Exodus subsidiary, had designed and developed a proprietary software program, marketed as NTerprise. TM, which allows users to run WindowsTM application server software programs designed for the MicrosoftTM Windows NTTM operating system developed by Microsoft on (i) users' existing UnixTM workstations, X-terminals and other X-widows devices, Macintosh terminals and Java-enabled network computers, which would otherwise not be Windows compatible, and (ii) on older versions of Windows compatible workstations which are otherwise incapable of running newer versions of Microsoft compatible software, such as Office95TM or Lotus NotesTM. The Company decided to discontinue its Exodus operations in January 1998 following Microsoft's decision not to renew its suncontractor's license with Exodus.

     Seattle OnLine

     In November 1996, the Company acquired the assets of Seattle OnLine, Inc. ("Seattle OnLine"), a company engaged in providing a regional Internet/Intranet telecommunication service in the form of high bandwidth Internet connectivity and hosting for businesses in the Pacific Northwest. The Company purchased the Seattle OnLine assets for the sum of $147,000 and 16,000 shares of the Company's Common Stock which were used to settle certain creditor claims. The Company also issued to the former stockholders of such corporation warrants to purchase an aggregate of 333,333 shares of the Company's Common Stock. Seattle OnLine ceased operations in August 1997 and its remaining assets were sold to a privately held company for $25,000 cash and a sufficient number of shares of preferred stock of the acquiring company so as to equal $50,000 in value on the date of receipt of the shares.

TechStar and IDF
----------------

     Effective December 11, 1996, the Company acquired TechStar Communications Corp. ("TechStar"). In connection therewith the Company issued to the former TechStar stockholders an aggregate of 507,246 shares of Company Common Stock, paid $780,000 in cash and delivered three year Company notes aggregating $600,000. In a related transaction, in April 1997 the Company also acquired Arcadia Consulting, Inc., a company formed by Solon L. Kandel for the purpose of providing consulting services to clients in the wireless telecommunications industry. The Company paid $220,000 and issued to Mr. Kandel 192,754 shares of Common Stock. Subsequent to such acquisitions, the former stockholders of TechStar publicly sold an aggregate of 331,346 of their 507,246 shares of Company Common Stock and Mr. Kandel publicly sold all of his 192,754 shares of Company Common Stock.

     In August 1997, the Company sold TechStar to IDF, pursuant to an agreement and plan of merger, dated July 31, 1997 (the "IDF Merger Agreement"), among the Company, TechStar, IDF and an acquisition subsidiary of IDF. Upon consummation of the transaction, the Company received 6,171,553 shares of IDF common stock, representing approximately 58% of the fully diluted outstanding IDF common stock, and as a result, for accounting purposes, the Company was deemed to have acquired IDF. Solon D. Kandel, Sergio Luciani and Simontov Moskona, the senior executive officers of TechStar, received three year options to purchase an aggregate of 856,550 shares of IDF common stock (the "IDF Options"), representing approximately an additional 8% of such fully diluted outstanding IDF common stock. In connection with the transaction (i) all options granted by the Company under their employment agreements entitling Messrs. Kandel, Luciani and Moskona to purchase an aggregate of 780,000 shares of Company Common Stock (subject to achievement of certain financial performance targets), and all related 120,000 performance options held by other TechStar employees, were cancelled, (ii) each of Messrs. Luciani and Kandel tendered their resignations as directors of the Company, and (iii) Messrs. Luciani, Moskona and Kandel utilized $600,000 of the net proceeds from the sale of their Company shares to invest in convertible securities of IDF.

     Messrs. Kandel, Luciani and Moskona were the senior executive officers of IDF and each resigned their positions between January 1999 and May 1999. Each of such officers had employment agreements with IDF pursuant to which they had been entitled to receive, in addition to their base salaries and annual bonuses, IDF Options which vest based upon IDF and its consolidated subsidiaries, including TechStar and Hayden/Wegman (a subsidiary of TechStar), achieving all or certain pro-rated portions of annual pre-tax income targets in each of fiscal years ending July 31, 1998, 1999 and 2000. However, as none of such IDF Options have vested as of the end of Fiscal 1999, the number of shares of IDF common stock that would have been issued upon the exercise of such unvested IDF Options have reverted back to the Company as additional consideration.

     Robert M. Rubin, the Chief Executive Officer and Chairman of the Board and a Director of the Company, is also a principal stockholder and member of the board of directors of IDF. Prior to consummation of the transactions contemplated by the IDF Merger Agreement, Mr. Rubin converted an $800,000 loan previously made to IDF into preferred stock convertible into 400,000 shares of IDF common stock.

     During Fiscal 1999, the Company loaned IDF a total of $992,000. However, IDF has in the last two fiscal quarters of Fiscal 1999 experienced a significant decrease in revenue and has been unable to obtain further financing. Due to these circumstances and the uncertainty of recovery, the Company has taken a full reserve against the advances of $992,000 made to IDF.

     During the third fiscal quarter of Fiscal 1999, IDF discontinued the operations of TechStar.

Conese Enterprises Transaction

     Effective March 24, 1998, the Company, Western and IDF entered into a securities purchase agreement with Conese Enterprises, Ltd. ("Enterprises"). As a result of subsequent discussions, however, the parties mutually agreed to terminate the securities purchase agreement. On June 27, 1998, the parties entered into an agreement releasing each other from any obligations under the securities purchase agreement, and pursuant to the "break up" provisions of the agreement which the Company reimbursed Enterprises $150,000 for their expenses in connection with the proposed transactions.

         THE DISTRIBUTION BUSINESS

         General

     The Company engages in the Distribution Business through Western, of which it owns approximately 60.6% of its outstanding Common Stock. Western is engaged in the sale, rental, and servicing of light, medium-sized, and heavy construction, agricultural, and industrial equipment, parts, and related products which are manufactured by Case and certain other manufacturers. The Company believes, based upon the number of locations owned and operated, that it is the largest independent dealer of Case construction equipment in the United States. Products sold, rented, and serviced by the Company include backhoes, excavators, crawler dozers, skid steer loaders, forklifts, compactors, log loaders, trenchers, street sweepers, sewer vacuums, and mobile highway signs.

     Western operates out of 24 facilities located in Washington, Oregon, Nevada, California, and Alaska. The equipment distributed by Western is furnished to contractors, governmental agencies, and other customers, primarily for use in the construction of residential and commercial buildings, roads, levees, dams, underground power projects, forestry projects, municipal construction, and other projects.

     Western's growth strategy consists of acquiring additional existing distributorships and rental operations, opening new locations, and increasing sales at its existing locations. In such connection, it may seek to operate additional Case or other equipment retail distributorships, and sell, lease, and service additional lines of construction equipment and related products not manufactured by Case. See "Growth Strategy".

         Growth Strategy

     Western's  growth  strategy  focuses  on  acquiring   additional   existing
distributorships, opening new locations and increasing sales at its existing locations. As opportunities arise, Western intends to make strategic acquisitions of other authorized Case construction equipment retail dealers located in established or growing markets, as well as of dealers or distributors of industrial or construction equipment, and related parts, manufactured by companies other than Case. In addition to acquisitions, Western plans to open new retail outlets. Western's strategy has been to test market areas by placing sales, parts, and service personnel in the target market. If the results are deemed favorable, a retail outlet is opened with its own inventory of equipment. Western believes this approach reduces both the business risk and the cost of market development.

     The third aspect of Western's growth strategy is to expand sales at its existing locations in three ways. First, Western will continue to broaden its product line by adding equipment and parts produced by manufacturers other than Case. Western has already added to its inventories products produced by quality manufacturers such as Dynapac, Champion, Link-Belt, Takeuchi, Tymco, Vactor, Kawasaki, Kubota, Daewoo and Stewart & Stevenson. Second, Western will seek to increase sales of parts and service fees, categories which the Company and Western have found to have considerably higher margins than equipment sales. The Company believes Western can accomplish this growth through the continued diversification of the parts product lines and the servicing of equipment produced by manufacturers other than Case. Third, Western plans to further develop its fleet of rental equipment. As the cost of purchasing equipment escalates, short and long-term rental will become increasingly attractive to the Western's customers. Western's management anticipates that rental of equipment will make up an increasing shares of Western's revenues.

         Case Construction Equipment

     The construction equipment (the "Equipment") sold, rented and serviced by Western generally consists of: backhoes (used to dig large, wide and deep trenches); excavators (used to dig deeply for the construction of foundations, basements, and other projects); log loaders (used to cut, process and load logs); crawler dozers (bulldozers used for earth moving, leveling and shallower digging than excavators); wheel loaders (used for loading trucks and other carriers with excavated dirt, gravel and rock); roller compactors (used to compact roads and other surfaces); trenchers (a small machine that digs trenches for sewer lines, electrical power and other utility pipes and wires); forklifts (used to load and unload pallets of materials); and skid steer loaders (a smaller version of a wheel loader, used to load and transport small quantities of material such as dirt and rocks around a job site). Selling prices for this Equipment ranges from $15,000 to $350,000 per piece of equipment.

     Under the terms of standard Case dealer agreements, Western is an authorized Case dealer for sales of equipment and related parts and services at locations in Oregon, Washington, Nevada and Northern California (the "Territory"). The dealer agreements have no defined term or duration, but are reviewed on an annual basis by both parties, and can be terminated without cause at any time either by Western on 30 days' notice or by Case on 90 days' notice. Although the dealer agreements do not prevent Case from arbitrarily exercising its right of termination, based upon Case's established history of dealer relationships and industry practice, Western does not believe that Case would terminate its dealer agreement without good cause.

     The dealer agreements do not contain requirements for specific minimum purchases from Case. In consideration for Western's agreement to act as dealer, Case supplies to Western items of Equipment for sale and lease, parts, cooperative advertising benefits, marketing brochures related to Case products, access to Case product specialists for field support, the ability to use the Case name and logo in connection with Western's sales of Case products, and access to Case floor plan financing for Equipment purchases. Such floor planning arrangements currently provides Western with interest free credit terms of between one month and twelve months on purchases of specified types of new Equipment. Principal payments are generally due at the earlier of sale of the equipment or six months from the date of shipment by Case.

         Other Products

     Although the principal products sold, leased and serviced by Western are manufactured by Case, Western also sells, rents and services equipment and sells related parts (e.g., tires, trailers and compaction equipment) manufactured by others. Approximately 42% of Western's net sales for fiscal year 1999 resulted from sales, rental and servicing of products manufactured by companies other than Case, a higher percentage than the 35% of total net sales for fiscal year 1998 from this category as Western continued its planned growth in product lines other than Case. Manufacturers other than Case represented by Western offer various levels of supplies and marketing support along with purchase terms that vary from cash upon delivery to interest-free 12-month floor plans.

     Western's distribution business is generally divided into three categories of activity: (i) equipment sales, (ii) equipment rentals, and (iii) equipment service and support.

         Equipment Sales

     At each of its distribution outlets, Western maintains a fleet of various equipment for sale. The equipment purchased for each outlet is selected by Western's marketing staff based upon the types of customers in the geographical areas surrounding each outlet, historical purchases as well as anticipated trends. Subject to applicable limitations in Western's manufacturers' dealer contracts, each distribution outlet has access to Western's full inventory of equipment. Western provides only the standard manufacturer's limited warranty for new equipment, which is generally a one-year parts and service repair warranty. Customers can purchase extended warranty contracts.

     Western sells used Equipment that has been reconditioned in its own service shops. It generally obtains such used Equipment as "trade-ins" from customers who purchase new items of Equipment and from Equipment previously rented and not purchased. Unlike new Equipment, Western's used Equipment is generally sold "as is" and without a warranty.

         Equipment Rentals

     Western maintains a separate fleet of equipment that it holds solely for rental. Such equipment is generally held in the rental fleet for 12 to 36 months and then sold as used equipment with appropriate discounts reflecting prior rental usage. As rental equipment is taken out of the rental fleet, Western adds new equipment to its rental fleet as needed. The rental charges vary, with different rates for different types of equipment rented. In October 1998, Western opened its first rental-only store, located in the Seattle, Washington area, under the name Western Power Rents. This store rents a wide range of pro ducts including equipment from Case and other manufacturers with whom Western has dealer agreements as well as equipment from companies with which Western has had no prior relationship.

         Product Support and Service

     Western operates a service center and yard at each retail distribution outlet for the repair and storage of Equipment. Both warranty and non-warranty service work is performed, with the cost of warranty work being reimbursed by the manufacturer following the receipt of invoices from Western. Western employs approximately 140 manufacturer-trained service technicians who perform Equipment repair, preparation for sale, and other servicing activities. Equipment servicing is one of the higher profit margin businesses operated by Western. Western has expanded this business by hiring additional personnel and developing extended warranty contracts to be purchased by customers for Equipment sold and serviced by Western, and independently marketing such contracts to its customers. Western services items and types of Equipment which include those that are neither sold by Western nor manufactured by Case.

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

         Sales and Marketing

     Western's customers are typically residential and commercial building general contractors, road and bridge contractors, sewer and septic contractors, underground power line contractors, persons engaged in the forestry industry, equipment rental companies and state and municipal authorities. Western estimates that it has approximately 9,000 customers, with most being small business owners, none of which accounted for more than three percent (3%) of its total sales in the fiscal year ended July 31, 1999.

     For fiscal years 1999, 1998, and 1997, the approximate revenue breakdown by source for the business operated by the Company were as follows:


                                       FY 1999      FY 1998      FY 1997
                                       -------      -------      -------
                  Equipment Sales        60%          69%          69%
                  Equipment Rental       16%           8%           9%
                  Product Support        24%          23%          22%
                                        ---          ---           ---
                                        100%         100%          100%
                                        ===          ===           ===

     Western advertises its products in trade publications and its sales representatives appear at trade shows throughout the Territory. It also encourages its salespersons to visit customer sites and offer Equipment demonstrations when requested.

     Western believes its sales and marketing activities do not result in a significant backlog of orders. Although Western has commenced acceptance of orders from customers for future delivery following manufacture by Case or other manufacturers, during Fiscal 1999 substantially all of its sales revenues resulted from products sold directly out of inventory, or the providing of services upon customer request.

     All of Western's sales personnel are employees of Western, and all are under the general supervision of C. Dean McLain, the Executive Vice President and a director of the Company, and the President of Western. Western assigns to each Equipment salesperson a separate exclusive territory, the size of which varies based upon the number of potential customers and anticipated volume of sales as well as the geographical characteristics of each area. Western employed approximately 70 Equipment salespersons on July 31, 1999.

     On July 31, 1999, Western employed seven product support salespersons who sell Western's parts and repair services to customers in assigned territories. Western has no independent distributors or non-employee sales representatives.

         Suppliers

     Western purchases the majority of its inventory of Equipment and parts from Case. No other supplier currently accounts for more than ten percent (10%) of such inventory purchases in Fiscal 1999. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, in the future Western plans to expand the number of products and increase the aggregate dollar value of those products which Western purchases from manufacturers other than Case in the future.

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

     Case's two major competitors in the manufacture of a full line of construction equipment of comparable sizes and quality are Caterpillar Corporation and Deere & Company. In addition, other manufacturers produce specific types of equipment which compete with the Case Equipment and other Equipment distributed by Western. These competitors and their product specialties include JCB Corporation (backhoes), Kobelco Corporation
(excavators), Dresser Industries (light and medium duty bulldozers), Komatsu Corporation (wheel loaders and crawler dozers) and Bobcat, Inc. (skid steer loaders).

     Western is currently the only Case dealer for construction equipment in Washington, Alaska, Nevada and in the Northern California area (other than Case-owned distribution outlets), and is one of two Case dealers in Oregon. None of the Case dealers in Western's territory are owned by Case. However, Case has the right to establish other dealerships in the future in the same territories in which the Company operates. In order to maintain and improve its competitive position, revenues and profit margins, Western plans to increase its sales of products produced by companies other than Case.

         Environmental Standards and Government Regulation

     Western's operations are subject to numerous rules and regulations at the federal, state and local levels which seek to protect the environment, including regulating the discharge of hazardous materials into the environment. Western is subject to federal environmental standards because, in connection with its operations, it handles and disposes of hazardous materials and discharges sewer water in its equipment rental and servicing operations. Western is also subject to local rules and regulations regarding the discharge of waste water into sewer systems. Western's internal staff is trained to keep appropriate records with respect to its handling of hazardous waste, to establish appropriate on-site storage locations for hazardous waste, and to select regulated carriers to transport and dispose of hazardous waste. Based upon current laws and regulations, Western believes that its policies, practices and procedures are properly designed to prevent an unreasonable risk of environmental damage and the resultant financial liability to Western. No assurance can be given that future changes in such laws, regulations, or interpretations thereof, changes in the nature of Western's operations, or the effects of former occupants' past activities at the various sites at which Western operates, will not have a material adverse effect upon the Company's operations.

         Insurance

     Western currently has general, product liability, and umbrella insurance policies with limits, terms, and conditions which Western and the Company believe to be consistent with reasonable business practice, although there is no assurance that such coverage will prove to be adequate in the future. An uninsured or partially insured claim, or a claim for which indemnification is not available, or a change in or lapse of any previously existing coverage could have a material adverse effect upon Western, and in such event would likely materially adversely affect the Company's business, financial condition, results from operations and prospects.

Employees

     At July 31, 1999, Western employed approximately 420 full-time employees, or approximately 30 fewer than at July 31, 1998. Of that number, 29 are in corporate administration, 27 are involved in administration at the branch locations, 111 are employed in Equipment sales and rental, 86 are employed in parts sales, and 167 are employed in servicing construction equipment. Staff reductions during the year ending July 31, 1999 were considered to be relatively even across all departments.

     At July 31, 1999, approximately 19 of Western's service technicians employed in the Sacramento, California operation were being represented by Operating Engineers Local Union No. 3 of the International Union of Operating Engineers, AFL-CIO under the terms of a five-year contract expiring August 31, 2001. As of May 1999, approximately 19 service technicians employed at Western's facility in Auburn, Washington had voted to be represented in collective bargaining by Operating Engineers Local Union Nos. 302 and 612 of the International Union of Operating Engineers, AFL - CIO. Western and the local unions' representatives are currently in contract negotiations as to a contract for these employees. Western believes that its relations with its employees are satisfactory.

     The Company has three executive officers and no administrative employees, but uses some consultants to perform certain administrative duties.

Future Performance and Risk Factors

     The future performance, operating results and financial condition of the Company's Distribution Business are subject to various risks and uncertainties, including those described below.

     Competition.

  The  Company's  Distribution  Business  operates  in a highly competitive industry and market in which many companies have financial and personnel resources significantly greater than those of Western, and in which Western faces a great deal of competition on the basis of price. Such intense price competition has the effect of holding down Western's profit margins on product sales. The retail construction equipment industry, including the states of Washington, Oregon, California, Alaska and Nevada in which Western operates, is also highly fragmented with many brands of equipment and distributors of such brands active in the market, thus presenting Western with intense competition. Moreover, Western's dealership arrangements with Case do not provide Western with exclusive dealerships in any territory. Although management believes that it is unlikely that Case will create additional independent dealers in the states of Oregon, Washington, California, Alaska or Nevada, or will reinstitute its own proprietary dealerships in that territory, there is no assurance that Case will not elect to do so in the future. If Western cannot adequately compete with competing companies or adopt to changes in the marketplace or industry, the business, financial condition, results from operations and prospects of Western will be materially adversely affected. See "Business-The Distribution Business-Competition."

     Government Regulation and Environmental Standards.

     Western's operations are subject to numerous rules and regulations at the federal, state and local levels which are designed to protect the environment, including regulating the discharge of certain hazardous materials into the environment. Western's internal staff is trained to keep appropriate records with respect to its handling of hazardous waste, to establish appropriate on-site storage locations for hazardous waste, and to select regulated carriers to transport and dispose of hazardous waste. There is always the risk that such materials might be mishandled, or that there might occur equipment or technology failures, which could result in significant claims for personal injury, property damage and clean-up or remediation. Any such claims could have a material adverse effect on Western. If such claims are upheld and Western is fined or sanctioned, the business, financial condition and results from operations of Western, and the Company, may be materially adversely affected. No assurance can be given that future changes in such laws, regulations, or interpretations thereof, changes in the nature of Western's operations, or the effects of former occupants' past activities at the various sites at which Western operates, will not have a material adverse effect upon the Company's operations, financial condition, business or prospects. See "Business-The Distribution Business-Environmental Standards and Government Regulation."



     Risk of  Termination  of Case  Dealership.

     Under the terms of the standard Case construction equipment sales and services agreement with its dealers, including Western, Case reserves the right to terminate Western as an authorized Case dealer at any retail locations, for any reason, upon 90 days notice to Western. In the Agreement of Purchase and Sale by and between Case and Western, dated December 4, 1992 (the "Case Purchase Agreement"), Case acknowledged that its corporate business policy is not to exercise such discretionary right of termination arbitrarily, and agreed that if Western's operations at a particular location acquired from Case are profitable and are terminated by Case for any reason other than "for cause" (defined as any grounds which Case shall determine in the exercise of its reasonable business judgment) it would not reinstate its own retail operations at such location through December 1997. Should its Case dealerships at any one or more locations be terminated by Case, the Company's business, financial condition, results from operations and prospects could be materially adversely affected. In the event of such termination, Western's liquidity position and cash reserves would be materially adversely affected as all of Western's indebtedness to Case under its various secured financing agreements would become immediately due and payable. All of Western's indebtedness to its institutional lenders could also be accelerated at that time. Furthermore, in the event that Western accelerates growth of its Distribution Business, dependence upon Case as its principal supplier, at least in the near term, will increase. In the event of any of the foregoing, the business, financial condition, results from operations and prospects of Western will likely be materially adversely affected. See "Business-The Distribution Business-The Equipment."

     Importance of Case Corporation to Operations. During Fiscal 1998 and Fiscal 1999 the Company's Western subsidiary accounted for all of the Company's total net sales from continuing operations. Approximately 58% of Western's revenues result from sales, leasing and servicing of equipment and parts manufactured by Case. As a result, the ability of Case to continue to manufacture products that Western can successfully market and distribute, largely based on the quality and pricing of such products, is of material importance to the business, financial condition, results from operations and prospects of the Company. In the event that Case should cease to manufacture equipment for the construction equipment industry, fail to produce sufficient products to stock the Company's inventories adequately, fail to maintain certain product price levels on its products or to maintain a good reputation for quality in such industry, the Company's business, results from operations, financial condition and prospects will be materially adversely affected.

     Effects of Downturn in General Economic Conditions, Cyclicality and Seasonality.

     Demand for all of Western's construction equipment distributed through its retail operations is significantly affected by general domestic economic conditions. All of such products and services are either capital goods themselves, principally sold for inclusion in capital equipment or used for the provision of construction services by others. Sales of capital goods tend to fluctuate widely along with trends in overall economic activity in the national economy. A general inflationary spiral or a continuing increase in prevailing interest rates could adversely affect new construction, and consequently result in a significant reduction in demand for the construction equipment sold by Western. The construction equipment business has also historically been cyclical, and is subject to periodic reductions in the levels of construction (especially housing starts) and levels of total industry capacity and equipment inventory, irrespective of the effects of inflation or increasing interest rates. In addition, housing construction in the northwest slows down beginning in November and continuing through to January. Accordingly, Western's operations may be materially adversely affected by any general downward economic pressures, adverse cyclical trends, or seasonal factors.



     Dependence on Key Personnel.

     Western's success in its Distribution Business depends to a significant degree upon the continuing contributions of its senior management and other key employees. The Company believes that the future prospects and success of Western will also depend in large part on its ability to attract and retain highly-skilled sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that Western will be successful in attracting, integrating and retaining such personnel. Failure to attract or retain existing and additional key personnel could have a material adverse effect on the Company's Distribution Business, operating results, financial condition or prospects.

Risk Factors Relating to the Company in General

     Volatility  of Market Prices for the  Company's  Common  Stock.

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

ITEM 2.  Properties

     The following table sets forth information as to each of the properties which the Company owns or leases (all of which are retail sales, rental service, storage and repair facilities expect as otherwise noted) in connection with its Distribution Business at July 31, 1999. The properties located in Salinas, California; Bend and Portland (Whitaker location), Oregon; and Moxee, Washington were closed in the first quarter of Fiscal 2000.


     Location and Use               Lessor              Lease      Annual Rental    Size/Square Feet  Purchase
                                                      Expiration                                      Options
                                                         Date

1745 N.E. Columbia Blvd.    Carlton O. Fisher, CNJ   12/31/2000    $83,649(1)      Approx. 4 Acres;    No
Portland, Oregon 97211      Enterprises                            plus CPI        Building 17,622
                                                                   adjustments     sq.ft.

1665 Silverton Road, N.E.   LaNoel Elston Myers      7/10/20001    $33,600(1)      Approx. 1 Acre;     No
Salem, Oregon 97303         Living Trust                                           Buildings 14,860
                                                                                   sq.ft.

1702 North 28th Street      McKay Investment         6/14/2001     $69,000(1)      Approx. 5 Acres;    No
Springfield, Oregon 97477   Company                                                Building 17,024
                                                                                   sq.ft.

West 7916 Sunset Hwy.       US Bank                  9/30/2003     $69,600(1)      Approx. 5 Acres;    No
Spokane, Washington 99204                                                          Building 19,200
                                                                                   sq.ft.

12406 Mukilteo Speedway     Phil & Jana Pickering    10/31/2008    $114,000(1)     Approx. 2.1         No
Mukilteo, Washington 98275                                                         Acres; Building
                                                                                   13,600 sq.ft.

1901 Frontier Loop          The Landon Group         4/30/2002     $40,500(1)      Approx. 7 Acres;    No
Pasco, Washington 99301                                                            Building 14,200
                                                                                   sq.ft.

13184 Wheeler Road, N.E.    Maiers Industrial park   Month to      $38,400(1)      Approx. 10 Acres;   No
Building 4                                           Month                         Building 13,680
Moses Lake, Washington                                                             sq. ft.
98837

63291 Nels Anderson Road    B&K Management Corp.     10/31/99      $31,800(1)      Approx. 1.9 acres   No
Bend, Oregon 97701                                                                 building 3,600
                                                                                   sq. ft.

4601 N.E. 77th Avenue       Parkway Limited          1/31/2001     $157,200        8,627 sq. ft.       No
Suite 200                   Partnership
Vancouver, Washington
98662

2702 W. Valley Hwy No.      Avalon Island LLC        11/30/2015    $204,000(1)     Approx. 8 Acres;    No
Auburn, Washington 98001                                                           Building 33,000
                                                                                   sq. ft.


500 Prospect Lane           Frederick Peterson       9/15/2002     $26,496(1)     Approx. 1.9         Yes
Moxee, Washington 98936                                                            Acres; Building
                                                                                   6,200 sq. ft.

1455 Glendale Avenue        McLain-Rubin Realty      1/31/2019     $252,000(2)     Approx. 5 Acres;    No
Sparks, Nevada 89431        Group (3)                                              Building 22,475
                                                                                   sq.ft.

25886 Clawiter Road         Fred Kewel II, Agency    11/30/99      $110,088(1)     Approx. 2.8         No
Hayward, California 94545                                                          Acres; Building
                                                                                   21,580 sq.ft.


3540 D Regional Parkway     Soiland                  2/28/99       $48,234(1)      5,140 sq. ft.       No
Santa Rosa, California                                             plus CPI        approximately
95403                                                              adjustments     1.25 acres

1751 Bell Avenue            McLain-Rubin Realty      2/2/2016      $168,000(2)     Approx. 8 Acres;    No
Sacramento, California      Company LLC(2)(3)                                      Buildings 35,941
95838                                                                              sq. ft.


1041 S. Pershing Avenue     Raymond Investment       3/14/2001     $44,000(1)      Approx. 2 Acres;    No
Stockton, California 95206  Corp.                                  plus annual     Buildings 8,000
                                                                   CRI             sq. ft.
                                                                   adjustments
                            M.E. Robinson            3/31/2001
8271 Commonwealth Avenue,                                          $81,600(1)      Approx. 1 acre;     Yes
Buena Park, California                                                             Building 11,590
90621                                                                              sq.ft.

672 Brunken Avenue          R. Jay De Serpa, Ltd.    7/31/2001     $31,644(1)      Approx. 8 Acres;    No
Salinas, California 93301                                                          Building 4,000
                                                                                   sq.ft.

13691 Whitaker Way          D&J Enterprises          5/1/2001      $77,700         Approx. 2 Acres;    No
Portland, Oregon 97230                                                             Building 11,760
                                                                                   sq. ft.

2535 Ellis Street           Hart Enterprises         2/15/2002     $33,600         Approx. 2 Acres;    Yes
Redding, Oregon 96001                                                              Building 6,200
                                                                                   sq. ft.

913 S. Central              McLain-Rubin Realty III  5/31/2017     $205,200(2)     Approx. 4.4         No
Kent, WA 98032 (Rental      (3)                                    plus CPI        Acres; Building
only)                                                              adjustments     21,400 sq. ft.
                                                                                                       Yes
723 15TH Street                                      11/02/2002    $18,600         Approx. 1.2
Clarkston, WA 99403         Mark Flerchinger                                       Acres; Building
                                                                                   3,750 sq. ft.

3199 E. Onstott Road                                 12/31/2017    $54,000 (2)     Approx. 13 Acres;   No
Yuba City, CA 95991         McLain-Rubin Realty                                    Building 23,900
                            III (2)(3)                                             sq. ft.



2020 E.Third Avenue         Owned                    N/A           N/A             Approx. 4 Acres;    N/A
Anchorage, AK 99501                                                                Building 15,650
                                                                                   sq. ft.


3510 International Way,     C & N Partners           12/15/99      $46,978         Approx. 2 Acres;    No
Fairbanks, AK 99701                                                                Building 4500 sq.
                                                                                   ft.

2275 Brandy Lane            Excaliber Drill          2/29/2000     $30,000         Approx. .5 Acres;   No
Juneau, AK 99801                                                                   Building 1,500
                                                                                   sq. ft.

(1) Net lease with payment of insurance, property taxes and maintenance costs by the Company.


(2) Net lease with payment of insurance, property taxes and maintenance costs by the Company, which also pays for structural repairs.

     (3) C. Dean McLain and Robert M. Rubin are (i) the Executive Vice President and Director of the Company and Chief Executive Officer of Western, and (ii) the President, Chief Executive Officer and Chairman of the Company, respectively. Messrs. Rubin and McLain are the equity owners of McLain-Rubin Realty Company, LLC. The terms of its lease with McLain-Rubin Realty Company LLC provide for a "triple net" arrangement under which Western pays, in addition to rent, all insurance, property taxes, maintenance costs and structural and other repairs.

     Western's operating facilities are separated into nine "hub" outlets and fourteen "sub-stores" and one "rental-only" store in Kent, Washington. The hub stores are the main distribution centers located in Auburn, Pasco and Spokane, Washington; Portland and Springfield, Oregon; Sparks, Nevada; Hayward and
Sacramento, California; and Anchorage, Alaska. The sub-stores are the smaller retail facilities in Mukilteo, Moses Lake, Kent, Clarkston and Yakima, Washington; Portland, Salem and Bend, Oregon; Santa Rosa, Stockton Buena Park, Redding, Yuba City and Salinas, California; and Fairbanks, Alaska.

     All of the leased and owned facilities used by Western are believed to be adequate in all material respects for the current and anticipated needs of the Distribution Business.



     ITEM 3. LEGAL PROCEEDINGS

     Except as set forth below, there are no pending material legal proceedings in which the Company or any of its subsidiaries is a party, or to which any of their respective properties are subject, which either individually or in the aggregate may have a material adverse effect on the results of operations or financial position of the Company.

     In May 1998 a purported derivative lawsuit (the "Derivative Action") was brought on behalf of the Company against Robert M. Rubin, the Company's Chief Executive Officer, and the Company's other directors and officers who served between November 1996 and February 1998. The Derivative Action alleged breaches of fiduciary duty and waste of corporate assets. Final judicial approval of a settlement of the Derivative Action was received in August 1999, pursuant to which the Company will receive a payment (the "Rubin Payment") of $2,800,000 from Mr. Rubin.

     The settlement will consist of the following: (a) the assignment by Mr. Rubin to the Company of his right to $600,000 from Hutchinson which is due under the Consulting Agreement and Non-Competition Agreement to Mr. Rubin, and which Mr. Rubin believes will be immediately available upon stockholder ratification of the Hutchinson Transaction; (b) the assignment of approximately $500,000 as the "net present value" of the remaining payments (originally to be made in installments through 2002) due under the Consulting Agreement and Non-Competition Agreement to Mr. Rubin; (c) the transfer by Mr. Rubin to the Company of a securities account (valued at approximately $941,000 as of the date of transfer) containing both cash and unrestricted common stock of various publicly-traded companies, with the actual value of each component common stock to be calculated as the product of (i) the number of shares of each security actually transferred, multiplied by (ii) the average closing price of each security  for the ten  trading  days  preceding  the date on which  the  Company receives the securities account; and (d) the transfer by Mr. Rubin to the Company of such number of shares of common stock of Response USA ("Response"), a publicly-traded company, as equals the quotient of (i) the dollar value of the Rubin Payment after subtracting the actual value of the payments in (a),(b) and
(c) above, divided by (ii) the average closing price of the Response common stock during the ten trading days preceding the final judicial approval of the Settlement. Hutchinson has withheld payments under the Consulting Agreement and Non-Competition Agreement to Mr. Rubin pending stockholder ratification of the Hutchinson Transaction, and has agreed to make these payments upon such stockholder ratification. The payments by Hutchinson will constitute a significant portion of the Rubin Payment.

     In connection with the settlement of the Derivative Action, the Company has agreed to (a) immediately appoint two new independent directors to the Board of Directors pending stockholder approval, (b) have its chief financial officer report on the Company's financial condition and prospects at each regular board meeting, (c) establish an audit committee of the Board of Directors to be comprised entirely of independent directors, (d) establish a compensation committee to be composed of a majority of independent directors, (e) pass a board resolution regarding the review of unsolicited bona fide offers to acquire at least a controlling stake in the Company, and (f) pass a board resolution regarding "related party" transactions.



     If the Hutchinson Transaction is ratified by the Company's stockholders, the Company will release Mr. Rubin, the Company's Chairman and Chief Executive Officer, from the obligation to repay a $1,000,000 principal amount promissory note (the "Note") issued by Mr. Rubin to the Company. In return for such release, Mr. Rubin will assign to the Company his rights to receive payments under the Non-Competition Agreement and Consulting Agreement with Hutchinson, and a portfolio of marketable securities with an approximate aggregate market value as of June 1999 of approximately $941,000. Hutchinson has conditioned its payments under the Consulting Agreement and Non-Competition Agreement on stockholder ratification of the Hutchinson Transaction. In the event the Company stockholders do not ratify the Hutchinson Transaction, Mr. Rubin will remain responsible for repayment of the Note to the Company. In return for his assigning to the Company his rights to receive payments from Hutchinson under the Non-Competition Agreement and the Consulting Agreement, the Company will agree to reduce his indebtedness under the Note by an amount equal to the payments by Hutchinson to the Company.

     The Class Action

     In June 1998 a stockholder class action (the "Class Action") was filed against the Company's directors alleging breaches of fiduciary duty and loyalty to the Company and its stockholders in connection with (i) a letter of credit guarantee by the Company for ERD Waste Corp. ("ERD"), (ii) the Hutchinson
Transaction and (iii) the delisting of the Company's Common Stock and publicly-traded warrants from NASDAQ in February 1998. The Company has paid $4,400,000 pursuant to its guarantee for ERD, which sought protection from creditors under Chapter 11 of the federal bankruptcy laws on September 30, 1997. Final judicial approval of a settlement, pursuant to which the company will pay $2,500,000 (the "Class Payment") to members of the stockholder class, was received in August 1999. The Class Payment will be in the amount of $2,500,000 and will be paid in the form of $600,000 in cash and $1,900,000 in common stock of Western Power & Equipment Corp. ("Western"). The Western common stock is presently owned by the Company and will be transferred to a segregated fund for the benefit of the stockholder class. The Company presently owns approximately 60.6% of the outstanding common stock of Western and, after the Class Payment is made (and assuming no subsequent ownership changes or transfers) will own approximately 35% of the Western common stock. The number of shares of Western common stock to be transferred will be calculated as the quotient of (i) $1,900,000 divided by (ii) the average closing price of Western common stock during the ten trading days preceding the final approval of the settlement of the Class Action. Pursuant to such calculation 777,414 shares of Western owned by the Company have been allocated. In addition, two of the officers and directors of the Company are officers or directors of Western. As a result, the Company will remain able to materially influence the outcome of votes by the directors and stockholders of Western on matters before its board of directors and stockholders.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not required.

     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On February 4, 1998, The Nasdaq Stock Market, Inc. ("Nasdaq") delisted the Company's common stock and warrants (the "Public Warrants") from Nasdaq for (i) failure to hold an annual stockholders meeting for fiscal year 1997 in violation of Nasdaq's rules requiring an annual stockholder meeting, (ii) adopting a stock option plan without stockholder approval in violation of Nasdaq's rules requiring such stockholder approval, and (iii) the issuance of the Series B-1 Convertible Preferred Stock to the Old Connectsoft stockholders in August 1996 and the private placement of Series B-2 Convertible Preferred Stock in the 1997 private placement violation of Nasdaq's rules which, in effect, require stockholder approval for any transactions involving the present or potential issuance of voting securities representing more than 20% of the voting capital stock outstanding immediately before such transaction. The principal market for trading the Company's securities is the National Association of Securities Dealers Over-the-Counter Bulletin Board ("OTCBB"). The following is a table that lists the high and low selling prices for shares of the Company's Common Stock and for the Company's Public Warrants on the Nasdaq National Market System and the OTCBB during the periods identified:


                     Common Stock                       Public Warrants
                     ------------                       ---------------

                     High                Low              High              Low
                     ----                ---              ----              ---

Fiscal 1997
-----------
First Quarter        10.875              5.25              5.25            2.875

Second Quarter       11.375             7.563             4.875            3.875

Third Quarter        8.1875              3.44              4.50             3.75

Fourth Quarter       6.0000            4.3875              4.50             3.25

Fiscal 1998
-----------

First Quarter        7.8125            1.9375              5.25             2.25

Second Quarter        3.625              1.75              1.75             1.00

Third Quarter         2.125               .78               *                 *

Fourth Quarter         .875               .33

Fiscal 1999
-----------

First Quarter           .88               .63

Second Quarter          .59               .28

Third Quarter           .33               .28

Fourth Quarter          .32               .25

     * Since the Public Warrants were delisted from the Nasdaq National Market on February 4, 1998, they have been extremely thinly traded on the Over-The-Counter Bulletin Board. It is the Company's opinion that since February 4, 1998 price information for the Public Warrants is either unreliable or unavailable, and that trading activity since such date has been extremely sporadic, and that for such reasons any such price information may either be misleading, inaccurate, or not indicative of the true market price of the Public Warrants since such date. However, according to the most recent price information provided to the Company, the Public Warrants had a bid/ask price on November 5, 1999 of $.25 and $.63, respectively, and that cumulative trading volume in the Public Warrants between August 1999 and October 1999 totaled approximately 6,500 Public Warrants.


     The Company extended the exercise period of the Public Warrants from July 31, 1999 to July 31, 2001. On November 5, 1999 the last sale price of the Common Stock was $0.23. As of November 11, 1999, the Company had approximately 112 record holders of its Common Stock and 6 record holders of its Public Warrants.



Dividend Policy

     In the foreseeable future, the Company intends to retain earnings, if any, to assist in financing the expansion of its business. In the future, the payment of dividends by the Company on its Common Stock will also depend on its financial condition, results of operations and such other factors as the Board of Directors of the Company may consider relevant. The Company does not currently intend to pay dividends on its Common Stock.


         ITEM 6.  SELECTED FINANCIAL DATA

     The following summary financial information for the fiscal years 1999, 1998, 1997, 1996 and 1995 have been derived from the financial statements of the Company which have been audited by PricewaterhouseCoopers LLP, independent accountants.


                Income Statement Data (all figures in thousands):


                                                                       Year ended July 31,
                                                                       -------------------

                                                  1999       1998(1)         1997(2)        1996           1995
                                                  ----       -------         -------        ----           ----

 Net sales                                     $163,650      $163,478      $148,130        $106,555       $86,173

(Loss) income from continuing operations         (5,054)       (4,901)       (9,078)            685         1,164

 Net (loss) income                               (3,065)       (9,615)      (27,257)         (1,835)(1)     2,268

 Basic and Diluted (Loss) Earnings Per Share:

(Loss) income from continuing operations         (0.43)         (0.43)        (1.16)           0.12          0.20

 Net (loss) income                               (0.26)         (0.85)        (2.75)          (0.32)         0.40

                 Balance Sheet Data (all figures in thousands):

                                                      July 31,
                                                      --------

                                  1999         1998           1997           1996          1995
                                  ----         ----           ----           ----          ----

Total assets                  $142,409        $146,904      $144,723       $119,055      $76,829

Total liabilities             $121,700         121,914       110,742         87,015       56,575

Working capital (deficit)      (18,751)         (5,972)        2,467         17,218       10,022

Stockholders' equity            12,797          15,862        24,101         22,581       20,254


(1)  Includes   loss  from   discontinued   operations   for  Old   Connectsoft,
     Connectsoft, Seattle OnLine, InterGlobe, and Exodus.

(2) Includes income from discontinued operations and the gain on the sale of the manufacturing business of $7.8 million, net of tax, the loss from discontinued operations of Old Connectsoft for the day ended July 31, 1996 of $10.0 million, net of tax and the discontinued operations of TechStar of $1.1 million.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial conditions and results of operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements that involve certain risks and uncertainties, detailed from time to time in the Company's various commission filings. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected, including, but not limited to, projected sales levels, expense reductions, reduced interest expense, and increased inventory turnover, any one or more of which may not be realized. See "Description of Business - Future Performance and Risk Factors." No assurance can be given that any such matters will be realized.

         General Overview

     In previous years the Company engaged in three distinct businesses: the Distribution Business, the Technology Business and the Telecommunications and Construction Businesses. The Company formerly was a stockholder of a majority of the outstanding common stock of a subsidiary through which it engaged in the Telecommunication and Construction Businesses, but is now only a minority stockholder. The Company has also, during Fiscal 1998 and Fiscal 1999, either divested itself of all assets of, or otherwise discontinued all operations of, the Technology Business. Consequently, the Company's current operations and its operations during Fiscal 1999 consisted almost entirely of the Distribution Business which the Company engages in through its subsidiary, Western, of which it owns approximately 60.6% of the outstanding Common Stock. Accordingly, the following discussion consists primarily of a discussion of Western. Western acquired its first seven retail distribution stores in November 1992. Western expanded to 18 stores in four states by the end of the year ending July 31, 1996 ("Fiscal 1996"), to 23 stores in five states by the end of the year ending July 31, 1997 ("Fiscal 1997"), and to 27 stores in five states by the end of the year ending July 31, 1998 ("Fiscal 1998"). However, during the year ending July 31, 1999 ("Fiscal 1999") the Company closed its Milton - Freewater, Oregon, Elko, Nevada and Juneau, Alaska stores. At the end of Fiscal 1999 Western had 24 stores. Western's growth has been accomplished through a combination of new store openings, strategic acquisitions, and to a lesser extent, comparable stores revenue increases.

     Store activity for the last three fiscal years is summarized as follows:


            Fiscal        No. of Stores at
          Year Ending      Beginning of        No. of Stores     No. of Stores    No. of Stores     No. of Stores at
           July 31,         Fiscal Year           Opened           Closed           Acquired          End of Year
           --------         -----------           ------           ------           --------          -----------


           1997                 18                  2                 0                3                  23

           1998                 23                  1                 1                4                  27

           1999                 27                  0                 3                0                  24



     Western plans to open and acquire additional distribution outlets for Case products, as well as for products which may be manufactured by other companies. Western's results can be impacted by the timing of, and costs incurred in connection with, new store openings and acquisitions.

     Subsequent to the end of Fiscal 1999, Western had consolidated four additional stores into larger neighboring stores. The four stores consolidated are Salinas, California, Bend, Oregon, Portland, Oregon and Moxee, Washington. Western plans to open and acquire additional distribution outlets for Case products, as well as for products which may be manufactured by other companies as circumstances permit. Western's results can be impacted by the timing of, and costs incurred in connection with, new store openings and acquisitions as well as the costs of closing existing stores.

Results of Operations

Fiscal 1999 as Compared with Fiscal 1998

     The Company reported net revenue for Fiscal 1999 of $163,650,000, an increase of 0.1 percent over net revenue of $163,478,000 for Fiscal 1998 and an increase of $15,520,000 (10.5%) over comparable 1997 sales of $148,130,000.
Approximately $17.4 million of revenue came from stores opened or acquired in Fiscal 1998 by Western. Stores opened prior to Fiscal 1998 showed an overall revenue decrease of 3.9% from prior year revenue reflecting a general softening in economic conditions in the Northwest, increased competitive pressures, and some weather-related business interruptions.

     Western's gross margin was 8.9 percent during Fiscal 1999, which was lower than its 11.7 percent gross margin during Fiscal 1998. Margins decreased in Fiscal 1999 due mainly to continued competitive pressures and the first quarter equipment reserve. The Company believes that Western's management continues to place a high priority on improving overall gross margins by working to increase its higher margin segments such as service, parts and rental revenues, focusing more sales efforts on specialty and niche product lines, and by obtaining higher prices for new and used equipment.

     Selling, general, and administrative expenses were $15,175,000, or 9.3 percent of revenues for Fiscal 1999 as compared to $13,183,000, or 8.1 percent of revenues for Fiscal 1998. The increase is primarily attributable to net expenses related to the shareholder litigation of approximately $310,000 and an increase in bad debt expense related to advances to IDF of $992,000. The remaining increase in selling, general, and administrative expenses as a percentage of revenues resulted in part from Western's lower than expected revenue levels and full year expenses for stores opened or acquired in Fiscal 1998.

     Net interest expense for Fiscal 1999 was $5,329,000 up from $4,197,000 in Fiscal 1998. This was due to the Company's decreased interest income from decreasing cash reserves in part and to an increase in rental equipment levels at Western. In addition, effective with deliveries after July 1, 1998, Case changed factory to dealer terms, lowering from three percent (3%) to two percent (2%) the cash payment discount if the dealer pays for the machine outright rather than utilizing the interest-free floor planning. Western was able to take advantage of the cash discounts on a majority of its Case purchases in Fiscal 1998.

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


     The gain on disposal of $1,989,000 in Fiscal 1999 reflects the gain from the disposal of the remaining assets of Connectsoft Communications Corp. in June 1999 to eGlobe. Loss from discontinued operations of $4.7 million for Fiscal 1998 arises from the discontinuation of the operations of the Old Connectsoft, Connectsoft, Exodus Technologies, Seattle OnLine Acquisition Corp. and InterGlobe subsidiaries. Effective during the third quarter of Fiscal 1998 the Company discontinued the operations of these subsidiaries. Losses of $2,320,000 from the discontinued operations after the measurement date of April 30, 1998 have been offset against an anticipated gain from the sale of certain assets of Connectsoft and Old Connectsoft to eGlobe Inc. in the amount of $3,800,000, resulting in a deferred gain of $1,480,000. The change in the amount of gain is due primarily to changes in the consideration given by eGlobe for the assets of Connectsoft.

Fiscal 1998 Compared with Fiscal 1997

     The  Company  reported  net revenue  for Fiscal  1998 of  $163,478,000,  an increase of $15,348,000 (10.4 percent) over comparable 1997 sales of $148,130,000. Approximately $17.4 million of revenue came from stores opened or acquired in fiscal 1998 by Western. Stores opened prior to Fiscal 1998 showed an overall revenue decrease of 3.9% from prior year revenue reflecting a general softening in economic conditions in the northwest, increased competitive pressures, and some weather related business interruptions.

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

     Selling, general, and administrative expenses were $13,183,000 or 8.1 percent of revenues for Fiscal 1998 compared to $22,605,000 or 15.3 percent of sales for Fiscal 1997. The decrease is due largely to the 1997 amounts charged for ERD totaling $4,985,000. The remaining decrease in selling, general, and administrative expenses resulted in part from significantly decreased professional fees and other corporate administrative expenses due to the discontinuation of the technology group and from management's cost control and efficiency improvement efforts.

     Net interest expense for Fiscal 1998 was $4,197,000, up $1,572,000 from $2,625,000 in Fiscal 1997. A total of $1,169,000 of this increase was due to an increase in Western's inventory levels, particularly inventory dedicated to rentals. In addition, effective with deliveries after July 1, 1998, Case changed factory to dealer terms lowering from 3% to 2% the cash payment discount if the dealer pays for the machine outright rather than utilizing the interest-free floor planning. Western was able to take advantage of the cash discounts on a majority of its Case purchases in fiscal 1998. In June 1997, Western obtained a $75,000,000 inventory flooring and operating line of credit facility through Deutsche Financial Services. The facility is a three-year, floating rate facility at rates as low as 50 basis points under the prime rate. Western's management has used this facility to allow Western to take advantage of more purchase discounts and to lower the overall interest rate on borrowings. Western believes that the positive impact of the discounted cost of new inventory on gross margins has more than offset the increased interest expense related to foregoing the interest-free flooring periods. The remaining increase in net interest expense of $403,000 is primarily due to decreases in interest income earned on investments as a result of lower principle invested amounts in Fiscal 1998.



     Loss from discontinued operations of $4,690,000 for Fiscal 1998 arises from the discontinuation of the operations of the Old Connectsoft, Connectsoft, Exodus Technologies, Seattle OnLine, InterGlobe and TechStar subsidiaries. Effective during the third quarter of Fiscal 1998 the Company discontinued the operations of these subsidiaries. Losses of $2,300,000 from the discontinued operations after the measurement date of April 30, 1998 have been offset against an anticipated gain from the sale of certain assets of Connectsoft and Old Connectsoft to eGlobe Inc. in the amount of $3,800,000, resulting in a deferred gain of $1,500,000. In Fiscal 1997, the Company incurred a loss from discontinued operations of $15,700,000 primarily comprised of $8,200,000 from its Exodus subsidiary and a net loss of $3,000,000 from the operations of Old Connectsoft. In addition, the Free agent development and marketing activities conducted by Connectsoft incurred an additional $2,800,000 of net losses in Fiscal 1997. InterGlobe incurred a net loss of $2,224,000 including $1,600,000 of write-offs of goodwill and investment) on total revenues of $1,040,590, Seattle OnLine incurred a net loss of $1,575,000 on total revenues of $87,000 and TechStar had net income of $1,134,000 on sales of $3,891,000. These losses were slightly offset by tax benefits recognized of $1,000,000.

Fiscal 1997 Compared with Fiscal 1996

     Western's revenues for Fiscal 1997 increased by $41.6 million, or approximately 39% over Fiscal 1996. The increase was due primarily to the contribution of the stores acquired or opened in the last year, accounting for $21.4 million (51%) of the increase in sales. Western's same store revenues increased $10.2 million or 25% for Fiscal 1997, as compared to Fiscal 1996. For Fiscal 1997, Western's sales in all departments were up at least 25% compared to the same period in Fiscal 1996.

     Selling, general and administrative ("SG&A") expenses were $22.6 million (15.3% of sales) in Fiscal 1997, compared to $9.5 million (8.9% of sales) for the comparative prior year period. The substantial increase in SG&A expenses of $13.1 million for Fiscal 1997 were attributable to an increase at Western of $3.4 million and an increase of $4.7 million of corporate SG&A, and included the ERD bad debt of $5.0 million which had no comparable expense in Fiscal 1996. Interest expense for the Fiscal 1997 was $2.625 million compared to $1.137 million for Fiscal 1996, predominantly due to increased inventory carried by Western to support higher equipment sales level, including a significant investment in equipment dedicated to the rental fleet.

     The effective tax rate for Fiscal 1997 was approximately 6.4%, which is lower than the 37% effective tax rate for the prior year comparative period. This decrease is a result of the recognition of a valuation allowance against the net operating loss carryforward and deferred tax assets.

     In Fiscal 1997, the Company incurred a loss from discontinued operations of $16.9 million comprised of $8.2 million from its Exodus subsidiary and a net loss of $3.1 million from the operations of Old ConnectSoft. In addition, the free agent development and marketing activities conducted by Connectsoft incurred an additional $2.8 million of net losses in Fiscal 1997. InterGlobe incurred a net loss of $2.224 million (including $1.6 million of write-offs of goodwill and investment) on total revenues of $1,040,590, Seattle OnLine incurred a net loss of $1.575 million on total revenues of $87,000 and TechStar had net income of $1,134,000 on sales of $3,891,000.. These losses were offset by tax benefits recognized of approximately $1.0 million. Losses from discontinued operations for Fiscal 1996 of $2.5 million are comprised of the gain from the sale of the manufacturing division of $7.8 million (net of tax of 5.0 million) offset by losses of Old Connectsoft from Fiscal 1996 in the amount of $10.3 million.



     Although Western's sales increased, the increase in Western's operating and interest expenses and warranty problems with Case backhoe equipment which Western elected to absorb, resulted in net income of approximately $1.0 million in Fiscal 1997, as compared with $2.0 million in the prior year.

     As a result of the foregoing, in Fiscal 1997, the Company reported a consolidated net loss of $27.3 million on total net consolidated sales of approximately $154.5 million.

         Liquidity and Capital Resources

         General

     During Fiscal 1999 the Company's cash, cash equivalents and marketable debt securities decreased by $4,526,000, from $7,811,000 to $3,285,000, primarily due to its partial fundings of the discontinued operations of Connectsoft and its advances to IDF, losses from operations and increased selling, general and administrative expenses.

     The Company's cash and cash equivalents of $2,914,000 as of July 31, 1999 and available credit facilities of Western are considered sufficient to support current levels of operations for at least the next twelve months. The Company had by November 12, 1999 received securities, cash and notes with an approximate value of $1,700,000 from Robert M. Rubin, and approximately $1,100,000 in payments  from  Hutchinson  are  due to  the  Company  in  connection  with  the settlement of the derivative stockholder litigation. The payments from Hutchinson are contingent upon ratification by the Company stockholders of the Hutchinson Transaction. However, there can be no assurance that such payments will ever be received.

     The Company invests substantially all cash and cash equivalents in money market funds, United States Treasury securities and similar instruments. The Company seeks to provide a high current return on its investments of cash and cash equivalents while preserving both liquidity and capital. The established policy guidelines for its investment portfolio include investments that include United States Treasury securities, United States government agency obligations, deposit-type obligations of United States banking institutions, repurchase agreements, United States denominated A1 grade commercial paper, United States money market funds and interests in mutual funds that invest in the above listed instruments. Concentration of the portfolio is limited to not more than 20% of the investment portfolio in the securities of any one bank, corporation or non-government issuer.

         Western

     During the year ended July 31, 1999, Western's cash and cash equivalents increased by $74,000 primarily due to the increased accounts receivable collections. Western had positive cash flow from operating activities during the year of $15,055,000 reflecting net income for the year after adding back depreciation and amortization. Total purchases of new property and equipment and rental equipment in Fiscal 1999 approximated $16,000,000. Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets and the purchase of the Anchorage, Alaska facility.

     Western's primary needs for liquidity and capital resources are related to its inventory for sale and its rental and lease fleet inventories, store openings, and acquisitions of additional stores. Western's primary source of internal liquidity has been its profitable operations. As more fully described below, Western's primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to Western by the manufacturers of the products Western sells and by Deutsche Financial Services ("DFS") and, with respect to acquisitions, secured loans from Case.



     Under inventory floor planning arrangements the manufacturers of products sold by Western provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At July 31, 1999, Western was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $17,128,000. As of September 30, 1999, approximately $15,413,000 was outstanding under these manufacturer provided floor plan arrangements.

     In June 1997, Western obtained a $75,000,000 inventory flooring and operating line of credit through DFS. The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Amounts are advanced against Western's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. Western expects to use this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some of its acquisition related debt at a lower interest rate. As of July 31, 1999, approximately $70,863,000 was outstanding under the DFS credit facility. As of September 30, 1999, approximately $68,443,000 was outstanding under this facility. At July 31, 1999, Western was in technical default of the leverage covenant in its loan agreement with DFS, and has requested, but not obtained, a waiver letter regarding its default for the period since July 31, 1999. There is no guarantee that Deutsche Financial Services will not call this debt at any time. Western and DFS have reached a preliminary agreement to revise certain leverage covenants and provide for financial penalties for violations of such covenants. Finalization of this increase is expected by November 30, 1999. Amounts owing under the DFS credit facility are secured by inventory purchases financed by DFS, as well as all proceeds from their sale or rental, including accounts receivable thereto.

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

     All of the products and services provided by Western are either capital equipment or included in capital equipment, which are used in the construction, agricultural, and industrial sectors. Accordingly, Western's sales are affected by inflation or increased interest rates which tend to hold down new construction, and consequently adversely affect demand for the construction and industrial equipment sold and rented by Western. In addition, although agricultural equipment sales are less than two percent (2%) of Western's total revenues, factors adversely affecting the farming and commodity markets also can adversely affect Western's agricultural equipment related business.

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



         The Technology Business

     During Fiscal 1999, the Company had no operations in its Technology Business. During Fiscal 1999, the Company consummated the sale of certain assets comprising the remaining Technology Business to eGlobe. Prior to such sale the Company had either discontinued or divested itself of all assets comprising the Technology Business.

         Impact of Year 2000 Related Problems

     Year 2000 related problems are the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Western has determined that it will be required to upgrade, modify or replace significant portions of its software so that its computer systems will properly utilize dates after December 31, 1999. Western is completing upgrades of its enterprise application to account for and alleviate Year 2000 related problems uncovered during internal testing of some software from vendors. Western presently believes that with these upgrades to existing software, Year 2000 related problems can be mitigated. However, if such upgrades are not made, are not timely completed, or do not work as anticipated, Year 2000 related problems could have a material impact on the operations of Western.

     Western has initiated its plan to contact all of its significant suppliers to determine the extent to which Western is vulnerable to those third parties' failure to remediate their own Year 2000 related problems. There can be no guarantees that the systems of third parties on which Western's systems rely or which influence the business of Western's customers will be timely remediated, that any attempted remediation will be successful, or that such conversions would be compatible with Western's systems. Western has not yet determined the projected costs of its Year 2000 project and cannot yet determine whether Western has any exposure to contingencies related to the Year 2000 related problems for the products it has previously sold.

     There can be no assurance that Western will finish its Year 2000 remediation efforts in time to prevent related problems whenever or if they occur. As the Company's business consists almost entirely of the Distribution Business which it engages in through Western, any failure by Western to have software and systems which are Year 2000 compliant in time to prevent the occurrence of related problems will materially adversely affect the business, financial condition, results of operations and prospects of Western and the Company.

     Western will utilize both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. Western plans to complete its Year 2000 remediation on or before December 1999. Funding for the costs of the program are anticipated to come from operating cash flows.

     Western's current plan to complete the Year 2000 modifications is based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and the ability to meet projected time lines. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and other uncertainties.



ITEM 7A. QUANTITATIVE AND QUALITATIVE MARKET RISK

         Not Applicable

ITEM 8.  FINANCIAL STATEMENTS




                          AMERICAN UNITED GLOBAL, INC.

                              FINANCIAL STATEMENTS


                                      INDEX



                                                                   Page

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

Consolidated Statements of Cash Flows ...................           F-6

Notes to Consolidated Financial Statements ..............           F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
American United Global, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of American
United Global, Inc. and its subsidiaries at July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP





Portland, Oregon
October 22, 1999


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                                                                                      JULY 31,
                                                                                                      --------
                                                                                                1999           1998
                                                                                                ----           ----
                                         ASSETS

Current assets:
  Cash and cash equivalents.............................................................  $    2,914,000  $   3,362,000
   Investment in marketable debt securities.............................................         371,000      4,449,000
   Trade accounts receivable, less allowance
    for doubtful accounts of $724,000 and $670,000, respectively........................      15,500,000     23,708,000
   Inventories (Note 4).................................................................      67,068,000     73,491,000
   Prepaid expenses and other receivables...............................................         885,000        287,000
   Deferred tax asset (Note 7)..........................................................       1,410,000      1,298,000
   Receivable from Chairman (Note 10)...................................................       1,700,000          -
   Notes receivable ....................................................................       1,140,000      1,200,000
                                                                                               ---------      ---------

       Total current assets.............................................................      90,988,000    107,795,000

   Property and equipment, net (Note 5).................................................       9,818,000      8,695,000
   Rental equipment fleet, net (Note 5).................................................      31,366,000     23,080,000
   Leased equipment fleet, net (Note 5).................................................       5,264,000      2,760,000
   Intangibles and other assets, net of accumulated
    amortization of $1,263,000 and $1,460,000, respectively (Note 12)...................       2,952,000      3,613,000
   Investment in unconsolidated subsidiary (Note 3).....................................            -           961,000
   Investment in preferred stock (Note 9)...............................................       2,000,000           -
   Note Receivable, net of current portion .............................................         521,000           -
                                                                                              ----------      ---------

                                                                                          $  142,909,000  $ 146,904,000
                                                                                          ==============  =============
                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Borrowings under floor financing lines (Note 6)......................................  $   17,128,000  $  11,038,000
   Short-term borrowings (Note 6).......................................................      72,383,000     76,769,000
   Current portion of capital lease obligations (Note 10)...............................          17,000         67,000
   Accounts payable.....................................................................      13,038,000     18,027,000
   Accrued liabilities..................................................................       4,046,000      5,336,000
   Income taxes payable (Note 7)........................................................         627,000      1,050,000
   Deferred gain on discontinued operations (Note 9)....................................           -          1,480,000
   Due to shareholders (Note 10)........................................................       2,500,000         -
                                                                                             -----------    -----------
       Total current liabilities........................................................     109,739,000    113,767,000

Long-term borrowings (Note 6)...........................................................          48,000      1,156,000
Capital lease obligations, net of current portion (Note 10).............................       4,755,000      2,827,000
Deferred taxes (Note 7).................................................................         837,000        690,000
Deferred gain...........................................................................         140,000         -
Deferred lease income...................................................................       6,181,000      3,474,000
                                                                                               ---------      ---------
       Total liabilities                                                                     121,700,000    121,914,000

Minority interest.......................................................................       8,412,000      9,128,000

Commitments and contingencies (Note 10)

Shareholders' equity (Notes 8 and 11):

   Series B-1 convertible preferred stock, convertible to common, $3.50 per share liquidation value, $.01 par value; 1,000,000 shares authorized; 425,620 and
     723,862 shares issued and outstanding, respectively................................           4,000          7,000
   Common stock, $.01 par value; 40,000,000 shares authorized; 11,921,529 and 11,617,286
     shares issued and outstanding, respectively........................................         119,000        116,000
   Common stock, Class B, non-voting, .01 par value, 25,000,000
     shares authorized, no shares issued and outstanding ...............................           -              -
   Additional contributed capital.......................................................      49,954,000     49,954,000
   Accumulated deficit..................................................................     (37,280,000)   (34,215,000)
                                                                                             -----------    -----------
       Total shareholders's equity......................................................      12,797,000     15,862,000
                                                                                              ----------     ----------
                                                                                          $ 142,909,000    $146,904,000
                                                                                          ==============   ============


         The accompanying notes are an integral part of this statement.



                             AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        YEAR ENDED JULY 31,
                                                                                        -------------------

                                                                                1999           1998           1997
                                                                                ----           ----           ----

Net sales................................................................  $ 163,650,000  $  163,478,000 $  148,130,000
Cost of goods sold.......................................................    149,056,000     144,302,000    132,260,000
                                                                             -----------     -----------    -----------

       Gross profit......................................................     14,594,000      19,176,000     15,870,000

Selling, general and administrative expenses.............................     15,175,000      13,083,000     22,605,000
                                                                              ----------      ----------     ----------

       Operating income (loss)...........................................       (581,000)      6,093,000     (6,735,000)

Interest expense, net....................................................      5,329,000       4,197,000      2,625,000
                                                                               ---------       ---------      ---------

Income (loss) from continuing operations before income taxes, equity
       in loss of unconsolidated subsidiary and minority interest........     (5,910,000)      1,896,000     (9,360,000)

Benefit (provision) for income taxes (Note 7)............................      1,101,000      (1,354,000)       703,000
Equity in loss of unconsolidated subsidiary..............................       (961,000)     (4,730,000)         -
Minority interest in loss (earnings) of consolidated subsidiaries........        716,000        (713,000)      (421,000)
                                                                                 -------        --------       --------

       Loss from continuing operations ..................................     (5,054,000)     (4,901,000)    (9,078,000)


Discontinued operations, net of taxes (Note 9):
   Loss from operations, (net of tax benefit of $1,423,000 in 1998 and
   $966,000 in 1997).....................................................          -          (4,690,000)   (15,776,000)
   Gain on disposal......................................................      1,989,000          -             -
                                                                               ---------      ----------    ------------

                                                                               1,989,000      (4,690,000)   (15,776,000)

Net loss ................................................................     (3,065,000)     (9,591,000)   (24,854,000)
Dividends on preferred stock.............................................         -              (24,000)    (2,403,000)
                                                                              -----------     ----------     ----------

Net loss available for common shareholders...............................  $  (3,065,000) $   (9,615,000)$  (27,257,000)
                                                                           =============  ============== ==============

Basic and diluted earnings (loss) per share:
   (Loss) earnings from continuing operations............................  $       (0.43) $       (0.43)  $  (1.16)
   Gain (loss) from discontinued operations..............................           0.17          (0.42)     (1.59)
                                                                           -------------  -------------   -------------

Basic and diluted loss per share.........................................  $       (0.26) $       (0.85)  $  (2.75)
                                                                           =============  =============    ============


Weighted average number of shares........................................     11,748,210      11,311,791      9,919,626
                                                                              ==========      ==========      =========



             The accompanying notes are an integral part of this statement.



                                       AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                   PREFERRED STOCK                 COMMON STOCK
                                                                   ---------------                 ------------

                                                              NUMBER OF                      NUMBER OF
                                                               SHARES          AMOUNT         SHARES         AMOUNT
                                                               ------          ------         ------         ------

Balance at July 31, 1996..................................        -        $     -             6,267,000  $      63,000
Net loss .................................................
Dividend on preferred stock...............................
Issuance of common shares.................................                                     1,886,000         19,000
Issuance of preferred stock...............................      1,377,000         14,000
Conversion of preferred stock to common...................       (280,000)        (3,000)      2,031,000         20,000
Tax benefit related to stock option plans and warrants....
Amortization of deferred compensation.....................
Exercise of stock options.................................                                       243,000          2,000
Stock options issued to non-employees.....................
Warrants issued in connection with acquisition............      ---------      ---------     -----------      ---------
Balance at July 31, 1997..................................      1,097,000         11,000      10,427,000        104,000
Net loss .................................................
Dividend on preferred stock...............................
Issuance of common shares.................................                                       250,000          3,000
Conversion of preferred stock to common...................       (373,000)        (4,000)        838,000          8,000
Amortization of deferred compensation.....................
Exercise of stock options.................................                                       102,000          1,000
                                                               -----------      ----------     ---------       ---------
Balance at July 31, 1998..................................        724,000          7,000      11,617,000        116,000
Net loss .................................................
Conversion of preferred stock to common...................       (298,000)        (3,000)        304,000          3,000
                                                                 --------         ------         -------          -----
Balance at July 31, 1999..................................        426,000  $       4,000      11,921,000  $     119,000
                                                                  =======  =============      ==========  =============



                                                             ADDITIONAL                      RETAINED         TOTAL
                                                             CONTRIBUTED                     EARNINGS     SHAREHOLDERS'
                                                               CAPITAL          OTHER        (DEFICIT)       EQUITY

Balance at July 31, 1996..................................     20,654,000       (793,000)      2,657,000     22,581,000
Net loss .................................................                                   (24,854,000)   (24,854,000)
Dividend on preferred stock...............................      2,286,000                     (2,403,000)      (117,000)
Issuance of common stock..................................      8,525,000                                     8,544,000
Issuance of preferred stock...............................     15,411,000                                    15,425,000
Conversion of preferred stock to common...................        (17,000)
Tax benefit related to stock option plans and warrants....        356,000                                       356,000
Amortization of deferred compensation.....................                       597,000                        597,000
Exercise of stock options.................................        854,000                                       856,000
Stock options issued to non-employees.....................        571,000                                       571,000
Warrants issued in connection with acquisition............        142,000                                       142,000
                                                                  -------       --------     -----------        -------
Balance at July 31, 1997..................................     48,782,000       (196,000)    (24,600,000)    24,101,000
Net loss .................................................                                    (9,591,000)    (9,591,000)
Dividend on preferred stock...............................        141,000                        (24,000)       117,000
Issuance of common stock..................................        473,000                                       476,000
Conversion of preferred stock to common...................         (4,000)                                         -
Amortization of deferred compensation.....................                       196,000                        196,000
Exercise of stock options.................................        562,000                                       563,000
                                                                  -------       --------     ------------    ----------
Balance at July 31, 1998..................................     49,954,000         -          (34,215,000)    15,862,000
Net loss .................................................                                    (3,065,000)    (3,065,000)
                                                              ----------        --------      ----------     ----------
Balance at July 31, 1999..................................  $  49,954,000  $      -       $  (37,280,000) $  12,797,000
                                                            =============  ============   ==============  =============


         The accompanying notes are an integral part of this statement.


                                       AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                        YEAR ENDED JULY 31,
                                                                                        -------------------

                                                                                1999           1998           1997
                                                                                ----           ----           ----
Cash flows from operating activities:
   Net loss from continuing operations...................................  $  (5,054,000) $   (4,901,000) $  (7,944,000)
   Net gain (loss) from discontinued operations .........................      1,989,000      (4,690,000)   (16,910,000)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization.......................................     11,779,000       1,448,000      2,646,000
     Long-term asset impairment..........................................          -               -          5,725,000
     Loss on settlement..................................................        310,000           -          1,800,000
Loss on standby letter of credit.........................................          -               -          4,985,000
     Amortization of deferred compensation...............................          -             196,000        597,000
     Gain on disposal of business........................................     (1,989,000)       (220,000)        -
     Gain on sale of fixed assets........................................        (45,000)          -             -
     Deferred tax provision..............................................           -              -            (11,000)
     (Loss) income applicable to minority interest.......................       (716,000)        713,000        421,000
     Undistributed loss of affiliate.....................................      1,553,000       4,730,000          -
     Stock option compensation...........................................           -              -            271,000
     Imputed interest....................................................           -              -            305,000
     Change in assets and liabilities, net of effects of acquisition and dispositions:
       Trade accounts receivable.........................................      8,208,000     (10,584,000)    (7,255,000)
       Inventories.......................................................      1,299,000      (2,280,000)   (17,673,000)
       Notes receivable..................................................       (500,000)      3,503,000          -
       Intangible and other assets.......................................          -           1,638,000          -
       Prepaid expenses and other receivable.............................          1,000          70,000     (1,646,000)
       Lease equipment, net..............................................     (2,504,000)
       Accounts payable..................................................     (5,295,000)     (2,122,000)    14,181,000
       Accrued liabilities...............................................     (1,290,000)     (5,462,000)     6,588,000
       Income taxes payable..............................................       (164,000)     (2,254,000)    (3,329,000)
       Change in deferred revenue........................................      2,707,000        (950,000)       950,000
       Change in deferred gain on disposition of Technology Group........          -           1,480,000          -
       Borrowings under term loans.......................................     (4,286,000)     67,179,000        242,000
     Inventory floor financing...........................................      6,090,000     (47,246,000)     1,126,000
                                                                               ---------     -----------      ---------
       Net cash provided by (used in) operating activities...............     12,093,000         248,000    (14,931,000)

Cash flows from investing activities:
   Purchase of property and equipment....................................     (2,711,000)     (6,332,000)    (1,222,000)
   Purchase of rental equipment, net.....................................    (13,315,000)
   Sale (purchase) of debt securities....................................      4,078,000       5,569,000     (3,750,000)
   Proceeds on sales of fixed assets.....................................      2,235,000           -              -
   Acquisition of businesses, net of cash acquired.......................         -                -         (1,497,000)
                                                                             -----------     ------------    ----------
       Net cash used in investing activities.............................     (9,713,000)       (763,000)    (6,469,000)

Cash flows from financing activities
   Long term debt repayments.............................................     (1,068,000)          -              -
   Net borrowings (payments) under revolving credit agreements...........           -         (7,323,000)     7,287,000
   Principal payments under capitalized lease obligations................        (60,000)       (348,000)      (327,000)
   Proceeds from sale of stock...........................................           -            480,000      9,182,000
          Subsidiary purchase of treasury stock..........................           -         (1,816,000)        -
   Exercise of stock options.............................................           -            562,000        856,000
   Collections (increase) of receivable from shareholder, net............     (1,700,000)         38,000       (400,000)
                                                                              ----------      ----------     ----------
       Net cash (used in) provided by financing activities...............     (2,828,000)     (8,407,000)    16,598,000
                                                                              ----------      ----------     ----------
Net (decrease) in cash and cash equivalents..............................       (448,000)     (8,922,000)    (4,802,000)
Cash and cash equivalents beginning of year..............................      3,362,000      12,284,000     17,086,000
                                                                               ---------      ----------     ----------
Cash and cash equivalents end of year....................................  $   2,914,000  $    3,362,000  $  12,284,000
                                                                           =============  ==============  =============

         The accompanying notes are an integral part of this statement.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS

     American United Global, Inc., a Delaware corporation (the "Company") is engaged, through its operating subsidiary, in the distribution business through its 60.6% owned subsidiary, Western Power & Equipment Corp. ("Western"). Western is engaged in the sale, rental and service of light, medium and heavy construction, industrial and agricultural equipment and related parts. These sales are conducted from 24 regional distribution operations owned by Western located in the states of Washington, Oregon, California, Alaska and Nevada. A majority of this equipment is manufactured by Case Corporation ("Case").

     The Company is also involved in the engineering, design and construction business through a minority owned subsidiary, IDF International, Inc. ("IDF").

     The Company had been engaged in the technology business through subsidiaries, which provided telecommunications products and services, a proprietary intelligent communications system, as well as software and networking products. Such products and services were provided by the Company's wholly and majority owned subsidiaries as follows:

     Connectsoft Communications Corp. ("CCC"), a wholly owned subsidiary had been developing a telephony server product that reads email and select web content over the telephone which was marketed under the name "Vogo Server". The assets of CCC have been sold to an unrelated third party as discussed in Note 9.

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

     The technology business has been accounted for as discontinued operations for the years ending July 31, 1999, 1998 and 1997.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share of the equity of Western, which was 39.4% at July 31, 1999 and 1998.

     Cash Equivalents

     For financial reporting purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Restricted Cash

     In accordance with Western's borrowing agreement with Deutsche Financial Services ("DFS"), Western has a cash account restricted by DFS for the purpose of paying down the line of credit. Restricted cash included in the cash balances totaled $724,000 and $865,000 at July 31, 1999 and 1998, respectively.

     Inventory Valuation

     Inventories are stated at the lower of cost or market. Cost is determined based upon the first-in, first-out method for parts inventory and the specific identification for equipment inventories.


     Investment Securities

     Investments in marketable debt securities represent primarily treasury notes and are carried at market value as these investments have been classified as available for sale securities at July 31, 1999 and 1998.




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




     Intangible Assets and Investment in Unconsolidated Subsidiary

     Intangible assets acquired in business acquisitions such as goodwill, and noncompete agreements represent value to the Company. Intangibles are amortized using the straight-line method over the assets' estimated useful lives ranging from 20 to 40 years. Such lives are based on the factors influencing the acquisition decision and on industry practice.

     The carrying value of intangible assets is assessed for any permanent impairment by evaluating the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of the expected future net cash flows is less than book value.

     Investments in unconsolidated subsidiary represents the Company's 38.5% and 47.6% ownership in IDF International, Inc. ("IDF") as of July 31, 1999 and 1998. Net losses for IDF for the years ended July 31, 1999 and 1998 were approximately $2,250,000 and $9,930,000. The loss for 1998 includes impairment of goodwill of $7,500,000. Accordingly, the Company reduced its investment in unconsolidated subsidiary by $866,000 and $4,727,000, representing the Company's share of such loss during the years ended July 31, 1999 and 1998. In addition, because of IDF's financial condition described more fully in Note 3, the Company has written off its remaining investment in IDF of $95,000 for a total loss in fiscal 1999 of $961,000.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Advertising Expense

     Western expenses all advertising costs as incurred. Total advertising expense for the years ended July 31, 1999, 1998 and 1997 was $311,000, $434,000 and $501,000, respectively.

     Fair Value of Financial Instruments

     The recorded amounts of cash and cash equivalents, accounts receivable, short term borrowings, accounts payable and accrued liabilities as presented in the consolidated financial statements approximate fair value based on the short-term nature of these instruments. The recorded amount of long-term debt approximates fair value as the actual interest rates approximate current competitive rates. The fair value of marketable debt securities held approximates the carrying value at July 31, 1999 and 1998.

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

     Earnings Per Share

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" has been adopted by the Company during fiscal 1998. Applying the provisions of the statement had no material effect on the Company's earnings per share computations for the years ending July 31, 1999, 1998 and 1997.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     The following table sets forth the computations of basic and fully diluted earnings per share for the years ending July 31, 1999, 1998 and 1997:


                                                                            YEAR ENDED JULY 31,
                                                                            -------------------

                                                                  1999               1998            1997
                                                                 ----               ----            ----
Numerators:
  Net loss from continuing operations.....................   $    (5,054,000) $    (4,901,000)  $    (9,078,000)
  Dividend on preferred stock.............................            -               (24,000)       (2,403,000)
                                                                  ----------     -------------       -----------

  Net loss after preferred dividends......................        (5,054,000)      (4,925,000)      (11,481,000)

  Discontinued operations.................................         1,989,000       (4,690,000)      (15,776,000)
                                                                   ---------       ----------       -----------

  Net loss ...............................................        (3,065,000)      (9,615,000)      (27,257,000)
                                                                  ==========       ==========       ===========


Denominator:
 Denominator for basic and diluted earnings per share -
  Weighted average outstanding shares.....................        11,748,210       11,311,791          9,919,626
                                                                  ==========       ==========          =========

Basic and diluted earnings (loss) per share:

Loss from continuing operations...........................             (0.43)          (0.43)            (1.16)
Income (loss) from discontinued operations................              0.17           (0.42)            (1.59)
                                                                        ----           -----             -----
Basic and diluted net loss per share......................             (0.26)          (0.85)            (2.75)
                                                                       =====           =====             =====


     Diluted and basic earnings per share are the same, since the inclusion of common stock equivalents in the computation would be antidilutive.

     Reclassifications

     Certain reclassifications have been made to the fiscal year 1998 and 1997 financial statements to conform to the financial statement presentation for fiscal 1999. Such reclassifications have had no effect on the Company's net loss or shareholders' equity.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   ACQUISITIONS


     Distribution Business Acquisitions

     On January 17, 1997 Western acquired the operating assets of Sahlberg Equipment, Inc. ("Sahlberg"), a four-store Northwest distributor of noncompeting lines of equipment with facilities in Kent, Washington, Portland, Oregon, Spokane, Washington and Anchorage, Alaska. The purchase price for the assets of Sahlberg was an aggregate of approximately $5,290,000, consisting of $3,844,000 for equipment inventory, $797,000 for parts inventories, $625,000 for fixed assets, and $24,000 for work-in-process. The acquisition was accounted for as a purchase.

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


     Technology acquisitions

     During the year ended July 31, 1997, the Company acquired InterGlobe Networks, Inc. and the assets of Seattle OnLine, Inc. These operations were discontinued in the year ended July 31, 1998. See Note 9.

     During August 1997 the Company merged TechStar Communications Corp, a wholly owned subsidiary, into IDF, pursuant to an agreement and plan of merger dated July 31, 1997 among the Company, IDF and an acquisition subsidiary of IDF (the "IDF Merger Agreement"). Upon Consummation of the transaction, the Company received 6,171,553 shares of IDF common stock, representing approximately 63% of the then outstanding shares and approximately 58% of the fully diluted outstanding IDF common stock, as a result of which, the Company was deemed to have acquired IDF. In connection with the transaction,(i) all options granted by the Company under employment agreements entitling Messrs. Kandel, Luciani and Moskona to purchase an aggregate of 780,000 shares of the Company's common stock, and all additional authorized but ungranted employee stock options for 120,000 shares were cancelled, (ii) Messrs. Kandel and Luciani tendered their resignations as directors of the Company, (iii) each of Messrs. Kandel, Luciani and Moskona publicly sold all but 174,900 of their remaining shares of Company stock and utilized $600,000 of the net proceeds to invest in convertible securities of IDF.

     Messrs. Kandel, Luciani and Moskona were the senior executives and officers of IDF and had each entered into employment agreements with IDF expiring November 30, 2000. Pursuant to such agreements, Messrs. Kandel, Luciani and Moskona are entitled to receive, in addition to their base salaries and annual bonuses, options to acquire IDF shares which vest based upon IDF and its consolidating subsidiaries, including TechStar and Heyden Wegman, achieving all or certain pro-rated portions of annual pre-tax income targets in each of fiscal years ending July 31, 1998, 1999 and 2000. In the event that any or all of such IDF Options do not vest, the number of shares of IDF common stock that would have been issued upon the exercise of such IDF Options shall be issued to the Company as additional merger consideration. In September 1998 Messr. Luciani tendered his resignation with IDF. Messr. Kandel tendered his resignations in January of 1999.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     During the year ended July 31, 1998 IDF's five year Convertible Notes were converted into 1,400,000 shares of IDF Series A Preferred Stock and 1,080,000 shares of IDF Convertible Series C Preferred stock at $1.25 per share.

     The Series A, B and C Convertible Preferred Stock of IDF have voting rights that are the same as IDF Common Stock, thus subsequent to the conversion of said Notes, the Company owns 62% of the outstanding common stock, which represents 47.6% of the voting capital stock as of July 31, 1998. As a result of the decrease in the ownership percentage by the Company to less than 50%, the Company has accounted for the results of the operations of IDF using the equity method of accounting effective as of August 1, 1997.

     During the past two fiscal quarters, IDF has experienced a significant decrease in revenue and has been unable to obtain further financing. As a result, IDF has severe cash flow and other financial difficulties and is pursuing alternative measures which include the possible sale of Hayden-Wegman, its New York City based operating subsidiary.

     Due to the circumstances described above and the uncertainty of recovery, the Company has taken a full reserve against the advances of $992,000 made to IDF this fiscal year and the remaining investment in IDF.


         Pro Forma

     The following unaudited pro forma summary combines the consolidated results of operations as if the aforementioned acquisitions had been acquired as of the beginning of each period presented, including the impact of certain adjustments.

                                                YEAR ENDED JULY 31,
                                                -------------------

                                               1998               1997
                                               ----               ----

Net sales............................   $   173,414,000   $   171,505,000
Net loss ...........................         (9,654,000)      (25,885,000)

Basic and diluted loss per share.....   $          (.85)  $        (2.61)


     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results of combined operations.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       INVENTORIES

          Inventories consist of the following:


                                                     JULY 31,
                                                     --------

                                              1999            1998
                                              ----            ----
Parts    ............................  $    10,101,000   $     8,535,000
Equipment new and used...............       56,967,000        64,956,000
                                            ----------        ----------

                                         $  67,068,000    $   73,491,000
                                         =============    ==============



5.       FIXED ASSETS

         Fixed assets consist of the following:

                                                             JULY 31,
                                                             --------

                                                      1999            1998
                                                      ----            ----

Machinery and equipment......................  $     3,869,000   $     3,236,000
Furniture and office equipment...............        2,291,000         2,309,000
Computer equipment...........................        1,299,000         1,146,000
Land.........................................          420,000           840,000
Building and leasehold improvements..........        5,486,000         4,280,000
Vehicles ....................................        1,841,000         1,291,000
                                                     ---------         ---------

 ..                                                 15,206,000        13,102,000
Less:  Accumulated depreciation..............       (5,388,000)       (4,407,000)
                                                    ----------        ----------

Property plant & equipment, net..............  $     9,818,000   $     8,695,000
                                                    ==========        ==========

Rental equipment fleet.......................       36,395,000        23,080,000
Less:  Accumulated depreciation..............       (5,029,000)           -
                                                   -----------        ----------

Rental equipment fleet, net..................  $    31,366,000   $    23,080,000
                                                   ===========       ===========


Leased equipment fleet, net..................  $     5,264,000   $     2,760,000
                                                   ===========       ===========

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.       BORROWINGS

          The Company is in default on an unsecured note payable in the amount of $1,500,000 to an unrelated third party. The note bore interest at 8% through April 30, 1999. While in default, the note bears interest at 12%.


          Western has inventory floor plan financing arrangements with Case Credit Corporation, an affiliate of Case, for Case inventory and with other finance companies affiliated with other equipment manufacturers. The terms of these agreements generally include a one-month to six-month interest free term followed by a term during which interest is charged. Principal payments are generally due at the earlier of sale of the equipment or twelve to forty-eight months from the invoice date.

          In June 1997, Western obtained a $75,000,000 inventory flooring and operating line of credit through DFS. The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Amounts may be advanced against Western's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. Interest payments on the outstanding balance are due monthly.

          All floor plan debt is classified as current since the inventory to which it relates is generally sold within twelve months of the invoice date.

          The following table summarizes the debt and inventory floor plan financing arrangements:


                                                                 Maturity               July 31,
                                          Interest Rate          Date            1999            1998
                                          -------------          ----            ----            ----

       Note Payable                     8%(12% default           4/30/99     $1,500,000         $1,500,000
                                            rate)


       Case Credit Corporation              Prime + 2%           8 - 48      17,128,000         11,038,000
                                              (10.00%)            months


       Deutsche Financial Services         Prime - 0.5%         12 - 36      70,883,000         75,886,000
                                              (7.50%)             months


       Other                                variable            12 - 48          48,000            133,000
                                        (8.00%-10.00%)            months
                                                                            -----------        -----------
                                                                            $89,559,000        $88,557,000
                                                                            ===========        ===========

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          At July 31, 1999, Western was in technical default of the leverage covenant and the minimum tangible net worth covenant in the Deutsche Financial Services Loan Agreement. Western asked for but did not obtain a waiver letter as of July 31, 1999 and thereafter. There is no assurance that Deutsche Financial Services will not call this debt at any time after July 31, 1999. If DFS does call the debt, it will become immediately due and payable in full. The amount due to Deutsche Financial Services is therefore included as a current liability.




7.       INCOME TAXES

          The provision (benefit) for income taxes from continuing operations comprises the following:

                                                          YEAR ENDED JULY 31,
                                                          -------------------

                                                1999              1998               1997
                                                ----              ----               ----
Current:

   Federal............................   $      (978,000) $     1,227,000   $      (422,000)
   State .............................          (156,000)         162,000           119,000
                                                --------          -------           -------

                                              (1,134,000)       1,389,000          (303,000)
Deferred:
   Federal............................            29,000          (32,000)         (357,000)
   State .............................             4,000           (3,000)          (43,000)
                                                   -----           ------           -------

                                                  33,000          (35,000)         (400,000)
                                                  ------          -------          --------

                                         $    (1,101,000) $     1,354,000   $      (703,000)
                                         ===============  ===============   ===============

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The   principal   reasons  for  the   variation   from  the  customary
     relationship between income taxes at the statutory federal rate and that shown in the consolidated statement of income are as follows:


                                                                              YEAR ENDED JULY 31,
                                                                              -------------------

                                                                  1999               1998            1997
                                                                  ----               ----            ----

Statutory federal income tax rate..........................  $    (2,009,000) $       495,000   $    (2,797,000)
Valuation allowance........................................        1,011,000          590,000         1,966,000
State income taxes, net of federal income tax benefit......         (152,000)         159,000            76,000
Other    ..................................................           49,000          110,000            52,000
                                                                  ----------      -----------       -----------

                                                             $    (1,101,000) $     1,354,000   $      (703,000)

          Temporary   differences  and  carryforwards   which  give  rise  to  a
     significant portion of deferred tax assets and liabilities are as follows:


                                                             JULY 31,

                                                      1999            1998
                                                      ----            ----

Depreciation and amortization................  $      (837,000)  $      (780,000)
Valuation allowance..........................       (5,387,000)       (4,377,000)
                                                    ----------        ----------

Gross deferred tax liabilities...............       (6,224,000)       (5,157,000)
                                                    ----------        ----------

Inventory reserve............................          918,000           775,000
Bad debt reserve.............................          282,000           261,000
Accrued vacation and bonuses.................           96,000            98,000
Other    ....................................          482,000           532,000
Loss carryforwards...........................        4,107,000         3,186,000
Loss on Western initial public offering......          131,000           131,000
Stock options................................          782,000           782,000
                                                       -------           -------

Gross Deferred Tax Assets....................        6,798,000         5,765,000
                                                     ---------         ---------

                                               $       574,000   $       608,000
                                               ===============   ===============

     At July 31, 1999, the Company had federal income tax loss carryforwards of $12,303,000 which will begin to expire in 2011. Utilization of such net operating losses will be subject to annual limitations in the event of a change in ownership of the Company of more than 50%.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8.       SHAREHOLDERS' EQUITY

     A total of 976,539 shares of the Company's Series B-1 convertible preferred stock were issued in September 1996 in connection with the acquisition of ConnectSoft, Inc. Such shares have a $3.50 per share liquidation value and are convertible into shares of the Company's common stock at a conversion ratio of one for one. Through the year ended July 31, 1999 a total of 550,869 shares were converted to common stock at the ratio of one for one, leaving 425,670 shares outstanding at July 31, 1999.


     In January of 1997, the Company issued 400,000 shares of Series B-2 preferred stock in a private placement. Proceeds from the private placement totaled $10,000,000. The Series B-2 preferred stock carried a $25 per share liquidation preference over the Company's common stock, and paid a 7% cumulative quarterly dividend in additional shares of Series B-2 preferred stock. As of July 31, 1997, a total of 280,000 of the preferred shares had been converted into approximately 2,031,000 common share at prices ranging from $3.31 to $3.80. All of the remaining 120,000 preferred shares outstanding at July 31, 1997 were converted into approximately 585,000 shares at a price of $5.37 per share in September, 1997, leaving no shares outstanding at July 31, 1998.


     The shares had provided for a discount conversion feature which has been accounted for as an imputed dividend to the preferred shareholders. Total dividend expense was $24,000 and $2,403,000 for the fiscal years ending July 31, 1998 and 1997, respectively. A total of $2,121,000 was recognized as a dividend imputed by the discount conversion feature of the preferred shares for the year ended July 31, 1997. All of the dividends were paid in additional shares of common stock concurrent with the conversion of the preferred shares to common stock.


     In addition, purchasers of the preferred shares acquired 350,000 five-year warrants at a purchase price of $.01 per warrant, entitling the holders to purchase 350,000 shares of Company common stock at $8.58 per share.

     On February 25, 1994, the Company completed a public offering of 920,000 units at $5.25 per unit, each unit consisting of one share of common stock, $.01 par value, and one redeemable common stock purchase warrant. Each warrant entitled the holder to purchase one share of common stock until July 31, 1998, at an exercise price of $7.50. During fiscal 1999, the exercise period for the 920,000 warrants was extended to July 31, 2001. The warrants are subject to redemption by the Company at a redemption price of $.10 per warrant under certain circumstances.

     Western has been authorized to issue 10,000,000 shares of "blank check" preferred stock, with respect to which all the conditions and privileges thereof can be determined solely by action of Western's Board of Directors without further action of its shareholders. As of July 31, 1999 none were issued and outstanding.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     9. DISCONTINUED OPERATIONS

     In April, 1998, the Company approved a formal plan to dispose of or close down the remaining operations of the Technology Group of Companies including Exodus Technologies, Connectsoft, Inc., Connectsoft Communications Corp. and InterGlobe Networks, Inc. Although the results of these subsidiaries have previously been included in the consolidated financial statements, the subsidiaries operated as a separate line of business whose products, activities and customers differed from other operations of the Company. Based upon this determination, the results of operations of these subsidiaries have been accounted for as discontinued operations and accordingly, their operating results are segregated in the accompanying statements of operations.

     In April 1999, IDF, the minority owned subsidiary of the Company discontinued the operations of TechStar Communications, Inc. The Company has therefore treated the operations of TechStar for the year ended July 31, 1997 as discontinued, since during this time TechStar was a wholly owned subsidiary of the Company.

     Revenues for the Technology group of companies for the years ending July 31, 1999, 1998 and 1997 were $67,000, $2,108,000 and $6,415,000, respectively.


     Sale of the assets of Connectsoft Communications Corporation

     On July 10, 1998, the Company entered into an agreement to sell substantially all of the assets of its Connectsoft subsidiary, including the network operations center ("NOC") to eGlobe, Inc., formerly known as Executive TeleCard, Ltd. ("eGlobe"). The agreement, as amended June 17 and September, 1999 provided consideration for the assets of eGlobe Convertible Preferred Stock valued by the Company at approximately $2,000,000. eGlobe assumed approximately $5,182,000 of Connectsoft liabilities and leases, of which approximately $2,900,000 are lease obligations guaranteed by the Company. Although eGlobe will be responsible for payment of those assumed liabilities, the assumption of such liabilities will not relieve the Company from its guarantees until such liabilities have been paid. The Company provided eGlobe with a working capital loan of $500,000 secured by a promissory note. The Promissory note bears interest at prime (8.0% at July 31, 1999) and is payable in 12 monthly installments beginning September 1, 1999 or upon eGlobe achieving certain equity or debt financing milestones as defined in the note. The Company and eGlobe are presently negotiating revised payment terms.

     For the year ending July 31, 1998, the net deferred gain of $1,480,000 had been included under the caption Deferred gain on discontinued operations in the accompanying consolidated balance sheets and the final gain on disposal of $1,989,000 has been recognized in the accompanying consolidated statement of operations for the year ended July 31, 1999.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.      COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

     The Company and Western lease certain facilities and certain computer equipment and software under non-cancelable lease agreements. As more fully described in Note 14, the building portion of five of the Western's facility leases qualify under SFAS 13 as "capital leases" (i.e., an acquisition of an asset and incurrence of a liability). The remaining facility lease agreements have terms ranging from month-to-month to nine years. Certain of the facility lease agreements provide for options to renew and generally require the Company to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $2,000,000, $1,833,000, and $1,971,000 for the years ended July 31, 1999, 1998, and 1997, respectively. The computer equipment lease expires August 1999 and meets certain specific criteria to be accounted for as a capital lease.


     Assets recorded under capital leases are as follows:


                                                                   JULY 31,

                                                     1999             1998             1997
                                                     ----             ----             ----

Capitalized asset value....................  $     4,978,000  $     3,036,000   $     3,836,000
Less:  Accumulated amortization............         (550,000)        (315,000)         (448,000)
                                                    --------         --------          --------
                                             $     4,428,000  $     2,721,000   $     3,388,000
                                             ===============  ===============   ===============

     Future minimum lease payments under all non-cancelable leases as of July 31, 1999 are as follows:


                                                                                     CAPITAL        OPERATING
YEAR ENDING JULY 31,                                                                  LEASES          LEASES
--------------------                                                                  ------          ------
2000     ..........................................................................$  442,000     $   1,720,000
2001     ...........................................................................  459,000         1,374,000
2002     ...........................................................................  485,000           882,000
2003     ...........................................................................  510,000           726,000
2004     ...........................................................................  525,000           572,000
Thereafter..........................................................................8,875,000         6,642,000
                                                                                   ----------         ---------

Total annual lease payments........................................................11,926,000   $    11,916,000
                                                                                                    ===========
Less:  Amount representing interest with imputed rates from 6% to 15%.............. 6,524,000
                                                            -     --                ---------

Present value of minimum lease payments............................................ 4,772,000

Less:  Current portion.............................................................    17,000
                                                                                  -----------

Long-term portion.................................................................$ 4,755,000
                                                                                  ===========

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Other Contingencies

     The Company is guarantor on certain liabilities, including the capital lease obligations assumed by eGlobe as described in Note 9.

     Western issues purchase orders to Case Corporation for equipment purchases. Upon acceptance by Case, these purchases become non-cancellable by Western. As of July 31, 1999 the total of such purchase orders was $5,923,000.

     The Company has entered into sales contracts under which the customer may require the Company to repurchase equipment at specified dates and specified prices. The Company records the proceeds from such sales contracts as deferred lease income. The difference between the sale contract amount and the repurchase obligation is recognized as revenue over the period of the repurchase obligation. The remaining repurchase obligation is recorded as a sale if and when the customer does not exercise the repurchase option. At July 31, 1999, repurchase obligations aggregated $5,602,000.

         Legal Proceedings

     Except as set forth below, there are no pending material legal proceeds in which the Company or any of its subsidiaries is a party, or to which any of their respective properties are subject, which either individually or in the aggregate, may have a material adverse effect on the results of operations or financial position of the Company.

     In May 1998, a lawsuit was filed on behalf of the Company in a purported shareholder derivative action against Mr. Rubin and certain other directors of the Company. In June 1998, a shareholder class action was filed against the same directors.

     On June 1, 1999 an agreement was entered into by all parties whereby the class action was settled for $2,500,000 which is payable, net of costs, to approved claimant shareholders. The settlement will consist of $600,000 in cash from insurance proceeds and $1,900,000 in shares of Western Power common stock owned by the Company. When the Western shares are distributed to the stockholders, the Company will no longer own greater than 50% of Western, and will account for Western using the equity method. In addition, on June 1, 1999 the derivative action was also settled for $2,800,000 which amount is payable by Robert M. Rubin to the Company. This settlement consists of $1,100,000 from Mr. Rubin's assignment of his rights to certain consulting payments from Hutchinson Corporation and the transfer by Mr. Rubin to the Company of $1,700,000 of cash, securities and notes in a brokerage account. Both settlement agreements were approved by the court on August 23, 1999 and the settlements have been reflected in the financial statements as of July 31, 1999. All amounts due from Mr. Rubin to the Company pursuant to the derivative action settlement were received by November 12, 1999 except for the Hutchinson payments, the receipt of which is conditioned upon shareholder approval of the Hutchinson Transaction.


11.      STOCK OPTION PLANS

     The 1991  Employee  Incentive  Stock  Option Plan (The "1991  Stock  Option
Plan")

     Key employees of the Company can receive incentive options to purchase an aggregate of 750,000 shares of common stock at initial exercise prices equal to 100% of the market price per share of the Company's common stock on the date of grant. The 1991 Stock Option Plan was approved by the Board of Directors and shareholders in June 1991 and became effective from May 21, 1991. In the fiscal year ending July 31, 1997, 126,550 options were granted to the principal shareholder under this plan. No additional options were issued under this plan in the fiscal years ending July 31, 1999 and 1998.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     1996 Employee Stock Option Plan (The "1996 Plan")

     In April 1996, the Company's Board of Directors authorized and approved the creation of the 1996 Plan for which two million shares of the Company's common stock has been reserved. Concurrent with the 1996 Plan's adoption, options to acquire 800,000 shares at an exercise price of $3.78 per share were granted to the Company's principal shareholder and management. In May, 1996 options to acquire an additional 250,000 shares at an exercise price of $5.25 were granted to two other employees. All exercise prices represented the fair market value of the Company's common stock on the date of grant. Options for 100,000 shares granted at $5.25 have been canceled and options for 126,550 shares issued to the principal shareholder at an exercise price of $3.78 have been canceled. The 250,000 shares issued to two other employees have been cancelled.

     There were no additional options issued under the 1996 plan for the years ending July 31, 1999 and 1998. During the year ended July 31, 1997, a total of 605,000 options were granted to employees under the 1996 Plan at prices ranging from $4.375 to $5.125. All exercise prices represented the fair market value of the Company's common stock on the date of grant. These options generally vest one third upon issuance and one-third upon the first and second anniversary date of the issuance. The life of the options issued under the 1996 plan is five years from the date of the grant.

     During the year ending July 31, 1998, certain of the consultants exercised warrants at a price of $6.30, which resulted in the issuance of 57,600 additional shares of common stock and 57,600 publicly traded warrants. Additionally, 50,000 options were exercised at a price of 4.75 resulting in the issuance of 50,000 shares of common stock.

     Pursuant to the acquisition of Connectsoft Inc., the Company granted 300,000 options at a price of $6.625. At July 31, 1999, a total of 15,000 of these options remain outstanding. The decrease is due to the cancellation of 285,000 options.

     Pursuant to the terms of a settlement agreement the Company issued 150,000 options in fiscal 1998 to non-employees resulting in a $300,000 charge which was accrued in 1997, representing their estimated fair value using the Black Scholes method of option valuation.

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

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

     The following table includes option information for the Company's plans:



                                                                         WEIGHTED
                                                                          AVERAGE
                                                                       FAIR VALUE OF
                                     NUMBER OF         WEIGHTED           OPTION
         STOCK OPTION ACTIVITY         SHARES       EXERCISE PRICE        GRANTED
         ---------------------         ------       --------------        -------

         July 31, 1996                1,705,000        $5.07

           Options granted            3,015,000         5.79               $3.032
           Options exercised           (236,000)        3.57
           Options canceled            (346,000)        5.39
                                       --------         ----

         July 31, 1997                4,138,000         5.55

           Options granted              150,000         6.50               2.000
           Options exercised            (50,000)        4.75
           Options canceled          (2,366,000)        5.97
                                     ----------         ----

           July 31, 1998              1,872,000         4.55

           Options granted                -              -                   -
           Options exercised              -              -
           Options canceled            (190,000)        5.50
                                       --------         ----


         July 31, 1999                1,682,000        $4.48
                                      =========        =====


                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table summarizes stock options outstanding and exercisable for the Company at July 31, 1999:


                                              OUTSTANDING                    EXERCISABLE
                                              -----------                    -----------

                             Weighted          Weighted                Weighted
                              Average           Average                 Average
                             Remaining         Exercise                Exercise
Exercise Price Range          Shares             Life       Price       Shares           Price
--------------------          ------             ----       -----       ------           -----

$3.13 to 3.78                    857,000          1.8       $3.64        857,000         $3.64

$4.38 to 4.75                    175,000          2.8        4.38        175,000          4.38

$5.13 to 5.50                    407,000          2.2        5.16        407,000          5.16

$6.00 to 6.63                    243,000          2.5        6.37        243,000          6.37

$3.13 to 6.63                  1,682,000          2.0        4.48      1,682,000         $4.48



     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123. "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for options granted to employees and directors. If compensation cost for the Company's stock option plans had been determined based on the fair value at the grant date for awards in fiscal 1999 and fiscal 1998 in accordance with the provisions of SFAS No. 123, the Company's net loss per share would have changed to the pro forma amounts indicated below:

                                                                      YEAR ENDED JULY 31,

                                                                    1999            1998
                                                                    ----            ----

Net loss, as reported......................................  $    (3,065,000)  $    (9,615,000)
Net loss, pro forma........................................  $    (3,202,000)  $   (10,284,000)
Net basic and diluted loss per share, as reported..........  $         (0.26)  $         (0.85)
Net basic and diluted loss per share, pro forma............  $         (0.47)  $         (0.91)

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                     YEAR ENDED JULY 31,

                                                   1999            1998
                                                   ----            ----
Expected volatility........................         .79             .79
Risk-free interest rate....................        6.11%          6.11%
Expected life of options in years..........         5.0             5.0
Expected dividend yield....................        0.00%           0.00%



12.      INTANGIBLE ASSETS

         Intangible and other assets consist of the following:


                                                            JULY 31,

                                                  1999            1998
                                                  ----            ----

Goodwill ..................................$  2,952,000     $   3,044,000
Non-compete agreement......................       -                42,000
Other assets...............................       -               527,000
                                              ---------        ----------

                                           $  2,952,000     $   3,613,000
                                              =========        ==========


     Goodwill is amortized over lives ranging from 20 to 40 years and the non-compete agreement is amortized over 2 years.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES INTANGIBLE ASSETS


     The Company paid interest of $5,482,000, $5,221,000 and 4,307,000 during the fiscal years 1999, 1998, and 1997, respectively. The Company received an income tax refund of $834,000 during fiscal 1999, and paid $1,097,000 and $1,621,000 in income taxes, net of refunds, during fiscal 1998 and 1997, respectively.

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

     Western has consummated various acquisitions using, in part, the assumption of notes payable and the issuance of Western common stock and notes payable. Such non-cash transactions have been excluded from the statements of cash flows.

     Capital lease obligations of $356,000 were incurred during the year ended July 31, 1997 when the Company entered into various leases for computer hardware and software.

     14. RELATED PARTIES

     The real property and improvements used in connection with the Sacramento Operations, and upon which the Sacramento Operation is located, were sold by Case for $1,500,000 to the McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and a director of Western, and Robert M. Rubin, the Chairman and a director of Western. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to Western under the terms of a 20 year commercial lease agreement dated March 1, 1996 with Western paying an initial annual rate of $168,000. Under the lease, such annual rate increases to $192,000 after five years and is subject to fair market adjustments at the end of ten years. In addition to base rent, Western is responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease (see Note 9) while the land portion of the lease qualifies for treatment as an operating lease.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     On June 1, 1997, the real property and improvements used in connection with the Sahlberg operation located in Kent, Washington, was purchased by McLain-Rubin Realty Company II, LLC ("MRR II"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of Western, and Robert M. Rubin, the Chairman and a director of Western. Simultaneous with its acquisition of the Kent, Washington, real property and improvements, MRR II leased such real property and improvements to Western under the terms of a 20-year commercial lease agreement dated June 1, 1997 with Western paying an initial annual rate of $205,000. Under the lease, such annual rate increases to $231,000 after five years and is subject to additional adjustments at the end of ten and fifteen years. In addition to base rent, Western is responsible for the payment of all related taxes and other assessments, utilities, insurance, and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease (see Note 9) while the land portion of the lease qualifies for treatment as an operating lease.

     On December 11, 1997, the real property and improvements used in connection with Case's Yuba City, California operation, was purchased by McLain-Rubin Realty Company III, LLC ("MRR III"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of Western, and Robert M. Rubin, the Chairman and a director of Western. Simultaneous with its acquisition of the Yuba City, California real property and improvements, MRR III leased such real property and improvements to Western under the terms of a 20-year commercial lease agreement dated effective December 11, 1997 with Western paying an initial annual rate of $54,000. Under the lease, such annual rate increases to $59,000 after five years and is subject to additional adjustments at the end of ten and fifteen years. In addition to base rent, Western is responsible for the payment of all related taxes and other assessments, utilities, insurance, and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease (see Note 9) while the land portion of the lease qualifies for treatment as an operating lease.

     In February, 1999, the real property and improvements used in connection with Western's Sparks, Nevada operation and upon which such operation is located, were sold to McLain-Rubin Realty, L.L.C. (MRR) under the terms of a real property purchase and sale agreement. MRR is a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and Chairman of Western, and Robert M. Rubin, a director of Western. The sale price was $2,210,000 in cash at closing. Subsequent to the closing of the sale, Western entered into a 20-year commercial lease agreement with MRR for the Sparks, Nevada facility at an initial rental rate of $252,000 per year with increases at five, ten, and fifteen years resulting in a maximum annual rental rate of $374,000. The present value of the minimum lease payments at the commencement of the lease back transaction aggregated $3,052,000. The lease is a net lease with payment of insurance, property taxes and maintenance costs paid by Western. The sale resulted in a deferred gain which will be amortized over the life of the lease pursuant to generally accepted accounting principles. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease (see Note 10) while the land portion of the lease qualifies for treatment as an operating lease.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In February of 1997, the Company loaned $500,000 to ERD Waste Corp. The loan was secured by a short term note bearing interest at 2% above the prime lending rate of the Company's commercial bank (8.5% at April 30, 1997) and a second collateral and security position on all accounts receivable of ERD subject to the primary collateral position held by Chase Bank and was personally guaranteed by Mr. Rubin. Principal together with accrued interest was due October 5, 1997.

     In September 1997 ERD filed for protection from creditors under Chapter 11 of federal bankruptcy laws. In October, 1997 Chemical bank drew the $4.4 million available on the standby letter of credit. As a result, the Company recorded a loss of approximately $5.0 million, related to the February Note and the September letter of credit. Mr. Rubin had personally guaranteed approximately $1.6 million of the ERD loss.

     On June 28, 1996 the Company entered into a credit agreement with Mr. Rubin pursuant to which Mr. Rubin delivered a demand promissory note for up to $1,200,000 and payment in full was due July 31, 1998. Mr. Rubin's indebtedness was secured by his pledge of 150,000 shares of company common stock and his collateral assignment of all payments to him under the terms of his consulting and non-competition agreements with Hutchinson, in the aggregate amount of $1,200,000. Such collateral assignment was converted to a payment rights assignment agreement in July 1998 calling for Hutchinson to make all payments pursuant to Mr. Rubin's consulting and non-competition agreement directly to the company. Simultaneously the due date of the note was extended from July 31, 1998 to the earlier of shareholder approval of the Hutchinson transaction or July 31, 1999. On June 1, 1999 all payments due to Mr. Rubin pursuant to the consulting agreement were formally assigned to the Company as part of the derivative action settlement. Shareholder approval of the Hutchinson transaction is required in order for the Company to receive these payments and a proposal calling for such approval will be included in the fiscal 1999 proxy and voted upon at the fiscal 1999 shareholders' meeting.

     As of July 31, 1998 the Company owned 50,000 shares of common stock in a publicly traded company that Mr. Rubin serves as a director and holds a minority interest.

15.EMPLOYEE SAVINGS PLAN

     The Company has a voluntary savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible participants may contribute a percentage of compensation subject to certain limitations. The Company has the option to make discretionary qualified contributions to the plan, however, no Company contributions were made for fiscal 1999, 1998 or 1997.

16.      SEGMENT INFORMATION

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which requires the reporting of certain financial information by business segment. For the purpose of providing segment information, management believes that all of the Company's operations consist of one segment. However, the Company evaluates performance based on revenue and gross margin of three distinct business components. Revenue and gross margin by component are summarized as follows:

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





Business Component              Year Ended        Year Ended       Year Ended
Net Revenues                   July 31, 1999    July 31, 1998     July 31, 1997
------------                   -------------    -------------     -------------

Equipment Sales                      $ 98,450          $112,061         $102,349

Equipment Rental                       25,771            13,389           12,464

Product Support                        39,429            38,028           33,317
                                       ------            ------           ------
    Totals                          $ 163,650          $163,478         $148,130
                                    =========          ========         ========


Gross Margins


Equipment Sales                        $2,591            $8,334           $7,172

Equipment Rental                        5,017             3,555            2,046

Product Support                         6,986             7,287            6,652
                                        -----             -----            -----

    Totals                           $14,594            $19,176          $15,870
                                     =======            =======          =======

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






     SCHEDULE II

                          AMERICAN UNITED GLOBAL INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                For the Fiscal Years Ended July 31, 1999 and 1998




                                              Balance at      Charged to    Charged to                  Balance at
                                              Beginning       Costs and        Other                      End of
               Description                    of Period        Expenses      Accounts     Deductions      Period
               -----------                    ---------        --------      --------     ----------      ------

Accounts Receivable Reserve:

  Fiscal year ended July 31, 1999            $726,000        $732,000      $ ---        $(734,000)        $724,000

  Fiscal year ended July 31, 1998             807,000         825,000        ---         (906,000)         726,000

  Fiscal year ended July 31, 1998             652,000         875,000        285,000   (1,005,000)         807,000

Inventory Reserve:

  Fiscal year ended July 31, 1999            2,833,000        884,000        ---       (1,204,000)       2,513,000

  Fiscal year ended July 31, 1998            1,597,000      1,734,000        ---         (498,000)       2,833,000

  Fiscal year ended July 31, 1997            1,212,000        598,000        ---         (293,000)       1,597,000


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.



     PART III

     ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers, Directors and Key Employees

     The following table sets forth information with respect to directors, nominees for directors, executive officers and key employees of the Company as of November 1, 1999. Except for matters discussed in Item 3 of this Annual Report, there are no pending legal proceedings to which any director, nominee for director or executive officer of the Company is a party adverse to the Company.


Name                Age                           Position
----                ---                           --------

Robert M. Rubin      59        Chairman of the Board of Directors, President
                               and Chief Executive Officer

C. Dean McLain       44        Director and Executive Vice President of the
                               Company; President and Chief Executive
                               Officer of Western

Howard Katz          56        Executive Vice President, Chief Operating
                               Officer and Director

David M. Barnes      56        Vice President of Finance, Chief Financial
                               Officer and Director


     Robert M. Rubin. Mr. Rubin has served as the Chairman of the Board of Directors of the Company since May 1991, and was its Chief Executive Officer from May 1991 to January 1, 1994. Between October 1990 and January 1, 1994, Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of the Company and its subsidiaries; from January 1, 1994 to January 19, 1996, he served only as Chairman of the Board of the Company and its subsidiaries. From January 19, 1996 to the present, Mr. Rubin has served as Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986. Mr. Rubin continued as a director of SCI (now known as Olsten Corporation ("Olsten")) until the latter part of 1987. Olsten, a New York Stock Exchange listed company, is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin was Chairman of the Board, Chief Executive Officer and is a stockholder of ERD Waste Technology, Inc., a diversified waste management public company specializing in the management and disposal of municipal solid waste, industrial and commercial non-hazardous waste and hazardous waste. In September 1997, ERD filed for protection under the provisions of Chapter 11 of the federal bankruptcy act. Mr. Rubin is a former director and Vice Chairman, and currently a minority stockholder, of American Complex Care, Incorporated ("ACC"), a public company formerly engaged in providing on-site health care services, including intra-dermal infusion therapies. In April 1995, ACC, operating subsidiaries made assignments of their assets for the benefit of creditors without resort to bankruptcy proceedings. Mr. Rubin is also the Chairman of the Board of both Western and IDF, a publicly held company of which the Company is a minority stockholder. The Company owns approximately 60.6% of the outstanding common stock of Western. Mr. Rubin owns approximately 13% of the fully-diluted IDF common stock. Mr. Rubin is also a director and minority stockholder of Diplomat Direct Marketing Corporation, a public company principally engaged in the women's apparel catalog retailing business and Med-Emerg, Inc., a publicly-held Canadian management company for hospital emergency rooms and out-patient facilities.

     C. Dean McLain. Mr. McLain has served as an Executive Vice President of the Company since March 1, 1993, as a director of the Company since March 7, 1994 and President of Western since June 1, 1993. From 1989 to 1993, Mr. McLain served as Manager of Privatization of Case Corporation. From 1985 to 1989, Mr. McLain served as General Manager of Lake State Equipment, a distributor of John Deere construction equipment. Mr. McLain holds a B.S. degree in Business and Economics, and a Master's of Business Administration from West Texas State University.

     David M. Barnes. Mr. Barnes has functioned as the chief financial officer of the Company since May 15, 1996, and has been a director since November 8, 1996. Mr. Barnes is also presently the chief financial officer of Nextron Communications, a privately-held Internet yellow pages designer and developer based in San Jose, CA, and of Interactive Imagination, Inc., a privately-held start-up video game developer based in Seattle, WA. Mr. Barnes served as a Director of Universal Self Care, Inc., a distribution and retailer of products and service principally for diabetes from May 1991 to June 1995. Mr. Barnes is a director, the President and a minority stockholder of ACC. In April 1995, ACC's operating subsidiaries made assignments of their assets for the benefit of creditors without resort to bankruptcy proceedings.

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

     ITEM 11. EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE

     The following table sets forth the amount of all compensation paid by the Company for services rendered during each of the three fiscal years of the Company ended July 31, 1999, 1998, and 1997 to each of the Company's most highly compensated executive officers and key employees whose total compensation exceeded $100,000, and to all executive officers and key employees of the Company as a group.






                             ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                             -------------------              ----------------------
                                                              AWARDS
                                                              ------
NAME AND           FISCAL    SALARY     BONUS    OTHER        RESTRICTED   SECURITIES     LTIP          ALL OTHER
PRINCIPAL          YEAR           ($)            ANNUAL       STOCK        UNDER-LYING    PAYOUTS       COMPEN-SATION
POSITION                                         COMPEN-SATIONAWARD(S)     OPTIONS/       ($)           SATION ($)
--------          -----     -------   -------    ---------------------     --------       ---           ----------
                                                 ($)          ($)          SARS(#)
Robert M. Rubin    1999      375,000    -0-      -0-          -0-          -0-            -0-           -0-
Chairman,          1998      350,000    -0-      -0-          -0-          -0-            -0-           -0-
President and      1997      325,000    -0-      -0-          -0-          -0-            -0-           -0-
Chief Executive
Officer


Howard Katz        1999        91,738   -0-      -0-          -0-          -0-            -0-           -0-
Executive Vice-    1998      197,000    -0-      -0-          -0-          -0-            -0-           -0-
President and      1997      131,968    -0-      -0-          -0-          200,000        -0-           -0-
Director


David M. Barnes    1999      127,000    -0-      -0-          -0-          -0-            -0-           -0-
Chief Financial    1998      156,000    -0-      -0-          -0-          -0-            -0-           -0-
Officer and        1997      129,807    -0-      -0-          -0-          100,000        -0-           -0-
Director


C. Dean McLain (1) 1999      290,000    -0-      -0-          -0-          -0-            -0-           -0-
Executive Vice     1998      280,000    68,935   -0-          -0-          -0-            -0-           -0-
President and      1997      268,587    18,658   -0-          -0-          -0-            -0-           -0-
Director;
President of
Western


(1) Paid by Western.

     STOCK OPTION PLANS

Option Grants in Fiscal Year 1999

     No options were issued in fiscal year 1999.

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

                          Aggregated Options Exercised
                         in Last Fiscal Year and Fiscal
                             Year-End Option Values

                                                                  Value of
                                                Number of        Unexercised
                                               Unexercised      In-the-Money
                       Shares                  Options/SARs     Options/SARs
                     Acquired on    Value       at FY-End        at FY-End
Name                 Exercise (#)  Realized    Exercisable      Exercisable


Robert Rubin              -0-        -0-        560,000            $0

Howard Katz                -0-       -0-        350,000            $0

David Barnes               -0-       -0-        200,000            $0

C. Dean McLain             -0-       -0-        233,000            $0



Employment, Incentive Compensation and Termination Agreements

         Robert M. Rubin

     Mr. Rubin is employed by the Company as the Chairman of the Board of Directors of the Company and of its subsidiaries. Mr. Rubin is so employed pursuant to an amended and restated employment agreement, dated as of June 3, 1998 (the "Restated Agreement") for a term expiring July 31, 2001. The Restated Agreement was amended in connection with the initial public offering of Western (the "Western IPO"). The Restated Agreement provides for a base salary payable to Mr. Rubin of $175,000 for the fiscal year ending July 31, 1997, $200,000 for the fiscal year ending July 31, 1998, $225,000 for the fiscal year ending July 31, 1999, and a base salary for the fiscal years ending July 31, 2000 and July 31, 2001 as determined by the Compensation Committee of the Company's Board of Directors and ratified by a majority of the entire Board of Directors of the Company (other than Mr. Rubin). The base salary in each of the fiscal years ending July 31, 2000 and 2001 will not be less than the annual base salary in effect in the immediately preceding fiscal year, as adjusted for any increase in the annual cost of living as published by the Bureau of Labor Statistics of the United States Department of Labor for wage earners in the New York City metropolitan area measured over the course of the immediately preceding fiscal year. The Restated Agreement also provides for incentive bonuses to be paid to Mr. Rubin of (i) $75,000 on November 1, 1997, if the net income (the "Consolidated Net Income") of the Company, including all of its consolidated subsidiaries other than Western, as determined by the Company's independent auditors using generally accepted accounting principles, consistently applied, is greater than or equal to $2,000,000 for Fiscal 1997; (ii) $100,000 on November 1, 1998 if the Consolidated Net Income is greater than or equal to $2,500,000 for Fiscal 1998; and (iii) $125,000 on November 1, 1999 if the
Consolidated Net Income is greater than or equal to $3,000,000 for Fiscal 1999. Incentive compensation for each of the fiscal years ending July 31, 2000 and July 31, 2001 shall be as determined by the Compensation Committee of the Company's Board of Directors and ratified by a majority of the entire Board of Directors (other than Mr. Rubin).

     Following the amendment of Mr. Rubin's employment agreement with the Company, which is now in effect as the Restated Agreement, Western entered into a separate employment agreement with Mr. Rubin, effective June 14, 1995 and which expired on July 31, 1998. Pursuant to such agreement, Mr. Rubin served as Chairman of the Board of Western and received an annual base salary of $150,000, payable at the rate of $12,500 per month from the effective date of such agreement. In addition to his base annual salary, Mr. Rubin shall be entitled to receive an annual bonus equal to $50,000 per annum, payable only in the event that the "consolidated pre-tax income" of Western (as defined below) shall be in excess of $3,000,000 for the fiscal year ending July 31, 1996, $3,500,000 for the fiscal year ending July 31, 1997, and $4,000,000 for the fiscal year ending July 31, 1998, respectively. Under the terms of his employment agreement with Western, Mr. Rubin is only obligated to devote a portion of his business and professional time to Western (estimated at approximately 20%). The term
"consolidated pre-tax income" is defined as consolidated net income of the Company and any subsidiaries of Western subsequently created or acquired, before income taxes and gains or losses from disposition or purchases of assets or other extraordinary items.

         John Shahid

     John Shahid is the former president, Chief Executive Officer and director of the Company. Upon the closing of the Hutchinson Transaction on January 19, 1996, the Company entered into a termination agreement with Mr. Shahid whereby he resigned as an officer and director of the Company and its subsidiaries and received severance payments totaling $815,833. These payments represented salary payments under his employment agreement through December 31, 1998, as well as a bonus payment for Fiscal1996 in the amount of $90,000. This agreement also provided that the Company retained Mr. Shahid as a consultant for two years ending April 1, 1998, for which he was paid an aggregate of $200,000 in equal quarterly installments.

         C. Dean McLain

     C. Dean McLain serves as the President and Chief Executive Officer of Western pursuant to a ten-year employment agreement expiring July 31, 2005. This employment agreement superseded Mr. McLain's earlier employment agreement with the Company, which is further described below and which was terminated upon the execution of his employment agreement with Western. Pursuant to such agreement, Mr. McLain received an annual base salary, payable monthly, of $250,000 through the end of Fiscal 1996, $265,000 per annum in Fiscal 1997, $280,000 per annum in Fiscal 1998 and $290,000 per annum in Fiscal 1999 and will receive $300,000 per annum in Fiscal 2000. For each of the fiscal years ending 2001, 2002, 2003, 2004 and 2005, Mr. McLain's base salary shall be determined by the Compensation Committee of Western and ratified by the full Board of Directors of Western. In each of the five fiscal years from 2001 through 2005, such base salary shall not be less than the annual base salary in effect in the immediately preceding fiscal year plus a cost of living adjustment. In addition, Mr. McLain has been entitled to receive bonus payments in each of the fiscal years from Fiscal 1996 through and including Fiscal 2000, inclusive, equal to five percent (5%) of such fiscal year consolidated pre-tax income of Western in excess of $1,750,000 in each such fiscal year (the "Incentive Bonus"); provided, that the maximum amount of the Incentive Bonus payable by Western to Mr. McLain shall not exceed
$150,000 in any such fiscal year, without regard to the amount by which Western's consolidated pre-tax income shall exceed $1,750,000 in each of such fiscal years. For each of the fiscal years ending 2001 through 2005, Mr. McLain's incentive bonus shall be determined by the Compensation Committee of Western's Board of Directors and ratified by Western's full Board of Directors. The maximum annual incentive bonus which Mr. McLain shall be entitled to receive under his Employment Agreement shall not be less than $150,000. As used in Mr. McLain's Employment Agreement, the term "consolidated pre-tax income" is defined as consolidated net income of Western and any subsidiaries of Western subsequently created or acquired, before the Incentive Bonus, income taxes and gains or losses from disposition or purchases of assets or other extraordinary items.

     Under the terms of his amended employment agreement, the 150,000 stock options exercisable at $6.50 per share awarded in March 1995 to Mr. McLain under Western's 1995 Stock Option Plan were canceled and on August 1, 1995 Mr. McLain was granted options to purchase 300,000 shares of Western common stock at $6.00 per share, the closing sale price of the Company's common stock on August 1, 1995. These options were subsequently repriced at $4.50 per share in December 1995. The grant of all stock options to Mr. McLain pursuant to his amended employment agreement was ratified at Western's 1995 Annual Meeting. In the event that Western does not meet the accumulated consolidated pre-tax income levels described above, Mr. McLain shall still be entitled to options to purchase the 125,000 Western shares should the accumulated consolidated pre-tax income of Western for the five years from Fiscal 1996 through and including Fiscal 2000 equal or exceed $16,000,000. In the event such additional incentive stock options become available to him, Mr. McLain may exercise such options during the nine -year period ending July 31, 2005 at $4.50 per share. Mr. McLain's employment agreement also provides for fringe benefits as are customary for senior executive officers in the industry in which the Company operates, including medical coverage, excess life insurance benefits and use of an automobile supplied by the Company.

     Prior to the Western IPO, C. Dean McLain served as President and Chief Executive Officer of Western and Executive Vice President of the Company pursuant to the terms of an employment agreement with the Company effective March 1, 1993, which was to terminate on July 31, 1998. Such agreement entitled Mr. McLain to scheduled increases in his base salary up to $172,300 per year during the fiscal year ending July 31, 1998. The terms of such employment agreement also provided for the issuance to Mr. McLain of an aggregate of 20,000 shares of the Company's Common Stock at $.01 per share. In addition, Mr. McLain received options to acquire an aggregate of 45,000 shares of the Company's Common Stock at fair market value ($4.75 per share) on the date of grant under the Company's 1991 Stock Option Plan, and additional options under the Company's 1991 Stock Option Plan to purchase 150,000 shares of Company Common Stock at fair market value ($5.50 per share) on the date of grant. These options have since been repriced to $3.125 per share.

         Howard Katz

     Howard Katz is an Executive Vice President and a director of the Company. Mr. Katz is presently receiving severance payments of approximately $75,000 annually, plus benefits, under a severance agreement which provides for payments over a three-year period ending July 31, 2001. Prior to July 31, 1998, Mr. Katz served as the Company's Executive Vice President since April 15, 1996 and received an annual base salary of $185,000 through July 31, 1998.

         David M. Barnes

     David M. Barnes is a director of the Company and functions as its Chief Financial Officer. In Fiscal 1999 Mr. Barnes received a base salary of $50,000 plus severance payments aggregating $75,000 and certain executive benefits. In Fiscal 2000 Mr. Barnes will continue in these capacities with a base salary of $75,000 plus certain executive benefits. Between May 15, 1996 and July 31, 1998 Mr. Barnes served as the Company's Chief Financial Officer and received an annual salary of $150,000.

         Amended Employee Stock Option Plans

     In December 1995, the Company amended each of its then-outstanding employee stock option plans in anticipation of the consummation of the Hutchinson Transaction. Under the original terms of the plans, all options granted to employees would have terminated within ninety days of such employees' termination of employment with the Company or any of its subsidiaries. The amended plans extended the options' expiration dates and permitted all options to vest upon consummation of the Hutchinson Transaction. As a majority of the Company's employees, other than those of Western, were to be terminated upon the consummation of the Hutchinson Transaction, the Company felt that it was in its best interests to so amend the Plans. All of these options granted under the Plans were exercisable through January 19, 1998 (two years after the closing date of the Hutchinson Transaction) at which time any unexercised options held by terminated employees expired, and options held by retained Company employees reverted back to their old vesting terms and original expiration dates. One effect of these amendments is to change the federal income tax treatment of incentive options held by non-employees of the Company, such that upon exercise, these options shall be treated as non-qualified stock options for tax purposes. As a result of such option exercise period extension, the Company incurred an additional compensation expense for the fiscal year ended July 31, 1996 in the amount of $332,293. Such amount is equal to the product of the number of options whose exercise periods were extended and the aggregate difference between the exercise price of each "extended" option and the closing bid price of the Common Stock on January 19, 1996 (the closing date of the Hutchinson Transaction and the effective date of the option extension).

         Compensation Committee Interlocks and Insider Participation

     During Fiscal 1998 and Fiscal 1999 the Board of Directors' Compensation Committee (the "Compensation Committee") did not meet. During this time the Company's Board of Directors decided all compensation matters relating to the Company's executive officers.

     Mr. Rubin's annual compensation, identified in the Summary Compensation Table, was determined by his employment agreements executed in August 1994, and his amended and restated employment agreement dated as of June 3, 1996, which were both approved by the Board of Directors. In June 1995, following completion of Western's IPO, Mr. Rubin's 1994 employment agreement with the Company was amended to (i) eliminate his guaranteed annual bonus, and (ii) limit his annual incentive bonus to $50,000 for each of Fiscal 1996 and Fiscal 1997, and make it payable only if Consolidated Net Income of the Company exceeded $1,500,000 in each fiscal year. For information concerning Mr. Rubin's June 1996 amended and restated employment agreement, see "Employment, Incentive Compensation and Termination Agreements." Mr. Rubin also entered into a separate employment agreement with Western. Mr. McLain's annual compensation was set by his amended employment agreement with Western. See "Employment, Incentive Compensation and Termination Agreements."

     During Fiscal 1998 and Fiscal 1999, other than Messrs. Rubin and McLain, who during such time were officers and members of the Board of Directors, no officers or employees of the Company or any subsidiary participated in the Board's compensation decisions. In Fiscal 1998 and Fiscal 1999, other than Mr. Rubin, no Compensation Committee member was an officer or employee of the Company or any of its subsidiaries. While Mr. Rubin serves on the Compensation Committees of the Boards of Directors of other publicly held corporations, no executive officers or directors of such companies serve on the Company's Compensation Committee. The Company's Audit, Compensation and Stock Option Committees are presently each comprised of Messrs. Rubin and Katz.

     No director of the Company is paid to attend Board meetings, although they are reimbursed for their actual expenses.

     Upon the closing of the Hutchinson Transaction in January 1996, the Company, Robert Rubin and Hutchinson (as guarantor) entered into a five-year Non-Competition Agreement in favor of Hutchinson and its affiliates, pursuant to which Mr. Rubin and the Company agreed not to compete with the businesses acquired in the Hutchinson Transaction. Under the terms of the Non-Competition Agreement, Mr. Rubin is to receive payments aggregating $200,000 over a seven year period. In addition, at the Closing Hutchinson engaged Mr. Rubin as a consultant to provide advisory services relating to the acquired manufacturing business over a seven year period, for which services Mr. Rubin was to receive payments aggregating $1,000,000. Such payments are pledged as collateral by Mr. Rubin for his $1,200,000 loan. No payments have or will be made to Mr. Rubin under his agreements with Hutchinson, unless and until the Hutchinson Transaction and such payments are ratified by the Company's stockholders at a special Meeting or any subsequent special or annual meeting of Company stockholders. These payments are also necessary to effectuate the settlement of the Derivative Action.

     Transactions with Diplomat Corporation

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

     Transactions with ERD Waste Corp.

     The Company has incurred a loss of approximately $5,000,000 as a result of certain transactions it entered into with ERD Waste Corp. ("ERD") in Fiscal 1997. On September 30, 1997, ERD filed for reorganization under Chapter 11 of the federal bankruptcy laws. The Company has recorded a $5,000,000 net loss in connection with these transactions, which included making available for ERD's benefit a $4,400,000 letter of credit and making an additional $500,000 loan, for Fiscal 1997.

     Robert M. Rubin, the Chairman and Chief Executive Officer and a principal stockholder of the Company, is also the Chairman, Chief Executive Officer, a director and a principal stockholder of ERD, and owns approximately 25.1% of the outstanding ERD Common Stock.

     Pursuant to an agreement dated May 30, 1996 (the "ERD Agreement") between the Company and ERD, the Company agreed to provide certain financial accommodations to ERD by making available a $4,400,000 standby letter of credit (the "Letter of Credit") originally issued by Citibank, N.A. ("Citibank") and later assumed by North Fork Bank in favor of Chase Bank ( "Chase Bank") on behalf of ERD. Chase Bank was the principal lender to ERD and its subsidiaries, and upon issuance of the Letter of Credit, Chase Bank made available to ERD $4,400,000 of additional funding under ERD's existing lending facility. The funding was used to refinance certain outstanding indebtedness of Environmental Services of America, Inc. ("ENSA"), a wholly-owned subsidiary of ERD. In consideration for the Company making the Letter of Credit available, ERD agreed that, in addition to repaying all amounts drawn under the Letter of Credit and granting to the Company a security interest in certain machinery and equipment of ENSA to secure such repayment, it would (i) pay all the Company's fees, costs and expenses payable to Citibank, N.A. and others in connection with making the Letter of Credit available, as well as all interest paid by the Company on monies drawn upon the Letter of Credit prior to repayment by ERD, and (ii) issue to the Company an aggregate of 25,000 shares of ERD common stock for each consecutive period of 90 days or any portion thereof, commencing August 1, 1996, that the Letter of Credit remains outstanding. Pursuant to the foregoing agreement, ERD paid nothing in fees and expenses to Citibank on behalf of the Company, but issued 100,000 shares of ERD Common Stock to the Company. ERD Common Stock was then traded on the NASDAQ National Market and, at the time of closing of the transaction with ERD, the closing price of ERD Common Stock, as traded on NASDAQ was $9.25 per share.

     Under the terms of an indemnity agreement, dated May 30, 1996, Robert M. Rubin agreed to indemnify the Company for any and all of its losses resulting from issuance of the Letter of Credit to ERD. In consideration of his negotiating the modification of the ERD agreement, on November 8, 1996, the Company's Board of Directors (Mr. Rubin abstaining) agreed to amend the indemnity agreement with Mr. Rubin to limit his contingent liability thereunder to the extent of 23% (Mr. Rubin's approximate percentage beneficial ownership in the outstanding Company Common Stock as of May 30, 1996) of any and all losses incurred by the Company in connection with the Letter of Credit to ERD. Mr. Rubin's reimbursement obligations are also subject to pro rata reduction to the extent of any repayments made directly by ERD or from proceeds received by AUGI from the sale of ERD capital stock described above. In addition, Mr. Rubin personally guaranteed the $500,000 additional advance from the Company to ERD.

     In August 1996, a subsidiary of ERD that operated a waste facility in Long Beach, New York was cited by the New York State Department of Environmental Conservation ("DEC") for violating certain DEC regulations. ERD and the DEC reached an agreement in November 1996 to settle such violations, which resulted in the closing of the Long Beach, New York facility on April 15, 1997. As a result, the business of ERD was materially and adversely affected.

     On November 8, 1996, the Company and ERD amended and restated their agreements to provide that if and to the extent that the Company demands payment on the Letter of Credit, ERD will issue to the Company its $4,400,000 principal amount convertible note bearing interest at 12% per annum, payable monthly, and payable as to principal on the earliest to occur of: (i) May 30, 1999, (ii) ERD's receipt of the initial proceeds from any public or private placement of debt or equity securities of ERD, or (iii) completion of any bank refinancing by ERD, to the extent of all proceeds available after payment of other secured indebtedness. In addition, the ERD Notes, if issued, will be convertible, at any time at the option of the Company, into ERD Common Stock at a conversion price equal to $4.40 per share, or a maximum of 1,000,000 ERD shares if the entire $4,400,000 principal amount of the convertible note is issued and converted into ERD Common Stock. In addition to the collateral provided under the ERD Agreement, ERD also provided the Company with a junior mortgage on the waste facility owned by ERD's subsidiary, subordinated to existing indebtedness encumbering such facility.

     In February 1997, the Company advanced an additional $500,000 to ERD, payable on demand (the "Advance Loan").

     The Advance Loan is secured by a short-term promissory note, due October 5, 1997, bearing interest at two percent (2%) above the prime lending rate of the Company's commercial bank (which was 8.5% on April 30, 1997) and a second collateral and security position on all accounts receivable of ERD, subject to the priority interests of Chase Bank.

     On September 30, 1997, ERD filed for reorganization under Chapter 11 of the federal bankruptcy laws. On October 29, 1997, Chase Bank drew $4,400,000 from the Letter of Credit. As a result, the Company became liable to North Fork Bank, the issuer of the Letter of Credit, for such amount, which obligation the Company paid in full on October 31, 1997. As a result, the Company is now a creditor in the ERD reorganization, holding approximately $5,000,000 of claims and a lien on certain ERD assets. However, the federal bankruptcy courts will not sustain or honor this lien on the basis of the common control between the Company and ERD resulting from Mr. Rubin's offices with each. If the lien is not sustained, the Company will be only a general unsecured creditor of ERD. As a result of the foregoing development, the Company recorded a $5,000,000 net loss in connection with the Letter of Credit and Advance Loan to ERD for the year ended July 31, 1997. In the event that the Company does not recoup any portion of such loss in connection with the ERD bankruptcy proceedings or otherwise, Mr. Rubin has agreed to personally indemnify the Company for the first $1,600,000 of such loss.

     The Company's 1996 Stock Option Plan

     As of November 1, 1999, the directors and executive officers listed below hold outstanding non-qualified options to acquire shares of Common Stock granted under the Company's 1996 Stock Option Plan, adopted on April 25, 1996 and amended as of July 30, 1996 (the "1996 Plan"), as follows:




Recipient          Date of Grant     Number of Options (3)    Exercise Price (1)(2)
---------          -------------     ---------------------    ---------------------
Robert M. Rubin    April 25, 1996         450,000                 $3.78125
                   October 4, 1996         30,000                 $5.125
C. Dean McLain     April 25, 1996         150,000                 $3.78125
Howard Katz        April 25, 1996         150,000                 $3.78125
                   October 4, 1996        100,000                 $5.125
                   May 21, 1997           100,000                 $4.375
David M. Barnes    May 15, 1996           100,000                 $5.25
                   October 4, 1996         50,000                 $5.125
                   May 21, 1997            50,000                 $4.375



(1) The exercise prices of all options equal the average of the closing bid and ask prices of the Common Stock as reported on the NASDAQ National Market on the date of grant.


(2) As the market value of the Common Stock underlying options issued under the 1996 plan (measured as the average of the closing bid and ask price) on November 4, 1999, which was $0.23 per share, none of the foregoing options issued under the 1996 Plan (including unexercisable options) are "In-the-money."

(3)  These options are fully exercisable.

     On July 30, 1996, the Board of Directors amended the terms of the 1996 Stock Option Plan to make all options granted thereunder exercisable without stockholder approval. On that date the market price of the Company's Common Stock was $6.0125 per share. As a result of the amendment, the Company incurred a compensation charge equal to $1,670,667, representing the aggregate value of such unexercised in-the-money (i.e., options for which the market price of the underlying Common Stock is above the exercise price) options issued under such option plan (including unexercisable options) to the named persons.

     All options granted to each of Messrs. Rubin and McLain in April 1996, and 100,000 options granted to Mr. Katz at $5.125 per share in October 1996, were immediately exercisable. The options granted to Mr. Barnes in May 1996 and the remaining 150,000 options granted to Mr. Katz are fully vested. The options to acquire 156,550 shares granted to Mr. Rubin and 50,000 shares granted to Mr. Barnes in October 1996 are fully vested.

     In June 1996, the Company agreed to loan Mr. Rubin up to $1,200,000, at an interest rate equal to one percent above the fluctuating Prime Rate offered by Citibank, N.A. All borrowings under the loan are repayable on demand and in no event later than July 31, 1998. Mr. Rubin's indebtedness is secured by his pledge of 150,000 shares of Common Stock and his assignment of all payments due to him under his Consulting Agreement and Non-Competition Agreement with Hutchinson, which currently aggregate $1,200,000.

     Mr. Rubin is currently a director of IDF and owns 874,659 shares of IDF common stock, representing approximately 13.0% of the currently outstanding IDF common stock after giving effect to the IDF Merger, and including Mr. Rubin's conversion of an $800,000 loan previously made to IDF into preferred stock convertible into an additional 400,000 shares of IDF common stock. Subsequent the IDF Merger, Mr. Rubin has served as Chairman of the Board of Directors of IDF and has also received a three year employment agreement from IDF at an annual salary of $75,000.

     The Company has agreed to provide up to $1,000,000 in financing to IDF, a minority-owned subsidiary. As of June 18, 1999, the Company had provided IDF with $992,000. These funds were used for working capital, the payment of certain delinquent taxes and other liabilities of Hayden Wegman, an IDF subsidiary, and costs related to the discontinuation of operations of TechStar. The Company has now taken a full reserve against the $992,000 in advances to IDF due to IDF's significant decrease in revenue and its inability to obtain further financing, which have made recovery uncertain.

     Lawrence Kaplan, a former director of the Company, is also a member of the Board of Directors of IDF and directly and through affiliates owns an aggregate of 497,859 shares of IDF common stock. In addition, GV Capital, Inc., an affiliate of Mr. Kaplan, has acted as placement agent in connection with the IDF private placement and received additional compensation for such services, in the form of commission of 7.5%, a 2.5% non-accountable expense allowance and 180,000 shares of IDF common stock for nominal consideration.

The Company's 1991 Stock Option Plan

     As of November 1, 1999 certain directors and executive officers of the Company hold outstanding non-qualified options granted under the Company's 1991 Stock Option Plan (the "1991 Plan") to acquire an aggregate of 289,550 shares of Common Stock.

     The Company granted to Mr. McLain options to purchase 38,000 shares of Common Stock at $3.125 per share and options to purchase 45,000 shares of Common Stock at $4.875 per share, under the 1991 Plan. All such options are fully exercisable.

     The Company granted to Mr. Rubin options to purchase 80,000 shares of Common Stock at $3.125 per share and options to purchase 126,550 shares at $5.125 per share. All such options are fully exercisable.

     Compensation Committee Report On Executive Compensation

     The Board of Directors believes that offering its senior executive officers employment agreements is the best way to attract and retain highly capable employees on a basis that will encourage them to perform at increasing levels of effectiveness and to use their best efforts to promote the growth and profitability of the Company and its subsidiaries. During Fiscal 1998, Messrs. Rubin and McLain were both under contract with the Company (Mr. McLain was no longer under contract as of and since July 23, 1998). The Board believes this enabled it to concentrate on negotiating particular employment contracts rather than establishing more general compensation policies for all management and other personnel. The Company believes that its compensation levels as to all of its employees were comparable to industry standards. Currently, Mr. Rubin is the Company's only senior executive officer employed under a contract approved by the full Board of Directors. See "Executive Compensation-Employment, Incentive Compensation and Termination Agreements." Upon the effective date of the Western IPO Mr. McLain's employment agreement was terminated. Mr. Shahid's employment agreement was terminated upon consummation of the Hutchinson Transaction. See "Employment Incentive Compensation and Termination Agreements."

     In setting levels of compensation under such employment contracts and in approving management's compensation of all other Company employees, the Board of Directors evaluates the Company's overall profitability, the contribution of particular individuals to the Company's performance and industry compensation standards. A significant percentage of the compensation paid to each of Messrs. Rubin and McLain under their respective employment agreements is tied to the Company's achievement of prescribed levels of pre-tax income of the Company as a whole or of the subsidiary for which each such executive is responsible. See "Employment, Incentive Compensation and Termination Agreements," above.

     Compliance with Section 16(a) of the Exchange Act.

     To the knowledge of the Company, no officers, directors, beneficial owner of more than 1 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any other person subject to Section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended July 31, 1999.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of November 1, 1999 with respect to the beneficial ownership of the Common Stock of the Company by each beneficial owner of more than five percent (5%) of the total number of outstanding shares of the Common Stock of the Company, each director and all executive officers and directors of the Company as a group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares. The table does not include options or SARs that have not yet vested or are not exercisable within 60 days of the date hereof.

Name and Address*                                              Number of Shares                Percentage of
of Beneficial Owner               Office(s)                    Beneficially Owned(1)           Common Stock (1)
-------------------               ---------                    ---------------------           ----------------
Robert M. Rubin                   Director, President, Chief    782,798 (2)(3)(7)(9)               6.3
                                  Executive Officer


C. Dean McLain                    Director, Executive           233,000 (4)(5)                     1.9
4601 N.E. 77th Avenue             Vice-President and
Suite 200                         President of Western
Vancouver, WA 98662               Power and Equipment Corp.
                                  ("Western")

Howard Katz                       Executive Vice President      350,000 (6)(8)                     2.9
                                  and
                                  Director

David M. Barnes                   Vice President of Finance     200,000 (6)(8)                     1.6
                                  and Director                 (6)(8)


Rubin Family Irrevocable
Stock Trust                                                    1,025,000(7)                        8.8
25 Highland Blvd.                                              ---------                         ------
Dix Hills, NY 11746

All Directors and Executive                                    1,565,798 (2)(3)(5)(6)(9)          11.8
                                                               =========                          ====
Officers as a Group (4 persons)


* Unless otherwise indicated, the address of each such beneficial owner is 11130 NE 33rd Place, Bellevue, WA 98004.

(1) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(2) Includes 222,798 shares of Common Stock owned by Mr. Rubin, and non-qualified options to purchase 80,000 shares granted to Mr. Rubin at an exercise price of $3.125 per share and 126,550 shares at an exercise price of $5.125 per share issued under the Company's 1991 Stock Option Plan which are fully exercisable.

3) Includes non-qualified options to acquire 323,450 shares granted to Mr. Rubin under the 1996 Stock Option Plan on April 25, 1996 at an exercise price of $3.78125 per share, the fair market value of the Common Stock on the date of option grant. Options to acquire 30,000 shares were also granted to Mr. Rubin on October 4, 1996 under the 1996 Stock Option Plan. The 1996 Stock Option Plan was amended in July 1996 to make options granted under the plan exercisable without stockholder approval. Mr. Rubin's continuing employment by the Company is governed by the terms of his employment agreement.

(4) Includes non-qualified options to acquire 150,000 shares granted to Mr. McLain under the 1996 Stock Option Plan. See Note (3). Mr. McLain's continuing employment by the Company is governed by the terms of his employment agreement.

(5) Includes (i) options to purchase 38,000 shares of the Company's Common Stock at $3.125 per share granted under the Company's 1991 Stock Option Plan, (ii) options to purchase 45,000 shares of the Company's Common Stock at $4.875 per share under the 1991 Stock Option Plan, and (iii) options to purchase 150,000 shares of the Company's Common Stock at $3.78125 per share granted under the 1996 Stock Option Plan, all of which are exercisable.

(6) Includes options granted to Mr. Katz under the 1996 Plan to purchase 100,000 shares at an exercise price of $5.125 per share, options to purchase 100,000 shares at an exercise price of $4.375 per share, and options to purchase 150,000 shares at an exercise price of $3.78125, all of which are exercisable.


(7) Robert M. Rubin, a grantor of the Rubin Family Irrevocable Stock Trust (the "Trust") disclaims beneficial ownership of the shares held by the Trust. See "Insider Participation," "Executive Compensation-Employment, Incentive Compensation and Termination Agreements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


(8) Includes options granted to Mr. Barnes to purchase 50,000 shares at an exercise price of $4.375 per share, options to purchase 100,000 shares at an exercise price of $5.25 per share and options to purchase 50,000 shares at $5.125 per share, all of which are exercisable.

(9) Excludes shares of Common Stock beneficially owned by the Trust, as to which Mr. Rubin disclaims beneficial ownership.

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



PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial  Statements  are included in Part II Item 8 beginning at page
          F-1.

     2. Financial Statement Schedule

          Schedule II Valuation and Qualifying Accounts



(b) Reports on Form 8-K.

                  None.


(c) Exhibits.


Exhibit
Number                  Description

3.1  Certificate of Incorporation of Registrant.(1)

3.2  By-laws of Registrant. (2)

4.1  Specimen Certificate of Common Stock. (3)

4.2  1991 Employee Stock Option Plan. (1)

10.1 Asset Purchase Agreement, dated July 10, 1998, by and among Executive TeleCard, Ltd., American United Global, Inc., Connectsoft Communications Corporation, Connectsoft Holding Corp., and C-Soft Acquisition Corp.*

10.2 Amendment No. 1 to Asset Purchase Agreement, dated July 30, 1998, by and among Executive TeleCard, Ltd., American United Global, Inc., Connectsoft Communications Corporation, Connectsoft Holding Corp., and C-Soft Acquisition Corp.*

10.3 Amendment No. 2 to Asset Purchase Agreement, dated August _, 1998, by and among Executive TeleCard, Ltd., American United Global, Inc., Connectsoft Communications Corporation, Connectsoft Holding Corp., and C-Soft Acquisition Corp.*

10.4 Amendment No. 3 to Asset Purchase Agreement, dated June 17, 1999, by and among Executive TeleCard, Ltd., American United Global, Inc., Connectsoft Communications Corporation, Connectsoft Holding Corp., and C-Soft Acquisition Corp.*

10.5 Assignment and Assumption Agreement, dated as of June 17, 1999, by and among Vogo Networks, LLC, Connectsoft Communications Corporation, and Connectsoft Holding Corp.*

10.6 Certificate of Designations, Rights and Preferences of Series G Cumulative Convertible Redeemable Preferred Stock of Executive TeleCard, Ltd.*

10.7 Form of Promissory Note payable to American United Global, Inc. in the aggregate principal amount of $500,000.*

10.8 Form of Promissory Note payable to Connectsoft Communications Corporation in the aggregate principal amount of $200,000.*

10.9 Registration Rights Agreement, dated as of June 17, 1999, by and between Executive TeleCard, Ltd. and American United Global, Inc.*

10.10Security  Agreement,  dated as of June 17,  1999,  by and between  American
     United Global, Inc. and Vogo Networks, LLC.*

21   Subsidiaries of the Company*.

27   Financial Data Schedule*


(1) Included with the filing of the Company's Registration Statement on Form S-1 on October 18, 1991, as amended by Amendment No. 1, dated December 18, 1991, Amendment No. 2, dated January 9, 1990, Amendment No. 3, dated January 24, 1992 and Amendment No. 4, dated January 28, 1992.

(2) Filed as an Exhibit to the Definitive Proxy Materials of Alrom Corp., a New York corporation (the Company's predecision), as filed on December 10, 1991.

(3) Filed as an Exhibit to the Company's Registration Statement on Form S-18 (Registration No. 3303330 81-NY) and incorporated herein by reference thereto.

*        Filed herewith

     SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: November 12, 1999


     AMERICAN UNITED GLOBAL, INC.



                 By:./s/ Robert M. Rubin
                 -----------------------
                  Robert M. Rubin, Chairman

     In accordance with the Securities and Exchange Commission, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature               Title                              Date


/s/ Robert M. Rubin     Chairman of the Board, Chief        November 12, 1999
--------------------    Executive Officer and Director
Robert M. Rubin




/s/ C. Dean McLain      Executive Vice President and        November 12, 1999
------------------      Director
C. Dean McLain



/s/ David M. Barnes     Vice President--Finance and Chief   November 12, 1999
--------------------    Financial and Chief Accounting
David M. Barnes         Officer



/s/ Howard Katz         Executive Vice President and        November 12, 1999
-------------------     Director
Howard Katz

                                  EXHIBIT LIST


3.1  Certificate of Incorporation of Registrant.(1)

3.2  By-laws of Registrant. (2)

4.1  Specimen Certificate of Common Stock. (3)

4.2  1991 Employee Stock Option Plan. (1)


10.1 Asset Purchase Agreement, dated July 10, 1998, by and among Executive TeleCard, Ltd., American United Global, Inc., Connectsoft Communications Corporation, Connectsoft Holding Corp., and C-Soft Acquisition Corp.*

10.2 Amendment No. 1 to Asset Purchase Agreement, dated July 30, 1998, by and among Executive TeleCard, Ltd., American United Global, Inc., Connectsoft Communications Corporation, Connectsoft Holding Corp., and C-Soft Acquisition Corp.*

10.3 Amendment No. 2 to Asset Purchase Agreement, dated August _, 1998, by and among Executive TeleCard, Ltd., American United Global, Inc., Connectsoft Communications Corporation, Connectsoft Holding Corp., and C-Soft Acquisition Corp.*

10.4 Amendment No. 3 to Asset Purchase Agreement, dated June 17, 1999, by and among Executive TeleCard, Ltd., American United Global, Inc., Connectsoft Communications Corporation, Connectsoft Holding Corp., and C-Soft Acquisition Corp.*

10.5 Assignment and Assumption Agreement, dated as of June 17, 1999, by and among Vogo Networks, LLC, Connectsoft Communications Corporation, and Connectsoft Holding Corp.*

10.6 Certificate of Designations, Rights and Preferences of Series G Cumulative Convertible Redeemable Preferred Stock of Executive TeleCard, Ltd.*

10.7 Form of Promissory Note payable to American United Global, Inc. in the aggregate principal amount of $500,000.*

10.8 Form of Promissory Note payable to Connectsoft Communications Corporation in the aggregate principal amount of $200,000.*

10.9 Registration Rights Agreement, dated as of June 17, 1999, by and between Executive TeleCard, Ltd. and American United Global, Inc.*

10.10Security  Agreement,  dated as of June 17,  1999,  by and between  American
     United Global, Inc. and Vogo Networks, LLC.*


21   Subsidiaries of the Company*.

27   Financial Data Schedule*

(1) Included with the filing of the Company's Registration Statement on Form S-1 on October 18, 1991, as amended by Amendment No. 1, dated December 18, 1991, Amendment No. 2, dated January 9, 1990, Amendment No. 3, dated January 24, 1992 and Amendment No. 4, dated January 28, 1992.

(2) Filed as an Exhibit to the Definitive Proxy Materials of Alrom Corp., a New York corporation, as filed on December 10, 1991.

(3) Filed as an Exhibit to the Company's Registration Statement on Form S-18 (Registration No. 3303330 81-NY) and incorporated herein by reference thereto.

*          Filed herewith