Form 10-Q
period 1999-10-31
AMERICAN UNITED GLOBAL INC
filed 1999-12-20
CIK 859792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For Quarter Ended October 31, 1999
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


                              YES X                              NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                Title of Class           Number of Shares
                 Common Stock               Outstanding
          (par value $.01 per share)        11,921,529

                         AMERICAN UNITED GLOBAL, INC.


                                      INDEX

                                                                     Page
                                                                    Number

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements
     Consolidated Balance Sheets
       October 31, 1999 (unaudited) and July 31, 1999..............       1
     Consolidated Statements of Operations
       Three Months Ended October 31, 1999
       and October 31, 1998 (unaudited)............................       2
    Consolidated Statement of Shareholders'
     Equity (unaudited)...........................................        3
     Consolidated Statements of Cash Flows
       Three Months Ended October 31, 1999
       and October 31, 1998  (unaudited)............................      4
     Notes to the Consolidated Financial
    Statements (unaudited).........................................     5-7
   Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations.................     8-10
   Item 3. Quantitative and Qualitative Disclosure about
     Market Risk...................................................     N/A

PART II. OTHER INFORMATION
   Item 1. Legal Proceedings ......................................     11
   Item 2. Changes in Securities...................................     N/A
   Item 3. Defaults Upon Senior Securities.........................     11
   Item 4. Submission of Matters to a Vote of Security
     Holders.......................................................     N/A
   Item 5. Other Information ......................................     11
   Item 6. Exhibits and Reports on Form 8-K........................     11

ITEM 1

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                        OCTOBER 31,      JULY 31,
                                                                                           1999            1999
                                                                                           ----            ----
                                                                                        (unaudited)
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................................  $          1,988,000  $     2,914,000
   Investment in marketable and debt securities, at cost...................             1,501,000          371,000
   Trade accounts receivable, less allowance for doubtful accounts
    of $812,000 and $724,000, respectively.................................            17,276,000       15,500,000
   Inventories.............................................................            59,745,000       67,068,000
   Prepaid expenses and other receivables..................................               797,000          885,000
   Deferred tax asset......................................................             1,410,000        1,410,000
   Receivable from Chairman................................................               450,000        1,700,000
   Notes receivable .......................................................             1,140,000        1,140,000
                                                                                        ---------        ---------

       TOTAL CURRENT ASSETS................................................            84,307,000       90,988,000

   Property and equipment, net ............................................             9,653,000        9,818,000
   Rental equipment, net ..................................................            31,503,000       31,366,000
   Leased equipment, net ..................................................             5,137,000        5,264,000
   Intangibles and other assets, net of accumulated amortization
     of $601,000 and $1,460,000, respectively .............................             2,920,000        2,952,000
   Investment in preferred stock...........................................             2,000,000        2,000,000
   Notes receivable........................................................               521,000          521,000
                                                                                          -------          -------

       TOTAL ASSETS........................................................  $        136,041,000  $   142,909,000
                                                                                      ===========      ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Borrowings under floor financing lines..................................  $         12,976,000  $    17,128,000
   Short-term borrowings...................................................            72,109,000       72,383,000
   Current portion of capital lease obligations ...........................                13,000           17,000
   Accounts payable........................................................            10,817,000       13,038,000
   Accrued liabilities.....................................................             4,220,000        4,046,000
   Income taxes payable....................................................               680,000          627,000
   Due to shareholders.....................................................             2,500,000        2,500,000
                                                                                        ---------        ---------

       TOTAL CURRENT LIABILITIES...........................................           103,316,000      109,739,000

Long-term borrowings ......................................................                43,000           48,000
Capital lease obligations, net of current portion..........................             4,747,000        4,755,000
Deferred taxes.............................................................               837,000          837,000
Deferred gain..............................................................               139,000          140,000
Deferred lease income......................................................             6,034,000        6,181,000
                                                                                        ---------        ---------

       TOTAL LIABILITIES...................................................           115,116,000      121,700,000

Minority interest..........................................................             8,461,000        8,412,000

Commitments and contingencies

Shareholders' equity:
   Preferred stock, 12.5% cumulative, $1.00 per share liquidation value,
    $.01 par value; 1,200,000 shares authorized;
     none issued and outstanding...........................................                  -              -
   Series B-1 convertible preferred stock, convertible to common,
     $3.50 per share liquidation value, $.01 par value; 1,000,000 shares
      authorized;  425,620 shares issued and outstanding...................                 4,000            4,000
   Common stock, $.01 par value; 40,000,000 shares
     authorized; 11,921,529 shares issued and outstanding..................               119,000          119,000
   Additional contributed capital..........................................            49,954,000       49,954,000
   Accumulated deficit.....................................................           (37,613,000)     (37,280,000)
                                                                                      -----------      -----------
       TOTAL SHAREHOLDERS' EQUITY..........................................            12,464,000       12,797,000
                                                                                      ----------       ----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................  $        136,041,000  $   142,909,000
                                                                                      ===========      ===========

                                     See accompanying notes to consolidated financial statements.



                                      AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               THREE MONTHS ENDED
                                                                  OCTOBER 31,

                                                          1999            1998
                                                          ----            ----

Net revenues ......................................   $ 42,063,000    $ 40,365,000
Cost of revenues ..................................     37,144,000      37,890,000
                                                      ------------    ------------

Gross profit ......................................      4,919,000       2,475,000

Selling, general and administrative expenses ......      3,432,000       3,373,000
                                                         ---------       ---------

Operating (loss) income ...........................      1,487,000        (898,000)

Interest expense, net .............................      1,533,000       1,740,000
                                                         ---------       ---------

Loss from continuing operations before
     income taxes, equity in loss of unconsolidated
     subsidiary and minority interest .............        (46,000)     (2,638,000)

Provision (benefit) for income taxes ..............         62,000        (880,000)
Equity in loss of unconsolidated subsidiary .......        176,000         140,000
Minority interest in (earnings) loss of
   consolidated subsidiary ........................        (49,000)        512,000
                                                           -------         -------

Loss from continuing operations ...................       (333,000)     (1,386,000)

Loss from discontinued operations .................            -          (731,000)
                                                          --------        --------

Net loss ..........................................   $   (333,000)   $ (2,117,000)
                                                      =============   =============


Basic and diluted loss per share:

Loss from continuing operations                            $ (0.03)       $  (0.12)
Loss from discontinued operations                             --             (0.06)
                                                     -------------    -------------

Basic and diluted loss per share                           $ (0.03)       $  (0.18)
                                                     =============    =============

Weighted average number of shares                       11,921,529       11,617,718
                                                     =============    =============


                               See accompanying notes to consolidated financial statements.




                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF EQUITY
                                   (unaudited)





                                   PREFERRED STOCK        COMMON STOCK
                                                                               ADDITIONAL                     TOTAL
                                NUMBER OF           NUMBER OF                  CONTRIBUTED    RETAINED    SHAREHOLDERS'
                                 SHARES    AMOUNT    SHARES      AMOUNT          CAPITAL     (DEFICIT)        EQUITY
                                 ------    ------    ------      ------          -------     ---------        ------


Balance at July 31, 1999....... 426,000  $  4,000   11,921,000  $   119,000  $  49,954,000  $(37,280,000) $ 12,797,000
Net loss ......................                                                                 (333,000)     (333,000)
                               --------  --------   ----------    ---------  -------------  ------------- ------------

Balance at October 31, 1999.... 426,000  $  4,000   11,921,000  $   119,000  $  49,954,000  $(37,613,000) $ 12,464,000
                                =======  ========   ==========  ===========  =============  ============  ============



        See accompanying notes to consolidated financial statements.



                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                             THREE MONTHS ENDED
                                                                OCTOBER 31,
                                                               -----------
                                                             1999         1998
                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations............... $   (333,000) $ (1,386,000)
   Net loss from discontinued operations.............         -         (731,000)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
     Depreciation and amortization...................    3,531,000     1,441,000
     Income (loss) applicable to minority interest...       49,000      (512,000)
     Undistributed loss of affiliate.................      176,000       140,000
     Changes in assets and liabilities, net of
       effects of acquisition and dispositions:
       Accounts receivable...........................   (1,776,000)    5,367,000
       Inventories...................................    5,407,000     4,929,000
       Inventory floor plan financing................   (4,152,000)      815,000
       Borrowings under term loans...................     (274,000)   (6,500,000)
       Prepaid expenses and other receivables........       88,000       (62,000)
       Notes receivable..............................        -            65,000
       Leased equipment, net.........................      127,000         -
       Accounts payable..............................   (2,394,000)   (5,679,000)
       Other accrued liabilities.....................      173,000       763,000
       Income taxes payable..........................       53,000    (1,050,000)
       Deferred revenue..............................     (147,000)    2,918,000
       Net liabilities of discontinued operations....        -        (1,480,000)
                                                         ----------   ----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES.....      528,000      (962,000)
                                                           -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment................      (58,000)   (1,522,000)
   Purchase of rental equipment, net.................   (1,498,000)        -
   Sale of marketable securities.....................      120,000     1,981,000
                                                           -------     ---------

NET CASH (USED)PROVIDED BY INVESTING ACTIVITIES......   (1,436,000)      459,000
                                                        ----------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on capital lease...............      (14,000)     (143,000)
   Payment of long term borrowings...................       (4,000)      (87,000)
                                                            ------       -------

NET CASH USED BY FINANCING ACTIVITIES................      (18,000)     (230,000)
                                                           -------      --------

Net decrease in cash and cash equivalents............     (926,000)     (733,000)
Cash and cash equivalents, beginning.................    2,914,000     3,362,000
                                                         ---------     ---------

Cash and cash equivalents, ending.................... $  1,988,000  $  2,629,000
                                                      ============  ============


        See accompanying notes to consolidated financial statements.




                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial information included in this report has been prepared in conformity with the accounting principles reflected in the consolidated financial statements for the preceding year included in the annual report on Form 10-K for the year ended July 31, 1999 filed with the Securities and Exchange Commission. All adjustments are of a normal recurring nature that are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's financial statements included in the annual report on Form 10-K for the year ended July 31, 1999 filed with the Securities and Exchange Commission.

     The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share of the equity of Western Power and Equipment Corp. ("Western") of 39.5% at October 31, 1999 and July 31, 1999.


NOTE 2 - INVENTORIES

         Inventories consist of the following:
                                               OCTOBER 31,            JULY 31,
                                                  1999                  1999
                                                  ----                  ----

         Parts..........................  $    10,127,000  $         10,101,000
         Equipment, new and used........       49,618,000            56,967,000
                                               ----------            ----------

                                          $    59,745,000  $         67,068,000
                                              ===========           ===========

NOTE 3 - FIXED ASSETS

Fixed Assets consist of the following:
                                                        October 31,    July 31,
                                                           1999          1999
                                                           ----          ----
         Operating property, plant and equipment:

           Land                                          $420,000    $  420,000
           Buildings                                    5,128,000     5,126,000
           Machinery and equipment                      3,951,000     3,869,000
           Office furniture and fixtures                2,294,000     2,291,000
           Computer hardware and software               1,371,000     1,299,000
           Vehicles                                     1,805,000     1,841,000
           Leasehold improvements                         411,000       360,000
                                                       ----------    ----------
                                                       15,380,000    15,206,000
           Less: accumulated depreciation              (5,727,000)   (5,388,000)
                                                       ----------    ----------
         Property, plant, and equipment (net)          $9,653,000    $9,818,000
                                                        =========    ==========


         Rental equipment fleet                       $37,381,000   $36,395,000
           Less: accumulated depreciation              (5,878,000)   (5,029,000)
                                                       ----------    ----------
         Rental equipment (net)                       $31,503,000   $31,366,000
                                                       ==========    ==========

         Leased equipment fleet (net)                  $5,137,000    $5,264,000
                                                        =========     =========

NOTE 4 - INTANGIBLE ASSETS

         Intangible and other assets consist of the following:


                                 October 31,       July 31,
                                    1999            1999
                                    ----            ----

Goodwill......................$  2,920,000     $   2,952,000



         Goodwill is amortized over lives ranging from 20 to 40 years.


NOTE 5 - CONTINGENCIES

Legal Proceedings

     Except as set forth below, there are no pending material legal proceedings in which the Company or any of its subsidiaries is a party, or to which any of their respective properties are subject, which either individually or in the aggregate, may have a material adverse effect on the results of operations or financial position of the Company.


     In May 1998, a lawsuit was filed on behalf of the Company in a purported shareholder derivative action against certain directors of the Company. The lawsuit alleged that the defendant directors breached their fiduciary responsibilities of due care and loyalty to the Company and its stockholders in connection with a letter of credit guarantee by the Company for ERD Waste Corp. and the delisting of the Company's common stock and publicly traded warrants from the Nasdaq Stock Market.

     In June, 1998 a shareholder class action was filed against the same certain directors of the Company alleging that the defendant directors breached their fiduciary responsibilities of due care and loyalty to the Company and its stockholders in connection with a letter of credit guarantee by the Company for ERD Waste Corp. and the delisting of the Company's common stock and publicly traded warrants from the Nasdaq Stock Market.

     On June 1, 1999 an agreement was entered into by all parties whereby the class action was settled for $2,500,000 which is payable, net of costs, to approved claimant shareholders. The settlement consists of $600,000 in cash from insurance proceeds from the Company's directors' and officers' liability insurance policy and $1,900,000 in shares of Western Power common stock owned by the Company, which, pursuant to the calculation required by the settlement agreement, amounted to 777,414 shares. When the Western shares are distributed to the stockholders, the Company will no longer own greater than 50% of Western, and will account for Western using the equity method. In addition, on June 1, 1999 the derivative action was also settled for $2,800,000 which amount is payable by Robert M. Rubin to the Company. This settlement consists of $1,100,000 from Mr. Rubin's assignment of his rights to certain consulting payments from Hutchinson Corporation and the transfer by Mr. Rubin to the Company of $1,700,000 of cash, securities and notes in a brokerage account. Both settlement agreements were approved by the court on August 23, 1999 and the settlements were reflected in the financial statements as of July 31, 1999. All amounts due from Mr. Rubin to the Company pursuant to the derivative action settlement were received by November 12, 1999, except for the Hutchinson payments, the receipt of which is conditioned upon shareholder approval of the Hutchinson Transaction and approximately $450,000 of securities and notes which were contributed to the Company by Mr. Rubin but which were not approved by plaintiffs' counsel. Mr. Rubin is obligated to replace these securities and notes with $450,000 of common stock of a publicly traded company that is satisfactory to plaintiffs' counsel not later than January 15, 2000.

Contingent Liabilities

     The Company remains contingently liable for certain equipment lease obligations assumed by eGlobe, Inc. as part of the Connectsoft Communications Corp. asset sale. Such contingency amounts to approximately $2,750,000 and is currently being paid by eGlobe pursuant to the asset sale agreement.




NOTE 6 - SUBSIDIARY PREFERRED STOCK

     Western has been authorized to issue 10,000,000 shares of "blank check" preferred stock, with respect to which all the conditions and privileges thereof can be determined solely by action of such subsidiary's Board of Directors without further action of its stockholders. As of November 30, 1999, none were issued and outstanding.


NOTE 7 - SUBSEQUENT EVENTS

     Effective November 5, 1999, the Company sold all of its rights, title and interest in and to a certain patent to GraphOn Corporation (OTC Bulletin Board:GOJO). The patent is entitled "Method and System for Dynamic Translation Between Different Graphical User Interface Systems" and had been acquired as part of the "Old Connectsoft" acquisition in fiscal 1996. The sales price consisted of 58,000 shares of restricted common stock of the purchaser which has been valued at 60% of the last trading price on the day of closing for a total of $240,000. The sale will be recorded in the quarter ending January 31, 2000.

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

     The Company is also involved in the construction business through IDF International, Inc. ("IDF"), a 40% minority owned subsidiary.




                              RESULTS OF OPERATIONS

The Three Months Ended October 31, 1999 Compared to the Three Months Ended October 31, 1998

     Western's revenues for the three-month period ended October 31, 1999 increased 4% to $42.1 million compared with $40.4 million for the three-month period ended October 31, 1998. Revenues were up from the prior year's first quarter in every department other than service. Equipment sales have rebounded somewhat in Oregon which had been down in prior quarters due to competitive pressures, a slower northwest economy, and some especially inclement weather. Equipment sales were also up strongly in Alaska, due in large part to higher sales to governmental entities.

     Western's gross profit margin of 11.7% for the three-month period ended October 31, 1999 was up from the prior year comparative period margin of 8.7%. The increase in gross profit margins was partly the result of increased percentage of overall business coming from the relatively higher margin rental business.



     Selling, general and administrative expenses totaled $3,432,000 or 8.2% of sales for the three months ended October 31, 1999 compared to $3,373,000 or 8.4% of sales for the three months ended October 31, 1998. The increase in selling, general and administrative expenses of $59,000 is primarily attributable to slight increases in expenditures by Western due to costs associated with the consolidation of stores that began in the last quarter of fiscal 1999 and the ongoing expenses still being incurred for those vacated locations offset by reductions in the overhead associated with the Company's corporate headquarters.


     Net interest expense for the three months ended October 31, 1999 of $1,533,000 was down from the $1,740,000 in the prior year comparative period. This decrease is primarily the result of lower average borrowings by Western under the Deutsche Financial Services facility.

     The Company has recorded a full valuation allowance against the deferred tax benefit for net operating losses generated, since in management's opinion the net operating losses do not meet the more likely than not criteria for future realization. The tax expense recognized for the current quarter is based upon income generated by the Company's Western subsidiary.

     The Company had a net loss for the quarter ended October 31, 1999 of $333,000 or $0.03 per (basic and diluted) share compared with a net loss of $2,117,000 or $0.18 per (basic and diluted) for the prior year's first quarter. The first quarter of fiscal 1999 included a non-recurring pre-tax charge of $1,061,000 for used equipment inventory reserves at Western and a loss from discontinued operations of the Company of $731,000.

Liquidity and Capital Resources

     The Company's primary needs for liquidity and capital resources are related to Western's inventory for sale and its rental and lease fleet inventories. Western's primary source of internal liquidity has been its cash flow positive operations. As more fully described below, Western's primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to Western by the manufacturers of the products Western sells, and Deutsche Financial Services ("DFS") and, with respect to acquisitions, secured loans from Case Corporation (now CNH Global).

     Under inventory floor planning arrangements the manufacturers of products sold by Western provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At October 31,
1999, Western was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $12,976,000.

     Western recently amended its $75 million inventory flooring and operating line of credit through Deutsche Financial Services ("DFS"). The amended DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.75% under prime to prime depending on the amount of total borrowing under the facility. Borrowings are secured by Western's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. Western expects to use this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. As of October 31, 1999, approximately $70,589,000 was outstanding under the DFS credit facility. Western is in technical default of the leverage covenant in the Deutsche Financial Services Loan Agreement. Western requested but did not obtain a waiver for the period through October 31, 1999. Although DFS has not called the debt due to such default, there is no guarantee that Deutsche Financial Services will not call this debt at any time after October 31, 1999.



     During the quarter ended October 31, 1999, cash, cash equivalents and marketable and debt securities increased by $204,000, primarily due to the contribution of $1,250,000 of marketable securities by Mr. Rubin pursuant to the derivative action settlement agreement offset by purchases of rental equipment at Western.

     The Company's cash, cash equivalents and marketable and debt securities of $3,489,000 and available credit facilities as of October 31, 1999 are considered sufficient to support current levels of operations for the next twelve months.


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

     Western has completed its upgrades of its enterprise application to include Y2K fixes uncovered during the Western's internal testing of the vendor's software. The Company presently believes that with this upgrade to the existing software, the Year 2000 issue can be mitigated. However, if the upgrade does not work as anticipated, the Year 2000 issue could have a material impact on the operations of Western and the Company.

     Western has contacted all of its significant suppliers to determine the extent to which Western is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Western has received a favorable response from about half of the suppliers contacted to date. There can be no guarantees that the systems of third parties on which Western's systems rely or which influence the business of Western's customers will be timely remediated, that any attempted remediation will be successful, or that such conversions would be compatible with Western's systems. Western has not yet determined the projected costs of Western's Year 2000 project and cannot yet determine whether the Western has any exposure to contingencies related to the Year 2000 issue for the products it has previously sold.

     Western will utilize both internal and external resources to reprogram, or replace, and test Western's software for Year 2000 modifications. Western plans to complete its Year 2000 project on or before December 31, 1999. Funding for the costs of the program are anticipated to come from Western's operating cash flows.

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


     All of the products and services provided by Western are either capital equipment or included in capital equipment, which are used in the construction, agricultural, and industrial sectors. Accordingly, Western's sales are affected by inflation or increased interest rates which tend to hold down new construction, and consequently adversely affect demand for the construction and industrial equipment sold and rented by Western. In addition, although agricultural equipment sales are less than 2% of Western's total revenues, factors adversely affecting the farming and commodity markets also can adversely affect Western's agricultural equipment related business.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

     In May 1998, a lawsuit was filed on behalf of the Company in a purported shareholder derivative action against certain directors of the Company. The lawsuit alleges that the defendant directors breached their fiduciary responsibilities of due care and loyalty to the Company and its stockholders in connection with a letter of credit guarantee by the Company for ERD Waste Corp. and the delisting of the Company's common stock and publicly traded warrants from the Nasdaq Stock Market. The complaint did not specify the amount of damages sought.

     In June, 1998 a shareholder class action was filed against the same certain directors of the Company alleging that the defendant directors breached their fiduciary responsibilities of due care and loyalty to the Company and its stockholders in connection with a letter of credit guarantee by the Company for ERD Waste Corp. and the delisting of the Company's common stock and publicly traded warrants from the Nasdaq Stock Market.

     On June 1, 1999 an agreement was entered into by all parties whereby the class action was settled for $2,500,000 which is payable, net of costs, to approved claimant shareholders. The settlement consists of $600,000 in cash from insurance proceeds from the Company's directors' and officers' liability insurance policy and $1,900,000 in shares of Western Power common stock owned by the Company, which, pursuant to the calculation required by the settlement agreement, amounted to 777,414 shares. When the Western shares are distributed to the stockholders, the Company will no longer own greater than 50% of Western, and will account for Western using the equity method. In addition, on June 1, 1999 the derivative action was also settled for $2,800,000 which amount is payable by Robert M. Rubin to the Company. This settlement consists of $1,100,000 from Mr. Rubin's assignment of his rights to certain consulting payments from Hutchinson Corporation and the transfer by Mr. Rubin to the Company of $1,700,000 of cash, securities and notes in a brokerage account. Both settlement agreements were approved by the court on August 23, 1999 and the settlements were reflected in the financial statements as of July 31, 1999. All amounts due from Mr. Rubin to the Company pursuant to the derivative action settlement were received by November 12, 1999, except for the Hutchinson payments, the receipt of which is conditioned upon shareholder approval of the Hutchinson Transaction and approximately $450,000 of securities and notes which were contributed to the Company by Mr. Rubin but which were not approved by plaintiffs' counsel. Mr. Rubin is obligated to replace these securities and notes with $450,000 of common stock of a publicly traded company that is satisfactory to plaintiffs' counsel not later than January 15, 2000.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     At October 31, 1999, Western was in technical default of the minimum tangible net worth covenant in the DFS Loan Agreement. As of October 31, 1999, the outstanding balance owed to DFS was approximately $70,589,000. Western requested but did not obtain a waiver of the default for the period through October 31, 1999. Although DFS has not called the debt due to such default, there is no guarantee that DFS will not call this debt at any time after October 31, 1999. See Item 1, "Liquidity and Capital Resources."


ITEM 5.  OTHER INFORMATION

     The Company has set February 22, 2000 as the date for the 1999 stockholders' meeting. A preliminary proxy will be filed with the Securities and Exchange Commission on or about December 22, 1999 and a mailing to stockholders is anticipated on or about January 4, 2000.


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


December 20, 1999




                  By:     /s/ Robert M. Rubin
                          --------------------
                          Robert M. Rubin
                          Chief Executive Officer




                  By:     /s/ David M. Barnes
                          --------------------
                          David M. Barnes
                          Chief Financial Officer