Form 10-Q
period 2000-01-31
AMERICAN UNITED GLOBAL INC
filed 2000-03-21
CIK 859792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For The Six Months Ended January 31, 2000
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

                         AMERICAN UNITED GLOBAL, INC.


                                      INDEX

                                                                     Page
                                                                    Number

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements
     Consolidated Balance Sheets
       January 31, 2000 (unaudited) and July 31, 1999..............       1
     Consolidated Statements of Operations
       Three Months Ended January 31, 2000
       and January 31, 1999 (unaudited)............................       2
     Consolidated Statements of Operations
       Six Months Ended January 31, 2000
       and January 31, 1999 (unaudited)............................       3
    Consolidated Statement of Shareholders'
     Equity (unaudited)...........................................        4
     Consolidated Statements of Cash Flows
       Six Months Ended January 31, 2000
       and January 31, 1999  (unaudited)............................      5
     Notes to the Consolidated Financial
    Statements (unaudited).........................................     6-9
   Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations.................     10-11
   Item 3. Quantitative and Qualitative Disclosure about
     Market Risk...................................................     N/A

PART II. OTHER INFORMATION
   Item 1. Legal Proceedings ......................................     12
   Item 2. Changes in Securities...................................     N/A
   Item 3. Defaults Upon Senior Securities.........................     13
   Item 4. Submission of Matters to a Vote of Security
     Holders.......................................................     N/A
   Item 5. Other Information ......................................     13
   Item 6. Exhibits and Reports on Form 8-K........................     13

ITEM 1
                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                        JANUARY 31,      JULY 31,
                                                                                           2000            1999
                                                                                           ----            ----
                                                                                        (unaudited)
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................................  $          1,113,000  $     2,914,000
   Investment in marketable securities at market value.....................            21,996,000          371,000
   Trade accounts receivable, less allowance for doubtful accounts
    of $883,000 and $724,000, respectively.................................            12,180,000       15,500,000
   Inventories.............................................................            59,513,000       67,068,000
   Prepaid expenses and other receivables..................................               436,000          885,000
   Deferred tax asset......................................................             1,410,000        1,410,000
   Receivable from Chairman................................................               299,000        1,700,000
   Notes receivable .......................................................             1,661,000        1,140,000
                                                                                        ---------        ---------
       TOTAL CURRENT ASSETS................................................            98,608,000       90,988,000

   Property and equipment, net ............................................             9,487,000        9,818,000
   Rental equipment, net ..................................................            30,526,000       31,366,000
   Leased equipment, net ..................................................             5,082,000        5,264,000
   Intangible assets, net of accumulated amortization
     of $619,000 and $1,460,000, respectively .............................             2,902,000        2,952,000
   Investment in preferred stock...........................................                 -            2,000,000
   Notes receivable........................................................                 -              521,000
                                                                                          -------          -------
       TOTAL ASSETS........................................................  $        146,605,000  $   142,909,000
                                                                                      ===========      ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Borrowings under floor financing lines..................................  $          8,848,000  $    17,128,000
   Short-term borrowings...................................................            75,341,000       72,383,000
   Current portion of capital lease obligations ...........................                 9,000           17,000
   Accounts payable........................................................             6,303,000       13,038,000
   Accrued liabilities.....................................................             2,916,000        4,046,000
   Income taxes payable....................................................               343,000          627,000
   Deferred taxes..........................................................             2,227,000             -
   Due to shareholders.....................................................             1,900,000        2,500,000
                                                                                        ---------        ---------
       TOTAL CURRENT LIABILITIES...........................................            97,887,000      109,739,000

Long-term borrowings ......................................................                38,000           48,000
Capital lease obligations, net of current portion..........................             4,776,000        4,755,000
Deferred taxes.............................................................               838,000          837,000
Deferred gain..............................................................                  -             140,000
Deferred lease income......................................................             6,108,000        6,181,000
                                                                                        ---------        ---------
       TOTAL LIABILITIES...................................................           109,647,000      121,700,000

Minority interest..........................................................             8,349,000        8,412,000

Commitments and contingencies

Shareholders' equity:
   Preferred stock, 12.5% cumulative, $1.00 per share liquidation value,
    $.01 par value; 1,200,000 shares authorized;
     none issued and outstanding...........................................                  -              -
   Series B-1 convertible preferred stock, convertible to common,
     $3.50 per share liquidation value, $.01 par value; 1,000,000 shares
      authorized;  425,620 shares issued and outstanding...................                 4,000            4,000
   Common stock, $.01 par value; 40,000,000 shares
     authorized; 11,921,529 shares issued and outstanding..................               119,000          119,000
   Additional contributed capital..........................................            49,954,000       49,954,000
   Accumulated deficit.....................................................           (37,894,000)     (37,280,000)
   Accumulated unrealized gains, net ......................................            16,426,000            -
                                                                                      -----------      -----------
       TOTAL SHAREHOLDERS' EQUITY..........................................            28,609,000       12,797,000
                                                                                      ----------       ----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................  $        146,605,000  $   142,909,000
                                                                                      ===========      ===========

                                     See accompanying notes to consolidated financial statements.



                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               THREE MONTHS ENDED
                                                                  JANUARY 31,

                                                          2000            1999
                                                          ----            ----

Net revenues ......................................   $ 33,989,000    $ 41,279,000
Cost of revenues ..................................     30,123,000      36,787,000
                                                      ------------    ------------

Gross profit ......................................      3,866,000       4,492,000

Selling, general and administrative expenses ......      3,208,000       3,198,000
                                                         ---------       ---------

Operating income ..................................        658,000       1,294,000

Interest expense, net .............................      1,296,000       1,007,000
                                                         ---------       ---------

Loss (income)from continuing operations before
     income taxes, equity in loss of unconsolidated
     subsidiary and minority interest .............       (638,000)        287,000

(Benefit) provision for income taxes ..............       (125,000)        306,000
Equity in loss of unconsolidated subsidiary .......        120,000         215,000
Gain on sale of patent ............................       (240,000)           -
Minority interest in loss (earnings) of
   consolidated subsidiary ........................        112,000        (134,000)
                                                           -------         -------

Loss from continuing operations ...................       (281,000)       (368,000)

Loss from discontinued operations .................            -        (1,925,000)
                                                          --------        --------

Net loss ..........................................   $   (281,000)   $ (2,293,000)
                                                      =============   =============


Basic and diluted loss per share:

Loss from continuing operations                            $ (0.02)       $  (0.03)
Loss from discontinued operations                             --             (0.17)
                                                     -------------    -------------

Basic and diluted loss per share                           $ (0.02)       $  (0.20)
                                                     =============    =============

Weighted average number of shares                       11,921,529       11,728,000
                                                     =============    =============


                               See accompanying notes to consolidated financial statements.


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                SIX MONTHS ENDED
                                                                  JANUARY 31,

                                                          2000            1999
                                                          ----            ----

Net revenues ......................................   $ 76,052,000    $ 81,644,000
Cost of revenues ..................................     67,267,000      74,677,000
                                                      ------------    ------------

Gross profit ......................................      8,785,000       6,967,000

Selling, general and administrative expenses ......      6,639,000       6,571,000
                                                         ---------       ---------

Operating income ..................................      2,146,000         396,000

Interest expense, net .............................      2,830,000       2,747,000
                                                         ---------       ---------

Loss from continuing operations before
     income taxes, equity in loss of unconsolidated
     subsidiary and minority interest .............       (684,000)     (2,351,000)

Benefit for income taxes ..........................        (63,000)       (574,000)
Equity in loss of unconsolidated subsidiary .......        296,000         355,000
Gain on sale of patent ............................       (240,000)           -
Minority interest in loss of
   consolidated subsidiary ........................         63,000         378,000
                                                           -------         -------

Loss from continuing operations ...................       (614,000)     (1,754,000)

Loss from discontinued operations .................            -        (2,656,000)
                                                          --------      ----------

Net loss ..........................................   $   (614,000)   $ (4,410,000)
                                                      =============   =============


Basic and diluted loss per share:

Loss from continuing operations                            $ (0.05)       $  (0.15)
Loss from discontinued operations                             --             (0.23)
                                                     -------------    -------------

Basic and diluted loss per share                           $ (0.05)       $  (0.38)
                                                     =============    =============

Weighted average number of shares                       11,921,529       11,673,000
                                                     =============    =============


                               See accompanying notes to consolidated financial statements.




                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF EQUITY
                                   (unaudited)





                                   PREFERRED STOCK        COMMON STOCK                                  ACCUMULATED
                                                                               ADDITIONAL                UNREALIZED        TOTAL
                                NUMBER OF           NUMBER OF                  CONTRIBUTED    RETAINED      GAINS,    SHAREHOLDERS'
                                 SHARES    AMOUNT    SHARES      AMOUNT          CAPITAL     (DEFICIT)       NET          EQUITY
                                 ------    ------    ------      ------          -------     --------- ------------- --------------


Balance at July 31, 1999....... 426,000  $  4,000   11,921,000  $   119,000  $  49,954,000  $(37,280,000) $       -    $ 12,797,000
Net loss ......................                                                                 (614,000)                  (614,000)
Other comprehensive income ....                                                                             16,426,000   16,426,000
                               --------  --------   ----------    ---------  -------------  ------------- ------------  ------------

Balance at October 31, 1999.... 426,000  $  4,000   11,921,000  $   119,000  $  49,954,000  $(37,894,000) $ 16,426,000 $ 28,609,000
                                =======  ========   ==========  ===========  =============  ============  ============  ===========



        See accompanying notes to consolidated financial statements.



                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                             THREE MONTHS ENDED
                                                                OCTOBER 31,
                                                               -----------
                                                             1999         1998
                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations............... $   (614,000) $ (1,754,000)
   Net loss from discontinued operations.............         -       (2,656,000)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
     Depreciation and amortization...................    5,243,000     2,524,000
     Loss applicable to minority interest............      (63,000)     (378,000)
     Undistributed loss of affiliate.................      296,000       355,000
     Gain on sale of patent .........................     (240,000)         -
     Changes in assets and liabilities, net of
       effects of acquisition and dispositions:
       Accounts receivable...........................    3,320,000     7,753,000
       Inventories...................................    4,494,000     9,776,000
       Inventory floor plan financing................   (8,280,000)      542,000
       Borrowings under term loans...................    2,958,000   (11,863,000)
       Prepaid expenses and other receivables........     (151,000)        7,000
       Leased equipment, net.........................      182,000    (2,625,000)
       Accounts payable..............................   (6,734,000)   (4,100,000)
       Other accrued liabilities.....................   (1,011,000)    1,022,000
       Income taxes payable..........................     (276,000)     (745,000)
       Deferred revenue..............................     (213,000)    2,846,000
       Net liabilities of discontinued operations....        -        (1,480,000)
                                                         ----------   ----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES.....   (1,089,000)     (776,000)
                                                           -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment................     (384,000)   (1,484,000)
   Purchase of rental equipment, net.................     (576,000)     (354,000)
   Sale of marketable securities.....................      245,000     2,382,000
                                                           -------     ---------

NET CASH (USED)PROVIDED BY INVESTING ACTIVITIES......     (715,000)      544,000
                                                        ----------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on capital lease...............       13,000       (33,000)
   Payment of long term borrowings...................      (10,000)      (98,000)
                                                            ------       -------

NET CASH USED BY FINANCING ACTIVITIES................        3,000      (131,000)
                                                           -------      --------

Net decrease in cash and cash equivalents............   (1,801,000)     (363,000)
Cash and cash equivalents, beginning.................    2,914,000     3,362,000
                                                         ---------     ---------

Cash and cash equivalents, ending.................... $  1,113,000  $  2,999,000
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

     The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share of the equity of Western Power and Equipment Corp. ("Western") of 39.5% at January 31, 2000 and July 31, 1999.


NOTE 2 - INVENTORIES

         Inventories consist of the following:
                                               JANUARY 31,            JULY 31,
                                                  2000                  1999
                                                  ----                  ----

         Parts..........................  $    10,564,000  $         10,101,000
         Equipment, new and used........       48,949,000            56,967,000
                                               ----------            ----------

                                          $    59,513,000  $         67,068,000
                                              ===========           ===========


NOTE 3 - COMPREHENSIVE INCOME



                                                                        SIX MONTHS ENDING
                                                                JANUARY 31,      JANUARY 31,
                                                                   2000             1999
                                                                   ----             ----

         Net loss........................................  $      (614,000) $    (4,410,000)

         Other comprehensive income:
           Increase in fair market value of
              investments, net of taxes of $2,220,000....       16,426,000         -
                                                                ----------       -----------

         Total comprehensive income (loss)...............       15,812,000       (4,410,000)
                                                                ==========       ===========


     The investment in marketable securities is comprised of securities, each of which is considered to be an "Available for sale security" since they can be sold within one year. Although there are restrictions on the investments in eGlobe, Inc. and GraphOn Corporation securities, these restrictions are for periods of time that are now less than one year. Accordingly, as required under Statement of Financial Accounting Standards No. 115, all unrealized gains and losses, net of taxes, are included in Accumulated Other Comprehensive Income in Stockholders' Equity until realized. The Company has net operating loss carry-forwards of approximately $12.3 million that are assumed to be fully utilized in computing the taxable amount of the unrealized gains. The Company can not make an estimate of the value of these shares at the time the restrictions on these shares expire or at the time of sale.

NOTE 4 - FIXED ASSETS

Fixed Assets consist of the following:
                                                        January 31,    July 31,
                                                           2000          1999
                                                           ----          ----
         Operating property, plant and equipment:

           Land                                          $420,000    $  420,000
           Buildings                                    5,130,000     5,126,000
           Machinery and equipment                      4,032,000     3,869,000
           Office furniture and fixtures                2,301,000     2,291,000
           Computer hardware and software               1,393,000     1,299,000
           Vehicles                                     1,886,000     1,841,000
           Leasehold improvements                         419,000       360,000
                                                       ----------    ----------
                                                       15,581,000    15,206,000
           Less: accumulated depreciation              (6,094,000)   (5,388,000)
                                                       ----------    ----------
         Property, plant, and equipment (net)          $9,487,000    $9,818,000
                                                        =========    ==========


         Rental equipment fleet                       $36,821,000   $36,395,000
           Less: accumulated depreciation              (6,295,000)   (5,029,000)
                                                       ----------    ----------
         Rental equipment (net)                       $30,526,000   $31,366,000
                                                       ==========    ==========

         Leased equipment fleet (net)                  $5,082,000    $5,264,000
                                                        =========     =========

NOTE 5 - INTANGIBLE ASSETS

         Intangible and other assets consist of the following:


                                 January 31,       July 31,
                                    2000            1999
                                    ----            ----

Goodwill......................$  2,902,000     $   2,952,000



     Goodwill is amortized over lives ranging from 20 to 40 years. All goodwill arose as a result of acquisitions at Western.

NOTE 6 - CONTINGENCIES

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

     On June 1, 1999 an agreement was entered into by all parties whereby the class action was settled for $2,500,000 which is payable, net of costs, to approved claimant shareholders. The settlement consists of $600,000 in cash which has been paid from insurance proceeds from the Company's directors' and officers' liability insurance policy and $1,900,000 in shares of Western Power common stock owned by the Company, which, pursuant to the calculation required by the settlement agreement, amounted to 777,414 shares. When the Western shares are distributed to the claimant stockholders, the Company will no longer own greater than 50% of Western, and will then account for Western using the equity method. The Company anticipates that these shares will be distributed in April 2000. In addition, on June 1, 1999 the derivative action was also settled for $2,800,000 which amount is payable by Robert M. Rubin to the Company. This settlement consists of $1,100,000 from Mr. Rubin's assignment of his rights to certain consulting payments from Hutchinson Corporation and the transfer by Mr. Rubin to the Company of $1,700,000 of cash and securities. Both settlement agreements were approved by the court on August 23, 1999 and the settlements were reflected in the financial statements as of July 31, 1999. All amounts due from Mr. Rubin to the Company pursuant to the derivative action settlement were received by January 31, 2000, except for the Hutchinson payments of $1,100,000, the receipt of which is conditioned upon shareholder approval of the Hutchinson Transaction and approximately $245,000 of securities. The agenda for the shareholders meeting anticipated to be held in July 2000 includes a proposal to approve the Hutchinson transaction.

     Pursuant to an amendment to the settlement agreement dated March 6, 2000, Mr. Rubin is obligated to pay the $1,100,000 in cash to the Company, if not previously paid by Hutchinson, no later that July 15, 2000. In addition, Mr. Rubin is obligated to contribute $245,000 of certain publicly traded securities to the Company no later than July 15, 2000. The entire amount of $1,345,000 has been collateralized by other specific assets owned by Mr. Rubin and Mr. Rubin agreed to pay interest of $55,000.



Contingent Liabilities

     The Company remains contingently liable for certain equipment lease obligations assumed by eGlobe, Inc. as part of the Connectsoft Communications Corp. asset sale. Such contingency amounts to approximately $2,650,000 and is currently being paid by eGlobe pursuant to the asset sale agreement.

NOTE 7 - STOCK OPTION PLAN ACTIVITY


     As of December 7, 1999 the Company cancelled options for 1,383,500 representing all outstanding options issued under the 1996 Plan and 1991 Plan, and issued new incentive stock options under the 1996 Plan for an identical number of shares of Common Stock as were issuable upon exercise of all such cancelled options. These new options are exercisable for five years after the date of issuance at an exercise price of $0.21 per share, or approximately 110% of the closing sale price of the Company's Common Stock on December 7, 1999. The Company made a one-time grant of 250,000 incentive stock options under the 1996 Plan to Mr. Rubin exercisable for five years after issuance at $0.21 per share. The Company also issued an additional 56,500 incentive stock options and 100,000 incentive stock options to Messrs. McLain and Barnes, respectively, all of which options are exercisable at $0.21 per share for five years after issuance. The Company has also granted 250,000 non-qualified options to each of Dr. Seymour Kessler and Mr. Allen Perres, nominees for election as directors, all of which options are exercisable at $0.21 per share for five years subsequent to their election to the Board of Directors.


NOTE 8 - SUBSIDIARY PREFERRED STOCK

     Western has been authorized to issue 10,000,000 shares of "blank check" preferred stock, with respect to which all the conditions and privileges thereof can be determined solely by action of such subsidiary's Board of Directors without further action of its stockholders. As of February 29, 2000, none were issued and outstanding.

NOTE 9 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                 SIX MONTHS ENDED JANUARY 31,
                                                 2000                  1999
                                                 ----                  ----

         Interest.................  $          2,669,000  $          2,725,000
         Income taxes.............               190,000               365,000



NOTE 10 - SALE OF PATENT

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

     The Company is also involved in the engineering and construction business through IDF International, Inc. ("IDF"), a 40% minority owned subsidiary.




                              RESULTS OF OPERATIONS


     The Three and Six Months Ended January 31, 2000 Compared to the Three and Six Months Ended January 31, 1999

     Western's revenues for the three-month period ended January 31, 2000 decreased 18% to $34 million compared with $41.3 million for the three-month period ended January 31, 1999. Revenues were down from the prior year's second quarter in all departments except rentals which have been positively affected by the increase in rental equipment fleet and utilization. Equipment sales were negatively affected by continued competitive pressures, a slower northwest economy, and the first quarter consolidation of four stores.

     Western's revenues for the six-month period ended January 31, 2000 decreased $5,592,000 or approximately 7% over the six-month period ended January 31, 1999. The decrease was due primarily to the consolidation of four stores in the past six months. For the six-month period ended January 31, 2000, revenue in all departments except rentals were down from the same period in the prior year.

     Western's gross profit margin of 11.4% for the three-month period ended January 31, 2000 was up from the prior year comparative period margin of 10.9%. The increase in gross profit margins was the result of higher utilization of discount programs in acquiring new equipment. For the six-month period ended January 31, 2000, Western's gross margin was 11.6%, up from the 8.5% gross margin for the six-month period ended January 31, 1999.

     Selling, general and administrative expenses totaled $3,208,000 and $6,639,000 or 9.4% and 8.7% of revenues for the three and six months ended January 31, 2000 compared to $3,198,000 and $6,571,000 or 7.7% and 8.0% of sales for the three and six months ended January 31, 1999. For the three months and six months ended January 31, 2000, the increases of $ 10,000 and $68,000 are primarily due to increases in expenses at Western offset somewhat by decreased expenses for the Company.

     Interest expense for the three and six months ended January 31, 2000 of $1,296,000 and $2,830,000 was up from the $1,007,000 and $2,747,000 in the prior year comparative period. The increases are the result of higher average borrowings at higher average rates by Western under the Deutsche Financial Services facility.

     The Company has recorded a full valuation allowance against the deferred tax benefit for net operating losses generated, since in management's opinion the net operating losses do not meet the more likely than not criteria for future realization. However, portions of the unrealized gain on investments that are ultimately recognized upon the sale of the securities will be offset by the net operating loss carry-forwards. Gains in excess of the net operating loss carry-forwards will be taxable at the federal rate in effect at the time of sale. The tax benefit recognized for the quarter and six months ended January 31, 2000 is based upon losses generated by the Company's Western subsidiary.

     The Company had net loss for the three and six months ended January 31, 2000 of $281,000 and $614,000, respectively or $0.02 and $0.05 per (basic and diluted) share compared with a net loss of $2,293,000 and $4,410,000 or $0.20 and $0.38 per (basic and diluted) share for the comparable prior year periods. The six months ended January 31, 1999 included a non-recurring pre-tax charge of $1,061,000 for used equipment inventory reserves at Western. The three and six months ended January 31, 1999 included losses from discontinued operations of the Company of $1,925,000 and $2,656,000, respectively.

Liquidity and Capital Resources

     The Company's primary needs for liquidity and capital resources are related to Western's inventory for sale and its rental and lease fleet inventories. Western's primary source of internal liquidity has been its operations. As more fully described below, Western's primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to Western by the manufacturers of the products Western sells, and Deutsche Financial Services ("DFS") and, with respect to acquisitions, secured loans from Case Corporation (now CNH Global).

     Under inventory floor planning arrangements the manufacturers of products sold by Western provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At January 31,
2000, Western was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $8,848,000.

     Western maintains a $75 million inventory flooring and operating line of credit through Deutsche Financial Services ("DFS"). The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Amounts are advanced against Western's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. Western expects to use this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. As of January 31, 2000, approximately $73,821,000 was outstanding under the DFS credit facility. At January 31, 2000, Western was in technical default of the minimum tangible net worth covenant in the Deutsche Financial Services Loan Agreement. Western requested but did not obtain a waiver for the period through January 31, 2000. Although DFS has not called the debt due to such default, there is no guarantee that DFS will not call this debt at any time after January 31, 2000.

     During the six months ended January 31, 2000, cash and cash equivalents and marketable and debt securities increased by $19,824,000, primarily due to the increase in the value of the investments in eGlobe, Inc. and Graphon Corporation in the amount of $18,646,000 and the contribution of $1,250,000 of marketable securities by Mr. Rubin pursuant to the derivative action settlement. This is offset by Western's decrease in operating cash flows due to a decrease in short term floor-plan financing and accounts payable and purchases of fixed assets and rental equipment at Western.

     The Company's cash and cash equivalents and marketable securities at market value of $23,055,000 and available credit facilities at Western as of January 31, 2000 are considered sufficient to support current levels of operations for the next twelve months.

Impact of the Year 2000 Issue

     The Company has not experienced any material adverse effects as a result of the Year 2000 computer issues.

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

     On June 1, 1999 an agreement was entered into by all parties whereby the class action was settled for $2,500,000 which is payable, net of costs, to approved claimant shareholders. The settlement consists of $600,000 in cash which has been paid from insurance proceeds from the Company's directors' and officers' liability insurance policy and $1,900,000 in shares of Western Power common stock owned by the Company, which, pursuant to the calculation required by the settlement agreement, amounted to 777,414 shares. When the Western shares are distributed to the stockholders, the Company will no longer own greater than 50% of Western, and will account for Western using the equity method. The Company anticipates that these shares will be distributed in April 2000. In addition, on June 1, 1999 the derivative action was also settled for $2,800,000 which amount is payable by Robert M. Rubin to the Company. This settlement consists of $1,100,000 from Mr. Rubin's assignment of his rights to certain consulting payments from Hutchinson Corporation and the transfer by Mr. Rubin to the Company of $1,700,000 of cash and securities. Both settlement agreements were approved by the court on August 23, 1999 and the settlements were reflected in the financial statements as of July 31, 1999. All amounts due from Mr. Rubin to the Company pursuant to the derivative action settlement were received by January 31, 2000, except for the Hutchinson payments of $1,100,000, the receipt of which is conditioned upon shareholder approval of the Hutchinson Transaction and approximately $245,000 of securities. The agenda for the shareholders meeting anticipated to be held in July includes a proposal to approve the Hutchinson transaction.

     Pursuant to an amendment to the settlement agreement dated March 6, 2000, Mr. Rubin is obligated to pay the $1,100,000 in cash to the Company if not previously paid by Hutchinson, no later that July 15, 2000. In addition, Mr. Rubin is obligated to contribute $245,000 of certain publicly traded securities to the Company no later than July 15, 2000. The entire amount of $1,345,000 has been collateralized by other specific assets owned by Mr. Rubin and Mr. Rubin agreed to pay interest of $55,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     At January 31, 2000, Western was in technical default of the minimum tangible net worth covenant in the DFS Loan Agreement. As of January 31, 2000, the outstanding balance owed to DFS was approximately $73,821,000. Western requested but did not receive a waiver of the default for the period through January 31, 2000. Although DFS has not called the debt due to such default, there is no guarantee that DFS will not call this debt at any time after January 31, 2000. See Item 1, "Liquidity and Capital Resources."


ITEM 5.  OTHER INFORMATION

     The Company anticipates that it will hold its 1999 annual stockholders' meeting in July 2000. A preliminary proxy has been filed with the Securities and Exchange Commission as of December 22, 1999 and a mailing to stockholders is anticipated on or about May 10, 2000.


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


March 21, 2000




                  By:     /s/ Robert M. Rubin
                          --------------------
                          Robert M. Rubin
                          Chief Executive Officer




                  By:     /s/ David M. Barnes
                          --------------------
                          David M. Barnes
                          Chief Financial Officer