Form 10-Q
period 2000-04-30
AMERICAN UNITED GLOBAL INC
filed 2000-06-16
CIK 859792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For The Nine Months Ended April 30, 2000
                         Commission File Number 0-19404


                          AMERICAN UNITED GLOBAL, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                             95-4359228
      (State or other jurisdiction of       (I.R.S. Employer I.D. Number)
      incorporation or organization)

                 2495 152nd AVENUE N.E.
                  REDMOND, WASHINGTON                98052
       (Address of principal executive offices)     Zip code


                    Registrant's telephone no.: 425-869-7410

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

                         AMERICAN UNITED GLOBAL, INC.


                                      INDEX

                                                                     Page
                                                                    Number

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements
     Consolidated Balance Sheets
       April 30, 2000 (unaudited) and July 31, 1999................       1
     Consolidated Statements of Operations
       Three Months Ended April 30, 2000
       and April 30, 1999 (unaudited)..............................       2
     Consolidated Statements of Operations
       Nine Months Ended April 30, 2000
       and April 30, 1999 (unaudited)..............................       3
    Consolidated Statement of Shareholders'
     Equity (unaudited)...........................................        4
     Consolidated Statements of Cash Flows
       Nine Months Ended April 30, 2000
       and April 30, 1999  (unaudited)..............................      5
     Notes to the Consolidated Financial
    Statements (unaudited).........................................     6-11
   Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations.................     12-14
   Item 3. Quantitative and Qualitative Disclosure about
     Market Risk...................................................     N/A

PART II. OTHER INFORMATION
   Item 1. Legal Proceedings ......................................     15
   Item 2. Changes in Securities...................................     N/A
   Item 3. Defaults Upon Senior Securities.........................     16
   Item 4. Submission of Matters to a Vote of Security
     Holders.......................................................     N/A
   Item 5. Other Information ......................................     16
   Item 6. Exhibits and Reports on Form 8-K........................     16

ITEM 1
                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                        APRIL 30,        JULY 31,
                                                                                           2000            1999
                                                                                           ----            ----
                                                                                        (unaudited)
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................................  $            965,000  $     2,914,000
   Investment in marketable securities at market value.....................            11,297,000          371,000
   Trade accounts receivable, less allowance for doubtful accounts
    of $675,000 and $724,000, respectively.................................            13,599,000       15,500,000
   Inventories.............................................................            60,482,000       67,068,000
   Prepaid expenses and other receivables..................................               473,000          885,000
   Deferred tax asset......................................................             1,410,000        1,410,000
   Income taxes receivable.................................................               267,000            -
   Receivable from Chairman................................................               299,000        1,700,000
   Notes receivable .......................................................             1,161,000        1,140,000
                                                                                        ---------        ---------
       TOTAL CURRENT ASSETS................................................            89,953,000       90,988,000

   Property and equipment, net ............................................             9,401,000        9,818,000
   Rental equipment, net ..................................................            30,282,000       31,366,000
   Leased equipment, net ..................................................             5,029,000        5,264,000
   Intangible assets, net of accumulated amortization
     of $650,000 and $1,460,000, respectively .............................             2,871,000        2,952,000
   Investment in preferred stock...........................................                 -            2,000,000
   Notes receivable........................................................               175,000          521,000
                                                                                          -------          -------
       TOTAL ASSETS........................................................  $        137,711,000  $   142,909,000
                                                                                      ===========      ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Borrowings under floor financing lines..................................  $         11,169,000  $    17,128,000
   Short-term borrowings...................................................            71,818,000       72,383,000
   Current portion of capital lease obligations ...........................                 -               17,000
   Accounts payable........................................................             9,779,000       13,038,000
   Accrued liabilities.....................................................             3,784,000        4,046,000
   Income taxes payable....................................................                 -              627,000
   Deferred taxes..........................................................                 7,000             -
   Due to shareholders.....................................................             1,900,000        2,500,000
                                                                                        ---------        ---------
       TOTAL CURRENT LIABILITIES...........................................            98,457,000      109,739,000

Long-term borrowings ......................................................                34,000           48,000
Capital lease obligations, net of current portion..........................             4,793,000        4,755,000
Deferred taxes.............................................................               837,000          837,000
Deferred gain..............................................................                  -             140,000
Deferred lease income......................................................             6,045,000        6,181,000
                                                                                        ---------        ---------
       TOTAL LIABILITIES...................................................           110,166,000      121,700,000

Minority interest..........................................................             7,975,000        8,412,000

Commitments and contingencies

Shareholders' equity:
   Preferred stock, 12.5% cumulative, $1.00 per share liquidation value,
    $.01 par value; 1,200,000 shares authorized;
     none issued and outstanding...........................................                  -              -
   Series B-1 convertible preferred stock, convertible to common,
     $3.50 per share liquidation value, $.01 par value; 1,000,000 shares
      authorized;  425,620 shares issued and outstanding...................                 4,000            4,000
   Common stock, $.01 par value; 40,000,000 shares
     authorized; 11,921,529 shares issued and outstanding..................               119,000          119,000
   Additional contributed capital..........................................            49,954,000       49,954,000
   Accumulated deficit.....................................................           (38,693,000)     (37,280,000)
   Accumulated unrealized gains, net ......................................             8,186,000            -
                                                                                      -----------      -----------
       TOTAL SHAREHOLDERS' EQUITY..........................................            19,570,000       12,797,000
                                                                                      ----------       ----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................  $        137,711,000  $   142,909,000
                                                                                      ===========      ===========

                                     See accompanying notes to consolidated financial statements.



                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               THREE MONTHS ENDED
                                                                    APRIL 30,

                                                          2000            1999
                                                          ----            ----

Net revenues ......................................   $ 35,340,000    $ 40,371,000
Cost of revenues ..................................     32,104,000      36,277,000
                                                      ------------    ------------

Gross profit ......................................      3,236,000       4,094,000

Selling, general and administrative expenses ......      3,278,000       3,764,000
                                                         ---------       ---------

Operating (loss) income ...........................        (42,000)        330,000

Interest expense, net .............................      1,659,000       1,191,000
                                                         ---------       ---------

Loss from continuing operations before
     income taxes, equity in loss of unconsolidated
     subsidiary and minority interest .............     (1,701,000)       (861,000)

(Benefit) for income taxes ........................       (596,000)         (5,000)
Equity in loss of unconsolidated subsidiary .......         68,000         528,000
Minority interest in loss (earnings) of
   consolidated subsidiary ........................        374,000          24,000
                                                           -------         -------

Loss from continuing operations ...................       (799,000)     (1,360,000)

Income from discontinued operations ...............            -         2,656,000
                                                        ----------      ----------

Net (loss) income..................................   $   (799,000)   $  1,296,000
                                                      =============   =============


Basic and diluted (loss) income per share:

Loss from continuing operations                            $ (0.07)       $  (0.11)
Income from discontinued operations                           --              0.22
                                                     -------------    -------------

Basic and diluted (loss) income per share                  $ (0.07)       $   0.11
                                                     =============    =============

Weighted average number of shares                       11,921,529       11,903,000
                                                     =============    =============


                               See accompanying notes to consolidated financial statements.


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            NINE MONTHS ENDED
                                                                APRIL 30,

                                                          2000            1999
                                                          ----            ----

Net revenues ......................................  $ 111 392,000   $ 122,015,000
Cost of revenues ..................................     99,371,000     110,954,000
                                                      ------------    ------------

Gross profit ......................................     12,021,000      11,061,000

Selling, general and administrative expenses ......      9,918,000      10,335,000
                                                         ---------       ---------

Operating income ..................................      2,103,000         726,000

Interest expense, net .............................      4,488,000       3,834,000
                                                         ---------       ---------

Loss from operations before
     income taxes, equity in loss of unconsolidated
     subsidiary and minority interest .............     (2,385,000)     (3,108,000)

Benefit for income taxes ..........................       (659,000)       (579,000)
Equity in loss of unconsolidated subsidiary .......        364,000         883,000
Gain on sale of patent ............................       (240,000)           -
Minority interest in loss of
   consolidated subsidiary ........................        437,000         402,000
                                                      ------------    -------------

Net loss....................... ...................   $ (1,413,000)     (3,010,000)

                                                      =============   =============



Basic and diluted loss per share                           $ (0.12)       $  (0.26)
                                                     =============    =============

Weighted average number of shares                       11,921,529       11,748,000
                                                     =============    =============


                               See accompanying notes to consolidated financial statements.




                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF EQUITY
                                   (unaudited)





                                   PREFERRED STOCK        COMMON STOCK                                  ACCUMULATED
                                                                               ADDITIONAL                UNREALIZED        TOTAL
                                NUMBER OF           NUMBER OF                  CONTRIBUTED    RETAINED      GAINS,    SHAREHOLDERS'
                                 SHARES    AMOUNT    SHARES      AMOUNT          CAPITAL     (DEFICIT)       NET          EQUITY
                                 ------    ------    ------      ------          -------     --------- ------------- --------------


Balance at July 31, 1999....... 426,000  $  4,000   11,921,000  $   119,000  $  49,954,000  $(37,280,000) $       -    $ 12,797,000
Net loss ......................                                                               (1,413,000)                (1,413,000)
Other comprehensive income ....                                                                              8,186,000    8,186,000
                               --------  --------   ----------    ---------  -------------  ------------- ------------  ------------

Balance at April 30, 2000...... 426,000  $  4,000   11,921,000  $   119,000  $  49,954,000  $(38,693,000) $  8,186,000 $ 19,570,000
                                =======  ========   ==========  ===========  =============  ============  ============  ===========



        See accompanying notes to consolidated financial statements.



                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                             NINE MONTHS ENDED
                                                                APRIL 30,
                                                               -----------
                                                            2000         1999
                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations............... $ (1,413,000) $ (3,010,000)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
     Depreciation and amortization...................    8,451,000     7,795,000
     Loss applicable to minority interest............     (437,000)     (402,000)
     Undistributed loss of affiliate.................      364,000       883,000
     Gain on sale of patent .........................     (240,000)         -
     Changes in assets and liabilities, net of
       effects of acquisition and dispositions:
       Accounts receivable...........................    1,901,000     7,853,000
       Inventories...................................    2,441,000    10,746,000
       Inventory floor plan financing................   (5,959,000)    6,296,000
       Borrowings under term loans...................     (565,000)  (11,772,000)
       Prepaid expenses and other receivables........     (188,000)      (31,000)
       Stock receivable..............................                 (1,500,000)
       Leased equipment, net.........................      235,000    (2,562,000)
       Accounts payable..............................   (3,397,000)   (6,162,000)
       Other accrued liabilities.....................     (263,000)   (1,187,000)
       Income taxes payable/receivable...............     (627,000)     (701,000)
       Deferred revenue..............................     (276,000)    2,774,000
       Net liabilities of discontinued operations....        -          (891,000)
                                                         ----------   ----------

NET CASH (USED) BY OPERATING ACTIVITIES..............      (17,000)    7,842,000
                                                           -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment................     (798,000)   (2,887,000)
   Purchase of rental equipment, net.................   (2,002,000)  (10,694,000)
   Collection of notes receivable....................      500,000        -
   Issuance of notes receivable......................     (175,000)       -
   Proceeds from sale of fixed assets................      120,000     2,212,000
   Sale of marketable securities.....................      416,000     3,280,000
                                                        ----------    ----------

NET CASH USED BY INVESTING ACTIVITIES................   (1,939,000)   (8,089,000)
                                                        ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal borrowings (payments) on capital lease..       21,000       (43,000)
   Payment of long term borrowings...................      (14,000)         -
                                                            ------       -------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES.....        7,000       (43,000)
                                                           -------      --------

Net decrease in cash and cash equivalents............   (1,949,000)     (290,000)
Cash and cash equivalents, beginning.................    2,914,000     3,362,000
                                                         ---------     ---------

Cash and cash equivalents, ending.................... $    965,000  $  3,072,000
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

     The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share of the equity of Western Power and Equipment Corp. ("Western") of 39.5% at April 30, 2000 and July 31, 1999.


NOTE 2 - INVENTORIES

         Inventories consist of the following:
                                                 APRIL 30,            JULY 31,
                                                  2000                  1999
                                                  ----                  ----

         Parts..........................  $     9,778,000  $         10,101,000
         Equipment, new and used........       50,704,000            56,967,000
                                               ----------            ----------

                                          $    60,482,000  $         67,068,000
                                              ===========           ===========


NOTE 3 - COMPREHENSIVE INCOME



                                                                       NINE MONTHS ENDING
                                                                 APRIL 30,         APRIL 30,
                                                                   2000             1999
                                                                   ----             ----

         Net loss........................................  $    (1,413,000)   $  (3,010,000)

         Other comprehensive income:
           Increase in fair market value of
              investments, net of taxes of $0............        8,186,000         -
                                                                ----------       -----------

         Total comprehensive income (loss)...............  $     6,773,000    $  (3,010,000)
                                                                ==========       ===========


     The investment in marketable securities is comprised of securities, all of which are considered to be an "available for sale security" since they can be sold within one year. Although there are restrictions on the investments in eGlobe, Inc. and GraphOn Corporation securities, these restrictions are for periods of time that are now less than one year. Accordingly, as required under Statement of Financial Accounting Standards No. 115, all unrealized gains and losses, net of taxes, are included in Accumulated Other Comprehensive Income in Stockholders' Equity until realized. The Company has net operating loss carry-forwards of approximately $12.3 million that are assumed to be partially utilized in computing the taxable amount of the unrealized gains. The Company can not make an estimate of the value of these shares at the time the restrictions on these shares expire or at the time of sale.

NOTE 4 - FIXED ASSETS

Fixed Assets consist of the following:
                                                         April 30,     July 31,
                                                           2000          1999
                                                           ----          ----
         Operating property, plant and equipment:

           Land                                          $700,000    $  420,000
           Buildings                                    5,132,000     5,126,000
           Machinery and equipment                      3,933,000     3,869,000
           Office furniture and fixtures                2,309,000     2,291,000
           Computer hardware and software               1,403,000     1,299,000
           Vehicles                                     1,812,000     1,841,000
           Leasehold improvements                         455,000       360,000
                                                       ----------    ----------
                                                       15,744,000    15,206,000
           Less: accumulated depreciation              (6,343,000)   (5,388,000)
                                                       ----------    ----------
         Property, plant, and equipment (net)          $9,401,000    $9,818,000
                                                        =========    ==========


         Rental equipment fleet                       $36,724,000   $36,395,000
           Less: accumulated depreciation              (6,442,000)   (5,029,000)
                                                       ----------    ----------
         Rental equipment (net)                       $30,282,000   $31,366,000
                                                       ==========    ==========

         Leased equipment fleet (net)                  $5,029,000    $5,264,000
                                                        =========     =========

NOTE 5 - INTANGIBLE ASSETS

         Intangible and other assets consist of the following:


                                   April 30,       July 31,
                                    2000            1999
                                    ----            ----

Goodwill......................$  2,871,000     $   2,952,000



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

     On June 1, 1999 an agreement was entered into by all parties whereby the class action was settled for $2,500,000. The settlement consists of $600,000 in cash which has been paid from insurance proceeds from the Company's directors' and officers' liability insurance policy and $1,900,000 in shares of Western Power common stock owned by the Company, which, pursuant to the calculation required by the settlement agreement, amounted to 777,414 shares. The Company and Western have agreed to file a registration statement with the Securities and Exchange Commission by September 30, 2000 covering these shares. When the Western shares are distributed to the claimant shareholders, the Company will no longer own greater than 50% of Western, and will then account for Western using the equity method. The Company anticipates that these shares will be distributed in November 2000. In addition, on June 1, 1999 the derivative action was also settled for $2,800,000 which amount is payable by Robert M. Rubin to the Company. This settlement consists of $1,100,000 from Mr. Rubin's assignment of his rights to certain consulting payments from Hutchinson Corporation (included in short term notes receivable) and the transfer by Mr. Rubin to the Company of $1,700,000 of cash and securities. Both settlement agreements were approved by the court on August 23, 1999 and the settlements were reflected in the financial statements as of July 31, 1999. All amounts due from Mr. Rubin to the Company pursuant to the derivative action settlement were received by January 31, 2000, except for the Hutchinson payments of $1,100,000, the receipt of which is conditioned upon shareholder approval of the Hutchinson Transaction and approximately $245,000 of securities. The agenda for the shareholders meeting anticipated to be held in September 2000 includes a proposal to approve the Hutchinson transaction.

     The Company, Mr. Rubin and plaintiff's counsel are negotiating a new amendment to the settlement agreement. Pursuant to this proposed amendment, Mr. Rubin is obligated to pay the $1,100,000 in cash to the Company, if not previously paid by Hutchinson, no later that September 30, 2000 instead of July 15, 2000. In addition, Mr. Rubin is obligated to contribute $245,000 of certain publicly traded securities to the Company no later than September 30, 2000 instead of July 15, 2000. The entire amount of $1,345,000 has been collateralized by other specific assets owned by Mr. Rubin and Mr. Rubin agreed to pay interest of $55,000.



Contingent Liabilities

     The Company remains contingently liable for certain equipment lease obligations assumed by eGlobe, Inc. as part of the Connectsoft Communications Corp. asset sale. Such contingency amounts to approximately $2,650,000 and is currently being paid by eGlobe pursuant to the asset sale agreement.

NOTE 7 - STOCK OPTION PLAN ACTIVITY


     As of December 7, 1999 the Company cancelled options for 1,383,500 representing all outstanding options issued under the 1996 Plan and 1991 Plan and adopted a new stock option plan (the "2000 Plan") substantially similar to its 1996 plan. The Company has granted new incentive stock options under the 2000 Plan for an identical number of shares of Common Stock as were issuable upon exercise of all such cancelled options. These new options are exercisable for five years after the date of issuance at an exercise price of $0.21 per share, or approximately 110% of the closing sale price of the Company's Common Stock on December 7, 1999. The Company also made a one-time grant of 250,000 incentive stock options under the 2000 Plan to Mr. Rubin exercisable for five years after issuance at $0.21 per share. The Company also issued an additional 56,500 incentive stock options and 100,000 incentive stock options to Messrs. McLain and Barnes, respectively, all of which options are exercisable at $0.21 per share for five years after issuance. The Company also granted 250,000 non-qualified options to each of Dr. Seymour Kessler and Mr. Allen Perres, nominees for election as directors, all of which options are exercisable at $0.21 per share for five years subsequent to their election to the Board of Directors. All of the above options were granted on December 7, 1999.


NOTE 8 - SUBSIDIARY PREFERRED STOCK

     Western has been authorized to issue 10,000,000 shares of "blank check" preferred stock, with respect to which all the conditions and privileges thereof can be determined solely by action of such subsidiary's Board of Directors without further action of its stockholders. As of May 31, 2000, none were issued and outstanding.

NOTE 9 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                NINE MONTHS ENDED APRIL 30,
                                                 2000                  1999
                                                 ----                  ----

         Interest paid............  $          4,356,000  $          4,057,000
         Income taxes paid........  $            204,000  $            372,000



NOTE 10 - SALE OF PATENT

     Effective November 5, 1999, the Company sold all of its rights, title and interest in and to a certain patent to GraphOn Corporation (OTC Bulletin Board:GOJO). The patent is entitled "Method and System for Dynamic Translation Between Different Graphical User Interface Systems" and had been acquired as part of the "Old Connectsoft" acquisition in fiscal 1996. The sales price consisted of 58,000 shares of restricted common stock of the purchaser which was originally valued at 60% of the last trading price on the day of closing for a total of $240,000 and these shares are now included in marketable securities at fair market value.

NOTE 11 - IMPAIRMENT OF ASSETS

     In the first quarter of fiscal 1999, Western recognized a non-recurring charge of approximately $1,100,000 for used equipment reserves. Western's used equipment was determined to have a fair market value (as determined by equipment auction prices) lower than its book value at that time. Long lived assets are reviewed periodically to determine if the fair value is less than the carrying value.


NOTE 12 - SUBSIDIARY SEGMENT INFORMATION

     In fiscal 1999, the Company's Western subsidiary adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which requires the reporting of certain financial information by business segment. For the purpose of providing segment information, Western's management believes that all of the Western's operations consist of one segment. However, Western evaluates performance based on revenue and gross margin of three distinct business components. Revenue and gross margin by component are summarized as follows:



         Business Component     Three Months Ended         Nine Months Ended
                                     April 30,                 April 30,
         Net Revenues           2000         1999       2000         1999
         ------------           ----         ----       ----         ----

         Equipment Sales      $ 21,989     $ 23,539   $ 65,755     $ 72,171

         Equipment Rental        4,538        6,938     18,153       20,298

         Product Support         8,813        9,894     27,484       29,546
                                 -----        -----     ------       ------

         Totals               $ 35,340     $ 40,371   $111,392     $122,015
                              ========     ========   ========     ========


         Business Component     Three Months Ended            Nine Months Ended
                                     April 30,                 April 30,
         Gross Margins          2000         1999       2000         1999
         -------------          ----         ----       ----         ----

         Equipment Sales      $    789     $  1,109    $ 2,683     $  1,859

         Equipment Rental          543          939      4,301        3,978

         Product Support         1,904        2,046      5,037        5,224
                                 -----        -----      -----        -----

         Totals               $  3,236     $  4,094    $12,021     $ 11,061
                                ======       ======    =======      =======

NOTE 13 - INVESTMENT IN EGOMAGAZINE.COM, INC.

     During the quarter ending April 30, 2000, the Company loaned $175,000 to EgoMagazine.com, Inc., ("Ego") a privately held company which operates a start up diversified media business including a web site and a bimonthly sophisticated lifestyle oriented magazine. The loan principal and accrued interest at the rate of 10% per annum are due in April 2001 and there are acceleration provisions in the event that Ego receives gross proceeds from any financing exceeding $2,000,000. Due to the uncertainty of such a financing, the note receivable is reflected as long term notes receivable. In addition, 700,000 shares of EgoMagazine.com, Inc. common stock were issued to the Company, which approximates 13% of their current total outstanding common shares.


NOTE 14 - SUBSEQUENT EVENT

     Between May 22 and June 14, 2000 the Company sold 250,000 shares of its common stock for total proceeds of $100,000 pursuant to the terms of a private offering dated May 22, 2000 and terminating July 15, 2000. A maximum of 1,000,000 shares may be sold pursuant to this offering.

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



                              RESULTS OF OPERATIONS


The Three and Nine Months Ended April 30, 2000 Compared to the Three and Nine Months Ended April 30, 1999

     Western's revenues for the three-month period ended April 30, 2000 decreased 13% to $35.3 million compared with $40.4 million for the three-month period ended April 30, 1999. Revenues were down from the prior year's third quarter in all departments except rentals which have been positively affected by the increase in rental equipment fleet and utilization. Equipment sales were negatively affected by continued competitive pressures, a slower northwest construction economy, and the closure of four stores over the past year.

     Western's revenues for the nine-month period ended April 30, 2000 decreased $10,625,000 or approximately 8.7% from the nine-month period ended April 30, 1999. The decrease was due primarily to the closure of four stores in the past twelve months. For the nine-month period ended April 31, 2000, revenue in all departments except rentals were down from the same period in the prior year.

     Western's gross profit margin of 9.2% for the three-month period ended April 30, 2000 was down from the prior year comparative period margin of 10.1%. The decrease in gross profit margins was the result of continued pressure to decrease inventory levels in a slow market. For the nine-month period ended April 30, 2000, Western's gross margin was 10.8%, up from the 9.1% gross margin for the nine-month period ended April 30, 1999. The fiscal 1999 year-to-date gross margin was negatively affected by a non-recurring charge for used equipment in the first fiscal quarter of that year.


     Selling, general and administrative expenses totaled $3,278,000 and $9,918,000 or 9.3% and 8.9% of revenues for the three and nine months ended April 30, 2000 compared to $3,764,000 and $10,335,000 or 8.9% and 8.5% of sales for the three and nine months ended April 30, 1999. For the three months and nine months ended April 30, 2000 the decreases of $676,000 and $417,000 are due to settlement of certain liabilities at less than face value and decreased expenses for the Company somewhat offset by increases in expenses at Western.

     Interest expense for the three and nine months ended April 30, 2000 of $1,659,000 and $4,488,000 was up from the $1,191,000 and $3,834,000 in the prior year comparative period. The increases are the result of higher average borrowings at higher average rates by Western under the Deutsche Financial Services facility (more fully described below under Liquidity and Capital Resources).

     The Company has recorded a full valuation allowance against the deferred tax benefit for net operating losses generated, since in management's opinion the net operating losses do not meet the more likely than not criteria for future realization. However, portions of the unrealized gain on investments that may be ultimately recognized upon the sale of the securities will be offset by the net operating loss carry-forwards. Gains, if any, in excess of the net operating loss carry-forwards will be taxable at the federal rate in effect at the time of sale. The tax benefit recognized for the quarter and nine months ended April 30, 2000 is based upon losses generated by the Company's Western subsidiary.

     The Company had net (loss) for the three and nine months ended April 30, 2000 of ($799,000) and $(1,413,000), respectively or ($0.07) and ($0.12) per
(basic and diluted) share compared with a net income (loss) of $1,296,000 and ($3,010,000) or $0.11 and ($0.26) per (basic and diluted) share for the comparable prior year periods. The nine months ended April 30, 1999 included a non-recurring pre-tax charge of $1,061,000 for used equipment inventory reserves at Western. The three and nine months ended April 30, 1999 included income from discontinued operations of the Company of $2,656,000 and $0, respectively.

Liquidity and Capital Resources

     The Company's primary needs for liquidity and capital resources are related to Western's inventory for sale and its rental and lease fleet inventories and store operations. Western's primary source of internal liquidity has been its operations. As more fully described below, Western's primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to Western by the manufacturers of the products Western sells, and Deutsche Financial Services ("DFS") and, with respect to acquisitions, secured loans from Case Corporation (now CNH Global).

     Under inventory floor planning arrangements the manufacturers of products sold by Western provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At April 30, 2000, Western was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $11,169,000.

     Western maintains a $75 million inventory flooring and operating line of credit through Deutsche Financial Services ("DFS"). The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Amounts are advanced against Western's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. Western expects to use this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. As of April 30, 2000, approximately $70,318,000 was outstanding under the DFS credit facility. At April 30, 2000, Western was in technical default of the tangible net worth and interest coverage ratio financial covenants in the Deutsche Financial Services Loan Agreement. Western did not obtain a waiver for the period through April 30, 2000. Although DFS has not called the debt due to such default, there is no guarantee that DFS will not call this debt at any time after April 30, 2000. In addition, by its terms, the DFS credit facility expires on June 30, 2000. Western is currently in negotiations with DFS regarding the default and renewal/extension of the credit facility. Although Western currently has no contingency plan in the event that DFS calls the debt due to the default or does not renew the credit facility, Western would seek replacement credit facilities, although the availability, terms, and conditions of any such facility cannot be determined at this time. In the event that adequate replacement credit facilities could not be obtained, DFS could exercise any of its rights under the Loan Agreement including, but not limited to, foreclosing its security interest in Western's assets.


     During the nine months ended April 30, 2000, cash and cash equivalents and marketable and debt securities increased by $8,977,000, primarily due to the net increase in the value of the investments in eGlobe, Inc. and Graphon Corporation in the amount of $8,341,000 and the contribution of $1,455,000 of marketable securities by Mr. Rubin pursuant to the derivative action settlement. These increases were offset by Western's decrease in cash due to a decrease in short term floor-plan financing and accounts payable and purchases of fixed assets and rental equipment at Western.

     The Company's cash and cash equivalents and marketable securities at market value of $12,262,000 and available credit facilities at Western (assuming the DFS facility is renewed on terms acceptable to Western) as of April 30, 2000 are considered sufficient to support current levels of operations for the next twelve months.

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

     On June 1, 1999 an agreement was entered into by all parties whereby the class action was settled for $2,500,000. The settlement consists of $600,000 in cash which has been paid from insurance proceeds from the Company's directors' and officers' liability insurance policy and $1,900,000 in shares of Western Power common stock owned by the Company, which, pursuant to the calculation required by the settlement agreement, amounted to 777,414 shares. The Company and Western have agreed to file a registration statement with the Securities and Exchange Commission by September 30, 2000 covering these shares. When the Western shares are distributed to the claimant shareholders, the Company will no longer own greater than 50% of Western, and will then account for Western using the equity method. The Company anticipates that these shares will be distributed in November 2000. In addition, on June 1, 1999 the derivative action was also settled for $2,800,000 which amount is payable by Robert M. Rubin to the Company. This settlement consists of $1,100,000 from Mr. Rubin's assignment of his rights to certain consulting payments from Hutchinson Corporation (included in short term notes receivable) and the transfer by Mr. Rubin to the Company of $1,700,000 of cash and securities. Both settlement agreements were approved by the court on August 23, 1999 and the settlements were reflected in the financial statements as of July 31, 1999. All amounts due from Mr. Rubin to the Company pursuant to the derivative action settlement were received by January 31, 2000, except for the Hutchinson payments of $1,100,000, the receipt of which is conditioned upon shareholder approval of the Hutchinson Transaction and approximately $245,000 of securities. The agenda for the shareholders meeting anticipated to be held in September 2000 includes a proposal to approve the Hutchinson transaction.

     The Company, Mr. Rubin and plaintiff's counsel are negotiating a new amendment to the settlement agreement. Pursuant to this proposed amendment, Mr. Rubin is obligated to pay the $1,100,000 in cash to the Company, if not previously paid by Hutchinson, no later that September 30, 2000 instead of July 15, 2000. In addition, Mr. Rubin is obligated to contribute $245,000 of certain publicly traded securities to the Company no later than September 30, 2000 instead of July 15, 2000. The entire amount of $1,345,000 has been collateralized by other specific assets owned by Mr. Rubin and Mr. Rubin agreed to pay interest of $55,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     At April 30, 2000, Western was in technical default of the Deutsche Financial Services ("DFS") Loan Agreement. As of April 30, 2000, the outstanding balance owed to DFS was approximately $70.3 million. Western did not receive a waiver of the default for the period through April 30, 2000. Although DFS has not called the debt due to such default, there is no guarantee that DFS will not call this debt at any time after April 30, 2000. For a further explanation of the default and the potential effects thereof, see Item 2, "Liquidity and Capital Resources."


ITEM 5.  OTHER INFORMATION

     The Company anticipates that it will hold its 1999 annual shareholders' meeting in September 2000. A preliminary proxy has been filed with the Securities and Exchange Commission as of December 22, 1999 and anticipates filing an amended preliminary proxy by June 20, 2000. A mailing to shareholders is anticipated on or about July 31, 2000.

     On April 18, 2000, Western announced that it had entered into a letter of intent to merge with e-Mobile, Inc., a Delaware corporation, and sell Western's existing business to Western management. If the transaction is consummated, shares of Western's common stock would be converted into shares of the surviving corporation in the merger, subject to any applicable dissenters' rights. Closing of the transaction is conditioned on approval of the transaction by shareholders of Western and certain other regulatory approvals. Completion of the transaction is also subject to the satisfaction of a number of contractual conditions, including but not limited to Western repurchasing or retiring outstanding options. Western is continuing to negotiate the terms of a definitive agreement and proceeding to satisfy conditions of the merger agreement. There is no assurance that the transaction will be consummated.

     In May 2000, Western sold its business in Moses Lake, Washington to another equipment dealer and no longer has a physical presence in that area. In connection with such sale, Case Corporation has assigned its dealer contract for that area to the purchasing dealer.


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


June 15, 2000




                  By:     /s/ Robert M. Rubin
                          --------------------
                          Robert M. Rubin
                          Chief Executive Officer




                  By:     /s/ David M. Barnes
                          --------------------
                          David M. Barnes
                          Chief Financial Officer