Form 10-K
period 2000-07-31
AMERICAN UNITED GLOBAL INC
filed 2000-11-13
CIK 859792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2000

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number 0-19404

                          AMERICAN UNITED GLOBAL, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                         95-4359228

(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

2495 152nd Avenue
Redmond, Washington                                          98052
(Address of principal executive offices)                    (Zip Code)

       (425) 869-7410 (Registrant's telephone number, including area code)

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

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of November 2, 2000 was approximately $6,335,000.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, on November 8, 2000 was 12,150,623 shares.

         Documents incorporated by reference: None

     PART I

         ITEM 1.     DESCRIPTION OF BUSINESS

         SUMMARY


     American United Global, Inc., a Delaware corporation (the "Company"), is a holding company which, through its operating subsidiary, was engaged primarily in the distribution, rental and servicing of construction equipment (the "Distribution Business") during the fiscal year ending July 31, 2000 ("Fiscal 2000"). The Company intends to engage in businesses other than the Distribution Business, including an Internet/new media business segment (the "New Media Business"), and to that end during and since the end of Fiscal 2000 has made minority investments in both a start-up diversified media business including a website and a magazine targeted for a sophisticated audience, and a start-up video content management company and global provider of multimedia applications. The Company was engaged, through its one operating subsidiary, in active operations during Fiscal 2000.

         The Distribution Business

     The Distribution Business operates through the Company's 59.6%-owned subsidiary, Western Power & Equipment Corp., a Delaware corporation ("Western"). Western is engaged in the sale, rental, and servicing of light, medium-sized, and heavy construction, agriculture, and industrial equipment, parts and related products which are manufactured by Case Corporation ("Case") and certain other manufacturers. The Company believes, based upon the number of locations owned and operated, that Western is the largest independent dealer of Case construction equipment in the United States. Products sold, rented, and serviced by Western include backhoes, excavators, crawler dozers, skid steer loaders, forklifts, compactors, log loaders, trenchers, street sweepers, sewer vacuums, and mobile highway signs.

     Western operates out of 20 facilities located in Washington, Oregon, Nevada, California, and Alaska. The equipment distributed by Western is furnished to contractors, governmental agencies, and other customers primarily for use in the construction of residential and commercial buildings, roads, levees, dams, underground power projects, forestry projects, municipal construction, and other projects.

     Western's strategy focuses on acquiring additional existing distributorships and rental operations, opening new locations, and increasing sales at its existing locations. In connection with this strategy, it may seek to operate additional Case or other equipment retail distributorships, and sell, lease and service additional lines of construction equipment and related products not manufactured by Case. Western reduced its acquisition activity in the fiscal year ending July 31, 1999 ("Fiscal 1999") due to market conditions affecting the industry in which Western conducts its business, and has since concentrated on consolidating its stores to improve operating efficiency and profitability. During Fiscal 2000, Western consolidated four facilities into larger stores in each region and sold one facility in order to increase efficiencies and reduce costs. Western added two facilities in Southern California to assist Case in a dealership transaction for Southern California. During the first quarter of Fiscal 2001, the Company consolidated one branch in Washington.

     Western sustained a net loss of approximately $7.2 million on net sales of approximately $155.7 million in Fiscal 2000, and a net loss of approximately $1.8 million on net sales of approximately $163.7 million in the fiscal year ended July 31, 1999, ("fiscal 1999") whereas it earned net income of approximately $1.8 million on net sales of approximately $163.5 million in the fiscal year ended July 31, 1998 ("Fiscal 1998"). The Distribution Business has in Fiscal 2000, Fiscal 1999 and Fiscal 1998 accounted for 100% of the Company's net sales due to the discontinuation of operations of all entities engaging in the Technology Business. In all likelihood, any material adverse effect upon the Distribution Business or Western will have a material adverse effect upon the business, financial condition, results from operations and prospects of the Company.

         STRATEGIC GOALS

     The Company continues to engage in the Distribution Business through its subsidiary, Western, of which the Company owns approximately 59.6% of the outstanding Common Stock. The Company is currently considering focusing its strategy on acquisitions into other businesses, including the New Media Business, but aside from minority investments in two companies, it has not yet identified any definitive acquisition candidates.

     The Distribution Business. Western's growth strategy focuses on acquiring additional existing distributorships and rental operations, opening new locations, and increasing sales at its existing locations. Western reduced its acquisition activity in Fiscal 1999 due to market conditions in the industry in which Western conducts its business, and since then has concentrated on consolidating its stores to improve operating efficiency and profitability. Western presently operates out of 20 facilities located in five states in the Western United States. When market conditions improve and as opportunities arise, Western may then elect to make strategic acquisitions of other authorized Case construction equipment retail dealers located in established or growing markets, as well as dealers or distributors of construction, industrial, or agricultural equipment, and related parts, manufactured by companies other than Case. In addition to acquisitions, Western may open new retail outlets, as in Fiscal 2000 when it opened two facilities in Southern California. Western's strategy has been to test market areas by placing sales, parts, and service personnel in the target market through the efforts of salespeople. If the results are deemed favorable, Western may open a retail outlet with its own inventory of equipment. Western believes that, to the extent it decides to expand, this approach reduces both the business risk and the cost of market development.

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

     New Media Business. The Company has made two minority investments in companies engaged in the Internet/new media business segment. EGO Magazine.com, Inc. ("EGO") operates an Internet website and a magazine targeted for a sophisticated audience, while New Media Technology Corp. ("NMT") is a video content management start-up company which is also a global provider of multimedia applications.

      HISTORY AND RECENT ACQUISITIONS AND DIVESTITURES

     The Company was initially organized as a New York corporation on June 22, 1988 under thename Alrom Corp., and completed an initial public offering of securities in August 1990. The Company effected a statutory merger in December 1991, pursuant to which the Company was reincorporated in the State of Delaware under the name American United Global, Inc.

 Western

     Western commenced business in November 1992 with the acquisition from Case of seven retail distribution facilities located in Oregon and Washington.
Western became a subsidiary of the Company, simultaneously with such acquisition. The Company held approximately 59.6 percent of the outstanding shares of Western common stock as of July 31, 2000. Pursuant to the Company's final settlement of a shareholder class action, the Company transferred 777,414 shares of Western common stock to the class, on November 1, 2000 and effective on that date owns approximately 36.5% of Western's outstanding common stock.

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

 Business Strategy

     The Company's business strategy has focused on acquiring additional existing distributorships and rental operations, opening new locations, and increasing sales at its existing locations. The Company reduced its acquisition activity in Fiscal 1999 due to market conditions and since then has concentrated on consolidating its stores to improve operating efficiency and profitability. Whenmarket conditions improve and opportunities arise, the Company intends to make strategic acquisitions of other authorized Case construction equipment retail dealers located in established or growing markets, as well as dealers or distributors of construction, industrial, or agricultural equipment, and related parts, manufactured by companies other than Case.

     In addition to acquisitions, the Company may open new retail outlets. The strategy in opening additional retail outlets has been to test market areas by placing sales, parts, and service personnel in the target market. If the results are favorable, a retail outlet is opened with its own inventory of equipment. This approach reduces both the business risk and the cost of market development. Western presently has 20 facilities located in five states.

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

     In Fiscal 1999, the Company closed three of its smaller facilities and began servicing the territories served by these small stores by larger facilities in the region. The Company has consolidated an additional four facilities in the first quarter of Fiscal 2000 into larger stores in each region. The Company ended Fiscal 2000 with 21 facilities. The closures are intended to increase efficiencies and reduce costs.

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

 Connectsoft

     Effective as of July 31, 1996, the Company acquired, through a merger with an acquisition subsidiary of the Company consummated in August 1996 (the "Connectsoft Merger"), all of the outstanding capital stock of Connectsoft, Inc. a closely-held company located in Bellevue, Washington ("Old Connectsoft") which provided a variety of computer products and services. In connection with the Connectsoft Merger, Old Connectsoft stockholders received, on a pro rata basis, an aggregate of 976,539 shares of the Company's Series B-1 Preferred Stock (the "Preferred Stock"). Such Preferred Stock does not pay a dividend, is not subject to redemption, has a liquidation preference of $3.50 per share over Company's Common Stock and votes together with the Company's Common Stock as a single class on a one share for one vote basis. Each share of Preferred Stock was convertible into either one, two or three shares of Common Stock of the Company if certain benchmarks for pre-tax income of Old Connectsoft and its consolidated subsidiaries, and Exodus Technologies, Inc., a direct subsidiary of the Company, were achieved. As such benchmarks were not achieved, the Preferred Stock has been and is only convertible into Common Stock on a one-for-one basis. To date, 560,276 shares of Preferred Stock have been converted into an equal number of shares of Common Stock, and 416,263 shares of Preferred Stock remain outstanding.

     On July 10, 1998, the Company entered into an agreement to sell substantially all of the assets of its Connectsoft Communications Corporation subsidiary, including the network operations center, to eGlobe. As consideration, eGlobe issued approximately $2,000,000 (as valued) of its convertible preferred stock to the Company and assumed approximately $5,182,000 of Connectsoft liabilities and leases, of which about $2,900,000 are lease obligations guaranteed by the Company. The sale to eGlobe was consummated in June 1999. Thereafter, in August 1999, the agreement with eGlobe was amended. Although eGlobe will be responsible for payment of those assumed liabilities, the assumption of such liabilities will not relieve the Company from its guarantees until such liabilities have been paid. See also "Item 1 - Description of Business-Summary-Technology Business."

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


 Exodus

     The Company, through its Exodus subsidiary, had designed and developed a proprietary software program, marketed as NTERPRISE, which allows users to run WindowsTM application server software programs designed for the Microsoft TM Windows NT TM operating system developed by Microsoft on (i) users' existing Unix TM workstations, X-terminals and other X-widows devices, Macintosh terminals and Java-enabled network computers, which would otherwise not be Windows compatible, and (ii) on older versions of Windows compatible workstations which are otherwise incapable of running newer versions of Microsoft compatible software, such as Office95 TM or Lotus Notes TM. The Company decided to discontinue its Exodus operations in January 1998 following Microsoft's decision not to renew its license with Exodus.


 Seattle OnLine

     In November 1996, the Company acquired the assets of Seattle OnLine, Inc. ("Seattle OnLine"), a company engaged in providing a regional Internet/Intranet telecommunication service in the form of high bandwidth Internet connectivity and hosting for businesses in the Pacific Northwest. The Company purchased the Seattle OnLine assets for the sum of $147,000 and 16,000 shares of the Company's Common Stock which were used to settle certain creditor claims. The Company also issued to the former stockholders of such corporation warrants to purchase an aggregate of 333,333 shares of the Company's Common Stock. Seattle OnLine ceased operations in August 1997 and its remaining assets were sold to a privately held company for $25,000 and shares of preferred stock of the acquiring company valued at approximately $50,000 on the date of receipt of such shares.

 TechStar and IDF

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

     Robert M. Rubin, the Chief Executive Officer and Chairman of the Board and a Director of the Company, is also a principal stockholder and was a member of the board of directors of IDF. Prior to consummation of the transactions contemplated by the IDF Merger Agreement, Mr. Rubin converted an $800,000 loan previously made to IDF into preferred stock convertible into 400,000 shares of IDF common stock.

     During Fiscal 2000 and 1999, the Company advanced IDF a total of $364,000 and $992,000, respectively. However, IDF has throughout all of Fiscal 2000 and in the last two fiscal quarters of Fiscal 1999 experienced a significant decrease in revenue and has been unable to obtain further financing. Due to these circumstances and the uncertainty of recovery, the Company has taken a full reserve against all advances to and investments in IDF.

     During the third fiscal quarter of Fiscal 1999, the Company discontinued the operations of TechStar and during the first Fiscal quarter of Fiscal 2001, the Company also discontinued the operations of Hayden/Weginan, Inc.

         Conese Enterprises Transaction

     Effective March 24, 1998, the Company, Western and IDF entered into a securities purchase agreement with Conese Enterprises, Ltd. ("Enterprises"). As a result of subsequent discussions, however, the parties mutually agreed to terminate the securities purchase agreement. On June 27, 1998, the parties entered into an agreement releasing each other from any obligations under the securities purchase agreement, and pursuant which the Company reimbursed
Enterprises $150,000 for their expenses in connection with the proposed transactions.

 THE DISTRIBUTION BUSINESS

 General

     The Company engages in the Distribution Business through Western, of which it owns approximately 59.6% of its outstanding Common Stock. On November 1, 2000, the Company transferred 777,414 shares of Western common stock to the shareholder plaintiff class as part of the settlement of a class action lawsuit against the Company, and currently owns approximately 36.5% of the outstanding common stock of Western. Western is engaged in the sale, rental, and servicing of light, medium-sized, and heavy construction, agricultural, and industrial equipment, parts, and related products which are manufactured by Case and certain other manufacturers. The Company believes, based upon the number of locations owned and operated, that it is the largest independent dealer of Case construction equipment in the United States. Products sold, rented, and serviced by the Company include backhoes, excavators, crawler dozers, skid steer loaders, forklifts, compactors, log loaders, trenchers, street sweepers, sewer vacuums, and mobile highway signs.

     Western operates out of 20 facilities located in Washington, Oregon, Nevada, California, and Alaska. The equipment distributed by Western is furnished to contractors, governmental agencies, and other customers, primarily for use in the construction of residential and commercial buildings, roads, levees, dams, underground power projects, forestry projects, municipal construction, and other projects.

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

 Other Products

     Although the principal products sold, leased and serviced by Western are manufactured by Case, Western also sells, rents and services equipment and sells related parts (e.g., tires, trailers and compaction equipment) manufactured by others. Approximately 42% of Western's net sales for Fiscal 2000 and 1999 resulted from sales, rental and servicing of products manufactured by companies other than Case, a higher percentage than the 35% of total net sales for Fiscal 1998 from this category as Western continued its planned growth in product lines other than Case. Manufacturers other than Case represented by Western offer various levels of supplies and marketing support along with purchase terms that vary from cash upon delivery to interest-free 12-month floor plans.

     Western's distribution business is generally divided into three categories of activity: (i) equipment sales, (ii) equipment rentals, and (iii) product support.

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

 Equipment Rentals

     Western maintains a separate fleet of equipment that it holds solely for rental. Such equipment is generally held in the rental fleet for 12 to 36 months and then sold as used equipment with appropriate discounts reflecting prior rental usage. As rental equipment is taken out of the rental fleet, Western adds new equipment to its rental fleet as needed. The rental charges vary, with different rates for different types of equipment rented. In October 1998, Western opened its first rental-only store, located in the Seattle, Washington area, under the name Western Power Rents. This store rents a wide range of products including equipment from Case and other manufacturers with whom Western has dealer agreements as well as equipment from companies with which Western has had no prior relationship. This store was consolidated with another facility in August 2000.

     Rentals have increased to 17% of Western's revenue in Fiscal 2000 as compared to 8% of its revenue in Fiscal 1998. See "Sales and Marketing."

 Product Support

     Western operates a service center and yard at each retail distribution outlet for the repair and storage of Equipment. Both warranty and non-warranty service work is performed, with the cost of warranty work being reimbursed by the manufacturer following the receipt of invoices from Western. Western employs approximately 115 manufacturer-trained service technicians who perform Equipment repair, preparation for sale, and other servicing activities. Equipment servicing is one of the higher profit margin businesses operated by Western. Western has expanded this business by hiring additional personnel and developing extended warranty contracts to be purchased by customers for Equipment sold and serviced by Western, and independently marketing such contracts to its customers. Western services items and types of Equipment which include those that are neither sold by Western nor manufactured by Case.

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

 Sales and Marketing

     Western's customers are typically residential and commercial building general contractors, road and bridge contractors, sewer and septic contractors, underground power line contractors, persons engaged in the forestry industry, equipment rental companies and state and municipal authorities. Western estimates that it has approximately 19,000 customers, with most being small business owners, none of which accounted for more than three percent (3%) of its total sales in the fiscal year ended July 31, 2000.

     For fiscal years 2000,1999, and 1998 the approximate revenue breakdown by source for the business operated by the Company were as follows:



                          FY 2000        FY 1999         FY 1998

 Equipment Sales          59%            60%             69%
 Equipment Rental         17%            16%             8%
 Product Support          24%            24%             23%
                          --             --              --
                          100%           100%            100%
                          ===            ===             ===


     Western advertises its products in trade publications and its sales representatives appear at trade shows throughout the Territory. It also encourages its salespersons to visit customer sites and offer Equipment demonstrations when requested.

     Western believes its sales and marketing activities do not result in a significant backlog of orders. Although Western has commenced acceptance of orders from customers for future delivery following manufacture by Case or other manufacturers, during Fiscal 2000 a majority of its sales revenues resulted from products sold directly out of inventory, or the providing of services upon customer request.

     Western employed approximately 60 Equipment salespersons on July 31, 2000. All of Western's sales personnel are employees of Western, and all are under the general supervision of C. Dean McLain, the Executive Vice President and a director of the Company, and the President of Western. Western assigns to each Equipment salesperson a separate exclusive territory, the size of which varies based upon the number of potential customers and anticipated volume of sales as well as the geographical characteristics of each area.

     On July 31, 2000, Western employed six product support salespersons who sell Western's parts and repair services to customers in assigned territories. Western has no independent distributors or non-employee sales representatives.

Suppliers

     Western purchases the majority of its inventory of Equipment and parts from Case. No other supplier currently accounts for more than ten percent (10%) of such inventory purchases in Fiscal 2000. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, in the future Western plans to expand the number of products and increase the aggregate dollar value of those products which Western purchases from manufacturers other than Case in the future.

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

Environmental Standards and Government Regulation

     Western's operations are subject to numerous rules and regulations at the federal, state and local levels which are designed to protect the environment, including regulating the discharge of hazardous materials into the environment. Western is subject to federal environmental standards because, in connection with its operations, it handles and disposes of hazardous materials and discharges sewer water in its equipment rental and servicing operations. Western is also subject to local rules and regulations regarding the discharge of waste water into sewer systems. Western's internal staff is trained to keep appropriate records with respect to its handling of hazardous waste, to establish appropriate on-site storage locations for hazardous waste, and to select regulated carriers to transport and dispose of hazardous waste. Based upon current laws and regulations, Western believes that its policies, practices and procedures are properly designed to prevent an unreasonable risk of environmental damage and the resultant financial liability to Western. No assurance can be given that future changes in such laws, regulations, or interpretations thereof, changes in the nature of Western's operations, or the effects of former occupants' past activities at the various sites at which Western operates, will not have a material adverse effect upon the Company's operations.

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

Insurance

     Western currently has general, product liability, and umbrella insurance policies with limits, terms, and conditions which Western and the Company believe to be consistent with reasonable business practice, although there is no assurance that such coverage will prove to be adequate in the future. An uninsured or partially insured claim, or a claim for which indemnification is not available, or a change in or lapse of any previously existing coverage could have a material adverse effect upon Western, and in such event would likely materially adversely affect the Company's financial condition, results from operations and prospects.

Employees

     At July 31, 2000, Western employed approximately 377 full-time employees, or approximately 43 fewer than at July 31, 1999. Of that number, 22 are in corporate administration, 25 are involved in administration at the branch locations, 108 are employed in Equipment sales and rental, and 222 are employed in product support. Staff reductions during Fiscal 2000 and Fiscal 1999 were considered to be relatively even across all departments.

     At July 31, 2000, approximately 19 of Western's service technicians employed in the Sacramento, California operation were being represented by Operating Engineers Local Union No. 3 of the International Union of Operating Engineers, AFL-CIO under the terms of a five-year contract expiring August 31, 2001. As of May 1999, approximately 19 service technicians employed at Western's facility in Auburn, Washington had voted to be represented in collective bargaining by Operating Engineers Local Union Nos. 302 and 612 of the International Union of Operating Engineers, AFL - CIO. As of January 2000 approximately five service technicians and two parts employees at the Springfield, OR operation had voted to be represented in collective bargaining by Operating Engineers Local Union No. 701 of the Operating Engineers. Western and the local unions' representatives are currently in contract negotiations as to a contract for these employees. Western believes that its relations with its employees are satisfactory.

     The Company has three executive officers and no administrative employees, but uses some consultants to perform certain administrative duties.

Western Merger Agreement

     On November 3, 2000, Western and e-Mobile, Inc. ("EMI") signed a definitive Merger Agreement pursuant to which a newly formed holding company will acquire both Western and e-Mobile. In addition, Western also signed an Asset Purchase Agreement. Under the terms of the agreement, a newly formed holding company will issue 52 million shares of its common stock to acquire the existing shares of EMI and approximately 3.3 million shares to acquire the existing shares of Western. The holding company will assume all outstanding options of both EMI and Western. It is anticipated that a new board of directors will be appointed at the closing and that the officers of EMI will become officers of the holding company. As a condition of the merger, Western will seek shareholder approval to allow certain members of Western's management, officers and certain directors to purchase Western's assets and assume its liabilities for $4.1 million, which will be paid by a secured note (the note will be subordinate to the current security interest of DFS) over seven years at seven percent (7.0%) interest, with interest only payments for the first year and thereafter self-amortizing with quarterly interest payments and semi-annual principal payments. Closing of these transactions is conditioned on approval of the transactions by the shareholders of Western and EMI and certain other regulatory approvals and contractual conditions.


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

     Importance of Case Corporation to Operations. During Fiscal 1999 and Fiscal 2000 the Company's Western subsidiary accounted for all of the Company's total net sales from continuing operations. Approximately 58% of Western's revenues result from sales, leasing and servicing of equipment and parts manufactured by Case. As a result, the ability of Case to continue to manufacture products that Western can successfully market and distribute, largely based on the quality and pricing of such products, is of material importance to the business, financial condition, results from operations and prospects of the Company. In the event that Case should cease to manufacture equipment for the construction equipment industry, fail to produce sufficient products to stock the Company's inventories adequately, fail to maintain certain product price levels on its products or to maintain a good reputation for quality in such industry, the Company's business, results from operations, financial condition and prospects will be materially adversely affected. Effects of Downturn in General Economic Conditions, Cyclicality and Seasonality. Demand for all of Western's construction equipment distributed through its retail operations is significantly affected by general domestic economic conditions. All of such products and services are either capital goods themselves, principally sold for inclusion in capital equipment or used for the provision of construction services by others. Sales of capital goods tend to fluctuate widely along with trends in overall economic activity in the national economy. A general inflationary spiral or a continuing increase in prevailing interest rates could adversely affect new construction, and consequently result in a significant reduction in demand for the construction equipment sold by Western. The construction equipment business has also historically been cyclical, and is subject to periodic reductions in the levels of construction (especially housing starts) and levels of total industry capacity and equipment inventory, irrespective of the effects of inflation or increasing interest rates. In addition, housing construction in the northwest slows down beginning in November and continuing through to January. Accordingly, Western's operations may be materially adversely affected by any general downward economic pressures, adverse cyclical trends, or seasonal factors.


         Risk Factors Relating to the Company in General

     Volatility of Market Prices for the Company's Common Stock. The market price for the Company's publicly traded Common Stock has been historically volatile, and recently has been very depressed, and there is limited liquidity in the market. The Common Stock is quoted on the Over-The-Counter Bulletin Board, and stocks quoted thereon may suffer from limited liquidity. Future announcements concerning the Company's Distribution Business, or its competitors, including operating results, government regulations, or foreign and other competition, could have a significant impact on the market price of the Common Stock in the future. See "Market for Common Equity and Related Stockholder Matters."

     Forward Looking Statements and Associated Risks. This annual report on Form 10-K contains certain forward-looking statements, including among others (i) anticipated trends in the Company's financial condition and results of operations, and (ii) the Company's business strategy. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to other risks described elsewhere in this "Risk Factors" discussion, important factors to consider in evaluating such forward-looking statements include (a) changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations; (b) unanticipated working capital or other cash requirements; (c) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the industries in which it operates; and (d) various competitive factors that may prevent the Company from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this "Risk Factors" discussion, there can be no assurance that the events predicted in forward-looking statements will, in fact, transpire.

ITEM 2.  Properties

     The following table sets forth information as to each of the properties which the Company owns or leases (all of which are retail sales, rental service, storage and repair facilities expect as otherwise noted) in connection with its Distribution Business at July 31, 2000 The store located in Kent, Washington was closed in the first quarter of Fiscal 2001.


     Location and Use               Lessor              Lease      Annual Rental    Size/Square Feet  Purchase
                                                      Expiration                                      Options
                                                         Date
1745 N.E. Columbia Blvd.    Carlton O. Fisher, CNJ   12/31/2000    $84,000(1)      Approx. 4 Acres;    No
Portland, Oregon 97211      Enterprises                            plus CPI        Building 17,622
                                                                   adjustments     sq.ft.

1665 Silverton Road, N.E.   LaNoel Elston Myers      7/10/2001     $33,600(1)      Approx. 1 Acre;     No
Salem, Oregon 97303         Living Trust                                           Buildings 14,860
                                                                                   sq.ft.

1702 North 28th Street      McKay Investment         6/14/2001     $69,000(1)      Approx. 5 Acres;    No
Springfield, Oregon 97477   Company                                                Building 17,024
                                                                                   sq.ft.

West 7916 Sunset Hwy.       US Bank                  9/30/2003     $69,600(1)      Approx. 5 Acres;    No
Spokane, Washington 99204                                                          Building 19,200
                                                                                   sq.ft.

12406 Mukilteo Speedway     Phil & Jana Pickering    10/31/2008    $114,000(1)     Approx. 2.1         No
Mukilteo, Washington 98275                                                         Acres; Building
                                                                                   13,600 sq.ft.

620 N. Oregon Avenue        Dress Bros. Partnership 11/15/2000     $66,000(1)      Approx. 3 Acres;    No
Pasco, Washington 99301                                                            Building 10,000
                                                                                   sq.ft.

4601 N.E. 77th Avenue       Parkway Limited          1/31/2001     $157,200        8,627 sq. ft.       No
Suite 200                   Partnership
Vancouver, Washington
98662

2702 W. Valley Hwy No.      Avalon Island LLC        11/30/2015    $204,000(1)     Approx. 8 Acres;    No
Auburn, Washington 98001                                                           Building 33,000
                                                                                   sq. ft.

500 Prospect Lane           Owned                    N/A           N/A            Approx. 1.9          No
Moxee, Washington 98936                                                            Acres; Building
                                                                                   6,200 sq. ft.

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

8271 Commonwealth Avenue,   M.E. Robinson            3/31/2001     $89,964(1)      Approx. 1 acre;     Yes
Buena Park, California                                                             Building 11,590
90621                                                                              sq.ft.



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

3199 E. Onstott Road                                 12/31/2017    $66,000 (2)     Approx. 13 Acres;   No
Yuba City, CA 95991         McLain-Rubin Realty                                    Building 23,900
                            III (2)(3)                                             sq. ft.



2020 E.Third Avenue         Owned                    N/A           N/A             Approx. 4 Acres;    N/A
Anchorage, AK 99501                                                                Building 15,650
                                                                                   sq. ft.


3511 International Way,     C & N Partners           11/30/09      $74,400         Approx. 1.4 Acres;   No
Fairbanks, AK 99701                                                                Building 4500 sq.
                                                                                   ft.


 1445 Simpson Way           SMA Equipment Company    11/30/02      $99,395         Approx. 1 Acre       No
 Escondido, CA 92029                                                               Building 9,700 sq.
                                                                                   ft.

 10062 Live Oaks Ave,       Fruehauf Trailer         4/30/01       $120,000        Approx 1.8 Acres,    No
 Fontana, CA 92335          Services                                               Bldg. 16,000 sq. ft








     (1) Net lease with payment of insurance, property taxes and maintenance costs by the Company.

     (2) Net lease with payment of insurance, property taxes and maintenance costs by the Company, which also pays for structural repairs.

     (3) C. Dean McLain and Robert M. Rubin are (i) the Executive Vice President and Director of the Company and Chief Executive Officer of Western, and (ii) the President, Chief Executive Officer and Chairman of the Company, respectively. Messrs. Rubin and McLain are the equity owners of McLain-Rubin Realty Company, LLC. The terms of its leases with McLain-Rubin Realty Company LLC provide for a "triple net" arrangement under which Western pays, in addition to rent, all insurance, property taxes, maintenance costs and structural and other repairs.


     Western's operating facilities are separated into ten "hub" outlets and ten "sub-stores" and one "rental-only" store in Kent, Washington (since closed). The hub stores are the main distribution centers located in Auburn, Buena Vista and Spokane, Washington; Portland and Springfield, Oregon; Sparks, Nevada; Hayward and Sacramento, California; and Anchorage, Alaska. The sub-stores are the smaller retail facilities in Mukilteo, Pasco and Clarkston, Washington; Salem, Oregon; Santa Rosa, Stockton, Fontana, Escondido and Redding and Yuba City, California; and Fairbanks, Alaska.

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

     The Derivative Action In May 1998 a purported derivative lawsuit (the "Derivative Action") was brought on behalf of the Company against Robert M. Rubin, the Company's Chief Executive Officer, and the Company's other directors and officers who served between November 1996 and February 1998. The Derivative Action alleged breaches of fiduciary duty and waste of corporate assets. Final judicial approval of the most recent amendment to a settlement of the Derivative Action was received in July 2000, pursuant to which the Company received a payment (the "Rubin Payment") of cash and securities with an approximate aggregate value of $2,800,000 from Mr. Rubin. Mr. Rubin paid to the Company (a) an account containing cash an unrestricted common stock of various publicly-traded companies, which account was found by the Superior Court of
Washington to have a value of approximately $556,224, (b) common stock of Response USA, Inc. and Etravnet.com, Inc., valued at $264,841 and $594,540, respectively, by such court, and (c) unrestricted common stock of Help At Home, Inc. and Magna Labs, Inc. valued in the aggregate at approximately $1,435,000 including interest.

     In connection with the settlement of the Derivative Action, the Company has agreed to (a) immediately appoint two new independent directors to the Board of Directors pending stockholder approval, (b) have its chief financial officer report on the Company's financial condition and prospects at each regular board meeting, (c) establish an audit committee of the Board of Directors to be comprised entirely of independent directors, (d) establish a compensation committee to be composed of a majority of independent directors, (e) pass a board resolution regarding the review of unsolicited bona fide offers to acquire at least a controlling stake in the Company, and (f) pass a board resolution regarding "related party" transaction.

     The Company and Mr. Rubin previously agreed that, if the Hutchinson Transaction were to be ratified by the Company's stockholders, the Company would release Mr. Rubin, the Company's Chairman and Chief Executive Officer, from the obligation to repay a $1,200,000 principal amount promissory note (the "Note") issued by Mr. Rubin to the Company. In return for such release, Mr. Rubin assigned to the Company his rights to receive payments under the Non-Competition Agreement and Consulting Agreement with Hutchinson. Mr. Rubin has now paid the amounts owed under the Note pursuant to the settlement of the derivative action and the Company has cancelled the foregoing assignment by Mr. Rubin of his rights to receive payments from Hutchinson under such agreements.

         The Class Action

     In June 1998 a stockholder class action (the "Class Action") was filed against the Company's directors alleging breaches of fiduciary duty and loyalty to the Company and its stockholders in connection with a letter of credit guarantee by the Company for ERD Waste Corp. ("ERD"), and the delisting of the Company's Common Stock and publicly-traded warrants from NASDAQ in February 1998. During Fiscal 1997 the Company paid $4,400,000 pursuant to its guarantee for ERD, which sought protection from creditors under Chapter 11 of the federal bankruptcy laws on September 30, 1997. Final judicial approval of a settlement, pursuant to which the company will pay $2,500,000 (the "Class Payment") to members of the stockholder class, was received in August 1999. The Class Payment was paid in the form of $600,000 in cash and $1,900,000 in the form of 777,414 shares of common stock of Western. As of July 31, 2000 the Company owned approximately 59.6% of the outstanding common stock of Western and, giving effect to the Class Payment made on November 1, 2000 it now owns approximately 36.5% of the Western common stock. In addition, two of the officers and directors of the Company are officers or directors of Western. As a result, the Company will remain able to materially influence the outcome of votes by the directors and stockholders of Western on matters before its board of directors and stockholders.


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

                     Common Stock                       Public Warrants
                     ------------                       ---------------
                     High                Low              High              Low
                     ----                ---              ----              ---
Fiscal 1998
-----------
First Quarter         7.8125             1.9375            5.25            2.25

Second Quarter        3.625              1.75              1.75            1.00

Third Quarter         2.125              0.78               *               *

Fourth Quarter        0.875              0.33

Fiscal 1999
-----------
First Quarter         0.88               0.63

Second Quarter        0.59               0.28

Third Quarter         0.33               0.28

Fourth Quarter        0.32               0.28

Fiscal 2000
-----------
First Quarter         0.31               0.25

Second Quarter        0.75               0.19

Third Quarter         1.50               0.41

Fourth Quarter        1.00               0.44

Fiscal 2001
----------
First Quarter         0.75               0.25

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

     The Company extended the exercise period of the Public Warrants from July 31, 1999 to July 31, 2001. On November 3, 2000 the last sale price of the Common Stock was $0.54 per share. As of November 3 2000, the Company had approximately 110 record holders of its Common Stock and 6 record holders of its Public Warrants.

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


         ITEM 6.  SELECTED FINANCIAL DATA

     The following summary financial information for the fiscal years 2000, 1999, 1998, 1997, and 1996 have been derived from the financial statements of the Company which have been audited by PricewaterhouseCoopers LLP, independent accountants.


                Income Statement Data (all figures in thousands):


                                                                       Year ended July 31,
                                                                       -------------------

                                                  2000       1999(1,3)       1998(1)        1997           1996(2)
                                                  ----       -------         -------        ----           ----


                                               $155,637      $163,650       $163,478        $152,021        $106,555
 Net sales

 (Loss) income from
 continuing operations                           (7,030)       (5,054)        (5,121)         (7,944)            685

 Net (loss)                                      (7,030)       (3,065)        (9,615)        (27,257)         (1,835)

 Basic and Diluted (Loss)
 Earnings Per Share:

 (Loss) income from
 continuing operations                           (0.59)        (0.43)         (0.43)        (1.05)            0.12

 Net (loss)                                      (0.59)        (0.26)         (0.85)        (2.75)           (0.32)


                 Balance Sheet Data (all figures in thousands):

                                                      July 31,
                                                      --------

                                  2000         1999           1998           1997          1996
                                  ----         ----           ----           ----          ----

Total assets                   $128,549        $142,409        $146,904      $144,723       $119,055

Total liabilities              $115,413        $121,700         121,914       110,742         87,015

Working capital (deficit)       (17,579)        (18,751)         (5,972)        2,467         17,218

Stockholders' equity              7,373          12,797          15,862        24,101         22,581


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

(3)  Includes a gain on disposal of $1,989,000.

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

         General Overview

     The Company is a holding company which engages in the Distribution Business through Western and is also a minority investor in two private companies (EgoMagazine.com, Inc. and New Media Technologies, Inc.), which engage in the New Media Business. In previous years the Company engaged in other additional businesses such as the Technology Business and the Telecommunications and Construction Businesses, which it has since discontinued. The Company formerly was a stockholder of the majority of the outstanding common stock of IDF International, Inc. through which it engaged in the Telecommunication and Construction Businesses, but since early fiscal 1998 has been only a minority stockholder. TechStar and Hayden-Wegman, IDF's operating subsidiaries, ceased operations in June 1999 and September 2000 respectively. The Company has also, during Fiscal 1998 and Fiscal 1999, either divested itself of all assets of, or otherwise discontinued all operations of, the Technology Business. Consequently, the Company's current operations and its operations during Fiscal 2000 consisted entirely of the Distribution Business which the Company engages in through Western. Accordingly, the following discussion consists primarily of a discussion of Western.

     Store activity for the last three fiscal years is summarized as follows:


            Fiscal        No. of Stores at
          Year Ending      Beginning of        No. of Stores     No. of Stores    No. of Stores     No. of Stores at
           July 31,         Fiscal Year           Opened           Closed           Acquired          End of Year
           --------         -----------           ------           ------           --------          -----------


           1998                 23                  1                 1                4                  27

           1999                 27                  0                 3                0                  24

           2000                 24                  2                 5                0                  21


     Western plans to open and acquire additional distribution outlets for Case products, as well as for products which may be manufactured by other companies. Western's results can be impacted by the timing of, and costs incurred in connection with, new store openings and acquisitions.

     Subsequent to the end of Fiscal 2000, Western had consolidated one additional store into a larger neighboring store. Western may open and acquire additional distribution outlets for Case products, as well as for products which may be manufactured by other companies as circumstances permit. Western's results can be impacted by the timing of, and costs incurred in connection with, new store openings and acquisitions as well as the costs of closing existing stores.

Results of Operations

Fiscal Year 2000, as Compared with Fiscal Year 1999

     Western reported net revenue for Fiscal 2000 of $155,637,000 compared with net revenue of $163,650,000 for Fiscal 1999. Stores opened longer than 12 months showed an overall revenue decrease of 4.9 percent from prior year revenue reflecting a general softening in economic conditions in the northwest along with increased competitive pressures. Western consolidated five of its facilities during fiscal 2000 into larger facilities in the region in order to reduce costs and leverage existing, larger facilities in the region to cover the territories previously served by the closed facilities.

     Western had a net loss for Fiscal 2000 of $7,198,000 or $2.18 per share compared with a net loss of $1,815,000 or $0.55 per share in Fiscal 1999. In Fiscal 2000, Western recognized a fourth quarter pre-tax non-recurring charge of approximately $2,547,000 to provide allowances in recognition of decreasing market prices on aged equipment in the last half of the year. In addition, Western recorded a valuation allowance of $2,956,000 related to its tax asset. Other income consists primarily of net gains related to asset dispositions by Western.

     The Company's share of Western's Fiscal 2000 loss was $ 4,294,000. The Company also accrued a loss of $1,434,000 on the transfer of 777,414 common shares of Western pursuant to the settlement of shareholder litigation (see note
16); recorded a full reserve of $364,000 in connection with advances to and investment in IDF and sold a patent having to do with certain technology previously developed by eXodus for a gain of $240,000. Exclusive of Western, the Company also incurred $940,000 of selling, general and administrative expenses (primarily salaries, taxes and professional fees) and $238,000 of net interest expense.

     Western's gross margin was 7.4 percent during Fiscal 2000 which is lower than its 8.9 percent gross margin during Fiscal 1999. Margins decreased in Fiscal 2000 due mainly to competitive pressures and the fourth quarter equipment reserve. Management continues to place a high priority on improving overall gross margins by working to increase higher margin service, parts, and rental revenues, focusing more sales efforts on specialty and niche product lines, and by obtaining higher prices for new and used equipment.

     Selling, general, and administrative expenses were $ 14,474,000 or 9.3 percent of revenues for Fiscal 2000 compared to $ 15,705,000 or 9.6 percent of sales for Fiscal 1999. The decrease was primarily due to a decrease of approximately $938,000 in expenses relative to shareholder litigation and bad debts in 2000 compared to the amount incurred in 1999 somewhat offset by slightly higher expenses at Western which included the costs of closing stores during the year.

     Net interest expense for Fiscal 2000 was $ 6,307,000, up from $ 5,329,000 in Fiscal 1999 primarily due to an increase in interest rates at Western and a decrease in interest income due to lesser principle amounts having been invested during fiscal 2000. In June 1997, Western obtained a $75 million inventory flooring and operating line of credit facility through Deutsche Financial Services ("DFS"). The facility is a three year, floating rate facility at rates as low as 50 basis points under the prime rate. Prime interest rates have increased from those in Fiscal 1999. Management has used this facility to allow Western to take advantage of more purchase discounts and to lower overall interest expense. The DFS credit facility expired August 18, 2000 and Western is currently in negotiation with DFS to extend the term of the facility and modify some of its terms. See Liquidity and Capital Resources below for a description of the status of the DFS facility.

Fiscal 1999 as Compared with Fiscal 1998

     The Company reported net revenue for Fiscal 1999 of $163,650,000, an increase of 0.1 percent over net revenue of $163,478,000 for Fiscal 1998 and an increase of $15,520,000 (10.5%) over comparable 1997 sales of $148,130,000 excluding TechStar's revenue. Approximately $17.4 million of revenue came from stores opened or acquired in Fiscal 1998 by Western. Stores opened prior to Fiscal 1998 showed an overall revenue decrease of 3.9% from prior year revenue reflecting a general softening in economic conditions in the Northwest, increased competitive pressures, and some weather-related business interruptions.

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

     Selling, general, and administrative expenses were $15,705,000, or 9.6 percent of revenues for Fiscal 1999 as compared to $13,879,000, or 8.5 percent of revenues for Fiscal 1998. The increase is primarily attributable to net expenses related to the shareholder litigation of approximately $310,000 and an increase in bad debt expense related to advances to IDF of $992,000. The remaining increase in selling, general, and administrative expenses as a percentage of revenues resulted in part from Western's lower than expected revenue levels and full year expenses for stores opened or acquired in Fiscal 1998.

     Net interest expense for Fiscal 1999 was $5,329,000 up from $4,197,000 in Fiscal 1998. This was due to the Company's decreased interest income from decreasing cash reserves and to an increase in rental equipment levels at Western. In addition, effective with deliveries after July 1, 1998, Case changed factory to dealer terms, lowering from three percent (3%) to two percent (2%) the cash payment discount if the dealer pays for the machine outright rather than utilizing the interest-free floor planning. Western was able to take advantage of the cash discounts on a majority of its Case purchases in Fiscal 1998.

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

     The gain on disposal of $1,989,000 in Fiscal 1999 reflects the gain from the disposal of the remaining assets of Connectsoft Communications Corp. in June 1999 to eGlobe. The after tax loss from discontinued operations of $4.690,000 for Fiscal 1998 arises from the discontinuation of the operations of the Old Connectsoft, Connectsoft, Exodus Technologies, Seattle OnLine and InterGlobe subsidiaries. Effective during the third quarter of Fiscal 1998 the Company discontinued the operations of these subsidiaries. Losses of $2,300,000 from the discontinued operations after the measurement date of April 30, 1998 have been offset against an anticipated gain from the sale of certain assets of Connectsoft and Old Connectsoft to eGlobe Inc. in the amount of $3,800,000, resulting in a deferred gain of $1,500,000. The change in the amount of gain is due primarily to changes in the consideration given by eGlobe for the assets of Connectsoft.

Fiscal 1998 Compared with Fiscal 1997

     The Company reported net revenue for Fiscal 1998 of $163,478,000, an increase of 9.3 percent over net revenue of $152,021,000 for Fiscal 1997 and an increase of $15,348,000 (10.4 percent) over comparable 1997 sales of
$148,130,000 excluding TechStar's revenue. Approximately $17.4 million of revenue came from stores opened or acquired in fiscal 1998 by Western. Stores opened prior to Fiscal 1998 showed an overall revenue decrease of 3.9% from prior year revenue reflecting a general softening in economic conditions in the northwest, increased competitive pressures, and some weather related business interruptions. Also, $3,891,000 of sales from TechStar from December 11, 1996 (date of acquisition) to July 31, 1998 are included in Fiscal 1997 sales, for which no comparable amount exists for Fiscal 1998 due to the merger of TechStar and IDF, which combined entities are accounted for on the equity method.

     Overall, the Company's gross margins for Fiscal 1998 and Fiscal 1997 were the same at 11.7 percent. Western's gross margin was 11.7 percent during Fiscal 1998, which is higher than their 10.7 percent gross margin during Fiscal 1997. Margins increased in Fiscal 1998 on new unit sales, rental, and service business. Western's Management continues to place a high priority on improving overall gross margins by working to increase higher margin service, parts, and rental revenues, focusing more sales efforts on specialty and niche product lines, and by obtaining higher prices for new equipment. Fiscal 1997 amounts included the gross margin of TechStar for the period of December 11, 1996 to July 31, 1997, which contributed 50.7 percent or $1,971,000 to 1997 gross margin, for which no comparable Fiscal 1998 amount exists.

     Selling, general, and administrative expenses were $13,879,000 or 8.5 percent of revenues for Fiscal 1998 compared to $23,440,000 or 15.4 percent of sales for Fiscal 1997. The decrease is due largely to the 1997 amounts charged for ERD totaling $4,985,000 as well as 1997 TechStar and Arcadia expenses of $1,823,000 for the period from December 11, 1996 to July 31, 1997. The remaining decrease in selling, general, and administrative expenses resulted in part from significantly decreased professional fees and other corporate administrative expenses due to the discontinuation of the technology group and from management's cost control and efficiency improvement efforts.

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

     Loss from discontinued operations of $4,500,000 for Fiscal 1998 arose from the discontinuation of the operations of the Old Connectsoft, Connectsoft, Exodus Technologies, Seattle OnLine and InterGlobe subsidiaries. Effective during the third quarter of Fiscal 1998 the Company discontinued the operations of these subsidiaries. Losses of $2,300,000 from the discontinued operations after the measurement date of April 30, 1998 have been offset against an anticipated gain from the sale of certain assets of Connectsoft and Old Connectsoft to eGlobe Inc. in the amount of $3,800,000, resulting in a deferred gain of $1,500,000 which was recognized in the second quarter of Fiscal 1999. In Fiscal 1997, the Company incurred a loss from discontinued operations of $16,900,000 primarily comprised of $8,200,000 from its Exodus subsidiary and a net loss of $3,000,000 from the operations of Old Connectsoft. In addition, the Free agent development and marketing activities conducted by Connectsoft incurred an additional $2,800,000 of net losses in Fiscal 1997. InterGlobe incurred a net loss of $2,224,000 including $1,600,000 of write-offs of goodwill and investment) on total revenues of $1,040,590 and Seattle OnLine incurred a net loss of $1,575,000 on total revenues of $87,000. These losses were slightly offset by tax benefits recognized of $1,000,000.

Liquidity and Capital Resources

         General

     During Fiscal 2000 the Company's cash, cash equivalents and marketable securities decreased by $375,000, from $5,285,000 to $4,910,000, primarily due to losses from operations and increased interest expense partially offset by the $1,400,000 of securities contributed by Mr. Rubin pursuant to the Derivative Action settlement.

     The Company's cash, cash equivalents and marketable securities of $4,910,000 as of July 31, 2000 and available credit facilities of Western are considered sufficient to support current levels of operations for at least the next twelve months.

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

         Western


     During Fiscal 2000, Western's cash and cash equivalents decreased by $1,805,000 primarily due to required debt payments. Western had positive cash flow from operating activities during the year of $3,539,000 reflecting net income for the year after adding back depreciation and amortization. Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets.

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

     Under inventory floor planning arrangements the manufacturers of products sold by Western provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At July 31, 2000, Western was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $14,768,000.

     In June 1997, Western obtained a $75,000,000 inventory flooring and operating line of credit through DFS. The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Amounts are advanced against Western's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. Western expects to use this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some of its acquisition related debt at a lower interest rate. As of July 31, 2000 and July 31, 1999, approximately $67,671,000 was outstanding under the DFS credit facility. At July 31, 2000, Western was in technical default of the leverage covenant in its loan agreement with DFS, and has requested, but not obtained, a waiver letter regarding its default for the period since July 31, 2000. There is no guarantee that Deutsche Financial Services will not call this debt at any time. Although the credit facility expired on August 18, 2000, DFS and Western are negotiating an extension of the credit facility and a revision of certain leverage covenants. If an extension is not negotiated and Western does not cure the defaults, DFS may call the loan, in which case Western's ability to continue operations may be adversely affected. Assuming a successful renegotiation with DFS, Western's cash and cash equivalents of $824,000 as of July 31, 2000 and available credit facilities are considered sufficient to support the current levels of operations by Western for at least the next twelve months. Western and DFS have reached a preliminary agreement to revise certain leverage covenants and provide for financial penalties for violations of such covenants. Finalization of this increase is expected by November 30, 2000. Amounts owing under the DFS credit facility are secured by inventory purchases financed by DFS, as well as all proceeds from their sale or rental, including accounts receivable thereto.

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

         The Technology Business

     During Fiscal 2000 and1999, the Company had no operations in its Technology Business. During Fiscal 1999, the Company consummated the sale of certain assets comprising the Technology Business to eGlobe. Prior to such sale the Company had either discontinued or divested itself of all assets comprising the Technology Business.

         The New Media Business

     During Fiscal 2000, the Company began its involvement in this business by making minority equity investments in two startup, closely-held companies EgoMagazine.com, Inc. (EGO) and New Media Technologies, Inc. (NMT). The Company has invested approximately $175,000 in EGO and approximately $250,000 in NMT. The Company intends to explore other opportunities to invest in the New Media Business or invest additional amounts in either EGO or NMT. The Company considers the New Media Business to include, among other things, new or emerging technologies or infrastructure in the Internet, audio and video streaming, multimedia and communications industries.

Proposed Western Merger

     On November 3, 2000, Western and e-Mobile, Inc. ("EMI") signed a definitive Merger Agreement pursuant to which a newly formed holding company will acquire both Western and e-Mobile. In addition, Western also signed an Asset Purchase Agreement. Under the terms of the agreement, a newly formed holding company will issue 52 million shares of its common stock to acquire the existing shares of EMI and approximately 3.3 million shares to acquire the existing shares of Western. The holding company will assume all outstanding options of both EMI and Western. It is anticipated that a new board of directors will be appointed at the closing and that the officers of EMI will become officers of the holding company. As a condition of the merger, Western will seek shareholder approval to allow certain members of Western's management, officers and certain directors to purchase Western's assets and assume its liabilities for $4.1 million, which will be paid by a secured note (the note will be subordinate to the current security interest of DFS) over seven years at seven percent (7.0%) interest, with interest only payments for the first year and thereafter self-amortizing with quarterly interest payments and semi-annual principal payments. Closing of these transactions is conditioned on approval of the transactions by the shareholders of Western and EMI and certain other regulatory approvals and contractual conditions. There is no assurance that either transaction will be consummated.


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


                                      INDEX



                                                                   Page

Report of Independent Accountants .......................           F-2

Consolidated Balance Sheets .............................           F-3

Consolidated Statements of Operations and
 Comprehensive Income (Loss).............................           F-4

Consolidated Statements of Shareholders' Equity .........           F-5

Consolidated Statements of Cash Flows ...................           F-6

Notes to Consolidated Financial Statements ..............           F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
American United Global, Inc.


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of American United Global, Inc. and its subsidiaries at July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP





Portland, Oregon
November 7, 2000


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                                                                                      JULY 31,
                                                                                                      --------
                                                                                                2000           1999
                                                                                                ----           ----
                                         ASSETS

Current assets:
  Cash and cash equivalents.............................................................  $    1,281,000  $   2,914,000
   Investment in marketable debt securities.............................................       3,629,000      2,371,000
   Trade accounts receivable, less allowance
    for doubtful accounts of $563,000 and $724,000, respectively........................      17,347,000     15,500,000
   Inventories (Note 4).................................................................      58,297,000     67,068,000
   Prepaid expenses and other receivables...............................................         478,000        885,000
   Deferred tax asset (Note 7)..........................................................       2,273,000      1,410,000
   Receivable from Chairman (Note 10)...................................................         299,000      1,700,000
   Notes receivable (Note 10)...........................................................       1,161,000      1,140,000
                                                                                               ---------      ---------

       Total current assets.............................................................      84,765,000     92,988,000

   Property and equipment, net (Note 5).................................................       9,450,000      9,818,000
   Rental equipment fleet, net (Note 5).................................................      26,076,000     31,366,000
   Leased equipment fleet, net (Note 5).................................................       4,975,000      5,264,000
   Intangibles and other assets, net of accumulated
    amortization of $1,263,000 and $1,460,000, respectively (Note 12)...................       2,858,000      2,952,000
   Other assets.........................................................................         425,000          -
   Note Receivable, net of current portion .............................................           -            521,000
                                                                                              ----------      ---------

                                                                                          $  128,549,000  $ 142,909,000
                                                                                          ==============  =============
                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Borrowings under floor financing lines (Note 6)......................................  $   14,768,000  $  17,128,000
   Short-term borrowings (Note 6).......................................................      69,171,000     72,383,000
   Current portion of capital lease obligations (Note 10)...............................          17,000         17,000
   Accounts payable.....................................................................      10,810,000     13,038,000
   Accrued liabilities..................................................................       5,097,000      4,046,000
   Income taxes payable (Note 7)........................................................         581,000        627,000
   Due to shareholders (Note 10)........................................................       1,900,000      2,500,000
                                                                                             -----------    -----------
       Total current liabilities........................................................     102,344,000    109,739,000

Long-term borrowings (Note 6)...........................................................          28,000         48,000
Capital lease obligations, net of current portion (Note 10).............................       4,786,000      4,755,000
Deferred taxes (Note 7).................................................................       2,273,000        837,000
Deferred gain...........................................................................           -            140,000
Deferred lease income...................................................................       5,982,000      6,181,000
                                                                                               ---------      ---------
       Total liabilities                                                                     115,413,000    121,700,000

Minority interest.......................................................................       5,763,000      8,412,000

Commitments and contingencies (Note 10)

Shareholders' equity (Notes 8 and 11):

   Series B-1  preferred stock, convertible to common, $3.50 per share liquidation value, $.01 par value; 1,000,000 shares authorized; 416,263 and
     425,620 shares issued and outstanding, respectively................................           4,000          4,000
   Common stock, $.01 par value; 40,000,000 shares authorized; 12,143,385 and 11,921,529
     shares issued and outstanding, respectively........................................         121,000        119,000
   Common stock, Class B, non-voting, .01 par value, 25,000,000
     shares authorized, no shares issued and outstanding ...............................           -              -
   Additional contributed capital.......................................................      50,274,000     49,954,000
   Accumulated deficit..................................................................     (44,310,000)   (37,280,000)
   Accumulated other comprehensive income...............................................       1,284,000          -
                                                                                             -----------    -----------
       Total shareholders's equity......................................................       7,373,000     12,797,000
                                                                                              ----------     ----------
                                                                                          $ 128,549,000    $142,909,000
                                                                                          ==============   ============


         The accompanying notes are an integral part of this statement.



                             AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        YEAR ENDED JULY 31,
                                                                                        -------------------

                                                                                2000           1999           1998
                                                                                ----           ----           ----

Net sales................................................................  $ 155,637,000  $  163,650,000 $  163,478,000
Cost of goods sold.......................................................    144,099,000     149,056,000    144,302,000
                                                                             -----------     -----------    -----------

       Gross profit......................................................     11,538,000      14,594,000     19,176,000

Selling, general and administrative expenses.............................     14,474,000      15,705,000     13,879,000
                                                                              ----------      ----------     ----------

       Operating income (loss)...........................................     (2,936,000)     (1,111,000)     5,297,000


Gain on sale of patent...................................................        240,000            -              -
Loss on transfer of Western shares.......................................     (1,434,000)           -              -
Other income.............................................................      1,646,000         530,000        796,000
Interest expense, net....................................................     (6,307,000)     (5,329,000)    (4,197,000)
                                                                               ---------       ---------      ---------

Income (loss) from continuing operations before income taxes, equity
       in loss of unconsolidated subsidiary and minority interest........     (8,791,000)     (5,910,000)     1,896,000

Benefit (provision) for income taxes (Note 7)............................       (779,000)      1,101,000     (1,354,000)
Equity in loss of unconsolidated subsidiary..............................       (364,000)       (961,000)    (4,730,000)
Minority interest in loss (earnings) of consolidated subsidiaries........      2,904,000         716,000       (713,000)
                                                                                 -------        --------       --------

       Loss from continuing operations ..................................     (7,030,000)     (5,054,000)    (4,901,000)


Discontinued operations, net of taxes (Note 9):

   Loss from operations, net of tax benefit of $1,423,000 ................                                   (4,690,000)
   Gain on disposal......................................................          -           1,989,000
                                                                               ---------      ----------    ------------

                                                                                   -           1,989,000     (4,690,000)

Net loss ................................................................     (7,030,000)     (3,065,000)    (9,591,000)
Dividends on preferred stock.............................................         -                -            (24,000)
                                                                              -----------     ----------     ----------

Net loss available for common shareholders...............................  $  (7,030,000) $   (3,065,000)$   (9,615,000)
                                                                           =============  ============== ==============

Basic and diluted earnings (loss) per share:
   (Loss) earnings from continuing operations............................  $       (0.59) $       (0.43)  $      (0.43)
   Gain (loss) from discontinued operations..............................           -              0.17          (0.42)
                                                                           -------------  -------------   -------------

Basic and diluted loss per share.........................................  $       (0.59) $       (0.26)  $  (0.85)
                                                                           =============  =============    ============


Weighted average number of shares........................................     11,948,368      11,748,210     11,311,791
                                                                              ==========      ==========     ==========


Comprehensive income (loss):

     Net loss............................................................  $  (7,030,000) $  (3,065,000)  $  (9,615,000)

     Unrealized gain on marketable securities............................      1,284,000          -              -
                                                                              -----------  -------------  --------------
-
     Comprehensive loss..................................................  $  (5,746,000) $   (3,065,000)$   (9,615,000)
                                                                            =============  ============== ==============




             The accompanying notes are an integral part of this statement.


                                       AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                   PREFERRED STOCK                 COMMON STOCK
                                                                   ---------------                 ------------

                                                              NUMBER OF                      NUMBER OF
                                                               SHARES          AMOUNT         SHARES         AMOUNT
                                                               ------          ------         ------         ------

Balance at July 31, 1997.................................    1,097,000         11,000      10,427,000        104,000
Net loss ................................................
Dividend on preferred stock..............................
Issuance of common shares................................                                     250,000          3,000
Conversion of preferred stock to common..................     (373,000)        (4,000)        838,000          8,000
Amortization of deferred compensation....................
Exercise of stock options................................                                     102,000          1,000
                                                             ----------       --------    -----------     ----------

Balance at July 31, 1998.................................      724,000          7,000      11,617,000        116,000
Net loss ................................................
Conversion of preferred stock to common..................     (298,000)        (3,000)        304,000          3,000
                                                              --------         ------         -------          -----

Balance at July 31, 1999.................................      426,000  $       4,000      11,921,000  $     119,000
119,000
Net loss ................................................
Issuance of common stock.................................                                     213,000          2,000
Stock option compensation................................
Accumulated unrealized gains, net........................
Conversion of preferred stock to common..................       (9,000)                         9,000
                                                                ------        --------    -----------    -----------

Balance at July 31, 2000.................................      417,000          4,000      12,143,000        121,000
                                                               =======          =====      ==========        =======

                                                                           ACCUMULATED
                                            ADDITIONAL                        OTHER        RETAINED            TOTAL
                                            CONTRIBUTED                   COMPREHENSIVE    EARNINGS        SHAREHOLDERS'
                                              CAPITAL          OTHER      INCOME (LOSS)    (DEFICIT)          EQUITY
                                              -------          -----      -------------    ---------          ------
Balance at July 31, 1997..................   $48,782,000      $(196,000)                  $(24,600,000)        $24,101,000
Net loss .................................                                                  (9,591,000)         (9,591,000)
Dividend on preferred stock...............       141,000                                       (24,000)            117,000
Issuance of common stock..................       473,000                                                           476,000
Conversion of preferred stock to common...        (4,000)                                         -
Amortization of deferred compensation.....                      196,000                                            196,000
Exercise of stock options.................       562,000                                                           563,000
                                                 -------      ---------   ------------   -------------       -------------

Balance at July 31, 1998..................    49,954,000         -                         (34,215,000)         15,862,000
Net loss .................................                                                  (3,065,000)         (3,065,000)
                                             -----------     ---------    ------------    -- ----------          ----------

Balance at July 31, 1999.................. $  49,954,000  $       -                      $ (37,280,000)      $  12,797,000
Net loss .................................                                                  (7,030,000)         (7,030,000)
Issuance of common stock..................        83,000                                                            85,000
Stock option compensation.................       237,000                                                           237,000
Accumulated unrealized gains, net.........        -              -            1,284,000                          1,284,000
                                             -----------    -----------       ---------    ------------      -------------
Conversion of preferred stock to common...

Balance at July 31, 2000.................. $  50,274,000  $     -             1,284,000  $ (44,310,000)       $  7,373,000
                                           =============  =============     ===========  =============        ============

         The accompanying notes are an integral part of this statement.

                                       AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                        YEAR ENDED JULY 31,
                                                                                        -------------------

                                                                                2000           1999           1998
                                                                                ----           ----           ----
Cash flows from operating activities:
   Net loss from continuing operations...................................  $ (7,030,000)    $ (5,054,000)  $ (4,901,000)
   Net gain (loss) from discontinued operations .........................          -           1,989,000     (4,690,000)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization.......................................     11,712,000      11,779,000      1,448,000
     Loss on settlement..................................................          -             310,000          -
Amortization of deferred compensation....................................          -              -             196,000
     Gain on disposal of business........................................          -          (1,989,000)      (220,000)
     Gain on sale of fixed assets........................................        (59,000)        (45,000)        -
     (Loss) income applicable to minority interest.......................     (2,904,000)       (716,000)       713,000
     Undistributed loss of affiliate.....................................        364,000       1,553,000      4,730,000
     Stock option compensation...........................................        236,000
     Gain on sale of patent..............................................       (240,000)          -              -
     Gain on sale investments............................................        (52,000)          -              -
       Change in assets and liabilities, net of effects of acquisition and dispositions:
       Trade accounts receivable.........................................     (1,847,000)      8,208,000    (10,584,000)
       Inventories.......................................................      2,903,000       1,299,000     (2,280,000)
       Notes receivable..................................................        500,000        (500,000)     3,503,000
       Intangible assets.................................................          -               -          1,638,000
       Prepaid expenses and other receivable.............................       (192,000)          1,000         70,000
       Lease equipment, net..............................................        289,000      (2,504,000)          -
       Accounts payable..................................................     (2,416,000)     (5,295,000)    (2,122,000)
       Accrued liabilities...............................................      1,051,000      (1,290,000)    (5,462,000)
       Income taxes payable..............................................        817,000        (164,000)    (2,254,000)
       Change in deferred revenue........................................       (339,000)      2,707,000       (950,000)
       Change in deferred gain on disposition of Technology Group........          -              -           1,480,000
                                                                              ----------    ------------   ------------

       Net cash provided by (used in) operating activities...............      2,793,000      10,289,000    (19,685,000)
                                                                               ---------      ----------    -----------
Cash flows from investing activities:
   Purchase of property and equipment....................................     (1,254,000)     (2,711,000)    (6,332,000)
   Purchase of rental equipment, ........................................     (9,531,000)    (27,984,000)
   Sales of rental equipment.............................................     10,574,000      14,669,000
   Sale of marketable securities.........................................      1,268,000       4,078,000      5,569,000
   Purchase of other assets..............................................        (18,000)          -              -
   Purchase of equity and debt investments...............................       (425,000)          -              -
   Proceeds on sales of fixed assets.....................................        189,000       2,235,000          -
                                                                                 -------       ---------      ----------

       Net cash provided by (used in) investing activities...............        803,000      (9,713,000)      (763,000)
                                                                                 -------      ----------       ---------
Cash flows from financing activities
   Long term debt repayments.............................................        (20,000)     (1,068,000)          -
   Net borrowings (payments) under revolving credit agreements...........            -             -         (7,323,000)
   Borrowings under term loans...........................................     (2,390,000)     (4,286,000)    67,179,000
    Inventory floor financing............................................     (3,192,000)      6,090,000    (47,246,000)
   Principal payments under capitalized lease obligations................         32,000         (60,000)      (348,000)
   Proceeds from sale of stock...........................................         85,000            -           480,000
          Subsidiary sale/purchase of treasury stock.....................        256,000           -         (1,816,000)
   Exercise of stock options.............................................           -              -            562,000
   Collections (increase) of receivable from shareholder, net............           -         (1,700,000)        38,000
                                                                              -----------     ----------     ----------

       Net cash provided by (used in) financing activities...............     (5,229,000)     (1,024,000)    11,526,000
                                                                              ----------      ----------     ----------
Net (decrease) in cash and cash equivalents..............................     (1,633,000)       (448,000)    (8,922,000)
Cash and cash equivalents beginning of year..............................      2,914,000       3,362,000     12,284,000
                                                                               ---------       ---------     ----------
Cash and cash equivalents end of year....................................  $   1,281,000  $    2,914,000  $   3,362,000
                                                                           =============  ==============  =============

         The accompanying notes are an integral part of this statement.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS

     American United Global, Inc., a Delaware corporation (the "Company") is engaged in the distribution business through its 59.6% owned subsidiary, Western Power & Equipment Corp. ("Western"). Western is engaged in the sale, rental and service of light, medium and heavy construction, industrial and agricultural equipment and related parts. These sales are conducted from 21 regional distribution operations owned by Western located in the states of Washington, Oregon, California, Alaska and Nevada. A majority of this equipment is manufactured by Case Corporation ("Case").

     The Company was previously involved in the engineering, design and construction business through a minority owned subsidiary, IDF International, Inc. ("IDF"). IDF ceased business operations in September 2000.

     The Company had been engaged in the technology business through subsidiaries, which provided telecommunications products and services, a proprietary intelligent communications system, as well as software and networking products. Such products and services were provided by the Company's wholly and majority owned subsidiaries as follows:

     Connectsoft Communications Corp. ("CCC"), a wholly owned subsidiary had been developing a telephony server product that reads email and select web content over the telephone which was marketed under the name "Vogo Server". The assets of CCC were sold to an unrelated third party on June 15, 1999 as discussed in Note 9.

     Exodus Technologies, Inc., an 80.4%-owned subsidiary, had developed a proprietary application server software, marketed as NTERPRISE, which allowed users to run Windows application server software programs designed for Microsoft Windows NT operating system on users' existing non-windows enabled workstations. Exodus ceased operations in January 1998

     InterGlobe Networks,  Inc.(Interglobe) provided network consulting services
and  managed  a  network  operations  center  providing  internet   connectivity
services. Interglobe ceased operations in November 1997.

     The technology business has been accounted for as discontinued operations for the years ending July 31, 1999 and 1998.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share of the equity of Western, which was 40.4% at July 31, 2000 and 39.4% 1999.

         Cash Equivalents

     For financial reporting purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank demand deposits with three financial institutions. At times, demand deposits may exceed amounts insured by the Federal Deposit Insurance Corporation.

         Restricted Cash

     In accordance with Western's borrowing agreement with Deutsche Financial Services ("DFS"), Western has a cash account restricted by DFS for the purpose of paying down the line of credit. Restricted cash included in the cash balances totaled $543,000 and $724,000 at July 31, 2000 and 1999, respectively. (See note 6.)

         Inventory Valuation

     Inventories are stated at the lower of cost or market. Cost is determined based upon the first-in, first-out method for parts inventory and the specific identification for equipment inventories.


         Investment Securities

     Investments in marketable securities represent primarily common shares of publicly traded companies and are carried at market value. These investments have been classified as available for sale securities at July 31, 2000 and 1999. Unrealized gains and losses are excluded from earnings and are included as a component of accumulated other comprehensive income(loss) in shareholders' equity, net of applicable taxes, until realized.


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


         Goodwill

     Intangible assets acquired in business acquisitions such as goodwill, are amortized using the straight-line method over the assets' estimated useful lives ranging from 20 to 40 years. Such lives are based on the factors influencing the acquisition decision and on industry practice.

     The carrying value of goodwill is assessed for any permanent impairment by evaluating the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of the expected future net cash flows is less than book value.


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

         Advertising Expense

     Western expenses all advertising costs as incurred. Total advertising expense for the years ended July 31, 2000, 1999 and 1998 was $320,000, $311,000 and $434,000, respectively.

         Fair Value of Financial Instruments

     The recorded amounts of cash and cash equivalents, accounts receivable, short term borrowings, accounts payable and accrued liabilities as presented in the consolidated financial statements approximate fair value based on the short-term nature of these instruments. The recorded amount of long-term debt approximates fair value as the actual interest rates approximate current competitive rates. The recorded value of marketable securities held at July 31, 2000 and 1999 is the market value as quoted on the respective exchange on which each security trades.

         Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the fiscal periods presented. Actual results could differ from those estimates.


         Employee Stock Options

     The Company accounts for stock based employee compensation plans under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This standard defines a fair value-based method of accounting for these equity instruments. This method measures compensation cost based on the value of the award and recognizes that cost over the service period. The Company has elected to continue using the rules of APB Opinion No. 25 and provides pro forma disclosures of net income and earnings (loss) per share as if Statement No. 123 had been applied.

         Earnings Per Share

     The following table sets forth the computations of basic and fully diluted earnings per share for the years ended July 31, 2000, 1999 and 1998:

                                                                                     YEAR ENDED JULY 31,
                                                                          2000               1999            1998
                                                                          ----               ----            ----
Numerators:
  Net loss from continuing operations.............................   $    (7,030,000) $    (5,054,000)  $    (4,901,000)
  Dividend on preferred stock.....................................            -               -                 (24,000)
                                                                          -----------      -----------       ----------
  Net loss after preferred dividends..............................        (7,030,000)      (5,054,000)       (4,925,000)

  Discontinued operations.........................................            -             1,989,000        (4,690,000)
                                                                          -----------       ---------        ----------
  Net loss .......................................................        (7,030,000)      (3,065,000)       (9,615,000)
                                                                          ==========       ==========        ==========
Denominator:
 Denominator for basic and diluted earnings per share -
  Weighted average outstanding shares.............................        11,948,368       11,748,210        11,311,791
                                                                          ==========       ==========        ==========
Basic and diluted earnings (loss) per share:

Loss from continuing operations...................................             (0.59)          (0.43)            (0.43)
Income (loss) from discontinued operations........................              -               0.17             (0.42)
                                                                             --------       ----------        ---------
Basic and diluted net loss per share..............................   $         (0.59) $        (0.26)   $        (0.85)
                                                                      ===============   ==============    ==============

     Diluted and basic earnings per share are the same, since the inclusion of common stock equivalents in the computation would be antidilutive.

Reclassifications

     Certain reclassifications have been made to the fiscal year 1998 and 1999 financial statements to conform to the financial statement presentation for fiscal 2000. Such reclassifications have had no effect on the Company's net loss, shareholders' equity or cash flows.


3.       ACQUISITIONS


     Distribution Business Acquisitions

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

     The following unaudited pro forma summary combines the consolidated results of operations as if the aforementioned acquisitions had been acquired as of the beginning of fiscal 1998, including the impact of certain adjustments.

                                             YEAR ENDED JULY 31, 1998
                                             ------------------------


Net sales.....................................$   173,414,000
Net loss .....................................$    (9,654,000)

Basic and diluted loss per share...............  $     (.85)


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

     During August 1997 the Company merged TechStar Communications Corp, a wholly owned subsidiary, into IDF, pursuant to an agreement and plan of merger dated July 31, 1997. The Company received 6,171,553 shares of IDF common stock, representing approximately 62% of the then outstanding shares as a result of which, the Company was deemed to have acquired IDF. TechStar ceased operations in April 1999.

     Messrs. Robert M. Rubin and Lawrence Kaplan, the Chief Executive Officer and Chairman of the Board and a Former Director of the Company, respectively, were also principal stockholders and members of the board of directors of IDF prior to the consummation of the IDF merger. Pursuant to the terms of the IDF Merger Agreement, Mr. Rubin converted an $800,000 loan previously made to IDF into Preferred Series B stock of IDF which was subsequently converted into 400,000 shares of IDF common stock. GV Capital Inc., an affiliate of Mr. Kaplan, offered $3,000,000 of IDF five year, 8.0% notes convertible into IDF Series A Convertible Preferred Stock at $1.25 per share. GV Capital received separate compensation for acting as placement agent in connection with such private offering. During fiscal 1998, IDF's Convertible Notes were converted into 2,480,000 shares of IDF Convertible Preferred Stock at $1.25 per share and the Preferred Stock was subsequently converted to 2,480,000 shares of common stock.

     The IDF Convertible Preferred Stock had voting rights that were the same as IDF Common Stock voting rights, thus, subsequent to the conversion of said Notes, although the Company owned 62% of the outstanding common stock, it only represented 47.6% of the voting capital stock as of July 31, 1998. As a result of the decrease in the ownership percentage by the Company to less than 50%, the Company has accounted for the results of the operations of IDF using the equity method of accounting effective as of August 1, 1997.

     During late fiscal 1999 and throughout fiscal 2000, IDF experienced a significant decrease in revenue and was unable to obtain further financing. As a result, IDF had severe cash flow problems and other financial difficulties and therefore pursued alternative measures. Such measures included the shut down of TechStar in April 1999, as well as downsizing Hayden-Wegman, its New York City based operating subsidiary. In addition, attempts to sell Hayden-Wegman were unsuccessful. Due to the circumstances described above and the uncertainty of recovery, the Company recorded a full reserve against the advances and investments of $992,000 and $364,000 made to IDF during fiscal 1999 and 2000 respectively. In September 2000, Hayden-Wegman ceased operations.


4.       INVENTORIES

          Inventories consist of the following:


                                                                                         JULY 31,
                                                                                         --------

                                                                                 2000            1999
                                                                                 ----            ----


Equipment (net of allowances of $4,770,000 and $1,671,000, respectively):

New equipment...........................................................  $    40,148,000   $    49,325,000
Used equipment..........................................................        7,442,000         7,642,000
Parts  (net of allowances of $22,000 and $42,000, respectively).........       10,707,000        10,101,000
                                                                               ----------        ----------

  .                                                                         $  58,297,000    $   67,068,000
                                                                            =============    ==============


5.       FIXED ASSETS

         Fixed assets consist of the following:

                                                             JULY 31,
                                                             --------
                                                       2000            1999
                                                      ----            ----
Machinery and equipment....................  $     4,030,000   $     3,869,000
Furniture and office equipment.............        2,360,000         2,291,000
Computer hardware and software.............        1,869,000         1,299,000
Land     ..................................          500,000           420,000
Building and leasehold improvements........        5,334,000         5,126,000
Leasehold improvements.....................          550,000           360,000
Vehicles ..................................        1,428,000         1,841,000
                                                   ---------         ---------
                                                  16,071,000        15,206,000
Less:  Accumulated depreciation............       (6,621,000)       (5,388,000)
                                                  ----------        ----------
Property plant & equipment, net............  $     9,450,000   $     9,818,000
                                             ===============   ===============

Rental equipment fleet.....................       32,493,000        36,395,000
Less:  Accumulated depreciation............       (6,417,000)       (5,029,000)
                                                  ----------        ----------
Rental equipment fleet, net................  $    26,076,000   $    31,366,000
                                             ===============   ===============

Leased equipment fleet.....................        5,481,000         5,481,000
Less:  Accumulated depreciation............         (506,000)         (217,000)
                                                    --------          --------
Leased equipment fleet, net................  $     4,975,000   $     5,264,000
                                             ===============   ===============




6.       BORROWINGS

     The Company is in default on an unsecured note payable in the amount of $1,500,000 to an unrelated third party. The note bore interest at 8% through its original due date of April 30, 1999. While in default, the note bears interest at 10%.

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

     All floor plan debt is classified as current since the inventory to which it relates is generally sold within twelve months of the invoice date.

     The following table summarizes the debt and inventory floor plan financing arrangements:


                                                                 Maturity               July 31,
                                          Interest Rate          Date            2000            1999
                                          -------------          ----            ----            ----

       Note Payable                     8%(12% default           4/30/99     $1,500,000         $1,500,000
                                            rate)


       Case Credit Corporation              Prime + 2%           8 - 48      14,738,000         17,128,000
                                              (10.00%)            months


       Deutsche Financial Services         Prime - 0.5%         12 - 36      67,671,000         70,883,000
                                              (7.50%)             months


       Other                                variable            12 - 48           -                 48,000
                                        (8.00%-10.00%)            months
                                                                            -----------        -----------
                                                                            $83,939,000        $89,559,000
                                                                            ===========        ===========


     At July 31, 2000 and 1999, Western was in technical default of the leverage covenant and the minimum tangible net worth covenant in the Deutsche Financial Services Loan Agreement. Western asked for but did not obtain a waiver letter as of July 31, 2000 and thereafter. The credit facility expired on August 18, 2000, however, Western and DFS are negotiating an extension of the credit facility and a revision of certain leverage covenants. There is no assurance that Deutsche Financial Services will not call this debt at any time after July 31, 2000. If DFS were to call the debt, it would become immediately due and payable in full and Western may not be able to continue operations. The amount due to Deutsche Financial Services is therefore included as a current liability.

7.       INCOME TAXES

          The provision (benefit) for income taxes from continuing operations comprises the following:

                                                          YEAR ENDED JULY 31,
                                                          -------------------

                                                2000              1999               1998
                                                ----              ----               ----
Current:

   Federal............................   $       179,000  $      (978,000)  $     1,227,000)
   State .............................            26,000         (156,000)          162,000
                                                --------          -------           -------

                                                 205,000       (1,134,000)        1,389,000
Deferred:
   Federal............................           500,000           29,000           (32,000)
   State .............................            74,000            4,000            (3,000)
                                              ----------           ------           -------

                                                 574,000           33,000           (35,000)
                                              ----------          -------          --------

                                         $       779,000  $    (1,101,000)  $     1,354,000
                                         ===============  ===============   ===============

          The   principal   reasons  for  the   variation   from  the  customary
     relationship between income taxes at the statutory federal rate and that shown in the consolidated statement of operations are as follows:

                                                                              YEAR ENDED JULY 31,
                                                                              -------------------

                                                                  2000               1999            1998
                                                                  ----               ----            ----

Statutory federal income tax rate..........................     $ (2,989,000   $   (2,009,000)   $     495,000
Valuation allowance........................................        4,101,000        1,011,000          590,000
State income taxes, net of federal income tax benefit......         (334,000)        (152,000)         159,000
Other    ..................................................            1,000           49,000          110,000
                                                                  ----------      -----------       -----------

                                                                 $   779,000  $   1,101,000       $   (703,000)
                                                                   ============================== ===============

          Temporary   differences  and  carryforwards   which  give  rise  to  a
     significant portion of deferred tax assets and liabilities are as follows:


                                                             JULY 31,

                                                      2000            1999
                                                      ----            ----

Depreciation and amortization................  $    (2,273,000)  $      (837,000)
                                                    ----------        ----------

Gross deferred tax liabilities...............       (2,273,000)         (837,000)
                                                    ----------        ----------

Inventory reserve............................        1,739,000           918,000
Bad debt reserve.............................          219,000           282,000
Accrued vacation and bonuses.................          127,000            96,000
Other    ....................................          444,000           482,000
Loss carryforwards...........................        8,227,000         4,107,000
Loss on Western initial public offering......          131,000           131,000
Stock options................................          874,000           782,000
                                                       -------           -------

Gross Deferred Tax Assets....................       11,761,000         6,798,000
Less valuation allowance.....................       (9,488,000)       (5,387,000)
                                                     ---------         ---------
Net deferred tax asset                               2,273,000         1,411,000
                                                     ---------         ---------
                                               $         -       $       574,000
                                               ===============   ===============

     At July 31, 2000, the Company had federal income tax loss carryforwards of $21,094,000 which will begin to expire in 2011. Utilization of such net operating losses will be subject to annual limitations in the event of a change in ownership of the Company of more than 50%. As the Company cannot anticipate future income with reasonable certainty and because Western is in technical default of its borrowing agreement with DFS and may not be able to continue operations should DFS call the debt, a valuation allowance of $9,488,000 has been recorded.


8.       SHAREHOLDERS' EQUITY

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


     A total of 976,539 shares of the Company's Series B-1 convertible preferred stock were issued in September 1996 in connection with the acquisition of ConnectSoft, Inc. Such shares have a $3.50 per share liquidation value and are convertible into shares of the Company's common stock at a conversion ratio of one for one. Through the four fiscal years ended July 31, 2000 a total of 560,276 shares were converted to common stock at the ratio of one for one, leaving 416,263 shares outstanding at July 31, 2000.

     In January of 1997, the Company issued 400,000 shares of Series B-2 preferred stock in a private placement. Proceeds from the private placement totaled $10,000,000. The Series B-2 preferred stock carried a $25 per share liquidation preference over the Company's common stock, and paid a 7% cumulative quarterly dividend in additional shares of Series B-2 preferred stock. As of July 31, 1998, all of the preferred shares had been converted into approximately 2,616,000 common shares at prices ranging from $3.31 to $5.37. Purchasers of the preferred shares acquired 350,000 five-year warrants at a purchase price of $.01 per warrant, entitling the holders to purchase 350,000 shares of Company common stock at $8.58 per share.


     During the fourth quarter of fiscal 2000, the Company sold 212,500 shares of common stock at $0.40 per share pursuant to a private placement memorandum.

     Western has been authorized to issue 10,000,000 shares of "blank check" preferred stock, with respect to which all the conditions and privileges thereof can be determined solely by action of Western's Board of Directors without further action of its shareholders. As of July 31, 2000 and 1999 none were issued and outstanding.



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


     Revenues for the Technology group of companies for the years ending July 31, 1999 and 1998 were $67,000 and $2,108,000 respectively.


Sale of the assets of Connectsoft Communications Corporation

     On July 10, 1998, the Company entered into an agreement to sell substantially all of the assets of its Connectsoft subsidiary, including the network operations center ("NOC") to eGlobe, Inc., formerly known as Executive TeleCard, Ltd. ("eGlobe"). The agreement, as amended June 17 and September, 1999 provided consideration for the assets acquired to be paid with eGlobe Convertible Preferred Stock initially valued by the Company at approximately $2,000,000. Such Preferred Stock was converted into 1,923,077 shares of eGlobe common stock in Fiscal 2000. In addition, eGlobe assumed approximately $5,182,000 of Connectsoft liabilities and leases, of which approximately $2,900,000 were lease obligations guaranteed by the Company. Although eGlobe is responsible for payment of those assumed liabilities, the assumption of such liabilities will not relieve the Company from its guarantees until such liabilities have been paid in full. The Company provided eGlobe with a working capital loan of $500,000 secured by a promissory note bearing interest at prime. The promissory note and all accrued interest were paid in full in January 2000.

     For the year ending July 31, 1998, the net deferred gain of $1,480,000 had been included under the caption Deferred gain on discontinued operations in the accompanying consolidated balance sheets and the final gain on disposal of $1,989,000 was recognized in the accompanying consolidated statement of operations for the year ended July 31, 1999.

10.      COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

     Western leases certain facilities under non-cancelable lease agreements. As more fully described in Note 14, the building portion of five of the Western's facility leases qualify under SFAS 13 as "capital leases" (i.e., an acquisition of an asset and incurrence of a liability). The remaining facility lease agreements have terms ranging from month-to-month to nine years. Certain of the facility lease agreements provide for options to renew and generally require the Company to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $2,129,000, $2,000,000, and $1,833,000 for the years ended July 31, 2000, 1999 and 1998, respectively.


Assets recorded under capital leases included in fixed assets are as follows:

                                                                   JULY 31,

                                                     2000             1999             1998
                                                     ----             ----             ----

Capitalized asset value....................  $     4,553,000  $     4,978,000   $     3,036,000
Less:  Accumulated amortization............         (667,000)        (550,000)         (315,000)
                                                    --------         --------          --------
                                             $     3,886,000  $     4,428,000   $     2,721,000
                                             ===============  ===============   ===============

     Future minimum lease payments under all non-cancelable leases as of July 31, 1999 are as follows:


                                                                                     CAPITAL        OPERATING
YEAR ENDING JULY 31,                                                                  LEASES          LEASES
--------------------                                                                  ------          ------
2000     ..........................................................................$  459,000     $   1,664,000
2001     ...........................................................................  485,000         1,224,000
2002     ...........................................................................  510,000         1,166,000
2003     ...........................................................................  525,000           977,000
2004     ...........................................................................  538,000           810,000
Thereafter..........................................................................8,336,000         5,382,000
                                                                                   ----------         ---------
Total annual lease payments........................................................10,853,000   $    11,243,000
                                                                                                    ===========
Less:  Amount representing interest with imputed rates from 6% to 15%.............. 6,050,000
                                                            -     --                ---------
Present value of minimum lease payments............................................ 4,803,000

Less:  Current portion.............................................................    17,000
                                                                                  -----------
Long-term portion.................................................................$ 4,786,000
                                                                                  ===========

Other Contingencies

     The Company is guarantor on certain liabilities, including the capital lease obligations assumed by eGlobe as described in Note 9.

     Western issues purchase orders to Case Corporation for equipment purchases. Upon acceptance by Case, these purchases become non-cancellable by Western. As of July 31, 2000 the total of such purchase orders was $11,130,000.



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

     On June 1, 1999 an agreement was entered into by all parties whereby the class action was settled for $2,500,000 which is payable, net of costs, to approved claimant shareholders. The settlement consisted of $600,000 in cash from insurance proceeds and $1,900,000 by 777,414 shares of Western common stock owned by the Company. The $600,000 was paid to the claims administrator for the benefit of claimants during fiscal 2000 and the common shares of Western were distributed to the claimant stockholders on November 1, 2000. As a result, the Company no longer owns greater than 50% of Western, and will account for Western using the equity method effective November 1, 2000. A loss of $1,434,000 was accrued at July 31, 2000 representing the difference between the book value of the Western shares transferred and their market value pursuant to the settlement agreement. In addition, on June 1, 1999 the derivative action was settled for $2,800,000 which amount is payable by Robert M. Rubin to the Company. This settlement originally consisted of $1,100,000 from Mr. Rubin's assignment of his rights to certain consulting payments from Hutchinson Corporation and the transfer by Mr. Rubin to the Company of $1,700,000 of cash, securities and notes in a brokerage account. Both settlement agreements were approved by the court on August 23, 1999 and the settlements were reflected in the financial statements as of July 31, 1999. All amounts due from Mr. Rubin to the Company pursuant to the derivative action settlement were received by February 11, 2000, except for the Hutchinson payments, the receipt of which is conditioned upon shareholder approval of the Hutchinson Transaction, and $299,000 of publicly traded securities. Mr. Rubin was nonetheless obligated to pay both the $1,100,000, if not previously paid by Hutchinson, as well as the $299,000 plus interest no later than July 31, 2000. An amendment to the settlement agreement had extended Mr. Rubin's obligation to pay until September 30, 2000 and on September 21, 2000 Mr. Rubin contributed publicly traded securities to the Company valued at $1,435,000. Such amount included interest of $36,000. As a result, the Hutchinson payments will revert to being payable by Hutchinson to Mr. Rubin. Payments by Hutchinson to Mr. Rubin will not be made until approval of the Hutchinson transaction, effective January 19, 1996, is obtained from American United Global, Inc. shareholders.

11.      STOCK OPTION PLANS

     The 1991 and 1996 Stock Option Plans

     The 1991 Plan was approved by the Board of Directors and shareholders in June 1991 and the 1996 Plan was approved by the Board of Directors in April 1996. Both of these plans were cancelled in December 1999 when the Board of Directors approved the 2000 Employee Incentive Stock Option Plan (The 2000
Plan). All outstanding stock options under the 1991 and 1996 Plans were cancelled and replaced with the same number of stock options under the 2000 Plan.



     The 2000 Plan

     The 2000 Plan was approved by the Board of Directors on December 7, 1999 and 1,375,000 stock options were simultaneously granted to replace those cancelled from the 1991 and 1996 Plans. The Company granted 415,000 additional stock options to certain Board members as well as 250,000 options to each of two nominees for election to the Board and 10,000 options to a consultant for services rendered. The exercise price of all 2,300,000 options granted under the 2000 Plan on December 7, 1999 was $0.21 per share (110% of the market value on such date).

     On April 27, 2000 the Company granted 1,650,000 stock options to a newly elected director, 500,000, 100,000 and 50,000 respectively to certain special consultants to the Company, 250,000 to a third nominee for election to the Board and 300,000 and 250,000 respectively to two law firms for services rendered and to be rendered. The exercise price of all 3,100,000 options granted on April 27, 2000 was $0.3485 per share (85% of the fair market value on such date). Compensation in connection with these option grants has been accounted for by the Black-Scholes method where applicable.




The 2001 Plan

     Subsequent to year end, on October 3, 2000, the Board of Directors cancelled the 2000 Plan and approved the 2001 Stock Option Plan. All 5,400,000 options previously granted under the 2000 Plan were cancelled and replaced by the same number of options in the 2001 Plan. The Company also granted 500,000 options to a special consultant, 50,000 additional options to a law firm and 10,000 options to a financial consultant.

     On April 3, 2000 the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board Opinion No. 25" (FIN 44). FIN 44 clarifies the application of Opinion 25 for certain issues including the accounting consequences of various modifications to the terms of a previously fixed stock option or award. In accordance with FIN 44, effective July 31, 2000, any of these options which are not exercised or cancelled, will be accounted for pursuant to a variable stock option plan. Accordingly, compensation expense will be recorded to the extent that the quoted market price of the Company's common stock exceeds the revised exercise price of the repriced options.

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

     During Western's fiscal year ended July 31, 2000, 50,000 options were exercised, 1,453,000 were surrendered and at July 31, 2000 there were a total of 10,000 options remaining outstanding at an exercise price of $4.375 per share.

     The following table includes option information for the Company's plans:

                                                                                WEIGHTED AVERAGE
                                                                                  FAIR VALUE OF
                                           NUMBER OF          WEIGHTED              OPTION
         STOCK OPTION ACTIVITY               SHARES        EXERCISE PRICE           GRANTED
         ---------------------               ------        --------------           -------

         July 31, 1997                       4,138,000          5.55

           Options granted                     150,000          6.50                 2.000
           Options exercised                   (50,000)         4.75
           Options canceled                 (2,366,000)         5.97
                                           -----------
           July 31, 1998                     1,872,000

           Options granted                       -               -                     -
           Options exercised                     -               -
           Options canceled                   (190,000)         5.50
                                           -----------
           July 31, 1999                     1,682,000          4.48

           Options granted                   5,350,000          0.29                 0.29
           Options exercised                     -
           Options canceled                 (1,412,000)         4.25
                                           ------------
         July 31, 2000                       5,620,000          0.76
                                           ============


     The following table summarizes stock options outstanding and exercisable for the Company at July 31, 2000:

                                              OUTSTANDING                    EXERCISABLE
                                              -----------                    -----------
                             Weighted          Weighted                Weighted
                              Average           Average                 Average
                             Remaining         Exercise                Exercise
Exercise Price Range          Shares             Life       Price       Shares           Price
--------------------          ------             ----       -----       ------           -----
$0.21 to 0.34                5,350,000          4.6         $0.29     3,108,000         $0.27

$3.20 to 3.78                   70,000          1.0          3.62        70,000          3.62

$6.13 to 6.50                  200,000          0.5          6.41       200,000          6.41
-----    ----                  -------                                  -------

$0.21 to 6.50                5,620,000          4.4          0.55     3,378,000         $0.70
=====    ====                =========                                =========



     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123. "Accounting for Stock-Based Compensation." If compensation cost for the Company's stock option plans had been determined based on the fair value at the grant date for awards in fiscal 2000 and fiscal 1999 in accordance with the provisions of SFAS No. 123, the Company's net loss per share would have changed to the pro forma amounts indicated below:

                                                                      YEAR ENDED JULY 31,

                                                                    2000            1999
                                                                    ----            ----

Net loss, as reported......................................  $    (7,030,000)  $    (3,065,000)
Net loss, pro forma........................................  $    (8,041,000)  $    (3,202,000)
Net basic and diluted loss per share, as reported..........  $         (0.59)  $         (0.26)
Net basic and diluted loss per share, pro forma............  $         (0.67)  $         (0.47)



    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                     YEAR ENDED JULY 31,

                                                   2000            1999
                                                   ----            ----
Expected volatility........................        3.82             .79
Risk-free interest rate....................        5.25%          6.11%
Expected life of options in years..........         5.0             5.0
Expected dividend yield....................        0.00%           0.00%



12.      INTANGIBLE ASSETS


     Goodwill arose pursuant to acquisitions by Western and is amortized over lives ranging from 20 to 40 years.


13. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


     The Company paid interest of $5,922,000, $5,482,000 and 5,221,000 during the fiscal years 2000, 1999 and 1998 respectively. The Company received an income tax refund of $834,000 during fiscal 1999, and paid $219,000 and $1,097,000 in income taxes, net of refunds, during fiscal 2000 and 1998, respectively.

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

14.      RELATED PARTIES

     The real property and improvements used in connection with the Sacramento Operations, and upon which the Sacramento Operation is located, were sold by Case for $1,500,000 to the McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and a director of Western, and Robert M. Rubin, the Chairman and a director of Western. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to Western under the terms of a 20 year commercial lease agreement dated March 1, 1996 with Western paying an initial annual rate of $168,000. Under the lease, such annual rate increases to $192,000 after five years and is subject to fair market adjustments at the end of ten years. In addition to base rent, Western is responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease (see Note 9) while the land portion of the lease qualifies for treatment as an operating leas

     On June 1, 1997, the real property and improvements used in connection with the Sahlberg operation located in Kent, Washington, was purchased by McLain-Rubin Realty Company II, LLC ("MRR II"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of Western, and Robert M. Rubin, the Chairman and a director of Western. Simultaneous with its acquisition of the Kent, Washington, real property and improvements, MRR II leased such real property and improvements to Western under the terms of a 20-year commercial lease agreement dated June 1, 1997 with Western paying an initial annual rate of $205,000. Under the lease, such annual rate increases to $231,000 after five years and is subject to additional adjustments at the end of ten and fifteen years. In addition to base rent, Western is responsible for the payment of all related taxes and other assessments, utilities, insurance, and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease (see Note 10) while the land portion of the lease qualifies for treatment as an operating lease.

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

     Pursuant to an Agreement, dated May 30, 1996 (the "ERD Agreement") between the Company and ERD Waste Corp. ("ERD"), the Company agreed to provide certain financial accommodation to ERD by making available a $4.4 million standby letter of credit expiring May 31, 1998 issued by Citibank, N.A. in favor of Chemical Bank (the "Letter of Credit") on behalf of ERD. Chemical Bank was the principal lender to ERD and its subsidiaries, and upon issuance of the Letter of Chase Bank (formerly Chemical Bank) made available $4.4 million of additional funding to ERD under ERD's existing lending facility. The funding was used to refinance certain outstanding indebtedness of Environmental Services of America, Inc. ("ENSA"), a wholly owned subsidiary of ERD. Robert M. Rubin, the Chairman and Chief Executive Officer, and a principal stockholder of the Company was also the Chairman, Chief Executive Officer, a director and a principal stockholder of ERD, owning approximately 23.0% of the outstanding ERD Common Stock.

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

     On June 28, 1996 the Company entered into a credit agreement with Mr. Rubin pursuant to which Mr. Rubin delivered a demand promissory note for up to $1,200,000 and payment in full was due July 31, 1998. Mr. Rubin's indebtedness was secured by his pledge of 150,000 shares of company common stock and his collateral assignment of all payments to him under the terms of his consulting and non-competition agreements with Hutchinson, in the aggregate amount of $1,200,000. Such collateral assignment was converted to a payment rights assignment agreement in July 1998 calling for Hutchinson to make all payments pursuant to Mr. Rubin's consulting and non-competition agreement directly to the company. Simultaneously the due date of the note was extended from July 31, 1998 to the earlier of shareholder approval of the Hutchinson transaction or July 31, 1999. On June 1, 1999 all payments due to Mr. Rubin pursuant to the consulting agreements were formally assigned to the Company as part of the derivative action settlement and further amendments to the settlement agreement required Mr. Rubin to pay the present value of the Hutchinson payments ($1,100,000) to the Company by September 30, 2000 if not previously paid by Hutchinson. On September 21, 2000, Mr. Rubin contributed certain publicly traded securities to the Company the value of which included the $1,100,000. As a result, the Hutchinson payments revert to being due to Mr. Rubin. The payments to Mr. Rubin by Hutchinson can not be made until approval of the Hutchinson Transaction by American United Global shareholders is obtained.

15.EMPLOYEE SAVINGS PLAN

     The Company has a voluntary savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible participants may contribute a percentage of compensation subject to certain limitations. The Company has the option to make discretionary qualified contributions to the plan, however, no Company contributions were made for fiscal 2000, 1999 or 1998.

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




Business Component              Year Ended        Year Ended       Year Ended
Net Revenues                   July 31, 2000    July 31, 1999     July 31, 1998
------------                   -------------    -------------     -------------



Equipment Sales                $   92,513       $     98,450       $  112,061

Equipment Rental                   26,334             25,771           13,389

Product Support                    36,790             39,429           38,028
                                   ------             ------           ------

    Totals                      $ 155,637        $   163,650       $  163,478
                                =========        ===========       ==========



     Business Component         Year Ended        Year Ended       Year Ended
       Gross Margins           July 31, 2000    July 31, 1999     July 31, 1998


Equipment Sales               $   (    66)      $       2,591     $      8,334

Equipment Rental                     5,556              5,017            3,555

Product Support                      6,048              6,986            7,287
                                     -----              -----            -----

    Totals                    $     11,538       $     14,594      $    19,176
                              ============       ============      ===========



     There are no inter-segment revenues. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

17.  UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                                  Quarter                                Total
                                            First         Second           Third         Fourth           Year
                                            -----         ------           -----         ------           ----
Fiscal 2000:
------------

Net sales                                 $42,063        $33,988         $35,340        $44,246       $155,637
Gross Profit                                4,920          3,865           3,236           (483)        11,538
Net income (loss)                            (333)          (281)           (799)        (5,617)        (7,030)
Basic income (loss) per share              (0.03)          (0.02)         (0.07)          (0.47)         (0.59)
Diluted income (loss) per share            (0.03)          (0.02)         (0.07)          (0.47)         (0.59)


                                                                  Quarter                                Total
                                            First         Second           Third         Fourth           Year
                                            -----         ------           -----         ------           ----
Fiscal 1999:
------------

Net sales                                 $40,365        $41,279         $40,371        $41,635       $163,650
Gross Profit                                2,475          4,492           4,094          3,533         14,594
Loss from continuing operations            (1,386)          (368)         (1,360)        (1,940)        (5,054)
Income (loss) from
  discontinued operations                    (731)        (1,925)          2,656          1,989          1,989
Net income (loss)                          (2,117)        (2,283)          1,296           (796)        (3,065)
Loss from continuing operations            (0.12)          (0.03)         (0.11)          (0.17)         (0.43)
Income (loss) from
  discontinued operations                  (0.06)          (0.17)          0.22            0.18           0.17
Basic earnings per share                   (0.18)          (0.20)          0.11            0.01           0.26
Basic earnings per share                   (0.18)          (0.20)          0.11            0.01           0.26



16.      SUBSEQUENT EVENTS



     On October 3, 2000, the Board of Directors of the Company cancelled the 2000 Stock Option Plan and approved the 2001 Stock Option Plan. All options that had been granted under the 2000 Plan were cancelled and replaced with the same number of options under the 2001 Plan.


     On November 1, 2000, 777,414 shares of Western common stock were distributed pursuant to the final court approved settlement of the shareholder class action. Effective on that date, the Company's percentage ownership of Western became 36.5%. Accordingly, Western's results of operations will no longer be consolidated with those of the Company and will be accounted for on the equity method as of November 1, 2000. A loss of $1,434,000 has been accrued at July 31, 2000 representing the difference between the book value of the Western shares transferred and their market value pursuant to the settlement agreement.


     On November 3, 2000, Western and e-Mobile, Inc. ("EMI") signed a definitive Merger Agreement pursuant to which a newly formed holding company will acquire both Western and e-Mobile. In addition, Western also signed an Asset Purchase Agreement. Under the terms of the agreement, a newly formed holding company will issue 52 million shares of its common stock to acquire the existing shares of EMI and approximately 3.3 million shares to acquire the existing shares of Western. The holding company will assume all outstanding options of both EMI and Western. It is anticipated that a new board of directors will be appointed at the closing and that the officers of EMI will become officers of the holding company. As a condition of the merger, Western will seek shareholder approval to allow certain members of Western's management, officers and certain directors to purchase Western's assets and assume its liabilities for $4.1 million, which will be paid by a secured note (the note will be subordinate to the current security interest of DFS) over seven years at seven percent (7.0%) interest, with interest only payments for the first year and thereafter self-amortizing with quarterly interest payments and semi-annual principal payments. Closing of these transactions is conditioned on approval of the transactions by the shareholders of Western and EMI and certain other regulatory approvals and contractual conditions. There is no assurance that either transaction will be consummated.

     SCHEDULE II

                          AMERICAN UNITED GLOBAL INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                For the Fiscal Years Ended July 31, 1999 and 1998




                                              Balance at      Charged to    Charged to                  Balance at
                                              Beginning       Costs and        Other                      End of
               Description                    of Period        Expenses      Accounts     Deductions      Period
               -----------                    ---------        --------      --------     ----------      ------

Accounts Receivable Reserve:

  Fiscal year ended July 31, 2000            $724,000        $690,000      $ ---        $(851,000)        $563,000

  Fiscal year ended July 31, 1999             670,000         732,000        ---         (678,000)         724,000


Inventory Reserve:

  Fiscal year ended July 31, 2000            2,513,000      2,188,000        ---         (591,000)       5,292,000

  Fiscal year ended July 31, 1999            2,833,000        884,000        ---       (1,204,000)       2,513,000



To the Board of Directors and
Stockholders of American United Global, Inc.

     Our Audits of the consolidated financial statements referred to in our report dated November 7, 2000 appearing on page F-28 of this annual report on Form 10K also included an audit of the financial statement schedules listed in
Item 14(a)(2)of this Form 10K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
November 7, 2000

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.



     PART III

     ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers, Directors and Key Employees

     The following table sets forth information with respect to directors, nominees for directors, executive officers and key employees of the Company as of November 1, 2000. Except for matters discussed in Item 3 of this Annual Report, there are no pending legal proceedings to which any director, nominee for director or executive officer of the Company is a party adverse to the Company.


Name                   Age                           Position

Robert M. Rubin         60        Chairman of the Board of Directors, President
                                  and Chief Executive Officer

C. Dean McLain          44        Director and Executive Vice President of the
                                  Company; President and Chief Executive
                                  Officer of Western

Howard Katz             57        Director

                                  Vice President of Finance, Chief Financial
David M. Barnes         57        Officer and Director

Jeffrey Berman          39        Director

Stephen Byers           46        Nominee for Director (1)

Seymour Kessler         68        Nominee for Director (1)

Allen Perres            48        Nominee for Director (1)

Eric Staffin            33        Nominee for Director (1)

     (1)  Nominee  for  election  as a Director  at the  Company's  2000  Annual
Meeting.

     Robert M. Rubin. Mr. Rubin has served as the Chairman of the Board of Directors of the Company since May 1991, and was its Chief Executive Officer from May 1991 to January 1, 1994. Between October 1990 and January 1, 1994, Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of the Company and its subsidiaries; from January 1, 1994 to January 19, 1996, he served only as Chairman of the Board of the Company and its subsidiaries. From January 19, 1996 to the present, Mr. Rubin has served as Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986. Mr. Rubin continued as a director of SCI (now known as Olsten Corporation ("Olsten") until the latter part of 1987. Olsten, a New York Stock Exchange listed company, is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin was Chairman of the Board and Chief Executive Officer and is a stockholder of ERD Waste Technology, Inc., a diversified waste management public company specializing in the management and disposal of municipal solid waste, industrial and commercial non-hazardous waste and hazardous waste. In September 1997, ERD filed for protection under the provisions of Chapter 11 of the federal bankruptcy act. Mr. Rubin is a former director and Vice Chairman, and currently a minority stockholder, of American Complex Care, Incorporated ("ACC"), a public company formerly engaged in providing on-site health care services, including intra-dermal infusion therapies. In April 1995, ACC, operating subsidiaries made assignments of their assets for the benefit of creditors without resort to bankruptcy proceedings. Mr. Rubin is also the Chairman of the Board of Western. The Company owns approximately 59.6% of the outstanding common stock of Western. Mr. Rubin owns approximately 6% of the common stock of IDF. Mr. Rubin is also a director of Western, StyleSite Marketing, Inc., a public company principally engaged in the women's apparel catalog retailing business and Med-Emerg, Inc., a publicly-held Canadian management company for hospital emergency rooms and out-patient facilities. Mr. Rubin devotes approximately 35 hours per week to the business of the Company.

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

     David M. Barnes. Mr. Barnes has served as the Chief Financial Officer of the Company since May 15, 1996, and has been a director since November 8, 1996. Mr. Barnes is presently the Chief Financial Officer of EGOMagazine.com,Inc., a privately-held Internet and diversified media company based in Beverly Hills, CA, and a member of the Advisory Board of Interactive Imagination, Inc., a privately-held start-up video game developer based in Seattle, WA. Mr. Barnes has been a director, the President and a minority stockholder of ACC. In April 1995, ACC's operating subsidiaries made assignments of their assets for the benefit of creditors without resort to bankruptcy proceedings.

     Howard Katz. Mr. Katz was Executive Vice President of the Company from April 15, 1996 through July 31, 1998 and has been a director since April 15, 1996. Since August 1998 to the present Mr. Katz has been the Chief Executive Officer of Imagine Networks, LLC., which engages in advanced technology and software development. From December 1995 through April 15, 1996, Mr. Katz was a consultant for, and from January 1994 through December 1995 he held various executive positions, including Chief Financial Officer from December 1994 through December 1995, with National Fiber Network (a fiber optics telecommunications company).

     Jeffrey Berman. Mr. Berman has been a Director of the Company since June, 2000. Mr. Berman has been an employee to the Company since April, 2000. Between January 1998 and April 2000 Mr. Berman was the Director of Investment Banking for Gruntal & Co., LLC ( "Gruntal") and had held the same position with Hampshire Securities, Inc., from 1994 until January 1998 when it was acquired by Gruntal. Mr. Berman has been involved in investment banking since 1991.

     Stephen Byers. Mr. Byers is a nominee for Director of the Company . Since January 2000 Mr. Byers has been the Director of the Investment Division of the Dreyfus Corporation, the investment management company ("Dreyfus"). Between May 1997 and November 1999 Mr. Byers was the Executive Vice-President of capital Markets, Chief Financial officer and Treasurer of Gruntal, after which he did not begin his new position at Dreyfus until January 2000. Prior to May 1997, Mr. Byers had been a managing director at PaineWebber, Inc.

     Seymour Kessler. Dr. Kessler is a nominee for Director of the Company. From January 1999 to the present Dr. Kessler has been co-Managing Director of RKP Capital Partners, a holding company for publicly and privately-held companies. Between 1996 and the present Dr. Kessler has been an active investor in various publicly and privately-held companies. From 1992 through 1996 Dr. Kessler was a founder, Chief Executive Officer and a director of Princeton Dental Management Corporation. Between 1982 and 1997 Dr. Kessler served on the Board of Trustees of University of Health Science Center, in Des Moines, IA. Dr. Kessler also has been a director of four nationally-chartered banks, including serving as Vice Chairman of the Board of Directors of Peterson Bank. Dr. Kessler is a former podiatric surgeon who since 1975 has held majority and minority interests and actively served in over 85 partnerships, privately-held and publicly-owned companies and institutions.

     Allen Perres. Mr. Perres is a nominee for Director of the Company. From January 1999 to the present Mr. Perres has been co-Managing Director of RKP Capital Partners, a holding company for publicly and privately-held companies. Mr. Perres is a partner in RB Partners, Inc., an investment banking firm for homebuilders, and has served in such capacity from 1994 to the present. Mr. Perres co-founded and managed that firm's commercial and residential mortgage unit, First Dearborn Mortgage Company, Inc., during such period.

     Eric Staffen is a nominee for director of the Company and has been an employee since September, 2000. From July 1999 to through August 2000 Mr. Staffin was Vice President of e-Citi's internet tools and services group, a division of Citigroup. From June 1989 through July 1999 Mr. Staffin held various executive positions with Bankers Trust Company including Director of Bankers Trust Global Institutional Services Internet Management Group.


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

                             ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                             -------------------              ----------------------
                                                              AWARDS
                                                              ------
NAME AND           FISCAL    SALARY     BONUS    OTHER        RESTRICTED   SECURITIES     LTIP          ALL OTHER
PRINCIPAL          YEAR           ($)            ANNUAL       STOCK        UNDER-LYING    PAYOUTS       COMPEN-SATION
POSITION                                         COMPEN-SATIONAWARD(S)     OPTIONS/       ($)           SATION ($)
--------          -----     -------   -------    ---------------------     --------       ---           ----------
                                                 ($)          ($)          SARS(#)
Robert M. Rubin    2000      400,000    -0-      -0-          -0-          -0-            -0-           -0-
Chairman,          1999      375,000    -0-      -0-          -0-          -0-            -0-           -0-
President and      1998      350,000    -0-      -0-          -0-          -0-            -0-           -0-
Chief Executive
Officer(1)

David M. Barnes    2000      140,000    -0-      -0-          -0-          -0-            -0-           -0-
Chief Financial    1999      125,000    -0-      2,000        -0-          -0-            -0-           -0-
Officer and        1998      156,000    -0-      -0-          -0-          -0-            -0-           -0-
Director

C. Dean McLain (2) 2000      300,000    -0-      -0-          -0-          -0-            -0-           -0-
Executive Vice     1999      290,000    -0-      -0-          -0-          -0-            -0-           -0-
President and      1998      280,000    68,935   -0-          -0-          -0-            -0-           -0-
Director;
President of
Western

     (1) Includes $150,000 paid under Mr. Rubin's Consulting Agreement with Western during Fiscal 1999 and Fiscal 2000 and $150,000 paid under Mr. Rubin's now-expired employment agreement with Western during Fiscal 1997 and Fiscal 1998. See "Employment Agreements."

     (2)  Paid by Western.

         STOCK OPTION PLANS


OPTION GRANTS IN FISCAL 2001

     The Company has granted a total of 5,910,000 options under the 2001 Plan during Fiscal 2001. This amount includes 5,400,000 options which replace those issued as of various dates during Fiscal 2000 under the 2000 Plan, all of which options were cancelled on October 3, 2000. The 2001 Plan was adopted on October 3, 2000 and also as of such date the 2000 Plan was cancelled. As of November 8, 2000, a total of 5,910,000 options have been granted and all such options were granted under the 2001 Plan subsequent to the end of Fiscal 2000.

     The Board of Directors amended the employment agreement of Robert M. Rubin as of October 3, 2000, pursuant to which the Company made a one-time grant of 250,000 incentive stock options under the 2001 Plan to Mr. Rubin exercisable for five years after issuance at $0.275 per share. See "Employment Agreements."

     The Company also on October 3, 2000 granted 500,000 non-qualified stock options to each of Michael Sweeney, and Eric Staffin 250,000 non-qualified stock options to Stephen Byers (a nominee for Director) and 100,000 non-qualified stock options to Michael Metter, all in consideration for services rendered and to be rendered by such persons who have agreed to be engaged as consultants to the Company, and 250,000 non-qualified stock options to Gersten, Savage & Kaplowitz, LLP ("GSK") and 250,000 non-qualified stock options to Stephen Berger in consideration for legal services. Except for the options issued to GSK which vested fully upon issuance and the 100,000 options to Mr. Metter vesting one-third at issuance and at each of the two years thereafter, the foregoing options vest in one-fifth (20%) increments at issuance and each of the four years thereafter. The Company also issued 50,000 non-qualified stock options, on such date and on the same terms, to Bert Gusrae in consideration of corporate finance consulting services rendered to the Company, which options vested upon issuance. The Company also issued 1,650,000 incentive stock options to Jeffrey Berman, which options vest one-half at issuance and the remaining one-half May 27, 2001. All of the foregoing options are exercisable for five years after issuance at $0.275, 110 % of the fair market value on the date of grant. The Company also issued a total of 1,790,000 incentive stock options, vesting immediately upon granting, to Messrs. Rubin (840,000), Katz (350,000), McLain (300,000) and Barnes (300,000) to replace an equal number of options under the 2000 Plan that were cancelled, and such options are exercisable for five years after issuance for $0.275 per share. Except for Mr. Staffin's options, all of the preceding options granted replace an identical number of options granted to such persons under the 2000 Plan and since cancelled.

     As of December 7, 1999 the Company cancelled all outstanding options issued under the 1996 Plan (the "1996 Plan") and 1991 Stock Option Plan, (the "1991 Plan") adopted the 2000 Plan and issued new incentive stock options under the 2000 Plan for an identical number of shares of Common Stock as was issuable upon exercise of all such cancelled options under the 1996 Plan and 1991 Plan. These options were exercisable for five years after the date of issuance at an exercise price of $0.21 per share, or approximately 110% of the closing sale price of the Company's Common Stock on December 7, 1999.

     The following table provides information concerning the exercise of stock options during the last completed fiscal year by each executive officer named in the Summary Compensation Table, and the fiscal year-end value (as of July 31, 2000) of unexercised options held by each such person. None of these options have been exercised as of November 7, 2000.

                          Aggregated Options Exercised
                         in Last Fiscal Year and Fiscal
                             Year-End Option Values
                                                                  Value of
                                                Number of        Unexercised
                                               Unexercised      In-the-Money
                       Shares                  Options/SARs     Options/SARs
                     Acquired on    Value       at FY-End        at FY-End
Name                 Exercise (#)  Realized    Exercisable      Exercisable


Robert Rubin              -0-        -0-        840,000         $453,600

David Barnes               -0-       -0-        300,000         $162,000

C. Dean McLain             -0-       -0-        300,000         $162,000


THE 2001 STOCK OPTION PLAN

     The 2001 Plan was adopted on October 3, 2000 and as of such date 5,910,000 options were granted. Previously the Company's Board of Directors cancelled as on October 3, 2000 all options outstanding under the Company's 2000 Plan, adopted on December 7, 1999, adopted as of such date the 2001 Plan and issued new stock options under the 2001 Plan for an identical number of shares of Common Stock as were issuable upon exercise of the cancelled options. As of November 8, 2000 the Company has granted an aggregate of 5,910,000 options under the 2001 Plan.

     As of November 8, 2000, the directors, nominees and executive officers listed below hold outstanding non-qualified options to acquire shares of Common Stock granted under the Company's 2001 Plan, as follows:

Recipient          Date of Grant      Number of Options   Exercise Price (2)(3)

Robert M. Rubin    October 3, 2000      840,000 (1)(4)             $0.275

C. Dean McLain     October 3, 2000      300,000 (1)(4)             $0.275

Howard Katz        October 3, 2000      350,000 (1)(4)             $0.275

David M. Barnes    October 3, 2000      300,000 (1)(4)             $0.275

Jeffrey Berman     October 3, 2000    1,650,000 (4)(6)             $0.275

Stephen Byers      October 3, 2000      250,000 (5)(7)             $0.275

Allen Perres       October 3, 2000      250,000 (5)(7)             $0.275

Seymour Kessler    October 3, 2000      250,000 (5)(7)             $0.275

Eric Staffin       October 3, 2000      500,000 (4)(6)             $0.275

     (1)  These  options are fully  exercisable

     (2) As the market value of the Common Stock underlying options issued under the 2001 plan (measured as the average of the closing bid and ask price) on November 3, 2000, was $0.593 per share, the foregoing options issued under the 2001 Plan (including unexercisable options) are "In-the-money."

     (3) The exercise prices of all options equal 110% of the closing price of the Common Stock as reported on the OTC Bulletin Board on the date of grant.

     (4)  These are incentive stock options.

     (5)  These are non-qualified stock options.

     (6) These options vested one-half upon granting and one-half on May 27, 2001.

     (7) These options will vest only upon their election to the Board of Directors.

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

     Mr. Rubin also received as compensation under the Restated Agreement a one-time grant of 250,000 incentive stock options under the 2001 Plan, which options are immediately exercisable at $0.275 per share (110% of the closing bid price of the Common Stock on October 3, 2000, the date of grant).

     The Restated Agreement also provides for incentive bonuses consisting of 10% of the sale price in excess of the Company's basis, up to a maximum aggregate bonus of $3,000,000, to be paid to Mr. Rubin contingent upon the Company's ability to dispose of its holdings of the common stock of either eGlobe, Inc. or Western and receive net aggregate proceeds in excess of $3,000,000 from the sale of the shares of either eGlobe or Western shares. In addition, Mr. Rubin, Mr. McLain and Western have contemplated their acquisition of certain of the assets of Western, but there is no agreement with regards to such acquisition.

     Mr. Rubin is also engaged by Western, the Company's 59.5%-owned subsidiary, pursuant to a two-year Consulting Agreement, effective August 1, 1998 and extended for seven years from August 1, 2000 under which starting in Fiscal 2001 he is now paid $200,000 annually plus reimbursment for his business expenses.

     C. Dean McLain C. Dean McLain serves as the President and Chief Executive Officer of Western pursuant to a ten-year employment agreement expiring July 31, 2005. This employment agreement superseded Mr. McLain's earlier employment agreement with the Company, which is further described below and which was terminated upon the execution of his employment agreement with Western. Pursuant to such agreement, Mr. McLain received an annual base salary, payable monthly, of $250,000 through the end of Fiscal 1996, $265,000 per annum in Fiscal 1997, $280,000 per annum in Fiscal 1998, $290,000 per annum in Fiscal 1999 and $300,000 per annum in Fiscal 2000. For each of the fiscal years ending 2001, 2002, 2003, 2004 and 2005, Mr. McLain's base salary shall be determined by the Compensation Committee of Western and ratified by the full Board of Directors of Western. In each of the five fiscal years from 2001 through 2005, such base salary shall not be less than the annual base salary in effect in the immediately preceding fiscal year plus a cost of living adjustment. In addition, Mr. McLain has been entitled to receive bonus payments in each of the fiscal years from Fiscal 1996 through and including Fiscal 2000, inclusive, equal to five percent (5%) of such fiscal year consolidated pre-tax income of Western in excess of $1,750,000 in each such fiscal year (the "Incentive Bonus"); provided, that the maximum amount of the Incentive Bonus payable by Western to Mr. McLain shall not exceed $150,000 in any such fiscal year, without regard to the amount by which Western's consolidated pre-tax income shall exceed $1,750,000 in each of such fiscal years. For each of the fiscal years ending 2001 through 2005, Mr. McLain's incentive bonus shall be determined by the Compensation Committee of Western's Board of Directors and ratified by Western's full Board of Directors. The maximum annual incentive bonus which Mr. McLain shall be entitled to receive under his Employment Agreement shall not be less than $150,000. As used in Mr. McLain's Employment Agreement, the term "consolidated pre-tax income" is defined as consolidated net income of Western and any subsidiaries of Western subsequently created or acquired, before the Incentive Bonus, income taxes and gains or losses from disposition or purchases of assets or other extraordinary items. Mr. McLain was also granted 300,000 incentive stock options on October 3, 2000 under the 2001 Plan, which options are immediately exercisable for five years at $0.275 per share.

     Howard Katz Howard Katz is a director of the Company. Mr. Katz is presently receiving severance payments of approximately $78,000 annually, under a severance agreement which provides for payments over a three-year period ending July 31, 2001. Mr. Katz received $78,000 in Fiscal 2000 and $91,738 in salary severance and other compensation during Fiscal 1999. Prior to July 31, 1998, Mr. Katz served as the Company's Executive Vice President since April 15, 1996 and received an annual base salary of $185,000 for Fiscal 1998. In addition, on October 3, 2000 Mr. Katz received 350,000 stock options under the 2001 Plan, which are immediately exercisable for five years at $0.275 per share.

     David M. Barnes David M. Barnes is a director and Chief Financial Officer of the Company. In Fiscal 2000 Mr. Barnes received total compensation of $140,000. In Fiscal 1999 Mr. Barnes received a base salary of $125,000 and certain executive benefits which brought his total Fiscal 1999 compensation to $127,000. In Fiscal 2001 Mr. Barnes will continue in these capacities with a base salary of $150,000 plus certain executive benefits. Between May 15, 1996 and July 31, 1998 Mr. Barnes received an annual salary of $150,000. In addition on October 3, 2000 Mr. Barnes received 300,000 incentive stock options under the 2001 Plan, which options are immediately exercisable for five years at $0.275 per share.


         Compensation Committee Interlocks and Insider Participation

     During Fiscal 1998 and Fiscal 1999 the Board of Directors' Compensation Committee (the "Compensation Committee") did not meet. During this time the Company's Board of Directors decided all compensation matters relating to the Company's executive officers. The Compensation Committee has met in June 2000, to discuss, ratify and approve Mr. Rubin's employment agreement, and discuss other matters.

     Mr. Rubin's annual compensation, identified in the Summary Compensation Table, was determined by his employment agreements with the Company, which were approved by the Board of Directors. Mr. Rubin's employment agreement was amended in December 1999 and is now for a five year term expiring December 7, 2004. For information concerning Mr. Rubin's Restated Agreement, see "Employment, Incentive Compensation and Termination Agreements." Mr. Rubin also entered into a separate employment agreement with Western. Mr. McLain's annual compensation was set by his amended employment agreement with Western. See "Employment, Incentive Compensation and Termination Agreements."

     No director of the Company is paid to attend Board meetings, although they are reimbursed for their actual expenses. During the first nine months of Fiscal 2000 the Company has held two meetings of the Board of Directors at which all directors were present telephonically. During Fiscal 1999 there were no meetings of the Board of Directors and actions of the Board were taken pursuant to resolutions approved by the unanimous written consent of the directors (not counting abstentions). During Fiscal 1999, there were no meetings of the Compensation Committee and all matters regarding compensation were resolved or handled by the entire Board of Directors. During Fiscal 2000, the Compensation Committee has only met once in June 2000 to discuss, ratify and approve Mr. Rubin's employment agreement and the 2000 Plan, and other matters. While Mr. Rubin serves on the Compensation Committees of the Boards of Directors of other publicly held corporations, no executive officers or directors of such companies serve on the Company's Compensation Committee. The Compensation Committee reviews the compensation for all employees and the granting of options under all of the Company's employee stock option plans that may exist and be in effect from time to time, and presently consists of Messrs. McLain, Berman and Katz. If Mr. Byers is elected to the Board, it is anticipated that he will replace Mr. McLain on the Compensation Committee.

         Transactions with ERD Waste Corp.

     The Company incurred a loss of approximately $5,000,000 as a result of certain transactions it entered into with ERD Waste Corp. ("ERD") in Fiscal 1997. On September 30, 1997, ERD filed for reorganization under Chapter 11 of the federal bankruptcy laws. The Company has recorded a $5,000,000 net loss in connection with these transactions, which included making available for ERD's benefit a $4,400,000 letter of credit and making an additional $500,000 loan, for Fiscal 1997.

     Robert M. Rubin, the Chairman and Chief Executive Officer and a principal stockholder of the Company, was previously also the Chairman, Chief Executive Officer, a director and a principal stockholder of ERD, and owns approximately 25.1% of the outstanding ERD Common Stock.

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

     On September 30, 1997, ERD filed for reorganization under Chapter 11 of the federal bankruptcy laws. On October 29, 1997, Chase Bank drew $4,400,000 from the Letter of Credit. As a result, the Company became liable to North Fork Bank, the issuer of the Letter of Credit, for such amount, which obligation the Company paid in full on October 31, 1997. As a result, the Company is now a creditor in the ERD reorganization, holding approximately $5,000,000 of claims and a lien on certain ERD assets. However, the federal bankruptcy courts will not sustain or honor this lien on the basis of the common control between the Company and ERD resulting from Mr. Rubin's offices with each. If the lien is not sustained, the Company will be only a general unsecured creditor of ERD. As a result of the foregoing development, the Company recorded a $5,000,000 net loss in connection with the Letter of Credit and Advance Loan to ERD for the year ended July 31, 1997. In the event that the Company does not recoup any portion of such loss in connection with the ERD bankruptcy proceedings or otherwise, Mr. Rubin had agreed to personally indemnify the Company for the first $1,600,000 of such loss. See "The Class Action." pursuant to the settlement agreement Mr. Rubin has agreed to pay this amount regardless of whether it is recouped from ERD. (See note 10)

     Mr. Rubin was a director of IDF until August 1999 and owned 874,659 shares of IDF common stock, representing approximately 9.0% of the then outstanding IDF common stock after giving effect to the IDF Merger, and including Mr. Rubin's conversion of an $800,000 loan previously made to IDF into preferred stock convertible into an additional 400,000 shares of IDF common stock, prior to his transfer of such shares to the Rubin Family Irrevocable Stock Trust. Subsequent the IDF Merger, Mr. Rubin has served as Chairman of the Board of Directors of IDF until August 1999 and received a three year employment agreement from IDF at an annual salary of $75,000. However, Mr, Rubin has not received payments thereunder since IDF'S fiscal year ended July 31, 1998.

     During Fiscal 1999 and Fiscal 2000 the Company provided financing to IDF, a minority-owned subsidiary. As of June 18, 1999, the Company had provided IDF with $992,000. These funds were used for working capital, the payment of certain delinquent taxes and other liabilities of Hayden/Wegman, Inc. an IDF subsidiary ("Hayden\Wegman"), and costs related to the discontinuation of operations of the TechStar subsidiary. The Company took a full reserve against the $992,000 and $364,000 in advances to IDF in fiscal 1999 and 2000 respectively due to IDF's significant decrease in revenue and its inability to obtain further financing. In September 2000, IDF discontinued the operations of Hayden / Wegman.

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

Compensation Committee Report On Executive Compensation

     The Board of Directors has been largely responsible for the Company's executive compensation policy as the Compensation Committee did not meet during Fiscal 1999 and only met once during Fiscal 2000. The Board believes that offering its senior executive officers employment agreements is the best way to attract and retain highly capable employees on a basis that will encourage them to perform at increasing levels of effectiveness and to use their best efforts to promote the growth and profitability of the Company and its subsidiaries. The Board believes this enabled it to concentrate on negotiating particular employment contracts rather than establishing more general compensation policies for all management and other personnel. The Company believes that its compensation levels as to all of its employees were comparable to industry standards. Currently, Mr. Rubin and Mr. Jeffrey Berman are the Company's only senior executive officers employed under a contract approved by the full Board of Directors. See "Executive Compensation-Employment, Incentive Compensation and Termination Agreements."

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

Compliance with Section 16(a) of the Exchange Act.

     To the knowledge of the Company, with the exception of Messrs. Rubin, Mc Lain, Barnes and Katz, who did not timely file a Form 4 reflecting the cancellation of their 1996 Plan options and granting of their new options under the 2000 Plan, and Mr. Berman who did not timely file a Form 3 upon his election to the Board, no officers, directors, beneficial owner of more than 1 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any other person subject to Section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during Fiscal 2000.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of November 1, 2000 with respect to the beneficial ownership of the Common Stock of the Company by each beneficial owner of more than five percent (5%) of the total number of outstanding shares of the Common Stock of the Company, each director and all executive officers and directors of the Company as a group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares. The table does not include options or SARs that have not yet vested or are not exercisable within 60 days of the date hereof.


Name and Address*                                              Number of Shares                Percentage of
of Beneficial Owner               Office(s)                    Beneficially Owned(1)           Common Stock (1)
-------------------               ---------                    ---------------------           ----------------

Robert M. Rubin                   Director, President, Chief          1,062,798(2)(3)(7)(9)          7.9
                                  Executive Officer and
                                  Chairman of the Board

C. Dean McLain                    Director, Executive                   300,000(3)                   2.4
4601 N.E. 77th Avenue             Vice-President and
Suite 200                         President of Western
Vancouver, WA 98662               Power and Equipment Corp.
                                  ("Western")


Howard Katz                       Director                              350,000 (4)                  2.8


David M. Barnes                   Chief Financial Officer               300,000 (5)                  2.4
                                  Vice President of Finance
                                  and Director

Rubin Family Irrevocable                                              1,025,000 (6)                  8.3
Stock Trust
25 Highland Blvd.
Dix Hills, NY 11746

Jeffrey Berman                    Director                              825,000 (7)                  5.9


Stephen Byers                     Nominee for Director                  250,000 (8)                  2.0


Seymour Kessler                   Nominee for Director                  250,000 (9)                  2.0


Allen Perres                      Nominee for Director                  250,000 (9)                  2.0


All Directors and Executive                                           2,837,798 (11)                17.3
Officers as a Group (5 persons)



          * Unless otherwise indicated, the address of each such beneficial owner is Buiding 17, 2489 152nd Avenue, Redmond, WA 98052.

          ** Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

The Company has two classes of voting securities:

          (1) Common Stock (12,143,885 shares outstanding) and Series B-1 Preferred Stock (416,263 shares outstanding)

          (2) Includes 222,798 shares of Common Stock owned by Mr. Rubin, and 840,000 incentive stock options to purchase shares of Common Stock granted to Mr. Rubin at an exercise price of $0.275 per share under the Company's 2001 Plan which are fully exercisable.

          (3) Includes 300,000 incentive stock options granted to Mr. McLain under the 2001 Plan on October 3, 2000 to acquire Common Stock, exercisable at $0.275 per share.

          (4) Includes 350,000 incentive stock options to purchase Common Stock at $0.275 per share under the 2001 Plan, all of which are exercisable.

          (5) Includes 300,000 incentive stock options granted to Mr. Barnes under the 2001 Plan to purchase Common Stock at an exercise price of $0.275 per share.


          (6) Robert M. Rubin, a grantor of the Rubin Family Irrevocable Stock Trust (the "Trust") does not have any voting power over, and disclaims beneficial ownership of the shares held by the Trust. See "Insider Participation," "Executive Compensation-Employment, Incentive Compensation and Termination Agreements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


          (7) Includes 825,000 incentive stock options to purchase Common Stock granted to Mr. Berman under the 2001 Plan on October 3, 2000 in consideration of past and anticipated services, which are immediately exercisable for five years at $0.275 per share. Does not include 825,000 incentive stock options which will vest on May 7, 2001.

          (8) Includes 250,000 non-qualified options to purchase Common Stock granted under the 2001 Plan as of October 3, 2000 to Mr. Byers in consideration for his anticipated services as a director of the Company. These options shall be exercisable at $0.275 per share only upon, and for five years after, his election to the Board of Directors.

          (9) Includes 250,000 non-qualified options to purchase Common Stock granted under the 2000 Plan as of October 3, 2000 to each of Dr. Kessler and Mr. Perres in consideration for their anticipated services as directors of the Company, which options shall be exercisable at $0.2125 per share only upon, and for five years after their election to the Board of Directors.

          (10) Excludes Dr. Kessler and Mr. Perres and Mr. Byers, who are nominees for Director.

          (11) See Notes (2) through (7), and Note (10).

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

         Dated: November 13, 2000

     AMERICAN UNITED GLOBAL, INC.



                 By:./s/ Robert M. Rubin
                 -----------------------
                  Robert M. Rubin, Chairman

     In accordance with the Securities and Exchange Commission, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature               Title                              Date


/s/ Robert M. Rubin     Chairman of the Board, Chief        November 13, 2000
--------------------    Executive Officer and Director
Robert M. Rubin




/s/ C. Dean McLain      Executive Vice President and        November 13, 2000
------------------      Director
C. Dean McLain



/s/ David M. Barnes     Vice President--Finance and Chief   November 13, 2000
--------------------    Financial and Chief Accounting
David M. Barnes         Officer



/s/ Howard Katz         Director                            November 13, 2000
-------------------
Howard Katz


/s/ Jeffrey Berman      Director                            November 13, 2000
-------------------
Jeffrey Berman

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