Form 10-Q
period 2000-10-31
AMERICAN UNITED GLOBAL INC
filed 2000-12-19
CIK 859792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For The Three Months Ended October 31, 2000
                         Commission File Number 1-13549


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


                              YES X                              NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                Title of Class           Number of Shares
                 Common Stock               Outstanding
          (par value $.01 per share)        12,143,385

                         AMERICAN UNITED GLOBAL, INC.


                                      INDEX

                                                                     Page
                                                                    Number

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements
     Consolidated Balance Sheets
       October 31, 2000 (unaudited) and July 31, 2000..............       1
     Consolidated Statements of Operations
       Three Months Ended October 31, 2000
       and October 31, 1999 (unaudited)............................       2
     Consolidated Statements of Cash Flows
       Three Months Ended October 31, 2000
       and October 31, 1999  (unaudited)............................      3
     Notes to the Consolidated Financial
    Statements (unaudited).........................................     4-6
   Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations.................     7-9
   Item 3. Quantitative and Qualitative Disclosure about
     Market Risk...................................................     N/A

PART II. OTHER INFORMATION
   Item 1. Legal Proceedings ......................................     10
   Item 2. Changes in Securities...................................     N/A
   Item 3. Defaults Upon Senior Securities.........................     N/A
   Item 4. Submission of Matters to a Vote of Security
     Holders.......................................................     N/A
   Item 5. Other Information ......................................     10
   Item 6. Exhibits and Reports on Form 8-K........................     10

ITEM 1
                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                                                                       OCTOBER 31,       JULY 31,
                                                                                           2000            2000
                                                                                         ----            ----
                                                                                      (unaudited)
                                  ASSETS


CURRENT ASSETS:
   Cash and cash equivalents................................................  $           990,000  $          1,281,000
   Investment in marketable securities.....................................             1,582,000             3,629,000
   Trade accounts receivable, less allowance for doubtful accounts
    of $724,000 and $563,000, respectively.................................            17,596,000            17,347,000
   Inventories.............................................................            56,458,000            58,297,000
   Prepaid expenses and other receivables..................................               243,000               478,000
   Deferred tax asset......................................................             2,273,000             2,273,000
   Receivable from Chairman...............................................                  -                   299,000
   Notes receivable .......................................................                 -                 1,161,000
                                                                                      ------------          -----------

       TOTAL CURRENT ASSETS................................................            79,142,000            84,765,000

   Property and equipment, net ............................................             5,983,000             9,450,000
   Rental equipment, net ..................................................            25,250,000            26,076,000
   Leased equipment, net ..................................................             4,921,000             4,975,000
   Goodwill, net of accumulated amortization
     of $601,000 and $693,000, respectively ...............................             2,833,000             2,858,000
   Other assets............................................................               425,000               425,000
                                                                                      -----------          ------------

       TOTAL ASSETS........................................................  $        118,554,000  $        128,549,000
                                                                                      ===========          ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Borrowings under floor plan financing...................................  $         19,830,000  $         14,768,000
   Short-term borrowings...................................................            62,184,000            69,171,000
   Current portion of capital lease obligations ...........................                48,000                17,000
   Accounts payable........................................................             9,463,000            10,810,000
   Accrued liabilities.....................................................             5,006,000             5,097,000
   Income taxes payable....................................................               565,000               581,000
   Due to shareholders.....................................................             1,900,000             1,900,000
                                                                                        ---------             ---------
       TOTAL CURRENT LIABILITIES...........................................            98,996,000           102,344,000

Long-term borrowings ......................................................                28,000                28,000
Capital lease obligations, net of current portion..........................               900,000             4,786,000
Deferred taxes.............................................................             2,273,000             2,273,000
Deferred lease income......................................................             5,919,000             5,982,000
                                                                                        ---------             ---------
       TOTAL LIABILITIES...................................................           108,116,000           115,413,000

Minority interest..........................................................             5,949,000             5,763,000

Commitments and contingencies

Shareholders' equity:
   Preferred stock, 12.5% cumulative, $1.00 per share liquidation value,
    $.01 par value; 1,200,000 shares authorized;
     none issued and outstanding...........................................                  -                   -
   Series B-1 preferred stock, convertible to common,
     $3.50 per share liquidation value, $.01 par value; 1,000,000 shares
      authorized;  416,263 shares issued and outstanding...................                 4,000                 4,000
   Common stock, $.01 par value; 40,000,000 shares
     authorized; 12,143,385 shares issued and outstanding..................               121,000               121,000
   Additional contributed capital..........................................            50,806,000            50,274,000
   Retained (deficit)......................................................           (45,126,000)          (44,310,000)
  Accumulated other comprehensive (loss) income............................            (1,316,000)            1,284,000
                                                                                       ----------             ---------
       TOTAL SHAREHOLDERS' EQUITY..........................................             4,489,000             7,373,000
                                                                                        ---------             ---------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................  $        118,554,000  $        128,549,000
                                                                                     ============           ===========


                               See accompanying notes to consolidated financial statements.




                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                       OCTOBER 31,

                                                                   2000            1999
                                                                   ----            ----


Net revenues...........................................       $37,783,000  $         42,063,000
Cost of revenues.......................................        32,925,000            37,144,000
                                                               ----------            ----------

Gross profit...........................................         4,858,000             4,919,000

Selling, general and administrative expenses...........         4,133,000             3,650,000
                                                                ---------             ---------

Operating income.......................................           725,000             1,269,000

Loss on sale of marketable securities..................          (383,000)                -
Other income...........................................           856,000               218,000
Interest expense, net..................................        (1,828,000)           (1,533,000)
                                                               ----------            ----------

Loss before income taxes and minority interest.........          (630,000)              (46,000)

Provision for income taxes.............................             -                   (62,000)
Equity in loss of unconsolidated subsidiary............             -                  (176,000)
Minority interest in (earnings) of
   consolidated subsidiary.............................          (186,000)              (49,000)
                                                                 --------               -------


Net loss ..............................................      $   (816,000)          $   (333,000)
                                                             ============           ============


Basic and diluted loss per share.......................            (0.07)                 (0.03)
                                                                   =====                  =====

Weighted average number of shares......................         12,143,385            11,921,529
                                                                ==========            ==========

                               See accompanying notes to consolidated financial statements.


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                         THREE MONTHS ENDED
                                                                            OCTOBER 31,
                                                                            -----------
                                                                      2000                1999
                                                                      ----                ----


CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)..........................................       $    (816,000)      $      (333,000)
   Adjustments to reconcile net loss to
     net cash (used) provided by operating activities
     Depreciation and amortization.....................           3,285,000             3,531,000
     Gain on sale of fixed assets......................            (522,000)                -
     Loss on sales of investments......................             383,000                 -
     Income applicable to minority interest............             186,000                49,000
     Stock option compensation.........................             530,000                  -
     Undistributed loss (income) of affiliate..........                -                  176,000
     Changes in assets and liabilities:
       Accounts receivable.............................            (249,000)           (1,776,000)
       Inventories.....................................             119,000             5,407,000
       Inventory floor plan financing..................           5,066,000            (4,152,000)
       Short-term borrowings...........................          (6,992,000)             (274,000)
       Prepaid expenses and other receivables..........             234,000                88,000
       Leased equipment, net...........................              53,000               127,000
       Accounts payable................................          (1,347,000)           (2,394,000)
       Other accrued liabilities.......................            (182,000)              173,000
       Income taxes payable............................             (16,000)               53,000
       Deferred revenue................................             (63,000)             (147,000)
                                                                    -------              --------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES.......            (331,000)              528,000

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment..................            (263,000)              (58,000)
   Purchase of rental equipment, net...................            (359,000)           (1,498,000)
   Proceeds on sale of fixed assets....................              60,000
   Sale of marketable securities.......................             619,000               120,000
                                                                    -------               -------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES.......              57,000            (1,436,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on capital lease.................             (17,000)              (14,000)
   Payment of long term borrowings.....................               -                    (4,000)
                                                                   ---------               ------


NET CASH USED BY FINANCING ACTIVITIES..................             (17,000)              (18,000)
                                                                    -------               -------

Net decrease in cash and cash equivalents..............            (291,000)             (926,000)
Cash and cash equivalents, beginning...................           1,281,000             2,914,000
                                                                  ---------             ---------

Cash and cash equivalents, ending......................       $     990,000       $     1,988,000
                                                              =============       ===============


                    See accompanying notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial information included in this report has been prepared in conformity with the accounting principles reflected in the consolidated financial statements for the preceding year included in the annual report on Form 10-K for the year ended July 31, 2000 filed with the Securities and Exchange Commission. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's financial statements included in the annual report on Form 10-K for the year ended July 31, 2000 filed with the Securities and Exchange Commission.


     The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share of the equity of Western Power and Equipment Corp. ("Western") of 40.4% at October 31, 2000 and July 31, 2000.

NOTE 2 - INVENTORIES


          Inventories consist of the following:


                                                                             OCTOBER 31          JULY 31,
                                                                             ----------          --------

                                                                                 2000            1999
                                                                                 ----            ----


Equipment (net of allowances of $4,027,000 and $4,770,000, respectively):

New equipment...........................................................  $    39,571,000   $    40,148,000
Used equipment..........................................................        6,179,000         7,442,000
Parts  (net of allowances of $560,000 and $522,000, respectively).......       10,708,000        10,707,000
                                                                               ----------        ----------

  .                                                                         $  56,458,000    $   58,297,000
                                                                            =============    ==============


NOTE 3 - SHORT TERM BORROWINGS

     As of October 31, 2000 Western and Deutsche Financial Services (DFS) signed an amendment to the existing loan and security agreement. The amendment waived all prior defaults under the agreement and established revised financial covenants to be measured at the end of Western's second and fourth quarters. In addition, the amendment included several periodic mandatory reductions in the credit limit. The amended DFS facility matures December 28, 2001 and is a floating rate facility based on prime with rates between 0.75% under prime to 0.25% above prime depending upon the amount of total debt leverage of Western.

NOTE 4 - STOCK OPTIONS

     The 2000 Stock Option Plan was approved by the Board of Directors on December 7, 1999 and was subsequently cancelled effective October 3, 2000. On that same date, the Board of Directors approved the Company's 2001 Stock Option Plan consisting of options to purchase 7,500,000 shares of common stock and all 5,400,000 outstanding options that had been granted under the 2000 Plan were replaced by stock options covering the same number of shares under the 2001 Plan. These options were all granted on October 3, 2000, vest over varying periods and are exercisable at $0.275 per share. The Company also granted options covering 500,000 shares to a special consultant, 50,000 additional options to a law firm and 10,000 options to a financial consultant and as of October 31, 2000 a total of 5,960,000 stock options had been granted under the 2001 Plan. Compensation relative to option grants has been recorded pursuant to The Black Scholes method where applicable.

NOTE 5 - GOODWILL

     Goodwill arose pursuant to acquisitions by Western and is being amortized over lives ranging from 25 to 40 years.

NOTE 6 - SEGMENT INFORMATION

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

         Business Component          Three Months Ended
         Net Revenues                       October 31,
                                      2000              1999

         Equipment Sales            $ 17,724          $ 21,031
         Equipment Rental              6,982             7,355
         Product Support              13,077            13,677
                                      ------            ------

         Totals                     $ 37,783          $ 42,063
                                    ========          ========


         Business Component          Three Months Ended
         Gross Margins                      October 31,
                                      2000              1999

         Equipment Sales            $     73          $     96
         Equipment Rental              1,893             2,489
         Product Support               2,892             2,334
                                       -----             -----

         Totals                     $  4,858          $  4,919
                                    ========          ========

NOTE 7 - SUBSIDIARY PREFERRED STOCK

     Western has been authorized to issue up to 10,000,000 shares of "blank check" preferred stock, with respect to which all the conditions and privileges thereof can be determined solely by action of such subsidiary's Board of Directors without further action of its stockholders. As of November 30, 2000, none were issued and outstanding.

NOTE 8 - SUBSEQUENT EVENTS


     On November 1, 2000, 777,414 shares of Western common stock were distributed pursuant to the final court approved settlement of the shareholder class action. Effective on that date, the Company's percentage ownership of Western became 36.2%. Accordingly, Western's results of operations will no longer be consolidated with those of the Company and will be accounted for on the equity method as of November 1, 2000. A loss of $1,434,000 was accrued at July 31, 2000 representing the difference between the book value of the Western shares transferred and their market value pursuant to the settlement agreement.


     On November 2, 2000, Western and e-Mobile, Inc. ("EMI") signed a definitive Merger Agreement pursuant to which a newly formed holding company will acquire both Western and EMI. In addition, Western also signed an Asset Purchase Agreement. Under the terms of the agreement, a newly formed holding company will issue 52 million shares of its common stock to acquire the existing shares of EMI and approximately 3.3 million shares to acquire the existing shares of Western. The holding company will assume all outstanding options of both EMI and Western. It is anticipated that a new board of directors will be appointed at the closing and that the officers of EMI will become officers of the holding company.



     As a condition of the merger, Western will seek shareholder approval to allow certain members of Western's management, officers and certain directors to purchase Western's assets and assume its liabilities for $4.1 million, which will be paid by a secured note (the note will be subordinate to the current security interest of DFS) over seven years at seven percent (7%) interest per annum, with interest only payments for the first year and thereafter self-amortizing with quarterly interest payments and semi-annual principal payments. Closing of these transactions is conditioned on approval by the shareholders of Western and EMI and certain other regulatory approvals and contractual conditions. There is no assurance that either transaction will be consummated.

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


     Western Power & Equipment Company provides light, medium and heavy construction equipment through a chain of dealerships located primarily in the Western part of the United States. Western acquired its first seven retail distribution stores in November 1992. Western expanded to 18 stores in four states by the end of fiscal 1996, to 23 stores in five states by the end of fiscal 1997, and to 27 stores in five states by the end of fiscal 1998. In fiscal 1999 and 2000 Western consolidated certain locations and had 20 operating facilities at October 31, 2000. Western's growth has been accomplished through a combination of new store openings, strategic acquisitions, and to a lesser extent, comparable stores revenue increases.

     Western plans to open and acquire additional distribution outlets for Case products, as well as for products that may be manufactured by other companies. Western's results can be impacted by the timing of and costs incurred in connection with new store openings and acquisitions.


     The Three Months Ended October 31, 2000 Compared to the Three Months Ended October 31, 1999

     Western's revenues for the three-month period ended October 31, 2000 decreased 10.2% to $37.8 million compared with $42.1 million for the three-month period ended October 31, 1999. Revenues were down from the prior year's first quarter in every department. The decrease in sales was primarily due to the closure of four branches during the fiscal year ended July 31, 2000.

     Western's gross profit margin of 12.9% for the three-month period ended October 31, 2000 was up from the prior year comparative period margin of 11.7%. The increase in gross profit margins was partly the result of a higher concentration of overall business coming from the relatively higher margin rental, parts and service business.


     Selling, general and administrative expenses totaled $4,133,000 or 10.9% of sales for the three months ended October 31, 2000 compared to $3,650,000 or 8.7% of sales for the three months ended October 31, 1999. The increase in selling, general and administrative expenses of $483,000 is primarily attributable to stock option compensation and salary expenses in the current quarter for which no comparable expense exists in the prior year comparable quarter offset by slight decreases in expenditures at Western.

     Net interest expense for the three months ended October 31, 2000 of $1,828,000 was up $295,000 from the $1,533,000 in the prior year comparative period. This increase is primarily the result of higher average interest rates at Western under the Deutsche Financial Services facility.

     The Company has recorded a full valuation allowance against the deferred tax benefit for net operating losses generated, since in management's opinion the net operating losses do not meet the more likely than not criteria for future realization.

     The Company had net loss for the quarter ended October 31, 2000 of $816,000 or $0.07 per (basic and diluted) share compared with a net loss of $333,000 or $0.03 per (basic and diluted) for the prior year's first quarter. The current years quarter included a charge of $532,000 for stock option compensation and a loss on the sale of marketable securities of $383,000. There were no such comparable expenses in the quarter ended October 31, 1999. These losses were somewhat offset by the Company's proportionate share of a pre-tax gain on the sale of leases of leases at Western of approximately $350,000.

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

     Under inventory floor planning arrangements the manufacturers of products sold by Western provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At October 31,
2000, Western was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $19,814,000.

     As of October 31, 2000, Western and DFS signed an amendment to the existing loan and security agreement. The amendment waived all prior defaults under the agreement and established revised financial covenants to be measured at the end of Western's second and fourth quarter. In addition, the amendment included several periodic mandatory reductions in the credit limit. The amended DFS credit facility matures December 28, 2001 and is a floating rate facility based upon prime with rates between 0.75% under prime to 0.25% above prime depending upon the amount of total debt leverage of Western.

     Borrowings under the DFS credit facility are secured by Western's assets, including accounts receivable, parts, new equipment, rental fleet and used equipment. Western uses this borrowing facility to lower flooring-related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers to take advantage of cash purchase discounts from its' suppliers, to provide operating capital for further growth and to refinance some of its acquisition related debt at lower interest rates. As of October 31, 2000, approximately $60,684,000 was outstanding under the DFS credit facility.


     During the quarter ended October 31, 2000, cash and cash equivalents and marketable securities decreased by $2,338,000 primarily due to sales of marketable securities to fund operations and decreases in the market value of investment in marketable securities.

     The Company's cash and cash equivalents and marketable securities of $2,572,000 and available credit facilities as of October 31, 2000 are considered sufficient to support current levels of operations for the next twelve months.

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

     On June 1, 1999 an agreement was entered into by all parties whereby the class action was settled for $2,500,000 which is payable, net of costs, to approved claimant shareholders. The settlement consisted of $600,000 in cash from insurance proceeds and $1,900,000 by 777,414 shares of Western common stock owned by the Company. The $600,000 was paid to the claims administrator for the benefit of claimants during fiscal 2000 and the common shares of Western were distributed to the claimant stockholders on November 1, 2000. As a result, the Company no longer owns greater than 50% of Western, and will account for Western using the equity method effective November 1, 2000. A loss of $1,434,000 was accrued at July 31, 2000 representing the difference between the book value of the Western shares transferred and their market value pursuant to the settlement agreement.
     In addition, on June 1, 1999 the derivative action was settled for $2,800,000 which amount is payable by Robert M. Rubin to the Company. This settlement originally consisted of $1,100,000 from Mr. Rubin's assignment of his rights to certain consulting payments from Hutchinson Corporation and the transfer by Mr. Rubin to the Company of $1,700,000 of cash, securities and notes in a brokerage account. Both settlement agreements were approved by the court on August 23, 1999 and the settlements were reflected in the financial statements as of July 31, 1999. All amounts due from Mr. Rubin to the Company pursuant to the derivative action settlement were received by February 11, 2000, except for the Hutchinson payments, the receipt of which is conditioned upon shareholder approval of the Hutchinson Transaction, and $299,000 of publicly traded securities. Mr. Rubin was nonetheless obligated to pay both the $1,100,000, if not previously paid by Hutchinson, as well as the $299,000 plus interest no later than July 31, 2000. An amendment to the settlement agreement had extended Mr. Rubin's obligation to pay until September 30, 2000 and on September 21, 2000 Mr. Rubin contributed publicly traded securities to the Company valued at $1,435,000. Such amount included interest of $36,000. As a result, the Hutchinson payments will revert to being payable by Hutchinson to Mr. Rubin. Such payments by Hutchinson to Mr. Rubin will not be made until approval of the Hutchinson transaction, effective January 19, 1996, is obtained from American United Global, Inc. shareholders.

 ITEM 5. OTHER INFORMATION

     On November 2, 2000, Western announced the signing of a definitive Merger Agreement between Western and e-Mobile, Inc. ("EMI") pursuant to which a newly formed holding company will acquire both the Western and EMI. Western simultaneously announced the signing of an Asset Purchase Agreement pursuant to which the current management of the Company would purchase substantially all of the assets and assume substantially all of the liabilities of Western.
Consummation of these transactions is subject to shareholder approval, regulatory approval, and other contractual obligations.

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


AMERICAN UNITED GLOBAL, INC.


December 19, 2000



                  By:     /s/ Robert M. Rubin
                          -------------------
                          Robert M. Rubin
                          Chief Executive Officer




                  By:     /s/ David M. Barnes
                          -------------------
                          David M. Barnes
                          Chief Financial Officer