Form 10-Q
period 2001-01-31
AMERICAN UNITED GLOBAL INC
filed 2001-03-22
CIK 859792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For The Quarter Ended January 31, 2001
                         Commission File Number 1-13549


                          AMERICAN UNITED GLOBAL, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                             95-4359228
      (State or other jurisdiction of       (I.R.S. Employer I.D. Number)
      incorporation or organization)

                 2489 152nd AVENUE N.E.
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

                         AMERICAN UNITED GLOBAL, INC.


                                      INDEX

                                                                     Page
                                                                    Number

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements
     Consolidated Balance Sheets
       January 31, 2001 (unaudited) and July 31, 2000..............       1
     Consolidated Statements of Operations
       Three Months Ended January 31, 2001
       and January 31, 2000 (unaudited)............................       2
       Six Months Ended January 31, 2001
       and January 31, 2000 (unaudited)............................       3
     Consolidated Statements of Cash Flows
       Six Months Ended January 31, 2001
       and January 31, 2000  (unaudited)...........................       4
     Notes to the Consolidated Financial
     Statements (unaudited)........................................      5-6
   Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations.................       7
   Item 3. Quantitative and Qualitative Disclosure about
     Market Risk...................................................     N/A

PART II. OTHER INFORMATION
   Item 1. Legal Proceedings ......................................      8
   Item 2. Changes in Securities...................................     N/A
   Item 3. Defaults Upon Senior Securities.........................     N/A
   Item 4. Submission of Matters to a Vote of Security
     Holders.......................................................     N/A
   Item 5. Other Information ......................................     N/A
   Item 6. Exhibits and Reports on Form 8-K........................      8

ITEM 1
                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                                                                       JANUARY 31,            JULY 31,
                                                                                           2001                 2000
                                                                                         --------            ----------
                                                                                      (unaudited)
                                  ASSETS


CURRENT ASSETS:
   Cash and cash equivalents................................................  $           523,000  $          1,281,000
   Investment in marketable securities.....................................             1,025,000             3,629,000
   Trade accounts receivable, less allowance for doubtful accounts
    of  $563,000...........................................................                 -                17,347,000
   Inventories.............................................................                 -                58,297,000
   Prepaid expenses and other receivables..................................                84,000               478,000
   Deferred tax asset......................................................                 -                 2,273,000
   Receivable from Chairman...............................................                 91,000               299,000
   Notes receivable .......................................................                 -                 1,161,000
                                                                                      ------------          -----------

       TOTAL CURRENT ASSETS................................................             1,723,000            84,765,000

   Property and equipment, net ............................................                 -                 9,450,000
   Rental equipment, net ..................................................                 -                26,076,000
   Leased equipment, net ..................................................                 -                 4,975,000
   Goodwill, net of accumulated amortization of $693,000...................                 -                 2,858,000
   Other assets............................................................               250,000               425,000
   Investment in Western Power & Equipment Corp............................             6,190,000                 -
                                                                                      -----------          ------------

       TOTAL ASSETS........................................................  $          8,163,000  $        128,549,000
                                                                                      ===========          ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Borrowings under floor plan financing...................................  $              -      $         14,768,000
   Short-term borrowings...................................................             2,127,000            69,171,000
   Current portion of capital lease obligations ...........................                 -                    17,000
   Accounts payable........................................................                92,000            10,810,000
   Accrued liabilities.....................................................             1,913,000             5,097,000
   Income taxes payable....................................................                 -                   581,000
   Due to shareholders.....................................................                 -                 1,900,000
                                                                                        ---------             ---------
       TOTAL CURRENT LIABILITIES...........................................             4,132,000           102,344,000

Long-term borrowings ......................................................                 -                    28,000
Capital lease obligations, net of current portion..........................                 -                 4,786,000
Deferred taxes.............................................................                 -                 2,273,000
Deferred lease income......................................................                 -                 5,982,000
                                                                                        ---------             ---------
       TOTAL LIABILITIES...................................................             4,132,000           115,413,000

Minority interest..........................................................                 -                 5,763,000

Commitments and contingencies

Shareholders' equity:
   Preferred stock, 12.5% cumulative, $1.00 per share liquidation value,
    $.01 par value; 1,200,000 shares authorized;
     none issued and outstanding...........................................                  -                   -
   Series B-1 preferred stock, convertible to common,
     $3.50 per share liquidation value, $.01 par value; 1,000,000 shares
      authorized;  416,263 shares issued and outstanding...................                 4,000                 4,000
   Common stock, $.01 par value; 40,000,000 shares
     authorized; 12,143,385 shares issued and outstanding..................               121,000               121,000
   Additional contributed capital..........................................            50,276,000            50,274,000
   Retained (deficit)......................................................           (45,423,000)          (44,310,000)
  Accumulated other comprehensive (loss) income............................              (947,000)            1,284,000
                                                                                       ----------             ---------
       TOTAL SHAREHOLDERS' EQUITY..........................................             4,031,000             7,373,000
                                                                                        ---------             ---------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................  $          8,163,000  $        128,549,000
                                                                                     ============           ===========


                               See accompanying notes to consolidated financial statements.




                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                       JANUARY 31,

                                                                   2001            2000
                                                                   ----            ----


Net revenues...........................................       $     -      $         33,989,000
Cost of revenues.......................................             -                30,123,000
                                                               ----------            ----------

Gross profit...........................................             -                 3,866,000

Selling, general and administrative expenses...........           549,000             3,208,000
                                                                ---------             ---------

Operating (loss) income................................          (549,000)              658,000


Interest expense, net..................................            33,000             1,296,000
Loss on sale of marketable securities..................           661,000                 -
Stock option compensation..............................          (530,000)                -
Other income...........................................           (91,000)                -
Gain on sale of patent.................................             -                  (240,000)
                                                               ----------            ----------

Loss before income taxes and minority interest.........          (622,000)             (398,000)

Benefit for income taxes...............................             -                  (125,000)
Equity in (income) loss of unconsolidated subsidiary...          (325,000)              120,000
Minority interest in earnings of
   consolidated subsidiary.............................             -                  (112,000)
                                                                 --------               -------


Net loss ..............................................      $   (297,000)          $   (281,000)
                                                             ============           ============


Basic and diluted loss per share.......................            (0.02)                 (0.02)
                                                                   =====                  =====

Weighted average number of shares......................         12,143,385            11,921,529
                                                                ==========            ==========

                               See accompanying notes to consolidated financial statements.




                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      SIX MONTHS ENDED
                                                                       JANUARY 31,

                                                                   2001            2000
                                                                   ----            ----


Net revenues...........................................       $     -      $         76,052,000
Cost of revenues.......................................             -                67,267,000
                                                               ----------            ----------

Gross profit...........................................             -                 8,785,000

Selling, general and administrative expenses...........           872,000             6,639,000
                                                                ---------             ---------

Operating (loss) income................................          (872,000)            2,146,000

Loss on sale of marketable securities..................         1,044,000                 -
Interest expense, net..................................           182,000             2,830,000
Other income...........................................           (91,000)                -
Gain on sale of patent.................................             -                  (240,000)
                                                               ----------            ----------

Loss before income taxes and minority interest.........        (2,007,000)             (444,000)

Benefit for income taxes...............................             -                    63,000
Equity in (income) loss of affiliate...................           894,000              (296,000)
Minority interest in loss of
   consolidated subsidiary.............................             -                    63,000
                                                                 --------               -------


Net loss ..............................................      $ (1,113,000)          $   (614,000)
                                                             ============           ============


Basic and diluted loss per share.......................            (0.09)                 (0.05)
                                                                   =====                  =====

Weighted average number of shares......................         12,143,385            11,921,529
                                                                ==========            ==========

                               See accompanying notes to consolidated financial statements.


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                           SIX MONTHS ENDED
                                                                            JANUARY 31,
                                                                            -----------
                                                                      2001                2000
                                                                      ----                ----


CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)..........................................       $  (1,113,000)      $      (614,000)
   Adjustments to reconcile net loss to
     net cash (used) provided by operating activities
     Depreciation and amortization.....................               -                 5,243,000
     Loss on sales of investments......................           1,044,000                 -
     Income applicable to minority interest............                                   (63,000)
     Undistributed (income) loss of affiliate..........            (894,000)              296,000
     Gain on sale of patent............................               -                  (240,000)
     Changes in assets and liabilities:
       Accounts receivable.............................               -                 3,320,000
       Inventories.....................................               -                 4,494,000
       Inventory floor plan financing..................               -                (8,280,000)
       Short-term borrowings...........................               -                 2,958,000
       Prepaid expenses and other receivables..........            (284,000)             (151,000)
       Leased equipment, net...........................               -                   182,000
       Accounts payable................................               -                (6,734,000)
       Other accrued liabilities.......................             367,000            (1,011,000)
       Income taxes payable............................               -                  (276,000)
       Deferred revenue................................               -                  (213,000)
                                                                    -------              --------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES.......            (880,000)           (1,089,000)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment..................               -                  (384,000)
   Purchase of rental equipment, net...................               -                  (576,000)
   Net effect on cash from distribution of shares......            (823,000)                -
   Reserve for note receivable.........................             175,000                 -
   Sale of marketable securities.......................             770,000               245,000
                                                                    -------               -------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES.......             122,000              (715,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on capital lease.................               -                    13,000
   Payment of long term borrowings.....................               -                   (10,000)
                                                                   ---------               ------


NET CASH USED BY FINANCING ACTIVITIES..................               -                     3,000
                                                                    -------               -------

Net decrease in cash and cash equivalents..............            (758,000)           (1,801,000)
Cash and cash equivalents, beginning...................           1,281,000             2,914,000
                                                                  ---------             ---------

Cash and cash equivalents, ending......................       $     523,000       $     1,113,000
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


     The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. As further explained in
Note 4, the Company's ownership interest in its Western subsidiary has decreased to 36.5% and as such is being accounted for using the equity method effective August 1, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.


NOTE 2 - CONTINGENCIES


Legal Proceedings

     There are no pending material legal proceedings in which the Company or any of its subsidiaries is a party, or to which any of their respective properties are subject, which either individually or in the aggregate, may have a material adverse effect on the results of operations or financial position of the Company.



Contingent liabilities

     The Company remains contingently liable for certain equipment lease obligations assumed by eGlobe, Inc. as part of the Connectsoft Communications Corp. asset sale which was consummated in June 1999. Such debt amounts to approximately $2,650,000 and is currently being paid by eGlobe pursuant to the asset sale agreement.

NOTE 3 - STOCK OPTION PLAN ACTIVITY

     As of January 31, 2001, the market price of the Company's common stock was below the strike price of all of the outstanding options in the 2001 Plan. Accordingly, the stock option compensation expense of $530,000 recognized in the previous quarter was reversed in the quarter ended January 31, 2001.

NOTE 4 - DISTRIBUTION OF WESTERN POWER STOCK

     On November 1, 2001, 777,414 shares of Western common stock were distributed pursuant to the final court approved settlement of the shareholder class action. Effective on that date, the Company's percentage ownership of Western become 36.5%. Accordingly, during the quarter ended January 31, 2001 the Company no longer consolidated the results of Western but rather accounted for Western using the equity method. This change was effective as of August 1, 2000. For additional information regarding Western, refer to their periodic filings as filed with the Securities and Exchange Commission.


NOTE 5 - SUBSEQUENT EVENTS


     On January 10, 2001, Western and eMobile, Inc. (eMobile) entered into a Termination Agreement terminating the proposed merger between Western and eMobile. Pursuant to the Termination Agreement, as amended on January 31, 2001, eMobile has agreed to issue a total of 2,800,000 shares of eMobile common stock as consideration to Western. Western has received 1,400,000 shares through March 20, 2001.

     On January 29, 2001 Western announced that it had signed a non-binding letter of intent to acquire SupplyPoint, Inc.(SupplyPoint), based in San Jose, California for 650,000 shares of common stock and 2,235,000 shares of preferred stock, which are convertible upon shareholder approval into 22,350,000 shares of common stock. The acquisition is subject to a fairness opinion, negotiation and execution of definitive acquisition documentation and other customary conditions. In connection with the acquisition, it is anticipated that new additional directors will be appointed to Western's Board of Directors from SupplyPoint's Board and/or management.

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

     On November 1, 2001 the Company distributed 777,414 of its shares of Western pursuant to the final court approved settlement of the shareholder class action. As a result of the distribution, the Company has accounted for Western using the equity method effective August 1, 2000. Due to the use of the equity method, all of the prior year sales and gross profit from Western have no comparable current year amounts.


                             RESULTS OF OPERATIONS

     The Three and Six Months Ended January 31, 2001 Compared to the Three and Six Months Ended January 31, 2000

     Selling, general and administrative expenses totaled $549,000 and $872,000 for the three and six months ended January 31, 2001. Excluding the selling, general and administrative expenses of Western for the prior year comparable periods of $3,021,000 and $6,262,000, the expenses increased by $176,000 and $329,000 in the quarter and six months ended January 31, 2001. For the three months ended January 31, 2001 the increase is due to the bad debt reserve taken for the note receivable from Ego Magazine.com in the amount of $175,000. For the six months ended January 31, 2001 the increase is primarily due to slightly higher corporate expenses due to additional employees and the aforementioned bad debt reserve.


     Interest expense for the three and six months ended January 31, 2000 of $34,000 and $182,000 compared to $1,296,000 and $2,830,000 in the prior year comparative period. Excluding interest from the prior year incurred by Western, the expense in the current quarter was comparable to the prior year quarter. For the six months ended January 31, 2001, interest expense increased by $97,000 due to interest incurred pursuant to the shareholder class action paid in the first quarter.


     The Company has recorded a full valuation allowance against the deferred tax benefit for net operating losses generated, since in management's opinion the net operating losses do not meet the more likely than not criteria for future realization.


Liquidity and Capital Resources

     The Company's primary needs for liquidity and capital resources are the funding of salaries and other administrative expenses related to the management of the Company.

     During the six months ended January 31, 2001, cash and cash equivalents and marketable securities decreased by $2,539,000, net of the effect of no longer consolidating Western. The decrease is primarily due to sales of marketable securities to provide working capital and lower market values of the remaining securities in the investment portfolio.


     The Company's cash and cash equivalents and marketable securities at market value of $1,548,000 as of January 31, 2001 are considered sufficient to support current levels of operations for the next twelve months.

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

     In January 2001, Mr. Rubin and shareholder plaintiff's counsel agreed to a modification of prior valuations and payments in the amount of approximately $91,000. Such amount has been recorded as a Receivable from Chairman as of January 31, 2001 in the accompanying balance sheet. Through March 21, 2001, Mr. Rubin has paid $60,000 and the balance is due and payable on June 29, 2001.


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


March 22, 2001



                  By:     /s/ Robert M. Rubin
                          -------------------
                          Robert M. Rubin
                          Chief Executive Officer




                  By:     /s/ David M. Barnes
                          -------------------
                          David M. Barnes
                          Chief Financial Officer