Form 10-Q
period 2001-04-30
AMERICAN UNITED GLOBAL INC
filed 2001-06-19
CIK 859792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For The Quarter Ended April 30, 2001
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


                              YES X                              NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                Title of Class           Number of Shares
                 Common Stock               Outstanding
          (par value $.01 per share)        12,439,305

                         AMERICAN UNITED GLOBAL, INC.


                                      INDEX

                                                                     Page
                                                                    Number

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements
     Consolidated Balance Sheets
       April 30, 2001 (unaudited) and July 31, 2000..............       1
     Consolidated Statements of Operations
       Three Months Ended April 30, 2001
       and April 30, 2000 (unaudited)............................       2
       Nine Months Ended April 30, 2001
       and April 30, 2000 (unaudited)............................       3
     Consolidated Statements of Cash Flows
       Nine Months Ended April 30, 2001
       and April 30, 2000  (unaudited)...........................       4
     Notes to the Consolidated Financial
     Statements (unaudited)........................................      5-6
   Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations.................       7
   Item 3. Quantitative and Qualitative Disclosure about
     Market Risk...................................................     N/A

PART II. OTHER INFORMATION
   Item 1. Legal Proceedings ......................................      8
   Item 2. Changes in Securities...................................     N/A
   Item 3. Defaults Upon Senior Securities.........................     N/A
   Item 4. Submission of Matters to a Vote of Security
     Holders.......................................................     N/A
   Item 5. Other Information ......................................      8
   Item 6. Exhibits and Reports on Form 8-K........................      8

ITEM 1
                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                                                                       April 30,            JULY 31,
                                                                                           2001                 2000
                                                                                         --------            ----------
                                                                                      (unaudited)
                                  ASSETS


CURRENT ASSETS:
   Cash and cash equivalents................................................  $           485,000  $          1,281,000
   Investment in marketable securities.....................................               337,000             3,629,000
   Trade accounts receivable, less allowance for doubtful accounts
    of  $563,000...........................................................                 -                17,347,000
   Inventories.............................................................                 -                58,297,000
   Prepaid expenses and other receivables..................................                15,000               478,000
   Deferred tax asset......................................................                 -                 2,273,000
   Receivable from Chairman...............................................                  -                   299,000
   Notes receivable .......................................................                 -                 1,161,000
                                                                                      ------------          -----------

       TOTAL CURRENT ASSETS................................................               837,000            84,765,000

   Property and equipment, net ............................................                 -                 9,450,000
   Rental equipment, net ..................................................                 -                26,076,000
   Leased equipment, net ..................................................                 -                 4,975,000
   Goodwill, net of accumulated amortization of $693,000...................                 -                 2,858,000
   Other assets............................................................               250,000               425,000
   Investment in Western Power & Equipment Corp............................             4,351,000                 -
                                                                                      -----------          ------------

       TOTAL ASSETS........................................................  $          5,438,000  $        128,549,000
                                                                                      ===========          ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Borrowings under floor plan financing...................................  $              -      $         14,768,000
   Short-term borrowings...................................................             2,164,000            69,171,000
   Current portion of capital lease obligations ...........................                 -                    17,000
   Accounts payable........................................................                88,000            10,810,000
   Accrued liabilities.....................................................             1,998,000             5,097,000
   Income taxes payable....................................................                 -                   581,000
   Due to shareholders.....................................................                 -                 1,900,000
                                                                                        ---------             ---------
       TOTAL CURRENT LIABILITIES...........................................             4,250,000           102,344,000

Long-term borrowings ......................................................                 -                    28,000
Capital lease obligations, net of current portion..........................                 -                 4,786,000
Deferred taxes.............................................................                 -                 2,273,000
Deferred lease income......................................................                 -                 5,982,000
                                                                                        ---------             ---------
       TOTAL LIABILITIES...................................................             4,250,000           115,413,000

Minority interest..........................................................                 -                 5,763,000

Commitments and contingencies

Shareholders' equity:
   Preferred stock, 12.5% cumulative, $1.00 per share liquidation value,
    $.01 par value; 1,200,000 shares authorized;
     none issued and outstanding...........................................                  -                   -
   Series B-1 preferred stock, convertible to common,
     $3.50 per share liquidation value, $.01 par value; 1,000,000 shares
      authorized;  407,843 and 416,263 shares issued and outstanding.......                 4,000                 4,000
   Common stock, $.01 par value; 40,000,000 shares
     authorized; 12,439,305 and 12,143,385 shares issued and outstanding...               124,000               121,000
   Additional contributed capital..........................................            50,274,000            50,274,000
   Retained (deficit)......................................................           (47,989,000)          (44,310,000)
  Accumulated other comprehensive (loss) income............................            (1,225,000)            1,284,000
                                                                                       ----------             ---------
       TOTAL SHAREHOLDERS' EQUITY..........................................             1,188,000             7,373,000
                                                                                        ---------             ---------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................  $          5,438,000  $        128,549,000
                                                                                     ============           ===========


                               See accompanying notes to consolidated financial statements.




                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                       APRIL 30,

                                                                   2001            2000
                                                                   ----            ----


Net revenues...........................................       $     -      $         35,340,000
Cost of revenues.......................................             -                32,104,000
                                                               ----------            ----------

Gross profit...........................................             -                 3,236,000

Selling, general and administrative expenses...........           208,000             3,527,000
                                                                ---------             ---------

Operating loss.........................................          (208,000)             (291,000)


Interest expense, net..................................            34,000             1,659,000
Loss on sale of marketable securities..................           486,000                 -
                                                               ----------            ----------

Loss before income taxes and minority interest.........          (728,000)           (1,950,000)

Benefit for income taxes...............................             -                  (596,000)
Equity in loss of Western..............................        (1,839,000)                -
Equity in loss of IDF..................................             -                    68,000
Minority interest in earnings of
   consolidated subsidiary.............................             -                   374,000
                                                                 --------               -------


Net loss ..............................................      $ (2,567,000)         $ (1,048,000)
                                                             ============           ============


Basic and diluted loss per share.......................            (0.21)                 (0.09)
                                                                   =====                  =====

Weighted average number of shares......................         12,421,152            11,921,529
                                                                ==========            ==========

                               See accompanying notes to consolidated financial statements.




                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      NINE MONTHS ENDED
                                                                         APRIL 30,

                                                                   2001            2000
                                                                   ----            ----


Net revenues...........................................       $     -      $        111,392,000
Cost of revenues.......................................             -                99,371,000
                                                               ----------            ----------

Gross profit...........................................             -                12,021,000

Selling, general and administrative expenses...........         1,080,000            10,167,000
                                                                ---------             ---------

Operating (loss) income................................        (1,080,000)            1,854,000

Loss on sale of marketable securities..................         1,530,000                 -
Interest expense, net..................................           215,000             4,488,000
Other income...........................................           (91,000)                -
Gain on sale of patent.................................             -                  (240,000)
                                                               ----------            ----------

Loss before income taxes and minority interest.........        (2,734,000)           (2,394,000)

Benefit for income taxes...............................             -                  (659,000)
Equity in loss of Western..............................           945,000                 -
Equity in loss of IDF..................................             -                   364,000
Minority interest in loss of
   consolidated subsidiary.............................             -                   437,000
                                                                 --------               -------


Net loss ..............................................      $ (3,679,000)          $ (1,662,000)
                                                             ============           ============


Basic and diluted loss per share.......................            (0.30)                 (0.14)
                                                                   =====                  =====

Weighted average number of shares......................         12,233,250            11,921,529
                                                                ==========            ==========

                               See accompanying notes to consolidated financial statements.


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                           NINE MONTHS ENDED
                                                                              APRIL 30,
                                                                             -----------
                                                                      2001                2000
                                                                      ----                ----


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss............................................       $  (3,679,000)      $    (1,662,000)
   Adjustments to reconcile net loss to
     net cash used by operating activities
     Depreciation and amortization.....................               -                 8,451,000
     Loss on sale of marketable securities.............           1,530,000                 -
     Stock option compensation expense.................               -                   249,000
     Loss applicable to minority interest..............                                  (437,000)
     Undistributed loss of affiliate..................              945,000               364,000
     Gain on sale of patent............................               -                  (240,000)
     Gain on sale of fixed assets......................               -                   (44,000)
     Changes in assets and liabilities:
       Accounts receivable.............................               -                 1,901,000
       Inventories.....................................               -                 2,441,000
       Inventory floor plan financing..................               -                (5,959,000)
       Short-term borrowings...........................               -                  (565,000
       Prepaid expenses and other receivables..........             252,000              (188,000)
       Leased equipment, net...........................               -                   235,000
       Accounts payable................................               -                (3,397,000)
       Other accrued liabilities.......................            (183,000)             (263,000)
       Income taxes payable............................               -                  (627,000)
       Deferred revenue................................               -                  (276,000)
                                                                    -------              --------

NET CASH USED BY OPERATING ACTIVITIES..................          (1,135,000)              (17,000)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment..................               -                  (798,000)
   Purchase of rental equipment, net...................               -                (2,002,000)
   Net effect on cash from distribution of shares......            (823,000)                -
   Collection/Reserve for note receivable..............             175,000               325,000
   Proceeds from sale of fixed assets..................               -                   120,000
   Proceeds from sale of marketable securities.........             987,000               416,000
                                                                    -------               -------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES.......             339,000            (1,939,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on capital lease.................               -                    21,000
   Payment of long term borrowings.....................               -                   (14,000)
                                                                   ---------               ------


NET CASH PROVIDED BY FINANCING ACTIVITIES..............               -                     7,000
                                                                    -------               -------

Net decrease in cash and cash equivalents..............            (796,000)           (1,949,000)
Cash and cash equivalents, beginning...................           1,281,000             2,914,000
                                                                  ---------             ---------

Cash and cash equivalents, ending......................       $     485,000       $       965,000
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


     The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. As further explained in
Note 3, the Company's ownership interest in its Western subsidiary has decreased to 36.5% and as such is being accounted for using the equity method effective August 1, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.


NOTE 2 - CONTINGENCIES


Legal Proceedings

     There are no pending material legal proceedings in which the Company or any of its subsidiaries is a party, or to which any of their respective properties are subject, which either individually or in the aggregate, may have a material adverse effect on the results of operations or financial position of the Company.



Contingent liabilities

     The Company remains contingently liable for certain equipment lease obligations assumed by eGlobe, Inc. as part of the Connectsoft Communications Corp. asset sale which was consummated in June 1999. Such debt amounts to approximately $2,900,000.

NOTE 3 - DISTRIBUTION OF WESTERN POWER STOCK

     On November 1, 2001, 777,414 shares of Western common stock were distributed pursuant to the final court approved settlement of the shareholder class action. Effective on that date, the Company's percentage ownership of Western become 36.5%. Accordingly, during the quarter ended April 30, 2001 the Company no longer consolidated the results of Western but rather accounted for Western using the equity method. This change was effective as of August 1, 2000. For additional information regarding Western, refer to their periodic filings as filed with the Securities and Exchange Commission.


NOTE 4 - INTERTECH TRANSACTION

     On March 19, 2001, the Company sold all the outstanding common stock of Intertech Capital, Inc. ("Intertech") to three certain directors of Intertech. In connection with the sale, the Company issued a total of 1,075,000 warrants to the three directors of Intertech which vest upon grant and have an exercise price of $0.275 per share. The warrants expire on March 19, 2006. In consideration for the Intertech common stock and the Company warrants, each of the directors of Intertech terminated their respective employment agreements with the Company, released the Company from any obligations with respect to the employment agreements, including any past due and accrued salaries, and terminated any right to the 2,400,000 stock options previously granted by the Company to them.

     Simultaneous with the closing of the transaction, the Company purchased approximately 5.4% of Intertech's issued and outstanding capital stock in consideration for the transfer of 79,895 shares of common stock of New Media Technology, Inc. owned by the Company. The resultant investment valued at its historical cost of $250,000 is classified as other assets in the accompanying balance sheet.



NOTE 5 - SUBSEQUENT EVENTS


Transactions at Western

     On May 16, 2001, Western announced that its merger with Supply Point, Inc. closed. The closing documents are being held in escrow subject to certain conditions, including but not limited to, the approval of Deutsche Financial Services, its chief lender, and Case Corporation. There can be no assurances that the approvals will be obtained and that the conditions of closing will be satisfied.

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

     On November 1, 2001 the Company distributed 777,414 of its shares of Western pursuant to the final court approved settlement of the shareholder class action. As a result of the distribution the Company's percentage ownership of Western became 36.5% and accordingly, the Company has accounted for Western using the equity method effective August 1, 2000. As a result, all prior year sales, gross profit and expenses of the previously consolidated Western subsidiary have no comparable current year amounts.

                             RESULTS OF OPERATIONS

     The Three and Nine Months Ended April 30, 2001 Compared to the Three and Nine Months Ended April 30, 2000

     Selling, general and administrative expenses totaled $208,000 and $1,080,000 for the three and nine months ended April 30, 2001. Excluding the selling, general and administrative expenses of Western for the prior year comparable periods of $3,220,000 and $9,400,000, the expenses decreased by $284,000 in the quarter and increased by $210,000 in the nine months ended April 30, 2001. For the three months ended April 30, 2001 the decrease is due to stock option compensation expense of $249,000 recognized in the prior year quarter for which no current year comparable expense exists and lower expense levels in the current quarter. For the nine months ended April 30, 2001 the increase is primarily due to expenses in the first six months of the current year for additional employees and the bad debt reserve taken for the note receivable from Ego Magazine.com in the amount of $175,000.

     Interest expense for the three and nine months ended April 30, 2000 was $34,000 and $215,000, respectively, as compared to $1,659,000 and $4,488,000, respectively in the prior year periods. Excluding interest from the prior year incurred by Western, the expense in the current quarter was comparable to the prior year quarter. For the nine months ended April 30, 2001, interest expense increased by $97,000 primarily due to interest incurred pursuant to the shareholder class action settlement paid in the quarter ended October 31, 2000.

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

     During the nine months ended April 30, 2001, cash and cash equivalents and marketable securities decreased by $3,265,000, net of the effect of no longer consolidating Western. The decrease is primarily due to sales of marketable securities to provide working capital and lower market values of the remaining securities in the investment portfolio.

     The Company's cash and cash equivalents and marketable securities at market value of $822,000 as of April 30, 2001 are considered sufficient to support current levels of operations for the next twelve months.

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

     In January 2001, Mr. Rubin and shareholder plaintiff's counsel agreed to a modification of prior valuations and payments in the amount of approximately $91,000. Such amount has been paid in full by Mr Rubin.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None


ITEM 5.  OTHER INFORMATION


     On May 16, 2001 the Company filed a preliminary proxy statement with the Securities and Exchange Commission for the 2000 annual meeting of the Company. The meeting is anticipated to be held in late August, 2001.

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


June 19, 2001



                  By:     /s/ Robert M. Rubin
                          -------------------
                          Robert M. Rubin
                          Chief Executive Officer




                  By:     /s/ David M. Barnes
                          -------------------
                          David M. Barnes
                          Chief Financial Officer