Form 10-K
period 2001-07-31
AMERICAN UNITED GLOBAL INC
filed 2001-11-13
CIK 859792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2001

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number 0-19404

                          AMERICAN UNITED GLOBAL, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                         95-4359228

(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

11108 NE 106th Place
Kirkland, Washington                                         98033
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

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of November 1, 2001 was approximately $860,000.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, on November 1, 2001 was 12,439,305 shares.

         Documents incorporated by reference: None

      PART I

        ITEM 1.     DESCRIPTION OF BUSINESS

         Summary

     American United Global, Inc., a Delaware corporation ("AUGI" or the "Company"), is a holding company which owns minority equity positions in five companies. The AUGI's primary holding is its 36% ownership of Western Power & Equipment Corp. ("Western"). Prior to November 1, 2000, Western was a 59.6% majority owned operating subsidiary, engaged primarily in the distribution, rental and servicing of construction equipment. On November 1, 2000, 777,414 shares of Western common stock owned by the AUGI were distributed pursuant to the final court approved settlement of the shareholder class action. Due to the distribution of the Western shares, Western is no longer a majority owned subsidiary of AUGI and AUGI does not have significant control over management decisions or the operations of Western. AUGI therefore no longer consolidates the results of Western with its operations and effective as of August 1, 2000 accounts for its investment in Western using the equity method. All other equity positions held by AUGI are each less than 5% and are recorded in the financial statements under the captions Investment in marketable securities and Other assets.

STRATEGIC GOALS

     AUGI intends to focus its strategy on acquisitions of or investments in businesses in various sectors. In order to do so AUGI will have to obtain financing. AUGI has not yet identified any definitive acquisition candidates or investment opportunities and although the Board of Directors is actively pursuing various forms of financing no such arrangement has yet been finalized.

HISTORY

     AUGI was initially organized as a New York corporation on June 22, 1988 under the name Alrom Corp., and completed an initial public offering of securities in August 1990. AUGI effected a statutory merger in December 1991, pursuant to which the Company was reincorporated in the State of Delaware under the name American United Global, Inc.

Western

     Western commenced operations in November 1992 with the acquisition from Case of seven retail distribution facilities located in Oregon and Washington. Western became a subsidiary of AUGI simultaneous with such acquisition. AUGI held approximately 59.6% of the outstanding shares of Western common stock as of July 31, 2000. Pursuant to the final settlement of a shareholder class action, 777,414 shares of Western common stock owned by AUGI were transferred to the class on November 1, 2000 and since that date AUGI has continued to own approximately 36% of Western's outstanding common stock.

 National O-Ring and Stillman Seal

     In January 1996, AUGI sold all of the assets of its National O-Ring and Stillman Seal businesses, comprising the manufacturing business of AUGI, to Hutchinson Corporation ("Hutchinson") for $24,500,000 (the "Hutchinson Transaction"), of which $20,825,000 was paid in cash and the aggregate $3,675,000 balance was paid by delivery of two 24-month non-interest bearing promissory notes due and paid in January 1998.


The Technology Companies

Connectsoft

     Effective as of July 31, 1996, AUGI acquired, through a merger with an acquisition subsidiary of AUGI consummated in August 1996 (the "Connectsoft
Merger"), all of the outstanding capital stock of Connectsoft, Inc. a closely-held company located in Bellevue, Washington ("Old Connectsoft") which provided a variety of computer products and services. In connection with the Connectsoft Merger, Old Connectsoft stockholders received, on a pro rata basis, an aggregate of 976,539 shares of AUGI's Series B-1 Preferred Stock (the "Preferred Stock"). Such Preferred Stock does not pay a dividend, is not subject to redemption, has a liquidation preference of $3.50 per share over AUGI's Common Stock and votes together with AUGI's Common Stock as a single class on a one vote for one share basis. Each share of Preferred Stock was convertible into either one, two or three shares of Common Stock of AUGI if certain benchmarks for pre-tax income of Old Connectsoft and its consolidated subsidiaries, and Exodus Technologies, Inc., a direct subsidiary of the Company, were achieved. As such benchmarks were not achieved, the Preferred Stock has been and is only convertible into Common Stock on a one-for-one basis. To date, 568,696 shares of Preferred Stock have been converted into an equal number of shares of Common Stock, and 407,843 shares of Preferred Stock remain outstanding.

     On July 10, 1998, AUGI entered into an agreement to sell substantially all of the assets of its Connectsoft Communications Corporation subsidiary, including the network operations center ("NOC"), to eGlobe, Inc. (eGlobe) As consideration, eGlobe issued approximately $2,000,000 (as valued) of its convertible preferred stock to AUGI and assumed approximately $5,182,000 of Connectsoft liabilities and leases, of which about $2,900,000 are lease obligations guaranteed by the Company. Although eGlobe is responsible for payment of the assumed liabilities, the assumption of such liabilities will not relieve the Company from its guarantees until such liabilities have been paid. The sale to eGlobe was consummated in June 1999. Thereafter, in August 1999, the agreement with eGlobe was amended to reduce the conversion price of their preferred in return for AUGI's agreement to cancel the redemption feature of the preferred. This increased the number of eGlobe common shares into which the preferred could be converted from 1,000,000 to 1,923,000.

Interglobe

     In September 1996, AUGI acquired InterGlobe for a purchase price of $400,000, and 800,000 shares of the Company's Common Stock. The former stockholders of Interglobe also received four-year employment agreements with Interglobe and AUGI, pursuant to which they received seven-year options to purchase an additional 800,000 shares of the Company's Common Stock at an exercise price of $6.00 per share. All such options have since been canceled. In August 1998, the Company discontinued the operations of InterGlobe.

 Exodus

     AUGI, through its Exodus subsidiary, had designed and developed a proprietary software program, marketed as NTERPRISE, which allows users to run WindowsTM application server software programs designed for the Microsoft TM Windows NT TM operating system developed by Microsoft on (i) users' existing Unix TM workstations, X-terminals and other X-windows devices, Macintosh terminals and Java-enabled network computers, which would otherwise not be Windows compatible, and (ii) on older versions of Windows compatible workstations which are otherwise incapable of running the then newer versions of Microsoft compatible software, such as Office95 TM or Lotus Notes TM. AUGI discontinued its Exodus operations in January 1998 following Microsoft's decision not to renew its license with Exodus.

 Seattle OnLine

     In November 1996, AUGI acquired the assets of Seattle OnLine, Inc. ("Seattle OnLine"), a company engaged in providing a regional Internet/Intranet telecommunication service in the form of high bandwidth Internet connectivity and hosting for businesses in the Pacific Northwest. AUGI purchased the Seattle OnLine assets for the sum of $147,000 and 16,000 shares of AUGI's Common Stock which were used to settle certain creditor claims. AUGI also issued to the former stockholders of such corporation warrants to purchase an aggregate of 333,333 shares of AUGI's Common Stock. Seattle OnLine ceased operations in August 1997 and its remaining assets were sold to a privately held company for $25,000 and shares of preferred stock of the acquiring company valued at approximately $50,000 on the closing date.

Other Acquisitions

 TechStar and IDF

     Effective December 11, 1996, AUGI acquired TechStar Communications Corp. ("TechStar"). In connection therewith AUGI issued to the former TechStar stockholders an aggregate of 507,246 shares of AUGI Common Stock, paid $780,000 in cash and delivered three year promissory notes aggregating $600,000. In a related transaction, in April 1997 AUGI also acquired Arcadia Consulting, Inc., a company formed by Solon L. Kandel for the purpose of providing consulting services to clients in the wireless telecommunications industry. AUGI paid $220,000 and issued 192,754 shares of Common Stock to Mr. Kandel.

     In August 1997, AUGI sold TechStar to IDF, pursuant to an agreement and plan of merger, dated July 31, 1997 (the "IDF Merger Agreement"), among AUGI, TechStar, IDF and an acquisition subsidiary of IDF. Upon consummation of the transaction, AUGI received 6,171,553 shares of IDF common stock, representing approximately 58% of the fully diluted outstanding IDF common stock, and as a result, for accounting purposes, AUGI was deemed to have acquired IDF.

     Robert M. Rubin, the Chief Executive Officer and Chairman of the Board of AUGI, was also a principal stockholder and a member of the board of directors of IDF. Prior to consummation of the transactions contemplated by the IDF Merger Agreement, Mr. Rubin converted an $800,000 loan previously made to IDF into preferred stock convertible into 400,000 shares of IDF common stock.

     During Fiscal 1998, additional IDF preferred shares were issued pursuant to a private placement and subsequently, the holders of all IDF prefeerred shares converted to IDF common shares. As a result, AUGI's ownership of IDF common stock was reduced to approximately 39%. Therefore, effective August 1, 1998, the results of operations of IDF were accounted for using the equity method.

     During Fiscal 2000 and 1999, AUGI advanced IDF a total of $364,000 and $992,000, respectively. However, IDF throughout all of Fiscal 2000 experienced a significant decrease in revenue and was unable to obtain further financing. Due to these circumstances and the uncertainty of recovery, AUGI recorded a full reserve in July 2000 against all advances to and investments in IDF.

     In April 1999, IDF discontinued the operations of TechStar and in September 2000 also discontinued the operations of Hayden/Wegman, Inc., its other wholly owned operating subsidiary, which was based in New York City.


     Forward Looking Statements and Associated Risks.

     This annual report on Form 10-K contains certain forward-looking statements, including among others (i) anticipated trends in AUGI's financial condition and results of operations, and (ii) AUGI's business strategy. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to other risks described elsewhere in this "Risk Factors" discussion, important factors to consider in evaluating such forward-looking statements include (a) changes in external competitive market factors or in AUGI's internal budgeting process which might impact trends in AUGI's results of operations;
(b)unanticipated working capital or other cash requirements; (c) changes in AUGI's business strategy or an inability to execute its strategy due to unanticipated changes in the industries in which it operates; and (d) various competitive factors that may prevent AUGI from competing successfully in the marketplace. In light of these risks and uncertainties, there can be no assurance that the events predicted in forward-looking statements will, in fact, transpire.


ITEM 2.  PROPERTIES

     AUGI maintains an executive office at 11108 NE 106th Place, Kirkland, Washington 98033.


ITEM 3. LEGAL PROCEEDINGS


     There are no pending material legal proceedings in which AUGI or any of its subsidiaries is a defendant, or to which any of their respective properties are subject, which either individually or in the aggregate may have a material adverse effect on the results of operations or financial position of AUGI.

     See "Transactions with ERD" as regards the 1998 shareholder litigation and settlement thereof.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 28, 2001 AUGI held the Fiscal Year 2000 Annual Meeting of Stockholders for which votes were solicited by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and the number of abstentions as to each matter.

         1. Election of Directors of AUGI.

                              For                   Against            Abstain

         Robert M. Rubin   10,968,228                27,450            974,160
         C. Dean McLain    10,968,428                27,250            974,160
         David M. Barnes   10,968,428                27,250            974,160
         Howard Katz       10,968,428                27,250            974,160
         Seymour Kessler   10,968,328                27,350            974,160
         Allen Perres      10,968,328                27,350            974,160

     2. Authorization and ratification of the adoption of AUGI's 2001 Stock Option Plan.

               For                      Against                 Abstain

            6,430,653                  1,362,848                 47,200

     3. Authorization and ratification of the sale in January 1996 of all of the assets of American United Products, Inc. and American United Seal, Inc., engaged as AUGI's manufacturing business, to subsidiaries of Hutchinson Corporation.

               For                      Against                 Abstain

            6,964,418                   789,468                  86,815

     4. Authorization and ratification of the issuance of 976,539 shares of AUGI's Series B-1 Convertible Preferred Stock issued in connection with the acquisition of all the capital stock of ConnectSoft, Inc., a Washington corporation, effective July 31, 1996.

               For                      Against                 Abstain

             6,849,892                   886,009                104,800


     5. Authorization and ratification of the issuance of 400,000 shares of AUGI's Series B-2 Convertible Preferred Stock issued in connection with a $10,000,000 private placement completed in January 1997.

               For                      Against                 Abstain

             6,875,718                   909,733                 55,250

     6. Authorization and ratification of an amendment to AUGI's Certificate of Incorporation reducing authorized capital stock from 67,700,000 to 42,700,000 shares, reducing the authorized Common Stock from 65,000,000 to 40,000,000 shares and removing all classifications of the Common Stock.

               For                      Against                 Abstain

             6,892,033                   914,568                 34,100

     7.     Authorization    and    ratification    of    the    selection    of
PricewaterhouseCoopers as auditors of AUGI for the fiscal years ending July 31, 1999, July 31, 2000 and July 31, 2001.

               For                      Against                 Abstain

             11,835,580                  111,158                 23,100


     8. Authorization and ratification of an amendment to AUGI's Certificate of Incorporation effecting a reverse split of the Common Stock to be effected prior to December 31, 2001, if at all, at the discretion of the Board of Directors, in one of the following ratios: every 15 issued and outstanding shares to be exchanged for one share, every 20 issued and outstanding shares to be exchanged for one share, or every 25 issued and outstanding shares to be exchanged for one share.

               For                      Against                 Abstain

               8,047,395               3,905,258                 17,185

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On February 4, 1998, The Nasdaq Stock Market, Inc. ("Nasdaq") delisted AUGI's common stock and warrants (the "Public Warrants") from Nasdaq. Since such date, the principal market for trading AUGI's securities is the National Association of Securities Dealers Over-the-Counter Bulletin Board ("OTCBB"). The following is a table that lists the high and low selling prices for shares of AUGI's Common Stock on the OTCBB during the periods identified:

                     Common Stock
                     ------------
                     High                Low
                     ----                ---

Fiscal 2000
-----------
First Quarter         0.31               0.25

Second Quarter        0.75               0.19

Third Quarter         1.50               0.41

Fourth Quarter        1.00               0.44


Fiscal 2001
----------

First Quarter         0.75               0.25

Second Quarter        0.625              0.125

Third Quarter         0.21               0.13

Fourth Quarter        0.18               0.09




     Since the Public Warrants were delisted from the Nasdaq National Market on February 4, 1998, they have been thinly traded on the Over-The-Counter Bulletin Board. It is AUGI's opinion that since February 4, 1998 price information for the Public Warrants is either unreliable or unavailable, and that trading activity since such date has been extremely sporadic, and that for such reasons any such price information may either be misleading, inaccurate, or not indicative of the true market price of the Public Warrants since such date. However, according to the most recent price information provided to AUGI, the Public Warrants had a bid/ask price on November 1, 2001 of $0.02 and $0.68 respectively.

     In July 2001, AUGI extended the exercise period of the Public Warrants from July 31, 2001 to July 31, 2003 and reduced the exercise price to $1.00. As of November 1, 2001 the last sale price of the Common Stock was $0.08 per share. As of November 1, 2001, AUGI had approximately 114 record holders of its Common Stock and 6 record holders of its Public Warrants.


Dividend Policy

     In the foreseeable future, AUGI intends to retain earnings, if any, to assist in financing the expansion of its business. In the future, the payment of dividends by AUGI on its Common Stock will also depend on its financial condition, results of operations and such other factors as the Board of Directors of AUGI may consider relevant. AUGI does not currently intend to pay dividends on its Common Stock.

         ITEM 6.  SELECTED FINANCIAL DATA

     The following summary financial information for the fiscal years 2001, 2000, 1999, 1998, and 1997 have been derived from the financial statements of AUGI which have been audited by PricewaterhouseCoopers LLP, independent accountants.



                Income Statement Data (all figures in thousands):

                                            Year ended July 31,
                                           -------------------

                              2001(3)    2000    1999(1,2)  1998(1)    1997
                               ----      ----    -----      ----       ----

Net sales                 $      -     $155,637   $163,650  $163,478  $152,021


Loss from
continuing operations          (6,400)   (7,030)    (5,054)  (5,121)    (7,944)

Net loss                       (6,400)   (7,030)    (3,065)  (9,615)   (27,257)

Basic and Diluted Loss
 Per Share:

Loss from
continuing operations           (0.52)    (0.59)     (0.43)   (0.43)     (1.05)

 Net loss                       (0.52)    (0.59)     (0.26)   (0.85)     (2.75)




                 Balance Sheet Data (all figures in thousands):

                                         Year ended July 31,
                                          -------------------

                                  2001     2000     1999      1998      1997
                                  ----     ----     -----     ----       ----


Total assets                     $1,724  $128,549 $142,409  $146,904   $144,723

Total liabilities                $2,909  $115,413 $121,700  $121,914   $110,742

Working capital (deficit)        (2,137)  (17,579) (18,751)   (5,972)     2,467

Stockholders'(deficiency)equity  (1,185)    7,373   12,797    15,862     24,101



(1)  Includes loss from discontinued operations of the Technology Companies.

(2)  Includes a gain on disposal of $1,989.

(3) For 2001, Western has been accounted for under the equity method whereas in 1997 through 2000 Western was included in the consolidated financial statements of the Company.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion together with the financial statements and related notes included elsewhere and incorporated by reference. The results discussed below are not necessarily indicative of the results to be expected in any future periods. To the extent that the information presented in this discussion addresses financial projections, information or expectations about AUGI or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. See "Special Note Regarding Forward-Looking Statements" for further information about forward-looking statements.

         General Overview

     AUGI is a holding company with equity interests in 5 operating entities. The most significant holding is its 36% interest in Western Power & Equipment Corp. which engages in the sale, rental and servicing of light, medium- sized and heavy construction, agricultural and industrial equipment, parts and related products. The major supplier to Western is Case Corporation and the items sold, rented and serviced include backhoes, excavators, crawler dozers, compactors, log loaders, street sweepers and forklifts. Western operates 18 facilities in Nevada, Oregon, Washington, California and Alaska and sells to contractors, governmental agencies and other customers primarily for use in the construction of residential and commercial buildings, roads, levees, dams, underground power projects and municipal construction.


     Prior to November 1, 2000, AUGI was the majority shareholder of Western with a 59.6% ownership. The results of operations of Western were therefore consolidated with those of AUGI in all prior fiscal years. On November 1, 2000 AUGI distributed 777,414 shares of Western common stock owned by AUGI pursuant to the final court approved settlement of the shareholder class action. As a result, AUGI's ownership in Western became 36% and it's investment in Western has been accounted for under the equity method effective August 1, 2000.

     AUGI's ownership in each of the other four entities is less than five percent and is not material to the financial statements.



     In previous years AUGI was engaged in other additional businesses such as the Technology Business and the Telecommunications and Construction Businesses, which have all since been discontinued. AUGI was formerly a stockholder of the majority of the outstanding common stock of IDF International, Inc. through which it engaged in the Telecommunication and Construction Businesses, however, since early fiscal 1998 has been only a minority stockholder. TechStar and Hayden-Wegman, IDF's two operating subsidiaries, ceased operations in June 1999 and September 2000 respectively. During Fiscal 1998 and 1999, AUGI either divested itself of all assets of, or otherwise discontinued all operations of, the Technology Business. Consequently, AUGI's operations during Fiscal 2000 consisted entirely of the Distribution Business which the Company engaged in through Western. Accordingly, the following discussion relative to fiscal 2000 and 1999 consists primarily of a discussion of Western.



Results of Operations


Fiscal Year 2001, as compared to fiscal 2000

     AUGI's share of Western's fiscal 2001 loss was $2,823,000 while in fiscal 2000, AUGI's share of Western's loss was $4,294,000. Western recorded a loss of $7,842,000 in fiscal 2001 and a loss of $7,198,000 in Fiscal 2000, however, the decrease in AUGI's proportionate share is due to the lower percentage of ownership of Western by the AUGI.

     Selling, general and administrative expenses in fiscal 2001 were $1,214,000, an increase of $274,000 over fiscal 2000 which was $940,000 net of Western. The increase is primarily due to a bad debt reserve of $175,000 recorded in the current year for a note receivable from Ego Magazine.com, Inc. The note was issued to AUGI in January 2000 pursuant to a loan agreement and the borrower defaulted upon such note in April 2001. In addition, there were two additional employees during the first half of fiscal 2001.

     Interest expense in Fiscal 2001 was $248,000, slightly higher than the $238,000, net of Western's interest, recorded in fiscal 2000. Such amounts consist primarily of interest accrued on short term borrowings.

     Other income of $506,000 in 2001 is comprised of gains on settlements of $415,000 and an adjustment to the valuation of the final shareholder litigation settlement in the amount of $91,000 which was paid by Mr. Rubin during the third quarter of fiscal 2001. Other income in prior years consisted of net gains related to asset dispositions by Western.

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

     Western had a net loss for Fiscal 2000 of $7,198,000 or $2.18 per share compared with a net loss of $1,815,000 or $0.55 per share in Fiscal 1999. In Fiscal 2000, Western recognized a fourth quarter inventory charge of approximately $2,547,000 to provide allowances to recognize decreasing market prices on aged equipment in the last half of fiscal 2000. In addition, Western recorded a valuation allowance of $2,956,000 related to its deferred tax asset. Other income consists primarily of net gains related to asset dispositions by Western.

     AUGI's share of Western's Fiscal 2000 loss was $ 4,294,000. AUGI also accrued a loss of $1,434,000 on the transfer of 777,414 common shares of Western pursuant to the settlement of shareholder litigation (see note 10); recorded a full reserve of $364,000 in connection with advances to and investment in IDF and sold a patent having to do with certain technology previously developed by eXodus for a gain of $240,000. Exclusive of Western, AUGI also incurred $940,000 of selling, general and administrative expenses (primarily salaries, taxes and professional fees) and $238,000 of net interest expense.

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

     Selling, general, and administrative expenses were $ 14,474,000 or 9.3 percent of revenues for Fiscal 2000 compared to $ 15,705,000 or 9.6 percent of sales for Fiscal 1999. The decrease was primarily due to a decrease of approximately $938,000 in expenses relative to shareholder litigation and bad debts in 2000 as well as generally lower expense levels at AUGI compared to the amount incurred in 1999 somewhat offset by higher expenses at Western which primarily were due to the costs of closing stores during the year.

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

Liquidity and Capital Resources

         General

     During Fiscal 2001 AUGI's cash, cash equivalents and marketable securities decreased by $3,341,000, from $4,086,000 to $745,000 net of the decrease attributable to no longer consolidating Western. This decrease was primarily due to sales of marketable securities, most of which were at a loss, in order to provide working capital and a significant decrease in the market value of the remaining marketable securities held by the Company.

     AUGI's cash, cash equivalents and marketable securities of $745,000 as of July 31 2001 are not sufficient to fund current levels of operation for the next twelve months. In order to continue to operate through the end of fiscal 2002 and on into fiscal 2003, AUGI would have to obtain financing or sell some or all of its share ownership in Western. AUGI is actively pursuing various financing sources but has not obtained a commitment or agreement for any financing

     In prior years, AUGI had invested substantially all cash and cash equivalents in money market funds, United States Treasury securities and similar instruments. AUGI had sought to provide a high current return on its investments of cash and cash equivalents while preserving both liquidity and capital. The established policy guidelines for its investment portfolio included investments that include United States Treasury securities, United States government agency obligations, deposit-type obligations of United States banking institutions, repurchase agreements, United States denominated A1 grade commercial paper, United States money market funds and interests in mutual funds that invest in the above listed instruments. Concentration of the portfolio was limited to not more than 20% of the investment portfolio in the securities of any one bank, corporation or non-government issuer.




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

Consolidated Statements of Shareholders' (Deficit)Equity.           F-5

Consolidated Statements of Cash Flows ...................           F-6

Notes to Consolidated Financial Statements ..............           F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of American United Global, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of American United Global, Inc. and its subsidiaries at July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations and has had a working capital deficit for each of the years ending July 31, 1999, 2000 and 2001. Further, as discussed in Note 1 to the financial statements, the Company requires additional funds to continue its operations. Such factors raise doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP





Portland, Oregon
November 5, 2001


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                                                                                      JULY 31,
                                                                                                      --------
                                                                                                2001           2000
                                                                                                ----           ----
                                         ASSETS

Current assets:
   Cash and cash equivalents............................................................  $      519,000  $   1,281,000
   Investment in marketable securities..................................................         226,000      3,629,000
   Trade accounts receivable, less allowance for doubtful accounts of $724,000..........            -        17,347,000
   Inventories (Note 4).................................................................            -        58,297,000
   Prepaid expenses and other receivables...............................................          27,000        478,000
   Deferred tax asset (Note 7)..........................................................            -         2,273,000
   Receivable from Chairman (Note 10)...................................................            -           299,000
   Notes receivable (Note 10)...........................................................            -         1,161,000
                                                                                               ---------      ---------

       Total current assets.............................................................         772,000     84,765,000

   Property and equipment, net (Note 5).................................................            -         9,450,000
   Rental equipment fleet, net (Note 5).................................................            -        26,076,000
   Leased equipment fleet, net (Note 5).................................................            -         4,975,000
   Intangibles and other assets, net of accumulated amortization of $683,000............            -         2,858,000
   Other assets.........................................................................         250,000        425,000
   Investment in Western Power & Equipment Co...........................................         702,000           -
                                                                                          --------------  -------------

                                                                                          $    1,724,000  $ 128,549,000
                                                                                          ==============  =============
                          LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
   Borrowings under floor financing lines (Note 6)......................................  $         -     $  14,768,000
   Short-term borrowings (Note 6).......................................................       1,500,000     69,171,000
   Current portion of capital lease obligations (Note 10)...............................            -            17,000
   Accounts payable.....................................................................          39,000     10,810,000
   Accrued liabilities..................................................................       1,370,000      5,097,000
   Income taxes payable (Note 7)........................................................            -           581,000
   Due to shareholders (Note 10)........................................................            -         1,900,000
                                                                                             -----------    -----------
       Total current liabilities........................................................       2,909,000    102,344,000

Long-term borrowings (Note 6)...........................................................            -            28,000
Capital lease obligations, net of current portion (Note 10).............................            -         4,786,000
Deferred taxes (Note 7).................................................................            -         2,273,000
Deferred gain...........................................................................            -              -
Deferred lease income...................................................................            -         5,982,000
                                                                                               ---------      ---------
       Total liabilities                                                                       2,909,000    115,413,000

Minority interest.......................................................................            -         5,763,000

Commitments and contingencies (Note 10)

Shareholders' (deficit) equity (Notes 8 and 11):

   Series B-1  preferred stock, convertible to common, $3.50 per share liquidation value, $.01 par value; 1,000,000 shares authorized; 407,843 and
     416,263 shares issued and outstanding, respectively................................           4,000          4,000
   Common stock, $.01 par value; 40,000,000 shares authorized; 12,439,305 and 12,143,385
     shares issued and outstanding, respectively........................................         124,000        121,000
   Common stock, Class B, non-voting, .01 par value, 25,000,000
     shares authorized, no shares issued and outstanding ...............................           -              -
   Additional contributed capital.......................................................      50,271,000     50,274,000
   Accumulated deficit..................................................................     (50,710,000)   (44,310,000)
   Accumulated other comprehensive (loss) income........................................        (874,000)     1,284,000
                                                                                          --------------   ------------
       Total shareholders's (deficit) equity...........................................      (1,185,000)     7,373,000
                                                                                          --------------   ------------
                                                                                          $    1,724,000   $128,549,000
                                                                                          ==============   ============


         The accompanying notes are an integral part of this statement.



                             AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        YEAR ENDED JULY 31,
                                                                                        -------------------

                                                                                2001           2000           1999
                                                                                ----           ----           ----

Net sales................................................................  $        -     $  155,637,000 $  163,650,000
Cost of goods sold.......................................................           -        144,099,000    149,056,000
                                                                             -----------     -----------    -----------

       Gross profit......................................................           -         11,538,000     14,594,000

Selling, general and administrative expenses.............................      1,214,000      14,474,000     15,705,000
                                                                              ----------      ----------     ----------

       Operating loss....................................................     (1,214,000)     (2,936,000)    (1,111,000)


Gain on sale of patent...................................................           -            240,000           -
Loss on transfer of Western shares.......................................           -         (1,434,000)          -
Impairment of Investment of Western Power & Equipment Co.................     (1,771,000)           -              -
Loss on sale of marketable securities....................................     (1,395,000)           -              -
Other income.............................................................        506,000       1,646,000        530,000
Interest expense, net....................................................       (248,000)     (6,307,000)    (5,329,000)
                                                                               ---------       ---------      ---------

Loss from continuing operations before income taxes, equity
       in loss of unconsolidated subsidiary and minority interest........     (4,122,000)     (8,791,000)    (5,910,000)

(Provision) benefit for income taxes (Note 7)............................        545,000        (779,000)     1,101,000
Equity in loss of unconsolidated subsidiary (Note 3).....................     (2,823,000)       (364,000)      (961,000)
Minority interest in loss of consolidated subsidiaries...................           -          2,904,000        716,000
                                                                                 -------        --------       --------

       Loss from continuing operations ..................................     (6,400,000)     (7,030,000)    (5,054,000)


Discontinued operations, net of taxes (Note 9):

   Gain on disposal......................................................          -                -         1,989,000
                                                                           -------------  --------------  --------------

Net loss ................................................................     (6,400,000)     (7,030,000)    (3,065,000)
                                                                           =============  ============== ==============

Basic and diluted loss per share:
   Loss from continuing operations.......................................  $       (0.52) $       (0.59)  $      (0.43)
   Gain from discontinued operations.....................................           -               -             0.17
                                                                           -------------  -------------   -------------

Basic and diluted loss per share.........................................  $       (0.52) $       (0.59)  $      (0.26)
                                                                           =============  =============    ============


Weighted average number of shares........................................     12,285,330      11,948,368     11,748,210
                                                                              ==========      ==========     ==========


Comprehensive loss:

     Net loss............................................................  $  (6,400,000) $  (7,030,000)  $  (3,065,000)

     Unrealized (loss) gain on marketable securities.....................       (874,000)     1,284,000          -
                                                                              -----------  -------------  --------------

     Comprehensive loss..................................................  $  (7,274,000) $  (5,746,000) $   (3,065,000)
                                                                            =============  ============== ==============




             The accompanying notes are an integral part of this statement.


                                       AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

                                                                   PREFERRED STOCK                 COMMON STOCK
                                                                   ---------------                 ------------

                                                              NUMBER OF                      NUMBER OF
                                                               SHARES          AMOUNT         SHARES         AMOUNT
                                                               ------          ------         ------         ------

Balance at July 31, 1998.................................      724,000        $ 7,000      11,617,000       $116,000
Net loss ................................................
Conversion of preferred stock to common..................     (298,000)        (3,000)        304,000          3,000
                                                              --------         ------      ----------       --------

Balance at July 31, 1999.................................      426,000          4,000      11,921,000        119,000
Net loss ................................................
Issuance of common stock.................................                                     213,000          2,000
Stock option compensation................................
Accumulated unrealized gains, net........................
Conversion of preferred stock to common..................       (9,000)                         9,000
                                                                ------        --------    -----------    -----------

Balance at July 31, 2000.................................      417,000          4,000      12,143,000        121,000
Net loss ................................................
Accumulated unrealized gains, net........................
Additional shares issued in private placement............                                     287,000          3,000
Conversion of preferred stock to common..................       (9,000)                         9,000
                                                                ------        --------    -----------    -----------

Balance at July 31, 2001................................       408,000        $ 4,000      12,439,000    $   124,000
                                                               =======          =====      ==========    ===========

                                                                           ACCUMULATED
                                            ADDITIONAL                        OTHER                            TOTAL
                                            CONTRIBUTED                   COMPREHENSIVE   ACCUMULATED      SHAREHOLDERS'
                                              CAPITAL          OTHER      INCOME (LOSS)     DEFICIT       (DEFICIT) EQUITY
                                              -------          -----      -------------    ---------       --------------

Balance at July 31, 1998..................   $49,954,000     $   -        $       -       $(34,215,000)        $15,862,000
Net loss .................................                                                  (3,065,000)         (3,065,000)
                                             -----------     ---------    ------------    -- ----------          ----------

Balance at July 31, 1999..................    49,954,000          -                        (37,280,000)         12,797,000
Net loss .................................                                                  (7,030,000)         (7,030,000)
Issuance of common stock..................        83,000                                                            85,000
Stock option compensation.................       237,000                                                           237,000
Accumulated unrealized gains, net.........        -              -            1,284,000                          1,284,000
Conversion of preferred stock to common...
                                             -----------    -----------       ---------    ------------      -------------

Balance at July 31, 2000..................    50,274,000  $     -             1,284,000    (44,310,000)          7,373,000

Net loss .................................                                                  (6,400,000)         (6,400,000)
Accumulated unrealized gains, net.........        -              -           (2,158,000)                        (2,158,000)
Additional shares issued
 in private placement.....................        (3,000)
Conversion of preferred stock to common...
                                             -----------    -----------       ---------    ------------      -------------
Balance at July 31, 2001.................. $  50,271,000  $     -              (874,000) $ (50,710,000)       $ (1,185,000)
                                           =============  =============     ===========  =============        ============

         The accompanying notes are an integral part of this statement.

                                       AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                        YEAR ENDED JULY 31,
                                                                                        -------------------

                                                                                2001           2000           1999
                                                                                ----           ----           ----
Cash flows from operating activities:
   Net loss from continuing operations...................................  $ (6,400,000)    $ (7,030,000)  $ (5,054,000)
   Net gain (loss) from discontinued operations .........................          -                -         1,989,000
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization.......................................          -          11,712,000     11,779,000
     Loss on settlement..................................................          -                -           310,000
     Gain on disposal of business........................................          -                 -       (1,989,000)
     Gain on sale of fixed assets........................................          -             (59,000)       (45,000)
     (Loss) income applicable to minority interest.......................          -          (2,904,000)      (716,000)
     Undistributed loss of affiliate.....................................      2,823,000         364,000      1,553,000
     Stock option compensation...........................................           -            236,000          -
     Gain on sale of patent..............................................           -           (240,000)         -
     (Loss) gain on sale investments.....................................      1,395,000         (52,000)         -
     Impairment of investments...........................................      1,946,000            -             -
       Change in assets and liabilities, net of effects of acquisition and dispositions:
       Trade accounts receivable.........................................           -         (1,847,000)     8,208,000
       Inventories.......................................................           -          2,903,000      1,299,000
       Notes receivable..................................................           -            500,000       (500,000)
       Prepaid expenses and other receivable.............................        240,000        (192,000)         1,000
       Lease equipment, net..............................................           -            289,000     (2,504,000)
       Accounts payable..................................................         53,000      (2,416,000)    (5,295,000)
       Accrued liabilities...............................................     (1,213,000)      1,051,000     (1,290,000)
       Income taxes payable..............................................           -            817,000       (164,000)
       Change in deferred revenue........................................           -           (339,000)     2,707,000
                                                                              ----------    ------------   ------------

       Net cash provided by (used in) operating activities...............     (1,156,000)      2,793,000     10,289,000
                                                                               ---------      ----------    -----------
Cash flows from investing activities:
   Purchase of property and equipment....................................           -         (1,254,000)    (2,711,000)
   Purchase of rental equipment, ........................................           -         (9,531,000)   (27,984,000)
   Sales of rental equipment.............................................           -         10,574,000     14,669,000
   Sale of marketable securities.........................................      1,217,000       1,268,000      4,078,000
   Purchase of other assets..............................................           -            (18,000)         -
   Purchase of equity and debt investments...............................           -           (425,000)         -
   Net effect on cash from distribution of Western shares................       (823,000)           -             -
   Proceeds on sales of fixed assets.....................................           -            189,000      2,235,000
                                                                                 -------       ---------      ----------

       Net cash provided by (used in) investing activities...............        394,000         803,000     (9,713,000)
                                                                                 -------      ----------       ---------
Cash flows from financing activities
   Long term debt repayments.............................................           -            (20,000)    (1,068,000)
   Borrowings under term loans...........................................           -         (2,390,000)    (4,286,000)
    Inventory floor financing............................................           -         (3,192,000)     6,090,000
   Principal payments under capitalized lease obligations................           -             32,000        (60,000)
   Proceeds from sale of stock...........................................           -             85,000           -
   Subsidiary sale/purchase of treasury stock............................           -            256,000           -
   Collections (increase) of receivable from shareholder, net............           -              -         (1,700,000)
                                                                              -----------     ----------     ----------

       Net cash used in financing activities.............................           -         (5,229,000)    (1,024,000)
                                                                              ----------      ----------     ----------
Net decrease in cash and cash equivalents................................       (762,000)     (1,633,000)      (448,000)
Cash and cash equivalents beginning of year..............................      1,281,000       2,914,000      3,362,000
                                                                               ---------       ---------     ----------
Cash and cash equivalents end of year....................................  $     519,000  $    1,281,000  $   2,914,000
                                                                           =============  ==============  =============

         The accompanying notes are an integral part of this statement.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS

     American United Global, Inc., a Delaware corporation (the "Company") is a holding company which owns minority equity positions in five entities. The Company's primary holding is it's 36% minority ownership of Western Power & Equipment Corp. (Western). Western previously was a 59.6% majority owned subsidiary and on November 1, 2001 the Company distributed 777,414 shares of Western common stock owned by the Company pursuant to the final court approved settlement of the shareholder class action. Such distribution decreased the Company's percentage ownership of Western to 36%. All other equity positions held by the Company are each less than five percent.

     Western is engaged in the sale, rental and service of light, medium and heavy construction, industrial and agricultural equipment and related parts. These sales are conducted from 18 regional distribution operations owned by Western located in the states of Washington, Oregon, California, Alaska and Nevada. A majority of this equipment is manufactured by Case Corporation ("Case").

     The Company was also previously involved in the engineering, design and construction business through a minority owned subsidiary, IDF International, Inc. ("IDF"). IDF ceased business operations in September 2000.

     Connectsoft Communications Corp. ("CCC"), a wholly owned subsidiary had been developing a telephony server product that reads email and select web content over the telephone which was marketed under the name "Vogo Server". The assets of CCC were sold to an unrelated third party on June 15, 1999 as discussed in Note 9. CCC has been accounted for as discontinued operations for the year ending July 31, 1999.

     The Company has had a working capital deficit for each of the three years ending July 31, 1999, 2000 and 2001. In addition, the cash, cash equivalents and marketable securities of $745,000 as at July 31, 2001 are not sufficient to fund current levels of operations through the end of fiscal 2002. The Company is therefore actively pursuing various sources of financing. Should such financing not be obtained, the Company may not be able to continue in business.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Due to a distribution of 777,414 shares of Western owned by the Company as at November 1, 2000 the percentage ownership of Western decreased to 36% and thus the operations of Western have been accounted for using the equity method for fiscal 2001. Western was, however, included as a consolidated subsidiary in fiscal 2000 and 1999 and minority interest in those years represents the minority shareholders' proportionate share of the equity of Western, which was 40.4% at July 31, 2000 and 39.4% in 1999.

         Cash Equivalents

     For financial reporting purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank demand deposits with three financial institutions. At times, demand deposits may exceed amounts insured by the Federal Deposit Insurance Corporation.

         Restricted Cash

     In accordance with Western's borrowing agreement with Deutsche Financial Services ("DFS"), Western has a cash account restricted by DFS for the purpose of paying down the line of credit. Restricted cash included in the cash balances totaled $543,000 at July 31, 2000. (See note 6.)

         Inventory Valuation

     Inventories are stated at the lower of cost or market. Cost is determined based upon the first-in, first-out method for parts inventory and the specific identification for equipment inventories.

         Investment Securities

     Investments in marketable securities represent primarily common shares of publicly traded companies and are carried at market value. These investments have been classified as available for sale securities at July 31, 2001 and 2000. Unrealized gains and losses are excluded from earnings and are included as a component of accumulated other comprehensive (loss)income in shareholders' (deficit) equity, net of applicable taxes, until realized.

         Property and Equipment

     Property, plant, and equipment are owned by Western and are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 20 years. Expenditures for replacements and major improvements are capitalized. Repairs and maintenance costs are expensed as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts; any gain or loss thereon is included in the results of operations.


         INTANGIBLE ASSETS

     Intangible assets include items with an indeterminate useful life, such as name recognition, geographical location and market presence acquired by Western in business acquisitions. Western uses estimates of the useful life of these intangible assets ranging from 20 to 40 years. Such lives are based on the factors influencing the acquisition decision and on industry practice.

     The carrying value of intangible assets is assessed by Western for any permanent impairment by evaluating the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of the expected future net cash flows is less than book value.

         Income Taxes

     The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax bases of assets and liabilities.

     Revenue Recognition

     Revenue on equipment and parts sales of Western is recognized upon shipment of products and passage of title. Equipment rental and service revenue is generally recognized over the period such services are provided.

         Advertising Expense

     Western expenses all advertising costs as incurred. Total advertising expense for the years ended July 31, 2000 and 1999 was $320,000 and $311,000 respectively.

         Fair Value of Financial Instruments

     The recorded amounts of cash and cash equivalents, accounts receivable, short term borrowings, accounts payable and accrued liabilities as presented in the consolidated financial statements approximate fair value based on the short-term nature of these instruments. The recorded amount of long-term debt approximates fair value as the actual interest rates approximate current competitive rates. The recorded value of marketable securities held at July 31, 2001 and 2000 is the market value as quoted on the respective exchange on which each security trades.

         Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the fiscal periods presented. Actual results could differ from those estimates.

         Employee Stock Options

     The Company accounts for stock based employee compensation plans under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This standard defines a fair value-based method of accounting for these equity instruments. This method measures compensation cost based on the value of the award and recognizes that cost over the service period. The Company has elected to continue using the rules of APB Opinion No. 25 and provides pro forma disclosures of net income (loss) and earnings (loss) per share as if Statement No. 123 had been applied.

         Loss Per Share

     The following table sets forth the computations of basic and fully diluted loss per share for the years ended July 31, 2001, 2000 and 1999:

                                                                                     YEAR ENDED JULY 31,
                                                                          2001               2000            1999
                                                                          ----               ----            ----
Numerators:
  Net loss from continuing operations.............................   $    (6,400,000) $    (7,030,000)  $    (5,054,000)
  Discontinued operations.........................................            -                  -            1,989,000
                                                                          -----------       ---------        ----------
  Net loss .......................................................        (6,400,000)      (7,030,000)       (3,065,000)
                                                                          ==========       ==========        ==========
Denominator:
 Denominator for basic and diluted earnings per share -
  Weighted average outstanding shares.............................        12,285,330       11,948,368        11,748,210
                                                                          ==========       ==========        ==========
Basic and diluted earnings (loss) per share:

Loss from continuing operations...................................             (0.52)          (0.59)            (0.43)
Income from discontinued operations...............................              -                 -               0.17
                                                                          -----------      -----------       ----------
Basic and diluted net loss per share..............................   $         (0.52) $        (0.59)   $        (0.26)
                                                                          ===========      ===========       ===========

     Diluted and basic loss per share are the same, since the inclusion of common stock equivalents in the computation would be antidilutive.

3.       EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARY

     Equity in loss of unconsolidated subsidiary represents the Company's share of Western's loss in fiscal 2001 and represents the Company's share of the loss of IDF International in fiscal 2000 and 1999.


4.       INVENTORIES

         Inventories consist of the following:
                                                              JULY 31,
                                                                2000
                                                             -----------
Equipment (net of allowances of $4,770,000):
New equipment..........................................  $    40,148,000
Used equipment.........................................        7,442,000
Parts  (net of allowances of $22,000)..................       10,707,000
                                                              ----------
                                                           $  58,297,000
                                                           =============

5.       FIXED ASSETS

         Fixed assets consist of the following:
                                                                 July 31
                                                                   2000
                                                             --------------
Machinery and equipment...................................  $     4,030,000
Furniture and office equipment............................        2,360,000
Computer hardware and software............................        1,869,000
Land     .................................................          500,000
Building and leasehold improvements.......................        5,334,000
Leasehold improvements....................................          550,000
Vehicles .................................................        1,428,000
                                                                  ---------
                                                                 16,071,000
Less:  Accumulated depreciation...........................       (6,621,000)
                                                                 ----------
Property plant & equipment, net ..........................  $     9,450,000
                                                               ============

Rental equipment fleet....................................       32,493,000
Less:  Accumulated depreciation...........................       (6,417,000)
                                                                 ----------
 Rental equipment fleet, net...............................  $    26,076,000
                                                               ============

Leased equipment fleet....................................        5,481,000
Less:  Accumulated depreciation...........................         (506,000)
                                                                   --------
Leased equipment fleet, net...............................  $     4,975,000
                                                               ============

6.       BORROWINGS

     The Company is in default on an uncollaterized note payable in the amount of $1,500,000 to an unrelated third party. The note bore interest at 8% through its original due date of April 30, 1999. While in default, the note bears interest at 10%.

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

     All floor plan debt is classified as current since the inventory to which it relates is generally sold within twelve months of the invoice date.

     The following table summarizes the debt and inventory floor plan financing arrangements:

                                                                 Maturity               July 31,
                                          Interest Rate          Date            2001            2000
                                          -------------          ----            ----            ----

       Note Payable                     8%(10% default           4/30/99     $1,500,000         $1,500,000
                                            rate)


       Case Credit Corporation              Prime + 2%           8 - 48            -            14,768,000
                                              (10.00%)            months


       Deutsche Financial Services         Prime - 0.5%         12 - 36            -            67,671,000
                                              (7.50%)             months

                                                                            -----------        -----------
                                                                            $ 1,500,000        $83,939,000
                                                                            ===========        ===========

     At July 31, 2000, Western was in technical default of the leverage covenant and the minimum tangible net worth covenant in the Deutsche Financial Services Loan Agreement. Western asked for but did not obtain a waiver letter as of July 31, 2000. The loan agreement was amended in October, 2000 and such amendment included waivers of all prior defaults, established revised financial covenants and created mandatory periodic reductions in the permitted credit limit. At July 31, 2001, Western was in technical default of the leverage and minimum tangible net worth covenants and had requested a waiver letter from DFS. Western has not obtained the waiver letter and there is no assurance that Deutsche Financial Services will not call this debt at any time after July 31, 2001. If DFS were to call the debt, it would become immediately due and payable in full and Western would not be able to continue operations. Such event would have a material adverse impact on the financial statements of the Company.


7.       INCOME TAXES

          The provision (benefit) for income taxes from continuing operations comprises the following:

                                                          YEAR ENDED JULY 31,
                                                          -------------------

                                                2001              2000               1999
                                                ----              ----               ----
Current:

   Federal............................   $      (545,000) $       179,000   $      (978,000)
   State .............................              -              26,000          (156,000)
                                                --------          -------           -------

                                                (545,000)         205,000        (1,134,000)
Deferred:
   Federal............................              -             500,000            29,000
   State .............................              -              74,000             4,000
                                              ----------       ----------       -----------

                                                    -             574,000            33,000
                                              ----------       ----------       -----------

                                         $      (545,000) $       779,000   $    (1,101,000)
                                              ==========       ==========       ===========

          The   principal   reasons  for  the   variation   from  the  customary
     relationship between income taxes at the statutory federal rate and that shown in the consolidated statement of operations are as follows:

                                                                              YEAR ENDED JULY 31,
                                                                              -------------------

                                                                  2001               2000            1999
                                                                  ----               ----            ----

Statutory federal income tax rate..........................     $ (2,304,000)  $   (2,989,000)   $  (2,009,000)
Valuation allowance........................................        2,603,000        4,101,000        1,011,000
State income taxes, net of federal income tax benefit......         (299,000)        (334,000)        (152,000)
Other, primarily adjustments to prior year accruals........         (545,000)           1,000           49,000
                                                                  ----------      -----------    --------------

                                                                 $  (545,000) $       779,000     $  1,101,000
                                                                   ==========     ===========     =============

          Temporary   differences  and  carryforwards   which  give  rise  to  a
     significant portion of deferred tax assets and liabilities are as follows:


                                                             JULY 31,
                                                       2001            2000
                                                      ----            ----
Depreciation and amortization................  $          -      $    (2,273,000)
                                                    ----------        ----------

Gross deferred tax liabilities...............             -           (2,273,000)
                                                    ----------        ----------
Inventory reserve............................             -            1,739,000
Bad debt reserve.............................             -              219,000
Accrued vacation and bonuses.................             -              127,000
Other    ....................................             -              444,000
Loss carryforwards...........................        8,224,000         8,227,000
Loss on Western initial public offering......             -              131,000
Stock options................................             -              874,000
                                                       -------           -------

Gross Deferred Tax Assets....................        8,224,000        11,761,000
Less valuation allowance.....................       (8,224,000)       (9,488,000)
                                                     ---------         ---------
Net deferred tax asset                                    -            2,273,000
                                                     ---------         ---------
                                               $          -      $          -
                                                     =========         =========

     At July 31, 2001 the Company had federal income tax loss carryforwards of approximately $22,900,000 which will begin to expire in 2011. Utilization of such net operating losses will be subject to annual limitations in the event of a change in ownership of the Company of more than 50%. As the Company cannot anticipate future income with reasonable certainty, a valuation allowance of $8,224,000 has been recorded.

8.       SHAREHOLDERS' (DEFICIT) EQUITY

     On February 25, 1994, the Company completed a public offering of 920,000 units at $5.25 per unit, each unit consisting of one share of common stock, $.01 par value, and one redeemable common stock purchase warrant. Each warrant entitled the holder to purchase one share of common stock until July 31, 1998, at an exercise price of $7.50. The exercise period for the 920,000 warrants was subsequently extended to July 31, 2001 and on July 13, 2001, was extended to July 31, 2003 and the exercise price was reduced to $1.00. The warrants are subject to redemption by the Company at a redemption price of $.10 per warrant under certain circumstances.

     A total of 976,539 shares of the Company's Series B-1 convertible preferred stock were issued in September 1996 in connection with the acquisition of ConnectSoft, Inc. Such shares have a $3.50 per share liquidation value and are convertible into shares of the Company's common stock at a conversion ratio of one for one. Through the five fiscal years ended July 31, 2001 a total of 568,696 shares were converted to common stock at the ratio of one for one, leaving 407,843 shares outstanding at July 31, 2001.

     During the fourth quarter of fiscal 2000, the Company sold 212,500 shares of common stock at $0.40 per share pursuant to a private placement memorandum. During fiscal 2001, additional shares were issued pursuant to an amendment to the private placement resulting in the issuance of an additional 287,000 shares of Company common stock.

9.       DISCONTINUED OPERATIONS

     On July 10, 1998, the Company entered into an agreement to sell substantially all of the assets of its Connectsoft Communications subsidiary, including the network operations center ("NOC") to eGlobe, Inc., formerly known as Executive TeleCard, Ltd. ("eGlobe"). The agreement, as amended June 17 and September 1999 provided consideration for the assets acquired to be paid with eGlobe Convertible Preferred Stock initially valued by the Company at approximately $2,000,000. Such Preferred Stock was converted into 1,923,077 shares of eGlobe common stock in Fiscal 2000. In addition, eGlobe assumed approximately $5,182,000 of Connectsoft liabilities and leases, of which approximately $2,900,000 of lease obligations guaranteed by the Company. Although eGlobe is responsible for payment of those assumed liabilities, the assumption of such liabilities will not relieve the Company from its guarantees until such liabilities have been paid in full. The final gain on disposal of $1,989,000 was recognized in the accompanying consolidated statement of operations as discontinued operations for the year ended July 31, 1999.

10.      COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

     Western leases certain facilities under non-cancelable lease agreements. The building portion of five of the Western's facility leases qualify under SFAS 13 as "capital leases" (i.e., an acquisition of an asset and incurrence of a liability). The remaining facility lease agreements have terms ranging from month-to-month to nine years. Certain of the facility lease agreements provide for options to renew and generally require the Company to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $0, $2,129,000 and $2,000,000 for the years ended July 31, 2001, 2000 and 1999, respectively.

Assets recorded under capital leases included in fixed assets are as follows:

                                                     July 31,
                                                       2000
                                                    ----------
Capitalized asset value....................   $     4,553,000
Less:  Accumulated amortization............          (667,000)
                                                    ---------
                                              $     3,886,000
                                                    =========

         Other Contingencies

     The Company is guarantor on the capital lease obligations assumed by eGlobe as described in Note 9.

         Legal Proceedings

     There are no pending material legal proceedings in which the Company or any of its subsidiaries is a defendant, or to which any of their respective properties are subject, which either individually or in the aggregate, may have a material adverse effect on the results of operations or financial position of the Company.

     In May 1998, a lawsuit was filed on behalf of the Company in a purported shareholder derivative action against Mr. Rubin and certain other directors of the Company. In June 1998, a shareholder class action was filed against the same directors.

     On June 1, 1999 an agreement was entered into by all parties whereby the class action was settled for $2,500,000 which is payable, net of costs, to approved claimant shareholders. The settlement consisted of $600,000 in cash from insurance proceeds and $1,900,000 by 777,414 shares of Western common stock owned by the Company. The $600,000 was paid to the claims administrator for the benefit of claimants during fiscal 2000 and the common shares of Western were distributed to the claimant stockholders on November 1, 2000. As a result, the Company no longer owns greater than 50% of Western, and has accounted for Western using the equity method effective August 1, 2000. A loss of $1,434,000 was accrued at July 31, 2000 representing the difference between the book value of the Western shares transferred and their market value pursuant to the settlement agreement. In addition, on June 1, 1999 the derivative action was settled for $2,800,000 which amount was subsequently amended to $2,891,000 and was paid in full by Mr. Rubin to the Company during fiscal 2000 and 2001.

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

The 2001 Plan

     On October 3, 2000, the Board of Directors cancelled the 2000 Plan and approved the 2001 Stock Option Plan. All 5,400,000 options previously granted under the 2000 Plan were cancelled and replaced by the same number of options in the 2001 Plan. The Company also granted 100,000 options to a each of two special special consultants, 50,000 additional options to a law firm, 10,000 options to a financial consultant and 500,000 to a management employee. A total of 3,050,000 of the 2001 grants were subsequently cancelled.

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

    Summary Information

     The following table includes option information for the Company's plans:

                                                                                WEIGHTED AVERAGE
                                                                                  FAIR VALUE OF
                                           NUMBER OF          WEIGHTED              OPTION
         STOCK OPTION ACTIVITY               SHARES        EXERCISE PRICE           GRANTED
         ---------------------               ------        --------------           -------
         July 31, 1998                       1,872,000          4.55
           Options granted                        -              -                    -
           Options exercised                      -              -
           Options canceled                   (190,000)         5.50
                                           -----------
           July 31, 1999                     1,682,000          4.48
           Options granted                   5,350,000          0.29                 0.29
           Options exercised                     -               -
           Options canceled                 (1,412,000)         4.25
                                           -----------
           July 31, 2000                     5,620,000          0.76
           Options granted                   6,160,000          0.28                 0.28
           Options exercised                     -
           Options canceled                 (8,450,000)         0.30
                                           ------------
           July 31, 2001                     3,330,000          0.73
                                           ============

     The following table summarizes stock options outstanding and exercisable for the Company at July 31, 2001:

                                              OUTSTANDING                    EXERCISABLE
                                              -----------                    -----------
                             Weighted          Weighted                Weighted
                              Average           Average                 Average
                             Remaining         Exercise                Exercise
Exercise Price Range          Shares             Life       Price       Shares           Price
--------------------          ------             ----       -----       ------           -----
$0.28 to 0.28                3,110,000          4.2         $0.28     2,913,000         $0.28
$3.20 to 3.20                   20,000          0.6          3.20        20,000          3.20
$6.13 to 6.50                  200,000          0.8          6.41       200,000          6.41
                               -------                                  -------
$0.28 to 6.50                3,330,000          4.0          0.66     3,133,000         $0.70
                             =========                                =========



     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123. "Accounting for Stock-Based Compensation." If compensation cost for the Company's stock option plans had been determined based on the fair value at the grant date for awards in fiscal 2001 and fiscal 2000 in accordance with the provisions of SFAS No. 123, the Company's net loss per share would have changed to the pro forma amounts indicated below:

                                                                      YEAR ENDED JULY 31,
                                                                     2001            2000
                                                                    ----            ----

Net loss, as reported......................................  $    (6,400,000)  $    (7,030,000)
Net loss, pro forma........................................  $    (7,160,000)  $    (8,041,000)
Net basic and diluted loss per share, as reported..........  $         (0.52)  $         (0.59)
Net basic and diluted loss per share, pro forma............  $         (0.58)  $         (0.67)



    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                     YEAR ENDED JULY 31,

                                                   2001            2000
                                                   ----            ----
Expected volatility........................        1.54            3.82
Risk-free interest rate....................        4.50%           5.25%
Expected life of options in years..........         5.0             5.0
Expected dividend yield....................        0.00%           0.00%


12.      INTERTECH TRANSACTION

     On March 19, 2001, pursuant to a share purchase agreement (the "Intertech Agreement") by and among the Company, Intertech Capital, Inc. ("Intertech"), Jeffrey M. Berman ("Berman"), Eric Staffin ("Staffin") and Peter Gregory Saridakis ("Saridakas") (Berman, Staffin and Saridakas are collectively referred to as the "Purchasers"), the Company sold an aggregate of 500,000 shares of common stock of Intertech, par value $.0001 per share (the "Intertech Shares") to the Purchasers, which Intertech Shares constituted all of the issued and outstanding capital stock of Intertech. In connection therewith, the Company issued to: (i) Berman 825,000 warrants to purchase shares of the Company's common stock (the "Warrants"); (ii) Staffin 166,667 Warrants; and (iii) Saridakis 83,333 Warrants, all which are immediately vested, expire on March 19, 2006, and are exercisable at $0.275 per share. In consideration for the Intertech Shares and the Warrants, each of the Purchasers terminated their respective employment agreements with the Company, released the Company from any obligations with respect to the employment agreements, including past due and accrued salaries, and terminated and waived all right to any stock options granted by the Company. In addition, Berman and Staffin resigned as officers and/or directors of the Company.

     Simultaneous with the closing of the Intertech transaction the Company purchased approximately 5.4% of Intertech's then issued and outstanding capital stock in consideration for the transfer of 79,895 shares of common stock of New Media Technology, Inc. owned by the Company.

     13. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     The Company paid interest of $116,000, $5,922,000 and $5,482,000 during the fiscal years 2001, 2000 and 1999 respectively. The Company received an income tax refund of $834,000 during fiscal 1999, and paid $219,000 in income taxes, net of refunds, during fiscal 2000.

14.      RELATED PARTIES

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

     In September 1996, a subsidiary of ERD which operated a waste facility in Nassau County, New York was cited by the New York State Department of Environmental Conservation ("DEC") for violating certain DEC regulations. Such waste facility had accounted for approximately 13% of ERD's consolidated revenues. The Company was advised by ERD that under the terms of a Settlement Agreement reached with the State of New York in November 1996, all violations alleged by the DEC had been resolved in consideration for, among other things, ERD's agreement to voluntarily cease incineration operations at the waste facility on or before March 31, 1997. Such incineration operations ceased on April 15, 1997.

     In February of 1997, the Company loaned $500,000 to ERD Waste Corp. The loan was collateralized by a short term note bearing interest at 2% above the prime lending rate of the Company's commercial bank (8.5% at April 30, 1997) and a second collateral and security position on all accounts receivable of ERD subject to the primary collateral position held by Chase Bank and was personally guaranteed by Mr. Rubin. Principal together with accrued interest was due October 5, 1997.

     In September 1997 ERD filed for protection from creditors under Chapter 11 of federal bankruptcy laws. In October, 1997 Chemical bank drew the $4.4 million available on the standby letter of credit. As a result, the Company recorded a loss of approximately $5.0 million, related to the February Note and the September letter of credit. Mr. Rubin had personally guaranteed approximately $1.6 million of the ERD loss. This amount was repaid to the Company pursuant to the shareholder litigation settlement as described in Note 10.

     On June 28, 1996 the Company entered into a collateralized credit agreement with Mr.Rubin pursuant to which Mr. Rubin delivered a demand promissory note for up to $1,200,000 and payment in full was due no later than July 31, 1998. The due date was subsequently extended to July 31, 1999 and then to September 30, 2000 as part of the shareholder litigation settlement. Mr. Rubin's payment of $2,891,000 as described in Note 10 included amounts due under the note.


15. EMPLOYEE SAVINGS PLAN

     The Company has a voluntary savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible participants may contribute a percentage of compensation subject to certain limitations. The Company has the option to make discretionary qualified contributions to the plan, however, no Company contributions were made for fiscal 2001, 2000 or 1999.

16.      SEGMENT INFORMATION

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which requires the reporting of certain financial information by business segment. All such information relates only to Western. For the purpose of providing segment information, Western believes that all of its operations consist of one segment. However, Western evaluates performance based on revenue and gross margin of three distinct business components. Revenue and gross margin by component are summarized as follows:

    Business Component          Year Ended        Year Ended       Year Ended
       Net Revenues           July 31, 2001     July 31, 2000     July 31, 1999
---------------------------- ----------------- ----------------- --------------
Equipment Sales                      -0-       $   92,513        $     98,450
Equipment Rental                     -0-           26,334              25,771
Product Support                      -0-           36,790              39,429
                             ----------------- ----------------- -------------
    Totals                           -0-       $  155,637        $    163,650
                             ================= ================= =============

     Business Component         Year Ended        Year Ended       Year Ended
       Gross Margins           July 31, 2001    July 31, 2000     July 31, 1999
----------------------------- ---------------- ----------------- --------------
Equipment Sales                      -0-       $     (    66)   $       2,591
Equipment Rental                     -0-               5,556            5,017
Product Support                      -0-               6,048            6,986
                              ---------------- ----------------- --------------
    Totals                           -0-       $   11,538        $     14,594
                              ================ ================= ==============

17.  UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                                  Quarter                                Total
                                            First         Second           Third         Fourth           Year
Fiscal 2001:                                -----         ------           -----         ------           ----
-----------
Net sales                                 $  -           $  -            $  -           $  -          $   -
Gross Profit                                 -              -               -              -              -
Net loss                                    (725)           (388)        (2,567)         (2,720)        (6,400)
Basic loss per share                       (0.06)          (0.03)         (0.21)          (0.22)         (0.52)
Diluted loss per share                     (0.06)          (0.03)         (0.21)          (0.22)         (0.52)

                                                                  Quarter                                Total
                                            First         Second           Third         Fourth           Year
                                            -----         ------           -----         ------           ----
Fiscal 2000:
------------
Net sales                                 $42,063        $33,988         $35,340        $44,246       $155,637
Gross Profit                                4,920          3,865           3,236           (483)        11,538
Net loss                                    (333)          (281)           (799)        (5,617)        (7,030)
Basic loss per share                       (0.03)          (0.02)         (0.07)          (0.47)         (0.59)
Diluted loss per share                     (0.03)          (0.02)         (0.07)          (0.47)         (0.59)


18.      SUBSEQUENT EVENT

     On September 18, 2001 Western entered into a Purchase agreement with e*machinery.net, Inc. (OTCBB:EMAC) whereby EMAC would acquire the business and substantially all of the assets and liabilities of Western's wholly owned operating subsidiary, Western Power & Equipment Corp. (Oregon) for $500,000 in cash, a seven year interest bearing promissory note for $700,000 and 1,200,000 shares of EMAC common stock valued at approximately $600,000. The closing is subject to a number of conditions, including, but not limited to, due diligence and approval by both Case Corporation and Deutsche Financial Services. There can be no assurance that this transaction will be consummated.

     Pursuant  to  this  proposed   transaction,   management  has  recorded  an
impairment loss in the amount of $1,771,000 at July 31, 2001 to reflect the Company's investment in Western at its approximate fair value.

     SCHEDULE II

                          AMERICAN UNITED GLOBAL INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                For the Fiscal Years Ended July 31, 2001 and 2000




                                              Balance at      Charged to    Charged to                  Balance at
                                              Beginning       Costs and        Other                      End of
               Description                    of Period        Expenses      Accounts     Deductions      Period
               -----------                    ---------        --------      --------     ----------      ------

Accounts Receivable Reserve:

  Fiscal year ended July 31, 2001                -               -           ---             -                -

  Fiscal year ended July 31, 2000            $724,000        $690,000      $ ---        $(851,000)        $563,000




Inventory Reserve:

  Fiscal year ended July 31, 2001                 -              -           ---             -                -

  Fiscal year ended July 31, 2000            2,513,000      2,188,000        ---         (591,000)       5,292,000




To the Board of Directors and
Stockholders of American United Global, Inc.

     Our Audits of the consolidated financial statements referred to in our report dated November 5, 2001 appearing on page F-1 of this annual report on Form 10K also included an audit of the financial statement schedules listed in
Item 14(a)(2)of this Form 10K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
November 5, 2000

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

     PART III

     ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers, Directors and Key Employees

     The following table sets forth information with respect to directors, executive officers and key employees of the Company as of November 1, 2001. Except for matters discussed in Item 3 of this Annual Report, there are no pending legal proceedings to which any director, nominee for director or executive officer of the Company is a party adverse to the Company.

       Name            Age   Position

Robert M. Rubin         61   Chairman of the Board of Directors, President and
                             Chief Executive Officer

C. Dean McLain          48   Director and Executive Vice President and Chief
                             Executive Officer of Western

David M. Barnes         58   Vice President of Finance, Chief Financial Officer
                             and Director

Howard Katz             59   Director

Seymour Kessler         69   Director

Allen Perres            49   Director

     ROBERT M. RUBIN. Mr.Rubin has served as the Chairman of the Board of Directors of the Company since May 1991, and was its Chief Executive Officer from May 1991 to January 1, 1994. Between October 1990 and January 1, 1994, Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of the Company and its subsidiaries; from January 1, 1994 to January 19, 1996, he served only as Chairman of the Board of the Company and its subsidiaries. From January 19, 1996 to the present, Mr. Rubin has served as Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986. Mr. Rubin continued as a director of SCI (now known as Olsten Corporation ("Olsten") until the latter part of 1987. Olsten, a New York Stock Exchange listed Company, is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin was Chairman of the Board and Chief Executive Officer and is a stockholder of ERD Waste Technology, Inc., a diversified waste management public Company specializing in the management and disposal of municipal solid waste, industrial and commercial non-hazardous waste and hazardous waste. In September 1997, ERD filed for protection under the provisions of Chapter 11 of the federal bankruptcy act. Mr. Rubin is also a Director of Western. The Company owns approximately 36% of the outstanding common stock of Western. Mr. Rubin is also a director of Med-Emerg, Inc., a publicly-held Canadian management Company for hospital emergency rooms and out-patient facilities. Mr. Rubin was also a director of StyleSite Marketing, Inc., which liquidated its assets for the benefit of secured creditors in January 2000. Mr. Rubin devotes approximately 35 hours per week to the business of the Company.

     C. DEAN MCLAIN. Mr. McLain has served as an Executive Vice President of the Company since March 1, 1993, as a director of the Company since March 7, 1994 and President of Western since June 1, 1993. From 1989 to 1993, Mr. McLain served as Manager of Privatization of Case Corporation. From 1985 to 1989, Mr. McLain served as General Manager of Lake State Equipment, a distributor of John Deere construction equipment. Mr. McLain holds a B.S. degree in Business and Economics, and a Master's of Business Administration from West Texas State University. Mr. McLain devotes his full professional time to Western and included in such time is time spent on the Company's business.

     DAVID M. BARNES. Mr. Barnes has served as the Chief Financial Officer of the Company since May 15, 1996, and has been a director since November 8, 1996. Mr. Barnes is also presently a member of the Advisory Board of Interactive Imagination, Inc., a privately-held video game developer based in Seattle, WA. Mr. Barnes devotes the majority of his professional time to the business of the Company.

     HOWARD KATZ. Mr. Katz was Executive Vice President of the Company from April 15, 1996 through July 31, 1998 and has been a director since April 15, 1996. Since August 1998 to the present Mr. Katz has been the Chief Executive Officer of Imagine Networks, LLC., a New York City based privately held company which engages in advanced technology and software development.

     SEYMOUR KESSLER. Dr. Kessler has served as a Director of the Company since August 28, 2001 and has been a Director of Western since February 2, 2000. From January 1999 to the present Dr. Kessler has been co-Managing Director of RKP Capital Partners, a holding Company for publicly and privately-held companies. Between 1996 and the present Dr. Kessler has been an active investor in various publicly and privately-held companies. From 1992 through 1996 Dr. Kessler was a founder, Chief Executive Officer and a director of Princeton Dental Management Corporation. Between 1982 and 1997 Dr. Kessler served on the Board of Trustees of University of Health Science Center, in Des Moines, IA. Dr. Kessler also has been a director of four nationally-chartered banks, including serving as Vice Chairman of the Board of Directors of Peterson Bank. Dr. Kessler is a former podiatric surgeon who since 1975 has held majority and minority interests and actively served in over 85 partnerships, privately-held and publicly-owned companies and institutions.


     ALLEN PERRES. Mr. Perres has served as a Director of the Company since August 28, 2001 and has been a director of Western since February 2, 2000. From January 1999 to the present Mr. Perres has been co-Managing Director of RKP Capital Partners, a holding Company for publicly and privately-held companies. Mr. Perres is a partner in RB Partners, Inc., an investment banking firm for homebuilders, and has served in such capacity from 1994 to the present. Mr. Perres co-founded and managed that firm's commercial and residential mortgage unit, First Dearborn Mortgage Company, Inc., during such period.


Committees of the Board

     At present, the Board of Directors has three committees, the Compensation Committee, the Audit Committee, and the Corporate Governance Committee.

     The Compensation Committee's duties include the review of the compensation for all employees and the granting of options under all of the Company's employee stock option plans that may exist and be in effect from time to time. The Compensation Committee presently consists of Messrs. McLain, Kessler and Perres

     The Audit Committee's duties include the review of AUGI's financial statements, budget, and its' financing arrangements as well a review of its internal financial controls. The Audit Committee presently consists of Messrs. Kessler and Perres.

     The Corporate Governance Committee's duties include the review of corporate governance matters including proposed amendments to the Certificate of Incorporation and bylaws and the conduct of meetings of directors, committees of the Board of Directors and of stockholders. The Corporate Governance Committee consists of Messrs. Barnes and Rubin.

     During Fiscal 2001 the Board of Directors met on three occasions; The Compensation Committee and The Audit Committee each met on one occasion. The Corporate Governance Committee was formed in December 1999 and has met twice.



     ITEM 11. EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE

          The following table sets forth the amount of all compensation paid by AUGI for services rendered during each of the three fiscal years of AUGI ended July 31, 2001, 2000, and 1999 to each of AUGI's most highly compensated executive officers and key employees whose total compensation exceeded $100,000, and to all executive officers and key employees of AUGI as a group.

                             ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                             -------------------              ----------------------
                                                              AWARDS
                                                              ------       NUMBER OF
NAME AND           FISCAL    SALARY     BONUS    OTHER        RESTRICTED   SECURITIES     LTIP          ALL OTHER
PRINCIPAL          YEAR        ($)               ANNUAL       STOCK        UNDERLYING     PAYOUTS       COMPENSATION
POSITION                                         COMPENSATION AWARD(S)   OPTIONS/SARS#    ($)               ($)
--------          -----     -------   -------    ---------------------     --------       ---           ----------
                                                 ($)          ($)          SARS(#)
Robert M. Rubin    2001      425,000    -0-      -0-          -0-          -0-            -0-           -0-
Chairman,          2000      400,000    -0-      -0-          -0-          250,000        -0-           -0-
President and      1999      375,000    -0-      -0-          -0-          -0-            -0-           -0-
Chief Executive
Officer(1)

David M. Barnes    2001      150,000    -0-      -0-          -0-          -0-            -0-           -0-
Chief Financial    2000      140,000    -0-      -0-          -0-          100,000        -0-           -0-
Officer and        1999      125,000    -0-      2,000        -0-          -0-            -0-           -0-
Director

C. Dean McLain (2) 2001      390,000    -0-      -0-          -0-          -0-            -0-           -0-
Executive Vice     2000      200,000    -0-      -0-          -0-           56,500        -0-           -0-
President and      1999      290,000    -0-      -0-          -0-          -0-            -0-           -0-
Director;
President of
Western

     (1) Includes $150,000 paid under Mr. Rubin's Consulting Agreement with Western during Fiscal 1999 and Fiscal 2000 and $200,000 in fiscal 2001.

     (2)  All compensation paid by Western.

STOCK OPTION PLANS

OPTION GRANTS IN FISCAL 2001

     On October 3, 2000, the Board of Directors cancelled the 2000 Plan and approved the 2001 Stock Option Plan. All 5,400,000 options previously granted under the 2000 Plan were cancelled and replaced by the same number of options in the 2001 Plan. The Company also granted 100,000 options to a each of two special consultants, 50,000 additional options to a law firm, 10,000 options to a financial consultant and 500,000 to a management employee. A total of 3,050,000 of the 2001 grants were subsequently cancelled.

     AUGI, on October 3, 2000, granted 500,000 non-qualified stock options to Michael Sweeney, 250,000 non-qualified stock options to each of Seymour Kessler and Allen Perres (each then a nominee for Director, and elected on August 28,
2001), 250,000 non-qualified stock options to Stephen Byers and 100,000 non-qualified stock options to Michael Metter, all in consideration for services rendered and to be rendered by such persons who have agreed to be engaged as consultants to the Company, and 300,000 non-qualified stock options to Gersten, Savage & Kaplowitz, LLP ("GSK"), and 50,000 non-qualified stock options to Bert Gusrae in consideration of corporate finance consulting services, and 250,000 non-qualified stock options to Stephen Berger in consideration for legal services. The options granted vested fully upon their grant and are exerciseable for five years after issuance for $0.275 per share (125% of the market value on the date of grant) and the options granted to Messrs. Kessler, Perres and Berger vest in twenty percent (20%) increments at granting and each of the four years thereafter. 400,000 of the options granted to Mr. Sweeney and all of the options granted to Mr. Byers have since been cancelled.

     AUGI also issued 1,650,000 incentive stock options to Jeffrey Berman, which options vested one-half at granting and the remaining one-half on May 27, 2001, and 500,000 incentive stock options to Eric Staffin which vested one-third at granting and at each of the two years thereafter. On March 19, 2001, all of the options granted to Mr. Berman and Mr. Staffin were cancelled in connection with the Intertech Transaction, and Mr. Berman and Mr. Staffin were issued warrants to purchase 825,000 and 166,667 shares of Common Stock, respectively. Such number of shares represented the number of vested and exercisable options held by each of Mr. Berman and Mr. Staffin on such date. The exercise price of these warrants is 0.275 per share which is the same as the exercise price of their cancelled vested options.

     AUGI also issued a total of 1,790,000 incentive stock options, vesting immediately upon granting, to Messrs. Rubin (840,000) Katz (350,000), McLain (300,000) and Barnes (300,000) to replace an equal number of options under the 2000 Plan that were cancelled, and such options are exercisable for five years after issuance for $0.275 per share (110% of the fair market value on the date of the grant).

       Option Grants to Named Executive Officers in Last Fiscal Year

     The following table sets forth certain information with respect to all outstanding stock options issued during 2001 to AUGI's named Executive Officers.



                                   Individual Grants


                                              Percent
                                              of Total
                                              Options                                             Potential
                           Number of          Granted                                         Realizable Value
                          Securities             to                                           At Assumed annual
                          Underlying         Employees                                         Rates of Price
                            Options          In Fiscal        Exercise    Expiration          Appreciation for
Name                        Granted             Year           Price         Date                Option Term
----                        -------             ----           -----         ----                -----------

                                                                                              5%            10%

Robert M. Rubin              840,000           58.3%           $0.275       10/03/05        $67,536     $141,120

C. Dean McLain               300,000           20.8%           $0.275       10/03/05        $24,120      $50,400

David M. Barnes              300,000           20.8%           $0.275       10/03/05        $24,120      $50,400

     The following table provides information concerning the exercise of stock options during the last completed fiscal year by each Named Executive Officer, and the fiscal year-end value (as of July 31, 2001) of unexercised options held by each such person. None of these options has been exercised as of November 1, 2001.

                          Aggregated Options Exercised
                         in Last Fiscal Year and Fiscal
                             Year-End Option Values
                                                                  Value of
                                                Number of        Unexercised
                                               Unexercised      In-the-Money
                       Shares                  Options/SARs     Options/SARs
                     Acquired on    Value       at FY-End        at FY-End
Name                 Exercise (#)  Realized    Exercisable      Exercisable


Robert Rubin              -0-        -0-        840,000            $0

David Barnes               -0-       -0-        300,000            $0

C. Dean McLain             -0-       -0-        300,000            $0

THE 2001 STOCK OPTION PLAN

     The 2001 Plan was adopted on October 3, 2000 and as of such date 5,910,000 options were granted and on such date all previously issued and outstanding options granted under the 2000 Plan were cancelled. 2,800,000 of the options granted on October 3, 2000 were subsequently cancelled by AUGI. Please see the discussion under "Option Grants in Fiscal 2001" above.

     AUGI's Board of Directors cancelled as of December 7,1999 all options outstanding under the Company's 1991 and 1996 Stock Option Plans and adopted the 2000 Plan. On October 3, 2000, the Board cancelled the 2000 Plan and all options granted thereunder and adopted the 2001 Plan. The 3,110,000 options currently outstanding under the 2001 Plan replaced options for an identical number of shares of Common Stock as were issuable upon exercise of the 2000 Plan cancelled options. In addition, 2,800,000 other options granted under the 2001 plan were cancelled during the third and fourth quarter of fiscal 2001.

Employment, Incentive Compensation and Termination Agreements

     ROBERT M. RUBIN. Mr. Rubin is employed by AUGI as the Chairman of the Board of Directors of the Company. Mr. Rubin is so employed pursuant to an amended and restated employment agreement, dated as of June 3, 1998 and as most recently amended as of December 7, 1999 (the "Restated Agreement") for a term expiring December 7, 2004. The Restated Agreement provides for a minimum base salary payable to Mr. Rubin of $225,000, incentive bonuses consisting of 10% of the sale price in excess of AUGI's basis, up to a maximum aggregate bonus of $3,000,000, to be paid to Mr. Rubin contingent upon AUGI's ability to dispose of its holdings of the common stock of either eGlobe, Inc. or Western and receive net aggregate proceeds in excess of $3,000,000 from the sale of the shares of either eGlobe or Western shares, and 250,000 incentive stock options. No incentive bonus was earned in fiscal 2001 or 2000.

     Mr. Rubin is also engaged by Western, AUGI's 36% minority owned subsidiary, pursuant to a two- year Consulting Agreement, effective August 1, 1998 and extended for seven years from August 1, 2000 under which starting in Fiscal 2001 he is paid $200,000 annually plus reimbursement for his business expenses.

     C. DEAN MCLAIN. C. Dean McLain serves as the President and Chief Executive Officer of Western pursuant to a ten-year employment agreement expiring July 31, 2005. Pursuant to such agreement, Mr. McLain received an annual base salary, payable monthly, of $290,000 per annum in Fiscal 1999 and $300,000 per annum in Fiscal 2000. For each of the fiscal years ending 2001 through 2005, Mr. McLain's base salary shall be $390,000 plus a cost of living adjustment. In addition, Mr. McLain is entitled to receive certain incentive bonus payments equal to one and one half percent (1 1/2 %) of each fiscal years adjusted consolidated pre-tax income of Western in excess of $1,750,000 provided, that the maximum amount of the Incentive Bonus payable by Western to Mr. McLain shall not exceed $150,000 in any such fiscal year. Mr. McLain was also granted 300,000 incentive stock options on October 3, 2000 under the 2001 Plan, which options are immediately exercisable for five years at $0.275 per share.

     HOWARD KATZ. Howard Katz is a director of AUGI. Mr. Katz received salary severance of $32,500 in Fiscal 2001 and $78,000 in Fiscal 2000, and $91,738 in salary severance and other compensation during Fiscal 1999. Prior to July 31, 1998, Mr. Katz served as AUGI's Executive Vice President since April 15, 1996 and received an annual base salary of $185,000 for Fiscal 1998. In addition, on October 3, 2000 Mr. Katz received 350,000 stock options under the 2001 Plan, which are immediately exercisable for five years at $0.275 per share.

     DAVID M. BARNES. David M. Barnes is a director and Chief Financial Officer of AUGI. In Fiscal 2001 Mr. Barnes received total compensation of $150,000. In Fiscal 2000 Mr. Barnes received total compensation of $140,000. In Fiscal 1999 Mr. Barnes received a base salary of $125,000 and certain executive benefits which brought his total Fiscal 1999 compensation to $127,000. In Fiscal 2002 Mr. Barnes will continue in these capacities with a base salary of $160,000 plus certain executive benefits. Between May 15, 1996 and July 31, 1998 Mr. Barnes received an annual salary of $150,000. In addition on October 3, 2000 Mr. Barnes received 300,000 incentive stock options under the 2001 Plan, which options are immediately exercisable for five years at $0.275 per share.


               COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During Fiscal 2001 the Board of Directors' Compensation Committee (the "Compensation Committee") met once.

     Mr. Rubin's annual compensation, identified in the Summary Compensation Table, was determined by his employment agreements with AUGI, which were approved by the Board of Directors. Mr. Rubin's employment agreement was amended in December 1999 and is now for a five year term expiring December 7, 2004. For information concerning Mr. Rubin's Restated Agreement, see "Employment, Incentive Compensation and Termination Agreements." Mr. Rubin also entered into a consulting agreement with Western. Mr. McLain's annual compensation was set by his amended employment agreement with Western. See "Employment, Incentive Compensation and Termination Agreements."

     No director of AUGI is paid to attend Board meetings, although they are reimbursed for their actual expenses. During Fiscal 2001 AUGI held three meetings of the Board of Directors at which all directors were present telephonically. While Mr. Rubin serves on the Compensation Committees of the Boards of Directors of other publicly held corporations, no executive officers or directors of such companies serve on the Company's Compensation Committee. The Compensation Committee reviews the compensation for all employees and the granting of options under all of AUGI's employee stock option plans that may exist and be in effect from time to time, and presently consists of Messrs. McLain, Kessler and Perres.

         Transactions with ERD Waste Corp.

     AUGI incurred a loss of approximately $5,000,000 as a result of certain transactions it entered into with ERD Waste Corp. ("ERD") in Fiscal 1997. On September 30, 1997, ERD filed for reorganization under Chapter 11 of the federal bankruptcy laws. The Company has recorded a $5,000,000 net loss in connection with these transactions, which included making available for ERD's benefit a $4,400,000 letter of credit and making an additional $500,000 loan, for Fiscal 1997.

     In June 1998 a stockholder class action (the "Class Action") was filed against AUGI's directors alleging breaches of fiduciary duty and loyalty to AUGI and its stockholders in connection with a letter of credit guarantee by AUGI for ERD Waste Corp. ("ERD") and the delisting of AUGI's Common Stock and publicly-traded warrants from NASDAQ in February 1998. During Fiscal 1997 AUGI paid $4,400,000 pursuant to its guarantee for ERD, which sought protection from creditors under Chapter 11 of the federal bankruptcy laws on September 30, 1997. Final judicial approval of a settlement was received in August 1999, pursuant to which AUGI has paid $2,500,000 (the "Class Payment") to members of the stockholder class.

     The Class Payment was paid in the form of $600,000 in cash (consisting of proceeds from AUGI's directors' and officers' liability insurance policy) and $1,900,000 in the form of 777,414 shares of common stock (valued at approximately $2.44 per share) of Western Power & Equipment Corp. ("Western") owned by AUGI. These shares were distributed on or about November 1, 2000 and thereupon AUGI recognized a loss (accrued at July 31, 2000) of $1,434,000 representing the difference between the book value of the transferred shares and their market value as calculated pursuant to the settlement agreement. AUGI presently owns approximately 36% of the outstanding Western common stock.

TRANSACTIONS WITH OTHER AFFILIATES

     During Fiscal 1999 and Fiscal 2000 AUGI provided financing to IDF, a minority-owned subsidiary in the amounts of $992,000 and $364,000, respectively. These funds were used for working capital, the payment of certain delinquent taxes and other liabilities of Hayden/Wegman, Inc., an IDF subsidiary, and costs related to the discontinuation of operations of the TechStar subsidiary. AUGI took a full reserve against these advances at July 31, 2000 due to IDF's significant decrease in revenue and its inability to obtain further financing. In September 2000, IDF discontinued the operations of Hayden / Wegman.

     Mr. Rubin was a director of IDF until August 1999 and owned 874,659 shares of IDF common stock, representing approximately 9.0% of the then outstanding IDF common stock after giving effect to the IDF Merger, and including Mr. Rubin's conversion of an $800,000 loan previously made to IDF into preferred stock convertible into an additional 400,000 shares of IDF common stock, prior to his transfer of such shares to the Rubin Family Irrevocable Stock Trust. Subsequent the IDF Merger, Mr. Rubin served as Chairman of the Board of Directors of IDF until August 1999.

INTERTECH TRANSACTION

     On March 19, 2001, pursuant to a share purchase agreement (the "Intertech Agreement") by and among AUGI, Intertech Capital, Inc. ("Intertech"), Jeffrey M. Berman ("Berman"), Eric Staffin ("Staffin") and Peter Gregory Saridakis ("Saridakas") (Berman, Staffin and Saridakas are collectively referred to as the "Purchasers"), AUGI sold an aggregate of 500,000 shares of common stock of Intertech, par value $.0001 per share (the "Intertech Shares") to the Purchasers, which Intertech Shares constituted all of the issued and outstanding capital stock of Intertech. In connection therewith, AUGI issued to: (i) Berman 825,000 warrants to purchase shares of AUGI's common stock (the "Warrants");
(ii) Staffin 166,667 Warrants; and (iii) Saridakis 83,333 Warrants, all which are immediately vested, expire on March 19, 2006, and are exercisable at $0.275 per share. In consideration for the Intertech Shares and the Warrants, each of the Purchasers terminated their respective employment agreements with AUGI, released AUGI from any obligations with respect to the employment agreements, including past due and accrued salaries, and terminated and waived all right to any stock options granted by AUGI. In addition, Berman and Staffin resigned as officers and/or directors of the Company.

     Simultaneous with the closing of the Intertech transaction the Company purchased approximately 5.4% of Intertech's then issued and outstanding capital stock in consideration for the transfer of 79,895 shares of common stock of New Media Technology, Inc. owned by the AUGI.

RECENT DEVELOPMENTS REGARDING WESTERN

     On September 18, 2001 Western entered into a Purchase Agreement with e*machinery.net, Inc. (OTCBB:EMAC) whereby EMAC would acquire the business and substantially all of the assets and liabilities of Western's wholly owned operating subsidiary, Western Power & Equipment Corp. (Oregon) for $500,000 in cash, a seven year interest bearing promissory note for $700,000 and 1,200,000 shares of EMAC common stock valued at approximately $600,000. The closing is subject to a number of conditions including, but not limited to, due diligence and approval by both Case Corporation and Deutsche Financial Services. There is no assurance that this transaction will be consummated.

Compensation Committee Report On Executive Compensation

     The Board of Directors has been largely responsible for AUGI's executive compensation policy in prior years and the Compensation Committee met once during Fiscal 2001. The Board believes that offering its senior executive officers employment agreements is the best way to attract and retain highly capable employees on a basis that will encourage them to perform at increasing levels of effectiveness and to use their best efforts to promote the growth and profitability of AUGI and its subsidiaries. The Board believes this enabled it to concentrate on negotiating particular employment contracts rather than establishing more general compensation policies for all management and other personnel. AUGI believes that its compensation levels as to all of its employees were comparable to industry standards. Currently, Mr. Rubin is AUGI's only senior executive officer employed under a contract approved by the full Board of Directors. See "Executive Compensation-Employment, Incentive Compensation and Termination Agreements."

     In setting levels of compensation under such employment contracts and in approving management's compensation of all other Company employees, the Board of Directors evaluates AUGI's overall operations, the contribution of particular individuals to AUGI's performance and industry compensation standards. A significant percentage of the compensation that could be paid to each of Messrs. Rubin and McLain under their respective employment agreements is tied to the achievement of prescribed levels of pre-tax income or specific performance goals. See "Employment, Incentive Compensation and Termination Agreements," above.

Compliance with Section 16(a) of the Exchange Act.

     To the knowledge of the Company, with the exception of Messrs. Rubin, McLain, Barnes, and Katz, who did not timely file a Form 4 reflecting the cancellation of their 2000 Plan options and granting of their options under the 2001 Plan, and Messrs. Kessler and Perres who did not timely file a Form 3 upon their election to the Board, no officers, directors, beneficial owner of more than 1 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any other person subject to Section 16 of the Exchange Act with respect to AUGI, failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during Fiscal 2001.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of November 1, 2001 with respect to the beneficial ownership of the Common Stock of AUGI by each beneficial owner of more than five percent (5%) of the total number of outstanding shares of the Common Stock of AUGI, each director and all executive officers and directors of AUGI as a group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares. The table does not include options or SARs that have not yet vested or are not exercisable within 60 days of the date hereof.

Name and Address*                                              Number of Shares                Percentage of
of Beneficial Owner               Office(s)                    Beneficially Owned(1)           Common Stock (1)
-------------------               ---------                    ---------------------           ----------------

Robert M. Rubin                   Director, President, Chief            842,000(2)(6)                6.2
                                  Executive Officer and
                                  Chairman of the Board

C. Dean McLain                    Director, Executive                   300,000(3)                   2.3
4601 N.E. 77th Avenue             Vice-President and
Suite 200                         President of Western
Vancouver, WA 98662               Power and Equipment Corp.
                                  ("Western")

Howard Katz                       Director                              350,000 (4)                  2.7

David M. Barnes                   Chief Financial Officer               300,000 (5)                  2.3
                                  Vice President of Finance
                                  and Director

Rubin Family Irrevocable                                              1,245,798 (6)                 10.0
Stock Trust
25 Highland Blvd.
Dix Hills, NY 11746

Jeffrey Berman                                                          825,000 (7)                  6.1

Seymour Kessler                   Director                              250,000 (8)                  2.0

Allen Perres                      Director                              250,000 (9)                  2.0

All Directors and Executive                                           2,292,000                     15.5
Officers as a Group (5 persons)


     * Unless otherwise indicated, the address of each such beneficial owner is 11108 N.E. 106th Place, Kirkland, Washington 98033.

     1) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. All stock options and warrants mentioned in (2) through (9) below are immediately exercisable.

     (2) Includes (a) 2,000 shares of Common Stock owned by Mr. Rubin and (b) incentive stock options issued to Mr. Rubin under the 2001 Plan on October 3, 2000 to acquire 840,000 shares for five years after issuance at an exercise price of $0.275 per share, or approximately 110% of the closing sale price of the Common Stock on such date.

     (3) Includes incentive stock options to acquire 300,000 shares of Common Stock granted to Mr. McLain under the 2001 Plan on October 3, 2000 for five years after issuance at an exercise price of $0.275 per share, or approximately 110% of the closing sale price of the Common Stock on such date. Mr. McLain's continuing employment is governed by the terms of his employment agreement with Western.

     (4) Includes incentive stock options granted to Mr. Katz under the 2001 Plan on October 3, 2000 to purchase 350,000 shares of Common Stock for five years after issuance at an exercise price of $0.275 per share, or approximately 110% of the closing sale price of the Common Stock on such date.

     (5) Includes incentive stock options granted to Mr. Barnes under the 2001 Plan on October 3, 2000 to purchase 300,000 shares of Common Stock for five years after issuance at an exercise price of $0.275 per share, or approximately 110% of the closing sale price of the Common Stock on such date.

     (6) Robert M. Rubin, a grantor of the Rubin Family Irrevocable Stock Trust (the "Trust"), does not have any voting power over, and disclaims beneficial ownership of, the shares of Common Stock held by the Trust.

     (7) Includes a warrant to purchase up to 825,000 shares of Common Stock issued to Mr. Berman pursuant to the Share Purchase Agreement between AUGI and Intertech Capital, Inc dated March 19, 2001. The warrant was issued in consideration for the cancellation of all options granted to Mr. Berman under the 2001 Plan on October 3, 2000. The warrant is exercisable for five years at $0.275 per share.

     (8) Includes 250,000 non-qualified stock options, which vested upon Dr. Kessler's election to the Board of Directors on August 28, 2001. Such options are exercisable for five years after issuance for $0.275 per share.

     (9) Includes 250,000 non-qualified stock options, which vested upon Mr. Perres' election to the Board of Directors on August 28, 2001. Such options are exercisable for five years after issuance for $0.275 per share



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

3.1  Certificate of Incorporation of Registrant.(1)

3.2  By-laws of Registrant. (2)

4.1  Specimen Certificate of Common Stock. (3)

4.2  1991 Employee Stock Option Plan. (1)

21   Subsidiaries of AUGI*.



(1) Included with the filing of AUGI's Registration Statement on Form S-1 on October 18, 1991, as amended by Amendment No. 1, dated December 18, 1991, Amendment No. 2, dated January 9, 1990, Amendment No. 3, dated January 24, 1992 and Amendment No. 4, dated January 28, 1992.

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

         Dated: November 12, 2001

     AMERICAN UNITED GLOBAL, INC.



                 By:./s/ Robert M. Rubin
                 -----------------------
                  Robert M. Rubin, Chairman

     In accordance with the Securities and Exchange Commission, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature               Title                              Date


/s/ Robert M. Rubin     Chairman of the Board, Chief        November 12, 2001
--------------------    Executive Officer and Director
Robert M. Rubin




/s/ C. Dean McLain      Executive Vice President and        November 12, 2001
------------------      Director
C. Dean McLain



/s/ David M. Barnes     Vice President--Finance and Chief   November 12, 2001
--------------------    Financial and Chief Accounting
David M. Barnes         Officer



/s/ Howard Katz         Director                            November 12, 2001
-------------------
Howard Katz


/s/ Seymour Kessler     Director                            November 12, 2001
-------------------
Seymour Kessler

/s/ Allen Perres        Director                            November 12, 2001
-------------------
Allen Perres

  EXHIBIT LIST


3.1  Certificate of Incorporation of Registrant.(1)

3.2  By-laws of Registrant. (2)

4.1  Specimen Certificate of Common Stock. (3)

4.2  1991 Employee Stock Option Plan. (1)

21   Subsidiaries of AUGI*.





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

(2) Filed as an Exhibit to the Definitive Proxy Materials of Alrom Corp., a New York corporation, as filed on December 10, 1991.

(3) Filed as an Exhibit to AUGI's Registration Statement on Form S-18 (Registration No. 3303330 81-NY) and incorporated herein by reference thereto.

*          Filed herewith