Form 10-Q
period 2001-10-31
AMERICAN UNITED GLOBAL INC
filed 2001-12-20
CIK 859792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For The Quarter Ended October 31, 2001
                         Commission File Number 1-13549


                          AMERICAN UNITED GLOBAL, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                             95-4359228
      (State or other jurisdiction of       (I.R.S. Employer I.D. Number)
      incorporation or organization)

                  11108 NE 106th PLACE
                 KIRKLAND, WASHINGTON                98033
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


                              YES X                              NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                Title of Class           Number of Shares
                 Common Stock               Outstanding
          (par value $.01 per share)           497,602

                         AMERICAN UNITED GLOBAL, INC.


                                      INDEX

                                                                     Page
                                                                    Number

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements
     Consolidated Balance Sheets
       October 31, 2001 (unaudited) and July 31, 2001............       1
     Consolidated Statements of Operations
       Three Months Ended October 31, 2001
       and October 31, 2000 (unaudited)..........................       2
     Consolidated Statements of Cash Flows
       Three Months Ended October 31, 2001
       and October 31, 2000  (unaudited).........................       3
     Notes to the Consolidated Financial
     Statements (unaudited)......................................       4
   Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations...............       5
   Item 3. Quantitative and Qualitative Disclosure about
     Market Risk.................................................      N/A

PART II. OTHER INFORMATION
   Item 1. Legal Proceedings ....................................      N/A
   Item 2. Changes in Securities.................................      N/A
   Item 3. Defaults Upon Senior Securities.......................      N/A
   Item 4. Submission of Matters to a Vote of Security
     Holders.....................................................      N/A
   Item 5. Other Information ....................................       6
   Item 6. Exhibits and Reports on Form 8-K......................       6

ITEM 1
                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                                                                        October 31,           JULY 31,
                                                                                           2001                 2001
                                                                                         --------            ----------
                                                                                      (unaudited)
                                  ASSETS


CURRENT ASSETS:
   Cash and cash equivalents................................................  $           448,000  $            519,000
   Investment in marketable securities.....................................                65,000               226,000
   Prepaid expenses and other receivables..................................                35,000               478,000
                                                                                      ------------          -----------

       TOTAL CURRENT ASSETS................................................               548,000             1,724,000


   Other assets............................................................               250,000               250,000
   Investment in Western Power & Equipment Corp............................               831,000               702,000
                                                                                      -----------          ------------

       TOTAL ASSETS........................................................  $          1,629,000  $          1,724,000
                                                                                      ===========          ============

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Short-term borrowing....................................................  $          1,500,000  $          1,500,000
   Accounts payable........................................................                43,000                39,000
   Accrued liabilities.....................................................             1,379,000             1,370,000
                                                                                        ---------             ---------
       TOTAL CURRENT LIABILITIES...........................................             2,922,000             2,909,000
                                                                                        ---------             ---------

Commitments and contingencies

Shareholders' deficit:
   Preferred stock, 12.5% cumulative, $1.00 per share liquidation value,
    $.01 par value; 1,200,000 shares authorized;
     none issued and outstanding...........................................                  -                   -
   Series B-1 preferred stock, convertible at a ratio of 25 for 1 to common,
     $3.50 per share liquidation value, $.01 par value; 1,000,000 shares
      authorized;  407,843 and 416,263 shares issued and outstanding.......                 4,000                 4,000
   Common stock, $.01 par value; 40,000,000 shares
     authorized; 497,602 and 497,573 shares issued and outstanding.........                 5,000                 5,000
   Additional contributed capital..........................................            50,390,000            50,390,000
   Accumulated deficit.....................................................           (50,982,000)          (50,710,000)
   Accumulated other comprehensive loss....................................              (710,000)             (874,000)
                                                                                       ----------             ---------
       TOTAL SHAREHOLDERS' DEFICIT.........................................            (1,293,000)           (1,185,000)
                                                                                        ---------             ---------

       TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.........................  $          1,629,000  $          1,724,000
                                                                                     ============           ===========


                               See accompanying notes to consolidated financial statements.




                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                       OCTOBER 31

                                                                   2001            2000
                                                                   ----            ----




General and administrative expenses....................       $   175,000     $         853,000
                                                                ---------             ---------

Operating loss.........................................          (175,000)             (853,000)


Interest expense, net..................................           (34,000)             (149,000)
Loss on sale of marketable securities..................          (192,000)             (383,000)
                                                               ----------            ----------

Loss before income taxes and minority interest.........          (401,000)           (1,385,000)

Equity in income of unconsolidated subsidiary..........           129,000               168,000
                                                                 --------               -------


Net loss ..............................................      $   (272,000)    $      (1,217,000)
                                                             ============           ============


Basic and diluted loss per share.......................      $     (0.55)     $           (2.51)
                                                                   =====                  =====

Weighted average number of shares......................            497,582               485,736
                                                                ==========            ==========

                               See accompanying notes to consolidated financial statements.


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                          THREE MONTHS ENDED
                                                                             OCTOBER 31,
                                                                             -----------
                                                                      2001                2000
                                                                      ----                ----


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss............................................       $    (272,000)      $    (1,217,000)
   Adjustments to reconcile net loss to
     net cash used by operating activities
     Loss on sale of marketable securities.............             192,000               383,000
     Undistributed income of affiliate.................            (129,000)             (168,000)
     Stock option compensation expense.................               -                   532,000
     Changes in assets and liabilities:
       Prepaid expenses and other receivables..........              (8,000)               60,000
       Accounts payable................................               4,000                12,000
       Other accrued liabilities.......................               9,000               (76,000)
                                                                    -------              --------

NET CASH USED BY OPERATING ACTIVITIES..................            (204,000)             (474,000)

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sale of marketable securities.........             133,000               619,000
                                                                    -------               -------

NET CASH PROVIDED BY INVESTING ACTIVITIES..............             133,000               619,000

CASH FLOWS FROM FINANCING ACTIVITIES

NET CASH PROVIDED BY FINANCING ACTIVITIES..............               -                      -
                                                                    -------               -------

Net decrease in cash and cash equivalents..............             (71,000)              145,000
Cash and cash equivalents, beginning...................             519,000               457,000
                                                                  ---------             ---------

Cash and cash equivalents, ending......................       $     448,000       $       602,000
                                                              =============       ===============


                    See accompanying notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial information included in this report has been prepared in conformity with the accounting principles generally accepted in the United States of America reflected in the consolidated financial statements for the preceding year included in the annual report on Form 10-K for the year ended July 31, 2001 filed with the Securities and Exchange Commission. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's financial statements included in the annual report on Form 10-K for the year ended July 31, 2001 filed with the Securities and Exchange Commission.

     The consolidated  financial  statements include the accounts of the Company
and  its  wholly  owned  and  majority  owned   subsidiaries.   All  significant
intercompany balances and transactions have been eliminated in consolidation.

     The Company previously owned approximately 59.6% of the common stock of Western Power & Equipment Corp ("Western") and therefore had consolidated the results of operations of Western with those of the Company. Pursuant to the shareholder litigation settlement, 777,414 common shares of Western owned by the Company were distributed to claimants on November 1, 2000, reducing the share ownership percentage of Western by AUGI to approximately 36%. Effective August 1, 2000 the Company no longer consolidates Western and has accounted for its investment in Western using the equity method.


     The Company has a working capital deficit for the three months ended October 31, 2001 and for each of the three years ending July 31, 1999, 2000 and 2001. In addition, the cash, cash equivalents and marketable securities of $513,000 as at October 31, 2001 are not sufficient to fund current levels of operations for the next twelve months. The Company is therefore actively pursuing various sources of financing. Should such financing not be obtained, the Company may not be able to continue in business.

     At the Company's stockholders' meeting held on August 28, 2001 the stockholders approved a reverse split of one-for-fifteen, one-for-twenty or one-for-twenty-five with the exact ratio to be determined at the discretion of the Board of Directors. The Board met on December 7, 2001 and approved the ratio of one-for-twenty-five. The effective date of the reverse split is December 17, 2001 and all shareholders of record on that date will receive one share of common stock for every twenty-five shares that they hold. Fractional interests will be rounded up to the next highest share. All share and per share amounts have been restated in all periods presented to reflect the effects of the reverse split. In addition, the Company's stock ticker symbol was changed to AUGB effective December 17, 2001 as a result of the reverse stock split.

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


Results of Operations


     The Three Months Ended October 31, 2001 Compared to the Three Months Ended October 31, 2000


     General and administrative expenses totaled $175,000 for the three months ended October 31, 2001 compared to $853,000 for the three months ended October 31, 2000. The net decrease in general and administrative expenses of $678,000 is primarily attributable to $532,000 of stock option compensation recorded in the quarter ended October 31, 2000 for which no comparable expense exists in the current year. The remaining decrease is due to reduced headcount and lower administrative expenses in the current year.

     Loss on sales of marketable securities was $192,000 for the quarter ended October 31, 2001, a decrease of $191,000 from $383,000 for the prior year comparable period. The decrease in the loss is due to lower cash requirements for the quarter resulting in fewer sales of securities at losses.


     Net interest expense for the three months ended October 31, 2001 of $34,000 decreased $115,000 from the $149,000 in the prior year comparative period. This decrease is primarily due to interest paid under the Shareholder settlement agreement in the prior year for which there is no comparable expense in the current year.

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

     During the quarter ended October 31, 2001, cash and cash equivalents and marketable securities decreased by $232,000 primarily due to sales of marketable securities to fund operations and decreases in the market value of investment in marketable securities.

     The Company's cash and cash equivalents and marketable securities of $513,000 as of October 31, 2001 are not sufficient to support current levels of operations for the next twelve months. In order to continue to operate through the end of fiscal 2002 and into fiscal 2003, the Company would have to obtain financing or sell some or all of its share ownership in Western. The Company is actively seeking additional sources of financing, which may include a public offering of debt and equity. The Company has not obtained a commitment or agreement for any financing. There can be no assurances that the Company will obtain sufficient additional financing on terms acceptable to the Company.
Should such financing fail to be obtained the Company may not be able to continue its operations.

PART II

ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None


ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                  None

         (B)      REPORTS ON FORM 8-K




     The Company filed a Current Report on Form 8-K on December 14, 2001 regarding the Company's press release concerning the reverse stock split.


     The Company filed a Current Report on Form 8-K on August 6, 2001 regarding the Company's extension of the expiration date of the publicly traded warrants.

                                    SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMERICAN UNITED GLOBAL, INC.


December 19, 2001



                  By:     /s/ Robert M. Rubin
                          -------------------
                          Robert M. Rubin
                          Chief Executive Officer




                  By:     /s/ David M. Barnes
                          -------------------
                          David M. Barnes
                          Chief Financial Officer