Form 10-K/A
period 2001-07-31
AMERICAN UNITED GLOBAL INC
filed 2002-01-02
CIK 859792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

         Documents incorporated by reference: None

      PART I

        ITEM 1.     DESCRIPTION OF BUSINESS

         Summary

     American United Global, Inc., a Delaware corporation ("AUGI" or the "Company"), which owns minority equity positions in five companies. AUGI's primary equity position is its 36% ownership of Western Power & Equipment Corp. ("Western"). Prior to November 1, 2000, Western was a 59.6% majority owned operating subsidiary, engaged primarily in the distribution, rental and servicing of construction equipment. On November 1, 2000, 777,414 shares of Western common stock owned by the AUGI were distributed pursuant to the final court approved settlement of the shareholder class action. Due to the distribution of the Western shares, Western is no longer a majority owned subsidiary of AUGI and AUGI does not have significant control over management decisions or the operations of Western. AUGI therefore no longer consolidates the results of Western with its operations and effective as of August 1, 2000 accounts for its investment in Western using the equity method. All other equity positions held by AUGI are each less than 5% and are recorded in the financial statements under the captions Investment in marketable securities and Other assets.

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


     Forward Looking Statements and Associated Risks.

     This annual report on Form 10-K/A contains certain forward-looking statements, including among others (i) anticipated trends in AUGI's financial condition and results of operations, and (ii) AUGI's business strategy. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to other risks described elsewhere in this "Risk Factors" discussion, important factors to consider in evaluating such forward-looking statements include (a) changes in external competitive market factors or in AUGI's internal budgeting process which might impact trends in AUGI's results of operations;
(b)unanticipated working capital or other cash requirements; (c) changes in AUGI's business strategy or an inability to execute its strategy due to unanticipated changes in the industries in which it operates; and (d) various competitive factors that may prevent AUGI from competing successfully in the marketplace. In light of these risks and uncertainties, there can be no assurance that the events predicted in forward-looking statements will, in fact, transpire.


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

         General Overview

     AUGI owns equity interests in 5 operating entities. The most significant interest is its 36% interest in Western Power & Equipment Corp. which engages in the sale, rental and servicing of light, medium- sized and heavy construction, agricultural and industrial equipment, parts and related products. The major supplier to Western is Case Corporation and the items sold, rented and serviced include backhoes, excavators, crawler dozers, compactors, log loaders, street sweepers and forklifts. Western operates 18 facilities in Nevada, Oregon, Washington, California and Alaska and sells to contractors, governmental agencies and other customers primarily for use in the construction of residential and commercial buildings, roads, levees, dams, underground power projects and municipal construction.


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

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS

     American United Global, Inc., a Delaware corporation (the "Company") owns minority equity positions in five entities. The Company's primary interest is it's 36% minority ownership of Western Power & Equipment Corp. (Western). Western previously was a 59.6% majority owned subsidiary and on November 1, 2001 the Company distributed 777,414 shares of Western common stock owned by the Company pursuant to the final court approved settlement of the shareholder class action. Such distribution decreased the Company's percentage ownership of Western to 36%. All other equity positions held by the Company are each less than five percent.

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

     SCHEDULE II


                          AMERICAN UNITED GLOBAL INC.

                       VALUATION AND QUALIFYING ACCOUNTS
             For the Fiscal Years Ended July 31, 2001, 2000 and 1999




                                              Balance at      Charged to    Charged to                  Balance at
                                              Beginning       Costs and        Other                      End of
               Description                    of Period        Expenses      Accounts     Deductions      Period
               -----------                    ---------        --------      --------     ----------      ------

Income Tax Valuation Allowance:

  Fiscal year ended July 31, 1999          $4,377,000                                   $(276,000)      $4,101,000

  Fiscal year ended July 31, 2000          $4,401,000        $5,387,000      ---             -          $9,488,000

  Fiscal year ended July 31, 2001          $9,488,000                        ---       $1,264,000       $8,224,000


Accounts Receivable Reserve:

  Fiscal year ended July 31, 1999            $670,000        $732,000        ---        $(678,000)        $724,000

  Fiscal year ended July 31, 2000            $724,000        $690,000        ---        $(851,000)        $563,000

  Fiscal year ended July 31, 2001                -               -           ---             -                -


Inventory Reserve:

  Fiscal year ended July 31, 1999           $2,833,000     $  884,000        ---      $(1,204,000)      $2,513,000

  Fiscal year ended July 31, 2000           $2,513,000     $2,188,000        ---        $(591,000)      $5,292,000

  Fiscal year ended July 31, 2001                 -              -           ---             -                -


                      Report of Independant Accountants on
                          Financial Statement Schedules


To the Board of Directors
of American United Global, Inc.

Our audits of the financial statements referred to in our report dated November 5, 2001 appearing on page F-2 in the 2001 Annual Report to Shareholders of American United Global, Inc. (which report and financial statements are incorporated by reference on the annual report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



PricewaterhouseCoopers LLP
Portland, Oregon

November 5, 2001

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

Employment, Incentive Compensation and Termination Agreements

     ROBERT M. RUBIN. Mr. Rubin is employed by AUGI as the Chairman of the Board of Directors of the Company. Mr. Rubin is so employed pursuant to an amended and restated employment agreement, dated as of June 3, 1998 and as most recently amended as of December 7, 1999 (the "Restated Agreement") for a term expiring December 7, 2004. The Restated Agreement provides for a minimum base salary payable to Mr. Rubin of $225,000, incentive bonuses consisting of 10% of the sale price in excess of AUGI's basis, up to a maximum aggregate bonus of $3,000,000, to be paid to Mr. Rubin contingent upon AUGI's ability to dispose of its common stock of either eGlobe, Inc. or Western and receive net aggregate proceeds in excess of $3,000,000 from the sale of the shares of either eGlobe or Western shares, and 250,000 incentive stock options. No incentive bonus was earned in fiscal 2001 or 2000.

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