Form 10-Q
period 2002-01-31
AMERICAN UNITED GLOBAL INC
filed 2002-03-18
CIK 859792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For The Quarter Ended January 31, 2002
                         Commission File Number 1-13549


                          AMERICAN UNITED GLOBAL, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                             95-4359228
      (State or other jurisdiction of       (I.R.S. Employer I.D. Number)
      incorporation or organization)

                11108 N.E.106th PLACE
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


                              YES X                              NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                Title of Class           Number of Shares
                 Common Stock               Outstanding
          (par value $.01 per share)           497,624

                         AMERICAN UNITED GLOBAL, INC.


                                      INDEX

                                                                     Page
                                                                    Number

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements
     Consolidated Balance Sheets
       January 31, 2002 (unaudited) and July 31, 2001..............       1
     Consolidated Statements of Operations
       Three Months Ended January 31, 2002
       and January 31, 2001 (unaudited)............................       2
       Six Months Ended January 31, 2002
       and January 31, 2001 (unaudited)............................       3
     Consolidated Statements of Cash Flows
       Six Months Ended January 31, 2002
       and January 31, 2001  (unaudited)...........................       4
     Notes to the Consolidated Financial
     Statements (unaudited)........................................      5-6
   Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations.................      7-8
   Item 3. Quantitative and Qualitative Disclosure about
     Market Risk...................................................     N/A

PART II. OTHER INFORMATION
   Item 1. Legal Proceedings ......................................     N/A
   Item 2. Changes in Securities...................................     N/A
   Item 3. Defaults Upon Senior Securities.........................     N/A
   Item 4. Submission of Matters to a Vote of Security
     Holders.......................................................     N/A
   Item 5. Other Information ......................................     N/A
   Item 6. Exhibits and Reports on Form 8-K........................      9

ITEM 1
                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                                                                        January 31,           JULY 31,
                                                                                           2002                 2001
                                                                                         --------            ----------
                                                                                      (unaudited)
                                  ASSETS


CURRENT ASSETS:
   Cash and cash equivalents................................................  $           263,000  $            519,000
   Investment in marketable securities.....................................                29,000               226,000
   Prepaid expenses and other receivables..................................                22,000               478,000
                                                                                      ------------          -----------

       TOTAL CURRENT ASSETS................................................               314,000             1,724,000


   Other assets............................................................                75,000               250,000
   Investment in Western Power & Equipment Corp............................               555,000               702,000
                                                                                      -----------          ------------

       TOTAL ASSETS........................................................  $            944,000  $          1,724,000
                                                                                      ===========          ============

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Short-term borrowing....................................................  $          1,500,000  $          1,500,000
   Accounts payable........................................................                43,000                39,000
   Accrued liabilities.....................................................             1,405,000             1,370,000
                                                                                        ---------             ---------
       TOTAL CURRENT LIABILITIES...........................................             2,948,000             2,909,000


Commitments and contingencies

Shareholders' deficit:
   Preferred stock, 12.5% cumulative, $1.00 per share liquidation value,
    $.01 par value; 1,200,000 shares authorized;
     none issued and outstanding...........................................                  -                   -
   Series B-1 preferred stock, convertible to common,
     $3.50 per share liquidation value, $.01 par value; 1,000,000 shares
      authorized;  407,094 and 407,843 shares issued and outstanding.......                 4,000                 4,000
   Common stock, $.01 par value; 40,000,000 shares
     authorized; 497,624 and 497,573 shares issued and outstanding.........                 5,000                 5,000
   Additional paid-in capital..............................................            50,390,000            50,390,000
   Accumulated deficit.....................................................           (51,815,000)          (50,710,000)
   Accumulated other comprehensive loss....................................              (588,000)             (874,000)
                                                                                       ----------             ---------
       TOTAL SHAREHOLDERS' DEFICIT.........................................            (2,004,000)           (1,185,000)
                                                                                     ------------             ---------

       TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.........................  $            944,000  $          1,724,000
                                                                                     ============           ===========


                               See accompanying notes to consolidated financial statements.




                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                       JANUARY 31,

                                                                   2002                2001
                                                                   ----                ----



General and administrative.............................        $  217,000            $  549,000
                                                                ---------             ---------

Operating (loss) income................................          (217,000)             (549,000)


Interest expense, net..................................            36,000                33,000
Loss on sale of marketable securities..................           129,000               661,000
Impairment charge......................................           175,000                  -
Stock option compensation..............................              -                 (530,000)
Other income...........................................              -                  (91,000)
                                                               ----------            ----------

Loss before equity in loss (earnings) of affiliate.....          (557,000)             (622,000)

Equity in loss (earnings) of affiliate.................           276,000              (325,000)
                                                                 --------               -------


Net loss ..............................................      $   (833,000)          $   (297,000)
                                                             ============           ============


Basic and diluted loss per share.......................      $     (1.67)           $     (0.61)
                                                                   =====                  =====

Weighted average number of shares......................            497,612               485,785
                                                                ==========            ==========

                               See accompanying notes to consolidated financial statements.




                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      SIX MONTHS ENDED
                                                                       JANUARY 31,

                                                                   2002            2001
                                                                   ----            ----



General and administrative expenses....................       $   392,000          $    872,000
                                                                ---------             ---------

Operating (loss) income................................          (392,000)             (872,000)

Interest expense, net..................................            70,000               182,000
Loss on sale of marketable securities..................           321,000             1,044,000
Impairment charge......................................           175,000                  -
Other income...........................................              -                  (91,000)
                                                               ----------            ----------

Loss before equity in loss (earnings) of
 unconsolidated subsidiary.............................          (958,000)           (2,007,000)

Equity in loss (earnings) of affiliate.................           147,000              (894,000)
                                                                 --------               -------


Net loss ..............................................      $ (1,105,000)          $ (1,113,000)
                                                             ============           ============


Basic and diluted loss per share.......................      $     (2.22)           $     (2.29)
                                                                   =====                  =====

Weighted average number of shares......................            497,602               485,735
                                                                ==========            ==========

                               See accompanying notes to consolidated financial statements.


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                           SIX MONTHS ENDED
                                                                            JANUARY 31,
                                                                            -----------
                                                                      2001                2000
                                                                      ----                ----


CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)..........................................       $  (1,105,000)      $    (1,113,000)
   Adjustments to reconcile net loss to
     net cash used by operating activities
     Loss on sales of investments......................             321,000             1,044,000
     Undistributed loss (earnings) of affiliate........             147,000              (894,000)
     Impairment charge.................................             175,000                  -
     Changes in assets and liabilities:
       Prepaid expenses and other receivables..........               5,000              (284,000)
       Accounts payable and accrued liabilities........              39,000               367,000
                                                                    -------              --------

NET CASH USED BY OPERATING ACTIVITIES..................            (418,000)             (880,000)

CASH FLOWS FROM INVESTING ACTIVITIES
   Net effect on cash from distribution of shares......                                  (823,000)
   Reserve for note receivable.........................                                   175,000
   Proceeds from sale of marketable securities.........             162,000               770,000
                                                                    -------               -------

NET CASH PROVIDED BY INVESTING ACTIVITIES..............             162,000               122,000

CASH FLOWS FROM FINANCING ACTIVITIES

NET CASH USED BY FINANCING ACTIVITIES..................               -                      -
                                                                    -------               -------

Net decrease in cash and cash equivalents..............            (256,000)             (758,000)
Cash and cash equivalents, beginning...................             519,000             1,281,000
                                                                  ---------             ---------

Cash and cash equivalents, ending......................       $     263,000       $       523,000
                                                              =============       ===============


                    See accompanying notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial information included in this report has been prepared in conformity with the accounting principles generally accepted in the United States of America reflected in the consolidated financial statements for the preceding year included in the annual report on Form 10-K/A for the year ended July 31, 2001 filed with the Securities and Exchange Commission. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's financial statements included in the annual report on Form 10-K/A for the year ended July 31, 2001 filed with the Securities and Exchange Commission.

     The consolidated  financial  statements include the accounts of the Company
and  its  wholly  owned  and  majority  owned   subsidiaries.   All  significant
intercompany balances and transactions have been eliminated in consolidation.

     The Company previously owned approximately 59.6% of the common stock of Western Power & Equipment Corp ("Western") and therefore had consolidated the results of operations of Western with those of the Company. Pursuant to the shareholder litigation settlement, 777,414 common shares of Western owned by the Company were distributed to claimants on November 1, 2000, reducing the share ownership percentage of Western by the Company to approximately 36%. Effective August 1, 2000 the Company no longer consolidates Western and has accounted for its investment in Western using the equity method.

     The Company had a working capital deficit for the six months ended January 31, 2002 and for each of the three years ending July 31, 1999, 2000 and 2001. In addition, the cash, cash equivalents and marketable securities of $292,000 as at January 31, 2002 are not sufficient to fund current levels of operations for the next twelve months. The Company is therefore actively pursuing various sources of financing. The Company has undertaken to initiate an offering of rights to its existing common shareholders who own 100 or more common shares to raise net proceeds of between $900,000 and $2,900,000. Should such financing or other alternative financing not be obtained, the Company may not be able to continue in business.

     At the Company's stockholders' meeting held on August 28, 2001 the stockholders approved a reverse split of one-for-fifteen, one-for-twenty or one-for-twenty-five with the exact ratio to be determined at the discretion of the Board of Directors. The Board met on December 7, 2001 and approved the ratio of one-for-twenty-five. The effective date of the reverse split was December 17, 2001 and all shareholders of record on that date received one share of common stock for every twenty-five shares that they held. Fractional interests were rounded up to the next highest share. All share and per share amounts have been restated in all periods presented to reflect the effects of the reverse split. In addition, the Company's stock ticker symbol was changed to AUGB effective December 17, 2001 as a result of the reverse stock split.

NOTE 2 - CONTINGENCIES

Legal Proceedings

     There are no pending material legal proceedings in which the Company or any of its subsidiaries is a defendant, or to which any of their respective properties are subject, which either individually or in the aggregate, may have a material adverse effect on the results of operations or financial position of the Company.

     The Company is the plaintiff in a lawsuit entitled American United Global, Inc. vs. Greenberg Traurig LLP which was originally filed on October 4, 1999 in the circuit court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No.99-23055 CA 06 and an amended complaint was filed on August 31, 2001. The action is a professional liability action and alleges that damages and injuries were incurred by the Company pursuant to improper counsel from the defendant. The case is currently in the discovery stage, and although there can be no assurance of an award of damages in the Company's favor, management of the Company believes that the Company will ultimately prevail in the case.


Contingent liabilities

     The Company remains contingently liable for certain equipment lease obligations assumed by eGlobe, Inc. as part of the Connectsoft Communications Corp. asset sale which was consummated in June 1999. Such debt amounts to approximately $2,650,000.


NOTE 3 - IMPAIRMENT CHARGE

     Due to continuing worsening conditions in the investment banking and advisory services industry, the lack of further significant financing for Intertech and a reduced deal flow in the market place, the Company determined that an adjustment to the carrying value of its minority interest in Intertech, which is recorded under the caption Other Assets, was necessary. The Company has therefore recorded an impairment charge of $175,000 in the current quarter.

     Intertech was previously a wholly owned subsidiary of the Company which was sold to the three Intertech management employees in March 2001. As part of the sale transaction, the Company exchanged it's ownership of 79,895 shares of New Media Technology Corp., an Intertech client, for 5.4 % of the then outstanding shares of Intertech.


NOTE 4 - SUBSEQUENT EVENT

     On March 1, 2002, the Asset Purchase Agreement between Western and e*machinery.net, Inc. (EMAC) expired due to EMAC's failure to meet the extended escrowed funds deadline of February 28, 2002. Western is continuing discussions with EMAC regarding potential business relationships, however, there can be no assurance that such discussions will result in any business relationship or transaction.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

     This management's discussion and analysis of financial conditions and results of operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements that involve risks and uncertainties, detailed from time to time in the Company's various SEC filings. No assurance can be given that any such matters will be realized.



RESULTS OF OPERATIONS

     The Three and Six Months Ended January 31, 2002 Compared to the Three and Six Months Ended January 31, 2001


     General and administrative expenses totaled $217,000 and $392,000 respectively for the three and six months ended January 31, 2002. Such expenses decreased by $332,000 and $480,000 respectively in the current three and six month periods as compared to the prior year comparable periods. The decrease in both periods is due to lower general corporate expenses in the current year as well as a bad debt charge taken for the note receivable from Ego Magazine.com in the amount of $175,000 in the prior years three month period ending January 31, 2001 for which there is no comparable expense in 2002.

     Interest expense for the three and six months ended January 31, 2002 was $36,000 and $70,000 respectively as compared to $33,000 and $182,000 respectively in the prior year comparable periods. The expense in the current three month period was comparable to that in the prior year. For the six months ended January 31, 2002, interest expense decreased by $112,000 due to interest incurred pursuant to the shareholder class action settlement which was paid in the first three month period of the prior year while no such expense was incurred in the current year's first three month period.


     Loss on sale of marketable securities for the three and six months ended January 31, 2002 was $129,000 and $321,000 respectively, a decrease of $532,000 and $723,000 respectively from the prior year comparable periods. Total proceeds received for the six months ended January 31, 2002 were $162,000 compared to $770,000 for the prior year period.



     As described in Note 3 to the consolidated financial statements, the Company recognized an impairment charge during the three months ended January 31, 2002 in the amount of $175,000 for which no prior year amount exists.

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


     During the six months ended January 31, 2002, cash and cash equivalents and marketable securities decreased by $543,000. The decrease is primarily due to the use of $256,000 of cash as well as sales of $162,000 of marketable securities to provide working capital to fund operations. Cash used by operations activities during the six months ended January 31, 2002 totalled $418,000.

     The Company's cash and cash equivalents and marketable securities at market value of $292,000 as of January 31, 2002 are not sufficient to support current levels of operations for the next twelve months. In order to continue to operate through the end of fiscal 2002 and into fiscal 2003, the Company must obtain financing or sell some or all of its share ownership in Western. The Company is actively seeking additional sources of financing and filed a registration statement on Form S-1 on January 4, 2002 relative to a rights offering to common shareholders owning 100 or more common shares as of the record date of the offering. The rights provide for the purchase of units consisting of a convertible promissory note and shares of the Company's common stock. The Rubin Family Irrevocable Stock Trust has provided a standby commitment for a minimum of $1,000,000. The gross maximum amount of the rights offering is $3,000,000. Net of offering costs, proceeds of $900,000 from the minimum offering would be sufficient to support current levels of operations for at least twelve months but the Company would have to obtain additional financing in order to begin an expansion program. Net proceeds of $2,900,000 from the maximum offering would allow for the Company to begin its expansion program through merger and/or acquisition transactions with appropriate candidates. No such candidates have yet been identified. There can be no assurances that the rights offering will be successful. Should the Company not be able to raise capital through either the rights offering or alternative sources, the Company may be unable to continue operations.

     The Company's cash and cash equivalents and marketable securities at market value of $292,000 as of January 31, 2002 are not sufficient to support current levels of operations for the next twelve months. In order to continue to operate through the end of fiscal 2002 and into fiscal 2003, the Company must obtain financing or sell some or all of its share ownership in Western. The Company is actively seeking additional sources of financing and filed a registration statement on Form S-1 on January 4, 2002 relative to a rights offering to common shareholders owning 100 or more common shares as of the record date of the offering. The rights provide for the purchase of units consisting of a convertible promissory note and shares of the Company's common stock. The Rubin Family Irrevocable Stock Trust has provided a standby commitment for a minimum of $1,000,000. The gross maximum amount of the rights offering is $3,000,000. Net of offering costs, proceeds of $900,000 from the minimum offering would be sufficient to support current levels of operations for at least twelve months but the Company would have to obtain additional financing in order to begin an expansion program. Net proceeds of $2,900,000 from the maximum offering would allow for the Company to begin its expansion program through merger and/or acquisition transactions with appropriate candidates. No such candidates have yet been identified. There can be no assurances that the rights offering will be successful. Should the Company not be able to raise capital through either the rights offering or alternative sources, the Company may be unable to continue operations.

     Western's $50,000,000 inventory flooring and operating line of credit with Deutsche Financial Services ("DFS") expired on December 28, 2001. DFS has not called the loan, but there can be no assurances that they will not do so in the future. As of January 31, 2002 approximately $48,285,000 was outstanding under the DFS credit facility. If DFS were to call the loan, Western would not be able to repay the outstanding balance.

     Western is currently in negotiations with DFS to extend or renew the credit facility and the management of Western believes that they can reach agreement with DFS to extend or renew the credit facility on reasonably acceptable terms prior to July 31, 2002. However, in the event that Western cannot reach a reasonably acceptable agreement to extend or renew the expired DFS credit facility, DFS could demand repayment of the entire outstanding balance at anytime. In such case, Western would be unable to repay the entire DFS outstanding balance. There can be no assurances that Western will be successful in these negotiations or that they can obtain a renewal on reasonably acceptable terms or that DFS will not call the balance due at anytime. If Western is not successful in the negotiations, they will need to seek alternate sources of financing. Their failure to obtain sufficient financing would likely result in a significant decrease in the value of the Company's investment in Western.

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


March 15, 2002



                  By:     /s/ Robert M. Rubin
                          -------------------
                          Robert M. Rubin
                          Chief Executive Officer




                  By:     /s/ David M. Barnes
                          -------------------
                          David M. Barnes
                          Chief Financial Officer