Form 10-Q
period 2002-04-30
AMERICAN UNITED GLOBAL INC
filed 2002-06-14
CIK 859792

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For The Quarter Ended April 30. 2002
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

                         AMERICAN UNITED GLOBAL, INC.


                                      INDEX

                                                                     Page
                                                                    Number

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements
     Consolidated Balance Sheets
       April 30. 2002 (unaudited) and July 31, 2001..............       1
     Consolidated Statements of Operations
       Three Months Ended April 30. 2002
       and April 30. 2001 (unaudited)............................       2
       Nine Months Ended April 30. 2002
       and April 30. 2001 (unaudited)............................       3
     Consolidated Statements of Cash Flows
       Nine Months Ended April 30. 2002
       and April 30. 2001  (unaudited)...........................       4
     Notes to the Consolidated Financial
     Statements (unaudited)........................................      5-6
   Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations.................      7-8
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

ITEM 1
                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                                                                         April 30,           JULY 31,
                                                                                           2002                 2001
                                                                                         --------            ----------
                                                                                      (unaudited)
                                  ASSETS


CURRENT ASSETS:
   Cash and cash equivalents.................................................     $        54,000        $      519,000
   Investment in marketable securities.......................................              23,000               226,000
   Prepaid expenses and other receivables....................................              37,000                27,000
                                                                                      ------------          -----------

       TOTAL CURRENT ASSETS..................................................             114,000               772,000


   Other assets..............................................................              75,000               250,000
   Investment in Western Power & Equipment Corp..............................             296,000               702,000
                                                                                      -----------          ------------

       TOTAL ASSETS..........................................................    $        485,000        $    1,724,000
                                                                                      ===========          ============

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Short-term borrowing......................................................    $      1,500,000        $    1,500,000
   Accounts payable..........................................................              42,000                39,000
   Accrued liabilities.......................................................           1,452,000             1,370,000
                                                                                        ---------             ---------
       TOTAL CURRENT LIABILITIES.............................................           2,994,000             2,909,000
                                                                                        ---------             ---------

Commitments and contingencies

Shareholders' deficit:
   Preferred stock, 12.5% cumulative, $1.00 per share liquidation value,
    $.01 par value; 1,200,000 shares authorized;
     none issued and outstanding.............................................                -                   -
   Series B-1 preferred stock, convertible to common,
     $3.50 per share liquidation value, $.01 par value; 1,000,000 shares
      authorized;  407,094 and 407,843 shares issued and outstanding.........               4,000                 4,000
   Common stock, $.01 par value; 40,000,000 shares
     authorized; 497,624 and 497,573 shares issued and outstanding...........               5,000                 5,000
   Additional paid-in capital................................................          50,390,000            50,390,000
   Accumulated deficit.......................................................         (52,727,000)          (50,710,000)
   Accumulated other comprehensive loss......................................            (181,000)             (874,000)
                                                                                       ----------             ---------
       TOTAL SHAREHOLDERS' DEFICIT...........................................          (2,509,000)           (1,185,000)
                                                                                     ------------             ---------

       TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT...........................    $        485,000        $    1,724,000
                                                                                     ============           ===========


                               See accompanying notes to consolidated financial statements.




                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                         APRIL 30,

                                                                   2002                2001
                                                                   ----                ----



General and administrative expenses....................       $   218,000           $   208,000
                                                                ---------             ---------

Operating loss.........................................          (218,000)             (208,000)


Interest expense, net..................................            37,000                34,000
Loss on sale of marketable securities..................           398,000               486,000
                                                               ----------            ----------

Loss before equity in loss of affiliate................          (653,000)             (728,000)

Equity in loss of affiliate............................          (259,000)           (1,839,000)
                                                                 --------             ---------


Net loss ..............................................      $   (912,000)          $ (2,567,000)
                                                             ============           ============


Basic and diluted loss per share.......................      $     (1.83)           $     (5.17)
                                                                   =====                  =====

Weighted average number of shares......................            497,624               496,846
                                                                ==========            ==========

                               See accompanying notes to consolidated financial statements.




                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     NINE  MONTHS ENDED
                                                                         APRIL 30,

                                                                   2002            2001
                                                                   ----            ----



General and administrative expenses....................       $   610,000          $  1,080,000
                                                                ---------             ---------

Operating loss.........................................          (610,000)           (1,080,000)

Interest expense, net..................................           107,000               215,000
Loss on sale of marketable securities..................           719,000             1,530,000
Impairment charge......................................           175,000                  -
Other income...........................................              -                  (91,000)
                                                               ----------            ----------

Loss before equity in loss of affiliate................        (1,611,000)           (2,734,000)

Equity in loss of affiliate...........................           (406,000)             (945,000)
                                                                 --------               -------


Net loss ..............................................      $ (2,017,000)          $ (3,679,000)
                                                             ============           ============


Basic and diluted loss per share.......................      $     (4.05)           $     (7.52)
                                                                   =====                  =====

Weighted average number of shares......................            497,608               489,330
                                                                ==========            ==========

                               See accompanying notes to consolidated financial statements.


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                          NINE MONTHS ENDED
                                                                              APRIL 30,
                                                                            -----------
                                                                      2002                2001
                                                                      ----                ----


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss...........................................      $    (2,017,000)     $     (3,679,000)
   Adjustments to reconcile net loss to
     net cash used by operating activities
     Loss on sales of marketable securities............             719,000             1,530,000
     Undistributed loss of affiliate...................             406,000               945,000
     Impairment charge.................................             175,000                  -
     Changes in assets and liabilities:
       Prepaid expenses and other receivables..........             (10,000)              252,000
       Accounts payable and accrued liabilities........              85,000              (183,000)
                                                                    -------              --------

NET CASH USED BY OPERATING ACTIVITIES..................            (642,000)           (1,135,000)

CASH FLOWS FROM INVESTING ACTIVITIES
   Net effect on cash from distribution of shares......                -                 (823,000)
   Reserve for note receivable.........................                -                  175,000
   Proceeds from sale of marketable securities.........             177,000               987,000
                                                                    -------               -------

NET CASH PROVIDED BY INVESTING ACTIVITIES..............             177,000               339,000

CASH FLOWS FROM FINANCING ACTIVITIES

NET CASH USED BY FINANCING ACTIVITIES..................               -                      -
                                                                    -------               -------

Net decrease in cash and cash equivalents..............            (465,000)             (796,000)
Cash and cash equivalents, beginning...................             519,000             1,281,000
                                                                  ---------             ---------

Cash and cash equivalents, ending......................       $      54,000       $       485,000
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

     The Company had a working capital deficit at April 30, 2002 and at July 31, 1999, 2000 and 2001. In addition, the cash, cash equivalents and marketable securities of $77,000 as at April 30, 2002 are not sufficient to fund current levels of operations for the next twelve months. In order to fund ongoing current operating expenses, the Company and The Rubin Family Irrevocable Stock Trust (The Trust) entered into a loan transaction pursuant to which the Company borrowed $250,000 (see Note 4). The Company is also in negotiations with the Trustees of the Trust relative to additional financing and The Company filed a Form S-1 on January 4, 2002 relative to an offering of rights to its existing common shareholders who own 100 or more common shares to raise net proceeds of between $900,000 and $2,900,000. The Company is preparing an amendment to the S-1 in response to SEC review comments and to update all information therein to the current quarter. The Company anticipates that such amendment will be filed in the near future. Should such financing or other alternative financing not be obtained, the Company may not be able to continue in business.

     At the Company's stockholders' meeting held on August 28, 2001 the stockholders approved a reverse split of one-for-fifteen, one-for-twenty or one-for-twenty-five with the exact ratio to be determined at the discretion of the Board of Directors. The Board met on December 7, 2001 and approved the ratio of one-for-twenty-five. The effective date of the reverse split was December 17, 2001 and all shareholders of record on that date received one share of common stock for every twenty-five shares that they held. Fractional interests have been rounded up to the next highest share. All share and per share amounts have been restated in all periods presented to reflect the effects of the reverse split. In addition, the Company's stock ticker symbol was changed to AUGB effective December 17, 2001 as a result of the reverse stock split.

NOTE 2 - CONTINGENCIES


     There are no pending material legal proceedings in which the Company or any of its subsidiaries is a defendant, or to which any of their respective properties are subject, which either individually or in the aggregate, may have a material adverse effect on the results of operations or financial position of the Company.

     The Company is the plaintiff in a lawsuit entitled American United Global, Inc. vs. Greenberg Traurig LLP which was originally filed on October 4, 1999 in the circuit court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 99-23055 CA 06 and an amended complaint was filed on August 31, 2001. The action is a professional liability action and alleges that damages and injuries were incurred by the Company pursuant to improper counsel from the defendant. While the case is currently in the discovery stage, the parties are in settlement discussions and a preliminary agreement in principle has been reached which is subject to numerous conditions. Although there can be no assurance that a settlement will be finalized or that there will be an award of damages in the Company's favor, management of the Company believes that the Company will ultimately prevail in the case.


Contingent liabilities

     The Company remains contingently liable for certain equipment lease obligations assumed by eGlobe, Inc. as part of the Connectsoft Communications Corp. asset sale which was consummated in June 1999. Such debt amounts to approximately $2,650,000.


NOTE 3 - IMPAIRMENT CHARGE

     Due to continuing worsening conditions in the investment banking and advisory services industry, the lack of further financing for Intertech and a reduced deal flow in the market place, the Company determined that an adjustment to the carrying value of its minority interest in Intertech, which is recorded under the caption Other Assets, was necessary. The Company therefore recorded an impairment charge of $175,000 in the quarter ended January 31, 2002.

     Intertech was previously a wholly owned subsidiary of the Company which was sold to the three Intertech management employees in March 2001. As part of the sale transaction, the Company exchanged it'sownership of 79,895 shares of New Media Technology Corp., an Intertech client, for 5.4 % of the then outstanding shares of Intertech.



NOTE 4 - SUBSEQUENT EVENT


     On May 17, 2002 the Company and The Rubin Family Irrevocable Stock Trust (The Trust) completed a loan transaction pursuant to which AUGI borrowed $250,000 under a five (5) year secured Promissory Note bearing interest at 7.5% annually. Such interest will accrue over the life of the Note. The security for the Note is 1,222,586 shares of Western owned by the Company. In connection with the loan, the Company issued 1,500,000 restricted shares of common stock to The Trust and The Trust thereby became the largest and controlling shareholder. The Note and accrued interest is due and payable on the earlier to occur of April 30, 2007 or upon the receipt of more than $1,000,000 of net proceeds from any financing other than the Rights Offering.

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



                              RESULTS OF OPERATIONS

     The Three and Nine Months Ended April 30, 2002 Compared to the Three and Nine Months Ended April 30, 2001


     General  and   administrative   expenses   totaled  $218,000  and  $610,000
respectively for the three and nine months ended April 30, 2002. Such expenses increased by $10,000 in the current three month period and decreased by $470,000 in the nine month period as compared to the prior year. The increase for the three month period ended April 30, 2002 is primarily due to slightly higher compensation expense and the decrease in the nine months ended April 30, 2002 is due to significantly lower corporate expenses in the current year as well as a bad debt charge taken for the note receivable from Ego Magazine.com in the amount of $175,000 in the nine months ending April 30, 2001 for which there is no comparable expense in 2002.

     Interest expense for the three and nine months ended April 30, 2002 was $37,000 and $107,000 respectively as compared to $34,000 and $215,000 respectively in the prior year comparable periods. Interest expense for the three months ended April 30, 2002 is comparable to the prior year three month period. For the nine months ended April 30, 2002, interest expense decreased by $108,000 primarily due to interest expense of $112,000 incurred pursuant to the shareholder class action settlement during the nine months ended April 30, 2001. There is no such expense in the current year.

     Loss on sale of marketable securities for the three and nine months ended April 30, 2002 was $398,000 and $719,000 respectively, a decrease of $88,000 and $811,000 respectively from the prior year comparable periods. Total proceeds received for the nine months ended April 30, 2002 were $177,000 compared to $987,000 for the prior year period.

     As described in Note 3 to the consolidated financial statements, the Company recognized an impairment charge during the nine months ended April 30, 2002 in the amount of $175,000 for which no prior year comparable period amount exists.


Critical Accounting Policies

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities and expenses. The Company evaluates its estimates on an ongoing basis, including estimates for Income Tax assets and liabilities and the Impairment of the Value of Investments. The Company bases its estimates on historical experience and on actual information and assumptions that are believed to be reasonable under the circumstances at that time. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant estimates used in the preparation of its financial statements.

     Accounting for Income Taxes. The Company currently records a full valuation allowance against the deferred tax benefit for net operating losses generated, since in management's opinion the net operating losses do not meet the more likely than not criteria for future realization.

     Impairment of Investments. The Company reviews estimates of the value of its investments each reporting period and records an impairment loss to the extent that management believes that there has been an impairment to the carrying value.

Liquidity and Capital Resources

     The Company's primary needs for liquidity and capital resources are the funding of salaries and other administrative expenses related to the management of the Company.

     During the nine months ended April 30, 2002, cash and cash equivalents and marketable securities decreased by $668,000. The decrease is primarily due to the use of $465,000 of cash, as well as the sale of marketable securities of $203,000, to provide working capital to fund operations. Cash used by operations activities during the nine months ended April 30, 2002 totaled $642,000.

     The Company's cash and cash equivalents and marketable securities at market value of $77,000 as of April 30, 2002 are not sufficient to support current levels of operations for the next twelve months. In order to continue to operate through the end of fiscal 2002 and into fiscal 2003, the Company must obtain financing. As described in Note 4 to the consolidated financial statements the Company completed a loan transaction whereby $250,000 was borrowed from The Rubin Family Irrevocable Stock Trust (The Trust). Such funds plus the $77,000 stated above will permit the Company to continue to operate for approximately four (4) months. The Company is also actively seeking additional sources of financing and filed a registration statement on Form S-1 on January 4, 2002 relative to a rights offering to common shareholders owning 100 or more common shares as of the record date of the offering. The Company is preparing an amendment to the S-1 in response to SEC review comments and to update information therein to the current quarter. The Company anticipates that such amendment should be ready to file within the near future. The rights provide for the purchase of units consisting of a convertible promissory note and shares of the Company's common stock. The Trust has provided a standby commitment for a minimum of $750,000 and the gross maximum amount of the rights offering is $3,000,000. Net proceeds of $650,000 from the minimum offering plus the proceeds from the loan transaction mentioned above would be sufficient to support current levels of operations for at least twelve months but the Company would have to obtain additional financing in order to begin an expansion program. Net proceeds of $2,900,000 from the maximum offering would allow for the Company to begin its expansion program through merger and/or acquisition transactions with appropriate candidates. No such candidates have yet been identified. There can be no assurances that the rights offering will be successful. The Company is also in negotiations with the Trustees of The Trust relative to additional financing. Should the Company not be able to obtain sufficient funds through either the rights offering or an alternative financing source or the potential settlement of the Greenberg Traurig litigation the Company may be unable to continue operations.

     The Western Power & Equipment Corp. (Western) $50,000,000 inventory flooring and operating line of credit with Deutsche Financial Services ("DFS") expired on December 28, 2001. DFS has not called the loan, but there can be no assurances that they will not do so in the future. As of April 30, 2002 approximately $45,412,000 was outstanding under the DFS credit facility. If DFS were to call the loan, Western would not be able to repay the outstanding balance.

     Western is currently in negotiations with DFS to extend or renew the credit facility and the management of Western believes that they can reach agreement with DFS to extend or renew the credit facility on reasonably acceptable terms. However, in the event that Western cannot reach a reasonably acceptable agreement to extend or renew the expired DFS credit facility, DFS could demand repayment of the entire outstanding balance at any time. In such case, Western would be unable to repay the entire DFS outstanding balance. There can be no assurances that Western will be successful in these negotiations or that they can obtain a renewal on reasonably acceptable terms or that DFS will not call the balance due at anytime. If Western is not successful in the negotiations, they will need to seek alternate sources of financing. Their failure to obtain sufficient financing would likely result in a significant decrease in the value of the Company's investment in Western.

PART II

ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                  None

         (B)      REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on May 30, 2002 regarding the loan from The Rubin Family Irrevocable Stock Trust and the resulting change in control.

                                    SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMERICAN UNITED GLOBAL, INC.


June 14, 2002



                  By:     /s/ Robert M. Rubin
                          -------------------
                          Robert M. Rubin
                          Chief Executive Officer




                  By:     /s/ David M. Barnes
                          -------------------
                          David M. Barnes
                          Chief Financial Officer