Form 10-K
period 2002-07-31
AMERICAN UNITED GLOBAL  INC
filed 2002-11-13
CIK 859792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2002

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

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of November 8, 2002 was approximately $452,000.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, on November 8, 2002 was 1,997,624 shares.

         Documents incorporated by reference: None

      PART I

        ITEM 1.     DESCRIPTION OF BUSINESS

SUMMARY

     American United Global, Inc. ("AUGI") intends to focus it's business strategy on acquisitions of operating businesses in various sectors. However, we have not as yet identified any definitive acquisition candidates or opportunities. Currently, our primary business interest is our 36% ownership of the common stock of Western Power & Equipment Corp. ("Western").

REVERSE SPLIT

     At our annual meeting of stockholders held on August 28, 2001, our stockholders approved a reverse stock split of 1-for-15, 1-for-20 or 1-for-25 with the precise ratio to be determined by our Board of Directors. On December 7, 2001, our Board of Directors declared a 1-for-25 reverse stock split. The reverse stock split became effective on December 17, 2001 (the "Effective Date") and each 25 shares of our common stock that was issued and outstanding immediately prior to the effective time was changed into one validly issued, fully paid and non-assessable share of our common stock without any further action by the holders of shares of our common stock. Where appropriate, references in this report give effect to the 1-for-25 reverse stock split. In addition, our shareholders approved the reduction of our authorized capital, common stock and the removal of classification among our common stock. Such changes were also effective on December 17, 2001, see "Description of Securities".

RECENT DEVELOPMENTS

     On September 4, 2002 we made a loan of $100,000 to InforMedix, Inc. ("InforMedix") pursuant to the terms of a 12% Senior Convertible Secured Promissory Note. The note is due January 24, 2003 or earlier under certain acceleration provisions and is automatically convertible into 100,000 common shares of InforMedix should InforMedix or any affiliate merge into a public entity or otherwise become publicly traded. InforMedix has developed a portable medical device linked to an integrated hardware and software system that enables pharmaceutical and biotechnology companies to get new drugs to market faster and at a lower cost than traditional methods.

     On September 10, 2002, we received net proceeds of $2,875,000 from the settlement of litigation against our former corporate counsel. The litigation was originally filed in 1999 in the Circuit Court of the Eleventh Judicial Circuit in and For Miami-Dade County, Florida and was amended in 2001.

     On May 17, 2002, AUGI completed a bridge loan financing in the amount of $250,000 (the "Bridge Loan") from The Rubin Family Irrevocable Stock Trust (the "Trust"). In connection with the Bridge Loan AUGI issued a promissory note to the Trust in the principal amount of $250,000 (the "Note"). The Note matures on the earlier to occur of (i) AUGI's receipt of additional capital from any source, other than proceeds from the then proposed rights offering, in excess of $1,000,000, or (ii) April 30, 2007 (either date the "Maturity Date"). The Note bore interest at a rate of 7.5% per year payable on the Maturity Date.

     As additional consideration for providing the Bridge Loan, AUGI issued an aggregate of 1,500,000 restricted shares of common stock to the Trust. As a result, the Trust currently owns approximately 77.6 % of the issued and outstanding shares of common stock of AUGI and is AUGI's controlling and majority shareholder.

     The Note was paid in full on September 30, 2002.


HISTORY

     AUGI was initially organized as a New York corporation on June 22, 1988 under the name Alrom Corp. ("Alrom"), and completed an initial public offering of securities in August 1990. Alrom effected a statutory merger in December 1991, pursuant to which Alrom was reincorporated in the State of Delaware under the name American United Global, Inc. ("AUGI").

Western

     Western commenced operations in November 1992 with the acquisition from Case Corporation of seven retail distribution facilities located in Oregon and Washington. Western became our subsidiary simultaneous with such acquisition. Prior to November 1, 2000, Western was our 59.6% majority owned operating subsidiary. On November 1, 2000, we distributed 777,414 shares of Western common stock owned by us pursuant to the final court approved settlement of the shareholder class action. Due to the distribution of the Western shares, Western is no longer a majority owned subsidiary of ours but we continue to own approximately 36% of Western's outstanding common stock. Effective as of August 1, 2000 we account for our investment in Western using the equity method. All other equity positions of other companies held by us are each less than 5% and are recorded in the financial statements under the captions Investment in marketable securities.

 National O-Ring and Stillman Seal

     In  January  1996,  we sold all of the  assets of our  National  O-Ring and
Stillman Seal businesses, comprising the manufacturing business of AUGI, to Hutchinson Corporation ("Hutchinson") for $24,500,000 (the "Hutchinson Transaction"), of which $20,825,000 was paid in cash and the aggregate $3,675,000 balance was paid by delivery of two 24-month non-interest bearing promissory notes due and paid in January 1998.


The Technology Companies


Connectsoft

     Effective as of July 31, 1996, we acquired, through a merger with an acquisition subsidiary of AUGI consummated in August 1996 (the "Connectsoft
Merger"), all of the outstanding capital stock of Connectsoft, Inc. a closely-held company located in Bellevue, Washington ("Old Connectsoft") which provided a variety of computer products and services. In connection with the Connectsoft Merger, Old Connectsoft stockholders received, on a pro rata basis, an aggregate of 976,539 shares of AUGI's Series B-1 Preferred Stock (the "Preferred Stock"). Such Preferred Stock does not pay a dividend, is not subject to redemption, has a liquidation preference of $3.50 per share over AUGI's Common Stock and votes together with AUGI's Common Stock as a single class on a one vote for one share basis. Each share of Preferred Stock was convertible into either one, two or three shares of Common Stock of AUGI if certain benchmarks for pre-tax income of Old Connectsoft and its consolidated subsidiaries, and Exodus Technologies, Inc., a direct subsidiary of AUGI, were achieved. As such benchmarks were not achieved, the Preferred Stock was convertible into Common Stock only on a one-for-one basis, however, as a result of the reverse Stock split effected December 17, 2001, each 25 shares of Preferred Stock outstanding at that date became convertible into one share of AUGI's common stock. To date, 569,445 shares of Preferred Stock have been converted into 22,778 shares of Common Stock, and 407,094 shares of Preferred Stock remain outstanding.

     On July 10, 1998, we entered into an agreement to sell substantially all of the assets of our Connectsoft Communications Corporation subsidiary, including the network operations center ("NOC"), to eGlobe, Inc. (eGlobe) As consideration, eGlobe issued approximately $2,000,000 (as valued) of its convertible preferred stock to us and assumed approximately $5,182,000 of Connectsoft liabilities and leases, of which approximately $2,900,000 were lease obligations guaranteed by AUGI. Although eGlobe is responsible for payment of the assumed liabilities, the assumption of such liabilities will not relieve AUGI from its guarantees until such liabilities have been paid. The sale to eGlobe was consummated in June 1999. Thereafter, in August 1999, the agreement with eGlobe was amended to reduce the conversion price of their preferred in return for AUGI's agreement to cancel the redemption feature of the preferred. This increased the number of eGlobe common shares into which the preferred could be converted from 1,000,000 to 1,923,000. We subsequently converted the eGlobe preferred into common and sold all such shares of eGlobe owned by us.

Interglobe

     In September 1996, we acquired Interglobe for a purchase price of $400,000, and 32,000 shares of our Common Stock. The former stockholders of Interglobe also received four-year employment agreements with Interglobe and AUGI, pursuant to which they received seven-year options to purchase an additional 32,000 shares of the our Common Stock at an exercise price of $150.00 per share. All such options have since been canceled. In August 1998, we discontinued the operations of Interglobe.

 Exodus

     AUGI, through its Exodus subsidiary, had designed and developed a proprietary software program, which was marketed as NTERPRISE, and allowed users to run WindowsTM application server software programs designed for the Microsoft TM Windows NT TM operating system developed by Microsoft on (i) users' existing Unix TM workstations, X-terminals and other X-windows devices, Macintosh terminals and Java-enabled network computers, which would otherwise not be Windows compatible, and (ii) on older versions of Windows compatible workstations which are otherwise incapable of running the then newer versions of Microsoft compatible software, such as Office95 TM or Lotus Notes TM. AUGI discontinued its Exodus operations in January 1998 following Microsoft's decision not to renew its license with Exodus.

 Seattle OnLine

     In November 1996, we acquired the assets of Seattle OnLine, Inc. ("Seattle OnLine"), a company engaged in providing a regional Internet/Intranet telecommunication service in the form of high bandwidth Internet connectivity and hosting for businesses in the Pacific Northwest. We purchased the Seattle OnLine assets for the sum of $147,000 and 640 shares of our Common Stock which were used to settle certain creditor claims. We also issued to the former stockholders of such corporation warrants to purchase an aggregate of 333,333 shares of our Common Stock. Seattle OnLine ceased operations in August 1997 and its remaining assets were sold to a privately held company for $25,000 and shares of preferred stock of the acquiring company valued at approximately $50,000 on the closing date.



Other Acquisitions

 TechStar and IDF

     Effective  December 11, 1996,  we acquired  TechStar  Communications  Corp.
("TechStar"). In connection therewith we issued to the former TechStar stockholders an aggregate of 20,290 shares of our Common Stock, paid $780,000 in cash and delivered three year promissory notes aggregating $600,000. In a related transaction, in April 1997 we also acquired Arcadia Consulting, Inc., a company formed by Solon L. Kandel for the purpose of providing consulting services to clients in the wireless telecommunications industry. We paid $220,000 and issued 7,710 shares of Common Stock to Mr. Kandel.

     In August 1997, we sold TechStar to IDF, pursuant to an agreement and plan of merger, dated July 31, 1997 (the "IDF Merger Agreement"), among AUGI, TechStar, IDF and an acquisition subsidiary of IDF. Upon consummation of the transaction, we received 6,171,553 shares of IDF common stock, representing approximately 58% of the fully diluted outstanding IDF common stock, and as a result, for accounting purposes, AUGI was deemed to have acquired IDF.

     Robert M. Rubin, the Chief Executive Officer and Chairman of the Board of AUGI, was also a principal stockholder and a member of the board of directors of IDF. Prior to consummation of the transactions contemplated by the IDF Merger Agreement, Mr. Rubin converted an $800,000 loan previously made to IDF into preferred stock convertible into 400,000 shares of IDF common stock.

     During Fiscal 1998, additional IDF preferred shares were issued pursuant to a private placement and subsequently, the holders of all IDF preferred shares converted to IDF common shares. As a result, our ownership of IDF common stock was reduced to approximately 39%. Therefore, effective August 1, 1998, the results of operations of IDF were accounted for using the equity method.

     During Fiscal 2000 and 1999, we advanced IDF a total of $364,000 and $992,000, respectively. However, IDF throughout all of Fiscal 2000 experienced a significant decrease in revenue and was unable to obtain further financing. Due to these circumstances and the uncertainty of recovery, we recorded a full reserve in July 2000 against all advances to and investments in IDF.

     In April 1999, IDF discontinued the operations of TechStar and in September 2000 also discontinued the operations of Hayden/Wegman, Inc., its other wholly owned operating subsidiary.

     Forward Looking Statements and Associated Risks.

     This annual report on Form 10-K contains certain forward-looking statements, including among others (i) anticipated trends in AUGI's financial condition and results of operations, and (ii) AUGI's business strategy. These forward-looking statements are based largely on AUGI's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to other risks described elsewhere in this "Risk Factors" discussion, important factors to consider in evaluating such forward-looking statements include (a) changes in external competitive market factors or in AUGI's internal budgeting process which might impact trends in AUGI's results of operations; (b)unanticipated working capital or other cash requirements; (c) changes in AUGI's business strategy or an inability to execute its strategy; and (d) various competitive factors that may prevent AUGI from competing successfully in the marketplace. In light of these risks and uncertainties, there can be no assurance that the events predicted in forward-looking statements will, in fact, transpire.


ITEM 2.  PROPERTIES

     AUGI maintains an executive office at 11108 NE 106th Place, Kirkland, Washington 98033 and an office at 25 Highland Blvd., Dix Hills, New York 11746.


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

Not applicable.


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

                            Common Stock
                            ------------
                      High                Low
                      ----                ---

Fiscal 2001
-----------
First Quarter        17.50               5.50

Second Quarter       14.845              3.125

Third Quarter         5.25               3.25

Fourth Quarter        4.50               2.25



Fiscal 2002
----------

First Quarter         3.125              2.00

Second Quarter        2.15               1.05

Third Quarter         2.00               1.00

Fourth Quarter        2.00               1.40

     Since the Public Warrants were delisted from the Nasdaq National Market on February 4, 1998, they have been thinly traded on the Over-The-Counter Bulletin Board. It is AUGI's opinion that since February 4, 1998 price information for the Public Warrants is either unreliable or unavailable, and that trading activity since such date has been extremely sporadic, and that for such reasons any such price information may either be misleading, inaccurate, or not indicative of the true market price of the Public Warrants since such date. However, according to the most recent price information provided to AUGI, the Public Warrants had a bid/ask price on November 8, 2002 of $0.23 and $1.00 respectively. Each 25 warrants plus $25.00 can be exchanged for one common share.

     In July 2001, AUGI extended the exercise period of the Public Warrants from July 31, 2001 to July 31, 2003 and reduced the exercise price to $1.00. As of October 31, 2002 the last sale price of the Common Stock was $1.01 per share. As of November 8, 2002, AUGI had approximately 114 record holders of its Common Stock and 6 record holders of its Public Warrants.

     At the annual meeting of stockholders held on August 28, 2001, our stockholders approved a reverse stock split of 1-for-15, 1-for-20 or 1-for-25 with the precise ratio to be determined by our Board of Directors. On December 7, 2001, our Board of Directors declared a 1-for-25 reverse stock split which became effective on December 17, 2001 (the "Effective Date") and each 25 shares of our common stock that was issued and outstanding immediately prior to the effective time was changed into one validly issued, fully paid and non-assessable share of our common stock. In addition, our shareholders approved the reduction of our authorized capital, common stock and removal of classification among our common stock which changes were also effective on December 17, 2001.


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

         ITEM 6.  SELECTED FINANCIAL DATA

     The Consolidated Statements of Income Data set forth below with respect to fiscal years 2000, 2001 and 2002, and the Consolidated Balance Sheet Data at July 31, 2001 and 2002 are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and Notes thereto of American United Global, Inc. (the "Company") included in this annual report on form 10-K. The consolidated statements of income and balance sheet data set forth below with respect to Western Power and Equipment Corp. as of and for the years ended July 31 2002 and 2001 are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and Notes thereto of Western Power and Equipment Corp. included as an exhibit in this annual report on form 10-K. The Consolidated Statements of Income Data set forth below with respect to fiscal years 1998 and 1999 and the Consolidated Balance Sheet Data at July 31, 1998, 1999 and 2000 are derived from the audited consolidated financial statements of the Company which are not included in this Annual Report on Form 10-K. The data set forth in the following table should be read in conjunction with, and are qualified in their entirety by Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

    Consolidated Statements of Income Data (in thousands except per share data):

American United Global, Inc.
                                           Year ended July 31,
                                          -------------------

                             2002    2001(3)   2000       1999(1,2)   1998(1)
                             ----    ----      ----       -----       ----

Net sales                 $   -      $  -    $155,637   $163,650    $163,478

Loss from
continuing operations      (1,217)   (6,400)   (7,030)    (5,054)    (5,121)

Net loss                   (1,217)   (6,400)   (7,030)    (3,065)    (9,615)

Basic and Diluted Loss
 Per Share:

Loss from
continuing operations       (1.50)   (13.02)   (14.71)    (10.75)    (10.75)

Net loss                    (1.50)   (13.02)   (14.71)     (6.52)    (21.25)


                                 Consolidated Balance Sheet Data (in thousands):
American United Global, Inc.

                                               Year ended July 31,
                                               -------------------

                                    2002      2001     2000     1999      1998
                                    ----      ----     ----     -----     ----

Total assets                        $3,000  $1,724  $128,549  $142,409  $146,904

Total liabilities                   $3,587  $2,909  $115,413  $121,700  $121,914

Working capital (deficit)           $ (587) (2,137)  (17,579)  (18,751)  (5,972)

Stockholders'(deficiency) equity    $ (587) (1,185)    7,373    12,797    15,862

     (1) Includes loss from discontinued operations of the Technology Companies.

     (2) Includes a gain on sale of the assets of Connectsoft Communications Corp. of $1,989

     (3) For 2002 and 2001, Western has been accounted for under the equity method whereas in 1998 through 2000 Western was included in the consolidated financial statements of AUGI.


    Consolidated Statements of Income Data (in thousands except per share data):

Western Power & Equipment Corp.
                                           Year ended July 31,
                                          -------------------

                             2002        2001
                             ----        ----

Net sales                 $ 107,988   $ 139,902

Net loss                     (9,887)    (7,842)

Basic and Diluted Loss
 Per Share:

Net loss                    (2.47)   ( 2.30)

                                 Consolidated Balance Sheet Data (in thousands):

Western Power & Equipment Corp.
                                        2002        2001
                                        ----        ----

Total assets                        $ 62,117     $ 93,102

Total liabilities                   $ 62,253     $108,329

Working capital (deficit)           $(21,850)    $(20,102)

Stockholders (deficiency) equity    $ (3,136)    $  6,751

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

General Overview

     Our most significant business interest is our 36% ownership of the common stock of Western Power & Equipment Corp. ("Western") which engages in the sale, rental and servicing of light, medium-sized and heavy construction, agricultural and industrial equipment, parts and related products. The major supplier to Western is Case Corporation and the items sold, rented and serviced include backhoes, excavators, crawler dozers, compactors, log loaders, street sweepers and forklifts. Western operates 15 facilities in Nevada, Oregon, Washington, California and Alaska and sells to contractors, governmental agencies and other customers primarily for use in the construction of residential and commercial buildings, roads, levees, dams, underground power projects, forestry projects, municipal construction and other projects.

     Prior to November 1, 2000, we were the majority shareholder of Western with a 59.6% ownership. The results of operations of Western were therefore consolidated with those of AUGI in all prior fiscal years. On November 1, 2000 we distributed 777,414 shares of Western common stock owned by AUGI pursuant to the final court approved settlement of the shareholder class action. As a result, our ownership in Western became 36% and our investment in Western has been accounted for under the equity method effective August 1, 2000.

     We also own 39,800 shares of the common stock of Azurel, Ltd. and 27,000 shares of the common stock of Intertech Capital, Inc. The value of these two interests is less than $20,000.

     In previous years we engaged in other additional businesses such as the technology business and the telecommunications and construction businesses, which have all since been discontinued. We were formerly a stockholder of the majority of the outstanding common stock of IDF International, Inc. through which we engaged in the telecommunication and construction businesses, however, since early fiscal 1998 we have been only a minority stockholder. TechStar and Hayden-Wegman, IDF's two operating subsidiaries, ceased operations in June 1999 and September 2000 respectively. During Fiscal 1998 and 1999, we either divested of all assets of, or otherwise discontinued all operations of, the technology businesses. Consequently, our operations during Fiscal 2000 consisted entirely of the distribution business which we engaged in through Western. Accordingly, any discussion relative to fiscal 2000 consists primarily of a discussion of Western.

Results of Operations

Fiscal Year 2002, as compared to Fiscal Year 2001

     In fiscal 2002, AUGI's pro-rata share of Western's loss is limited to its remaining equity investment in Western of $702,000 while in fiscal 2001, our share of Western's loss was $2,823,000.

     Selling, general & administrative expenses in fiscal 2002 were $1,154,000, a net decrease of $60,000 from the $1,214,000 recorded in 2001. The net decrease is comprised primarily of an increase in executive bonus of $300,000; an increase in rent expense of $97,500 and $65,000 of costs relative to the abandoned registration of a rights offering in the current year offset by a decrease of $175,000 in bad debt expense due to the charge taken in 2001 against the Note receivable of $175,000 from Ego Magazine.Com, Inc. for which there is no comparable figure in the current year; a decrease of $134,000 in legal expense; a decrease of approximately $165,000 in salaries, benefits and expenses of Intertech employees pursuant to the sale of Intertech in March 2001 and a general net decrease in other expenses of approximately $49,000.

     Net interest expense in Fiscal 2002, excluding the interest charge for shares issued in the loan transaction with the Rubin Family Trust on May 17, 2002, was $149,000 which is comprised of $150,000 accrued on certain short term debt; interest expense of $4,000 on the $250,000 Note due to the Rubin Family Trust and interest income of $5,000. This was a decrease of $99,000 from 2001 which is due primarily to interest of $112,000 paid by AUGI in the first quarter of fiscal 2001 relative to the shareholder settlement payments offset by interest income in 2001 of approximately $13,000.

     In fiscal 2002, AUGI had a loss on sales of marketable securities of $837,000 This loss was comprised primarily of a loss of $242,000 from the sale of 491,000 shares of Magna Labs, Inc. and a loss of $516,000 from the sale of 72,000 shares of RezConnect Technologies, Inc. In addition, there was a loss of $26,000 from the sale of 15,000 shares of Azurel, Ltd. and a loss of $53,000 from the sale of 7,000 shares of Elephant & Castle Group, Inc. Total net proceeds generated from these sales were $185,000. All of these shares, except those of Elephant & Castle Group, Inc., were contributed to AUGI by Mr. Rubin as part of his payment to AUGI in Fiscal 1999 and 2000 in settlement of the 1998 shareholder derivative action at which point they had significantly higher values.

     The loss of $837,000 on sale of marketable securities in Fiscal 2002 compares to a loss of $1,395,000 in Fiscal 2001 which was primarily comprised of a loss of $514,000 from the sale of 1,215,000 shares of Magna Labs, Inc. and a loss of $757,000 from the sale of 1,637,000 shares of eGlobe, Inc. In addition, there was a loss of $3,000 from the sale of 500 shares of RezConnect Technologies, Inc. and a loss of $121,000 from the sale of 58,000 shares of Graphon Corp. Total net proceeds generated from the sales of marketable securities in Fiscal 2001 were $1,275,000. The shares of eGlobe were acquired in June 1999 in the form of eGlobe preferred convertible shares as part of the sales price of the assets of Connectsoft Communications Corp. The trading prices of eGlobe and Graphon shares decreased significantly during our required holding period.

Fiscal Year 2001, as compared to Fiscal Year 2000

     AUGI's share of Western's fiscal 2001 loss was $2,823,000 while in fiscal 2000, our share of Western's loss was $4,294,000. Western recorded a loss of $7,842,000 in fiscal 2001 and a loss of $7,198,000 in Fiscal 2000, however, the decrease in our proportionate share is due to the lower percentage of our ownership of Western.

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

     Net interest expense in Fiscal 2001 was $248,000, an increase of $110,000 from the $138,000, net of Western's interest, recorded in fiscal 2000. Such amounts consist primarily of interest accrued on short term borrowings and 2001 included interest of $112,000 paid during the first quarter of Fiscal 2001 relative to the shareholder settlement payment.

     Other income of $506,000 in 2001 is comprised of gains on settlements of $415,000 and an adjustment to the valuation of the final shareholder litigation settlement in the amount of $91,000 which was paid by Mr. Rubin during the third quarter of fiscal 2001. Other income in prior years consisted of net gains related to asset dispositions by Western.



Critical Accounting Policies

     The Company's discussion and analysis of its financial condition and results of operations are based upon AUGI's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities and expenses. AUGI evaluates its estimates on an ongoing basis, including estimates for income tax assets and liabilities and the impairment of the value of investments. The Company bases its estimates on historical experience and on actual information and assumptions that are believed to be reasonable under the circumstances at that time. Actual results may differ from these estimates under different assumptions or conditions. AUGI believes that the following critical accounting policies affect its more significant estimates used in the preparation of its financial statements.

     Accounting for Income Taxes. AUGI currently records a full valuation allowance against the deferred tax benefit for net operating losses generated, since in management's opinion the net operating losses do not meet the more likely than not criteria for future realization.

     Impairment of Investments. AUGI reviews estimates of the value of its investments each reporting period and records an impairment loss to the extent that management believes that there has been an impairment to the carrying value.

Liquidity and Capital Resources

         General

     During Fiscal 2002, AUGI's cash and marketable securities decreased by $620,000, from $745,000 to $125,000. This decrease was primarily due to sales of marketable securities, all of which were at a loss, in order to provide working capital.

     AUGI's cash and marketable securities of $125,000 as of July 31, 2002 are not sufficient to fund current levels of operation for the next twelve months. However, on September 10, 2002 we received net proceeds of $2,875,000 in settlement of litigation against our prior corporate counsel. Such amount is sufficient to fund AUGI's operations for at least the next twelve months assuming little or no payment of certain existing indebtedness. Were AUGI required to pay down such certain indebtedness, it would be necessary to secure financing to fund operations.

     AUGI remains contingently liable for certain capital lease obligations assumed by eGlobe, Inc. (eGlobe) as part of the Connectsoft Communications Corp. asset sale which was consummated in June 1999 (see Note 7).

Recent Accounting Pronouncements


     In April 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 145, Recission of SFAS Nos. 4, 44 and 64, amendment of SFAS No. 13 and Technical Corrections as of April 2002. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment to that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13,
Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company has reviewed this pronouncement and will consider its impact if any relevant transaction(s) occur.

     In July 2002, the FASB issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No.94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, Accounting for the Impairment or disposal of Long-Lived Assets. These costs include, but are not limited to; termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, Accounting for Asset Retirement Obligations. The Company does not believe that these pronouncements apply but will continue to review for possible relavancy in the future.





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

Consolidated Statements of Cash Flows ...................           F-6

Notes to Consolidated Financial Statements ..............           F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of American United Global, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of American United Global, Inc. and its subsidiaries (the "Company") at July 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations and has had a working capital deficit for each of the years ending July 31, 2000, 2001 and 2002. Further, as discussed in Note 1 to the financial statements, the Company may require additional funds to continue its operations. Such factors raise doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP





Portland, Oregon
November 8, 2002







                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                         JULY 31,
                                                                         --------
                                                                   2002           2001
                                                                   ----           ----
                                         ASSETS

Current assets:

   Cash .................................................  $      105,000  $     519,000
   Investment in marketable securities...................          20,000        226,000
   Prepaid expenses and other receivables................            -            27,000
   Litigation settlement receivable......................       2,875,000          -
                                                               ----------      ---------
       Total current assets..............................       3,000,000        772,000

   Other assets (Note 9).................................            -           250,000
   Investment in Western Power & Equipment Corp (Note 3).            -           702,000
                                                                ---------       -------
                                                           $    3,000,000  $   1,724,000
                                                            =============   =============




                          LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:

   Short-term borrowings (Note 4).....................     $    1,500,000  $   1,500,000
   Accounts payable...................................             26,000         39,000
   Accrued liabilities................................          1,811,000      1,370,000
   Note Payable (Note 4)..............................            250,000          -
                                                              -----------    -----------
       Total current liabilities......................     $    3,587,000      2,909,000

Commitments and contingencies (Note 7)

Shareholders' (deficit) equity (Notes 1, 6 and 8):

Series B-1  preferred stock, each 25 shares convertible
into one common, $3.50 per share liquidation value,
$.01 par value; 1,000,000 shares authorized; 407,094
and 407,843 shares issued and outstanding respectively..            4,000          4,000
Common stock, $.01 par value; 40,000,000 shares
authorized; 1,997,624 and  497,572 shares
issued and outstanding, respectively...................            20,000          5,000
Additional contributed capital.........................        51,375,000     50,390,000
Accumulated deficit....................................       (51,927,000)   (50,710,000)
Accumulated other comprehensive loss...................           (59,000)      (874,000)
                                                               -----------    ----------
    Total shareholders' deficit........................          (587,000)    (1,185,000)
                                                               ------------   ----------
                                                           $    3,000,000  $   1,724,000
                                                            =============   ============

      The accompanying notes are an integral part of these consolidated financial statements.



                            AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     YEAR ENDED JULY 31,
                                                                     -------------------

                                                                2002          2001          2000
                                                                ----          -----          ----
Net sales.............................................  $        -     $         -    $  155,637,000
Cost of goods sold....................................           -               -       144,099,000
                                                           -----------     -----------   -----------


Gross profit..........................................           -               -        11,538,000

Selling, general and administrative expenses..........      1,154,000       1,214,000     14,526,000
                                                           ----------      ----------     ----------

Operating loss........................................     (1,154,000)     (1,214,000)   (2,988,000)


Gain on sale of patent................................          -               -           240,000
Loss on transfer of Western shares....................          -               -        (1,434,000)
Impairment of Investment in Western Power
& Equipment Corp. ....................................          -         (1,771,000)         -
Impairment of Investment in
 Intertech Capital, Inc. (Note 9).....................       (250,000)          -             -
(Loss) gain on sale of marketable securities..........       (837,000)    (1,395,000)        52,000
Income from litigation settlement.....................      2,875,000          -              -
Other income..........................................          -            506,000      1,646,000
Interest expense, net.................................       (149,000)      (248,000)    (6,307,000)
Interest expense paid in common stock (Note 4)........     (1,000,000)
Equity in loss of unconsolidated subsidiary (Note 3)..       (702,000)    (2,823,000)      (364,000)
Minority interest in loss of consolidated subsidiaries           -               -        2,904,000
                                                            ---------      ----------    ----------

Loss before taxes....................................      (1,217,000)    (6,945,000)    (6,251,000)

Benefit (provision) for income taxes (Note 5)........           -            545,000       (779,000)

                                                        -------------   ------------    ------------
Net loss..............................................   $ (1,217,000) $  (6,400,000)  $ (7,030,000)
                                                         =============  =============   ============
Basic and diluted loss per share:

Basic and diluted loss per share......................  $      (1.50)  $      (13.02)  $     (14.71)
                                                         ============   =============    ===========

Weighted average number of shares.....................        810,124         491,413        477,935
                                                           ==========      ==========      =========
Comprehensive loss:

    Net loss.........................................   $ (1,217,000)  $  (6,400,000)  $  (7,030,000)

    Unrealized (loss) gain on marketable securities..        815,000      (2,158,000)      1,284,000
                                                          -----------   -------------  --------------

    Comprehensive loss.............................    $    (402,000)  $  (8,558,000)  $  (5,746,000)
                                                         =============  =============  ==============



            The accompanying notes are an integral part of these consolidated financial statements.


                                      AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

                                                    PREFERRED STOCK                 COMMON STOCK
                                                    ---------------                 ------------

                                               NUMBER OF                      NUMBER OF
                                                SHARES          AMOUNT         SHARES         AMOUNT
                                                ------          ------         ------         ------

Balance at July 31, 1999....................   425,620       $  4,000        476,861    $     5,000
Net loss ...................................
Issuance of common stock in
       private placement....................                                   8,500            -
Stock option compensation...................
Accumulated unrealized gains, net...........
Conversion of preferred stock to common.....    (9,357)                          374
                                               --------       --------     ----------    -----------

Balance at July 31, 2000....................   416,263          4,000        485,735          5,000
Net loss ...................................
Accumulated unrealized gains, net...........
Additional shares issued
    in private placement....................                                  11,500           -
Conversion of preferred stock to common.....    (8,420)                          337
                                                -------       --------     ----------    -----------

Balance at July 31, 2001....................   407,843          4,000        497,572          5,000

Net loss
Conversion of preferred stock to common           (749)                           52
Shares issued in connection with the
  loan from the Rubin Family Trust                                         1,500,000         15,000
                                               -------       --------      ----------    -----------
Balance at July 31, 2002                       407,094      $  4,000       1,997,624    $    20,000
                                               =======       ========      ==========    ===========

                                                                  ACCUMULATED
                                            ADDITIONAL             OTHER                             TOTAL
                                            CONTRIBUTED         COMPREHENSIVE     ACCUMULATED     SHAREHOLDERS'
                                              CAPITAL            INCOME (LOSS)     (DEFICIT)    (DEFICIT) EQUITY
                                            ---------            -------------    -----------    ---------------

Balance at July 31, 1999...............   $  50,068,000         $             $ (37,280,000)   $ 12,797,000
Net loss ..............................                                          (7,030,000)     (7,030,000)
Issuance of common stock..........               85,000                                              85,000
Stock option compensation.........              237,000                                             237,000
Accumulated unrealized gains, net                                 1,284,000                       1,284,000
Conversion of preferred stock to common
                                             ----------           ---------       ------------    -------------

Balance at July 31, 2000..............       50,390,000           1,284,000     (44,310,000)       7,373,000

Net loss .................................                                       (6,400,000)      (6,400,000)
Accumulated unrealized gain (loss) net....                       (2,158,000)                      (2,158,000)
Additional shares issued
 in private placement.....................
Conversion of preferred stock to common...
                                            -----------           ---------     --------------    -----------
Balance at July 31, 2001.................$   50,390,000            (874,000)  $ (50,710,000)    $ (1,185,000)

Net loss                                                                         (1,217,000)      (1,217,000)
Accumulated unrealized loss, net                                    815,000                          815,000
Shares issued in connection with the
  loan from the Rubin Family Trust             985,000                                             1,000,000
                                          -------------           ----------     ------------    ------------
Balance at July 31, 2002..............   $  51,375,000           $  (59,000)      (51,927,000)   $   (587,000)
                                          =============          ===========      ===========     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED JULY 31,
                                                             -------------------

                                                           2002             2001          2000
                                                           ----             ----          ----
Cash flows from operating activities:
   Net loss from operations.........................   $(1,217,000) $   (6,400,000)  $ (7,030,000)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization..................          -               -        11,712,000
     Gain on sale of fixed assets...................          -               -           (59,000)
     Loss applicable to minority interest...........          -               -        (2,904,000)
     Equity in loss of affiliate....................       702,000       2,823,000        364,000
     Stock option compensation......................          -               -           236,000
     Interest paid in common stock..................     1,000,000            -              -
     Gain on sale of patent.........................          -               -          (240,000)
     Loss (gain) on sale of marketable securities...       837,000       1,395,000        (52,000)
     Impairment of investments......................       250,000       1,946,000           -
     Change in assets and liabilities, net of
       effects of acquisition and dispositions:
       Trade accounts receivable...................           -               -        (1,847,000)
       Inventories.................................           -               -         2,903,000
       Notes receivable............................           -               -           500,000
       Prepaid expenses and other receivable.......         27,000         240,000       (192,000)
       Litigation settlement receivable............     (2,875,000)
       Lease equipment, net........................           -               -           289,000
       Accounts payable............................        (13,000)         53,000     (2,416,000)
       Accrued liabilities.........................        440,000      (1,271,000)     1,051,000
       Income taxes payable........................           -               -           817,000
       Change in deferred revenue..................           -               -          (339,000)
                                                         ----------     -----------     -----------
       Net cash (used in) provided by operating
           activities                                     (849,000)     (1,214,000)     2,793,000
                                                          ---------     ----------     -----------
Cash flows from investing activities:
   Purchase of property and equipment..............           -               -        (1,254,000)
   Purchase of rental equipment, ..................           -               -        (9,531,000)
   Sales of rental equipment.......................           -               -        10,574,000
   Sale of marketable securities...................        185,000       1,275,000      1,268,000
   Purchase of other assets........................           -               -           (18,000)
   Purchase of equity and debt investments.........           -               -          (425,000)
   Net effect on cash from distribution of Western shares     -           (823,000)          -
   Proceeds from sales of fixed assets.............           -               -           189,000
                                                           -------       ---------      ----------

       Net cash provided by investing activities           185,000         452,000        803,000
                                                           -------        --------      ----------
Cash flows from financing activities
   Long term debt repayments.......................           -              -           (20,000)
   Borrowings under term loans.....................        250,000           -        (2,390,000)
   Inventory floor financing.......................           -              -        (3,192,000)
   Principal payments under capitalized lease obligations     -              -            32,000
   Proceeds from sale of stock.....................           -              -            85,000
   Subsidiary sale/purchase of treasury stock......           -              -           256,000
                                                          ----------    ----------     ----------

       Net cash provided by
         (used in) financing activities...........         250,000           -        (5,229,000)
                                                          ----------    ----------     ----------
Net decrease in cash and cash equivalents.........        (414,000)      (762,000)    (1,633,000)
Cash and cash equivalents beginning of year.......         519,000      1,281,000      2,914,000
                                                          ---------      ---------     ----------
Cash and cash equivalents end of year.............   $     105,000   $    519,000   $  1,281,000
                                                     =============   =============  =============

         The accompanying notes are an integral part of these consolidated financial statements.

1.       DESCRIPTION OF BUSINESS

     American United Global, Inc. (AUGI), is a Delaware corporation. The Company's primary business interest is it's 36% minority ownership of the common stock of Western Power & Equipment Corp. (Western). Western previously was a 59.6% majority owned subsidiary and on November 1, 2001 AUGI distributed 777,414 shares of Western common stock owned by AUGI pursuant to the final court approved settlement of the shareholder class action of 1998. Such distribution decreased AUGI's percentage ownership of Western to 36%. AUGI also owns 39,800 common shares of Azurel Ltd. which is less than 1% and is valued at $20,000; and 27,000 shares of Intertech Capital, Inc. which is less than 5% of the issued and outstanding shares. (see Note 9).

     Western is engaged in the sale, rental and service of light, medium and heavy construction, industrial and agricultural equipment and related parts. These sales are conducted from 15 regional distribution operations owned by Western located in the states of Washington, Oregon, California, Alaska and Nevada. A majority of this equipment is manufactured by Case Corporation ("Case").

     AUGI  was  also  previously   involved  in  the  engineering,   design  and
construction business through a minority owned subsidiary, IDF International, Inc. ("IDF"). IDF ceased business operations in September 2000.

     AUGI has had a working capital deficit for each of the three years ending July 31, 2000, 2001 and 2002. In addition, the cash, and marketable securities of $125,000 as at July 31, 2002 are not sufficient to fund current levels of operations through the end of fiscal 2003. However, the Company received net proceeds of $2,875,000 on September 10, 2002 from the settlement of litigation against it's prior corporate counsel. Such proceeds have been reflected as a current receivable in the financial statements as at July 31, 2002. These net proceeds are sufficient to fund the operations of AUGI for at least the next 12 months assuming little or no payment of certain existing indebtedness. Were AUGI to have to pay down such certain indebtedness it would be necessary to secure financing to fund operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidation

     The consolidated financial statements include the accounts of AUGI and its wholly owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Due to a distribution of 777,414 shares of Western owned by AUGI as at November 1, 2000 the percentage ownership of Western decreased to 36% and the operations of Western have therefore been accounted for using the equity method for fiscal 2001 and 2002. Western was, however, included as a consolidated subsidiary in fiscal 2000 and minority interest in that year represents the minority shareholders' proportionate share of the equity of Western, which was 40.4% at July 31, 2000.

        Investment Securities

     Investments in marketable securities represent common shares of publicly traded companies and are carried at market value. These investments have been classified as available for sale securities at July 31, 2002 and 2001.
Unrealized gains and losses are excluded from earnings and are included as a component of accumulated other comprehensive loss in shareholders' (deficit) equity, net of applicable taxes, until realized.

       Income Taxes

     AUGI accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax bases of assets and liabilities. A valuation allowance is established for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized

     Fair Value of Financial Instruments

     The recorded amounts of cash, receivables, short term borrowings, accounts payable and accrued liabilities as presented in the consolidated financial statements approximate fair value based on the short-term nature of these instruments. The recorded amount of long-term debt approximates fair value as the actual interest rates approximate current competitive rates. The recorded value of marketable securities held at July 31, 2002 and 2001 is the market value as quoted on the respective exchange on which each security trades.

         Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the fiscal periods presented. Actual results could differ from those estimates. Management is continually evaluating and updating these estimates and it is possible that these estimates will change in the near future.

         Employee Stock Options

     AUGI accounts for stock based employee compensation plans under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This standard defines a fair value-based method of accounting for these equity instruments. This method measures compensation cost based on the value of the award and recognizes that cost over the service period. AUGI has elected to continue using the rules of APB Opinion No. 25 and provides pro forma disclosures of net income (loss) and earnings (loss) per share as if Statement No. 123 had been applied.

        Recent Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 145, Recission of SFAS Nos. 4, 44 and 64, amendment of SFAS No. 13 and Technical Corrections as of April 2002. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment to that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13,
Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company has reviewed this pronouncement and will consider its impact if any relavant transaction(s) occur.

     In July 2002, the FASB issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No.94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, Accounting for the Impairment or disposal of Long-Lived Assets. These costs include, but are not limited to; termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, Accounting for Asset Retiremnt Obligations. The Company does not believe that these pronouncements apply but will continue to review for possible relavancy in the future.

         Loss Per Share

     Basic loss per common share is based upon the weighted average number of shares outstanding during the period using net loss attributable to common stock as the numerator. Diluted loss per per common share is based upon the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and convertible preferred stock, using net loss as the numerator. The weighted average number of common shares used in the computation of loss per common share for the years ended July 31, 2002, 2001 and 2000 are as follows:

                                                                                       YEAR ENDED JULY 31,
                                                                             2002              2001             2000
                                                                             ----              ----             ----
Numerator:

  Net loss .......................................................   $    (1,217,000)   $  (6,400,000)    $  (7,030,000)
                                                                          ==========       ==========        ==========
Denominator:

 Denominator for basic and diluted earnings per share -
  Weighted average outstanding shares.............................           810,124          491,413           477,935
                                                                          ==========       ==========        ==========

Basic and diluted net loss per share..............................   $        (1.50)    $     (13.02)     $     (14.71)
                                                                          ===========      ===========       ===========

     Diluted and basic loss per share are the same, since the inclusion of common stock equivalents in the computation would be antidilutive.

3.       EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARY

     Equity in loss of unconsolidated subsidiary represents AUGI's share of Western's loss in fiscal 2002 and 2001 and represents AUGI's share of the loss of IDF International in fiscal 2000. Fiscal results of Western indicate that our pro-rata share of their loss would exceed our equity investment in Western and has been limited to the remaining balance of our investment in Western.

     Condensed financial data of Western for the two fiscal years ending July 31, 2002 and 2001 are as follows:
                                                 July 31,

                                        2002               2001
                                       -----               -----
    Current assets                $   39,935          $   62,771
    Total assets                  $   62,117          $   93,102

    Current liabilities           $   61,784          $   82,882
    Total liabilities             $   62,253          $  108,329

    Net sales                     $  107,988          $  139,902
    Gross profit                  $    9,746          $    9,820
    Net loss                      $   (9,887)         $   (7,872)


4.       BORROWINGS

     AUGI is in default on an uncollaterized note payable in the amount of $1,500,000 due to an unrelated third party. The note bore interest at 8% through its original due date of April 30, 1999. While in default, the note bears interest at 10%. There has been no demand for payment by the creditor and AUGI believes that it may have certain partially offsetting claims.

     On May 17, 2002, AUGI completed a bridge loan financing in the amount of $250,000 (the "Bridge Loan") from The Rubin Family Irrevocable Stock Trust (the "Trust"). In connection with the Bridge Loan AUGI issued a promissory note to the Trust in the principal amount of $250,000 (the "Note"). The Note matures on the earlier to occur of (i) AUGI's receipt of additional capital from any source, other than proceeds from the then proposed rights offering, in excess of $1,000,000, or (ii) April 30, 2007 (either date the "Maturity Date"). The Note bore interest at a rate of 7.5% per year payable on the Maturity Date.

     As additional consideration for providing the Bridge Loan, AUGI issued an aggregate of 1,500,000 restricted shares of common stock to the Trust. As a result, the Trust currently owns approximately 77.6% of the issued and outstanding shares of common stock of AUGI and is AUGI's controlling and majority shareholder. AUGI recognized interest expense related to the shares issued pursuant to the loan agreement in the amount of $1,000,000.

     The $250,000 note payable to the Rubin Family Irrevocable Stock Trust was paid in full on September 30, 2002.

     The following table  summarizes the debt arrangements:

                                                                 Maturity               July 31,
                                       Interest Rate              Date            2002            2001
                                       -------------              ----            ----            ----
       Note Payable               8.0% (10% default rate)         4/30/99     $1,500,000        $1,500,000

       Note Payable               7.5%                            9/10/02        250,000              -
                                                                             -----------       -----------
                                                                             $ 1,750,000       $ 1,500,000
                                                                             ===========       ===========

5.       INCOME TAXES

     The provision (benefit) for income taxes from operations comprises the following:

                                                          YEAR ENDED JULY 31,
                                                          -------------------

                                                  2002              2001             2000
                                                  ----              ----             ----
Current:
   Federal............................   $          -      $     (545,000)  $       179,000
   State .............................                                -              26,000
                                                --------          -------           -------
                                                    -            (545,000)          205,000
Deferred:
   Federal............................              -                 -             500,000
   State .............................              -                 -              74,000
                                              ----------        ----------       -----------
                                                    -                 -             574,000
                                              ----------        ----------       -----------
                                         $          -     $      (545,000)  $       779,000
                                              ==========        ==========       ===========

          The   principal   reasons  for  the   variation   from  the  customary
     relationship between income taxes at the statutory federal rate and that shown in the consolidated statement of operations are as follows:

                                                                              YEAR ENDED JULY 31,
                                                                              -------------------

                                                                     2002             2001            2000
                                                                     ----             ----            ----

Statutory federal income tax rate..........................      $  (438,000)    $ (2,304,000)  $   (2,989,000)
Valuation allowance........................................          438,000        2,603,000        4,101,000
State income taxes, net of federal income tax benefit......             -            (299,000)        (334,000)
Other, primarily adjustments to prior year accruals........             -            (545,000)           1,000
                                                                  ----------      -----------    --------------

                                                                 $      -        $   (545,000)  $      779,000
                                                                   ==========     ===========     =============

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:


                                                             JULY 31,
                                                       2002             2001
                                                       ----             ----

Loss carryforwards...........................     $  8,662,000       $ 8,224,000

Less valuation allowance.....................       (8,662,000)       (8,224,000)
                                                     ---------         ---------
Net deferred tax asset                            $      -           $     -
                                                     ---------         ---------


     At July 31, 2002 AUGI had federal income tax loss carryforwards of approximately $24,000,000 which will begin to expire in 2011. Utilization of such net operating losses are subject to annual limitations due to the change in ownership of AUGI of more than 50% that occurred as a result of the loan transaction with the Rubin Family Irrevocable Stock Trust in 2002. As AUGI cannot anticipate future income with reasonable certainty, a valuation allowance of $8,662,000 has been recorded.

6.       SHAREHOLDERS' (DEFICIT) EQUITY

     On February 25, 1994, AUGI completed a public offering of 920,000 units at $5.25 per unit, each unit consisting of one share of common stock, $.01 par value, and one redeemable common stock purchase warrant. Each warrant entitled the holder to purchase one share of common stock until July 31, 1998, at an exercise price of $7.50. The exercise period for the 920,000 warrants was subsequently extended to July 31, 2001 and on July 13, 2001, was extended to July 31, 2003 and the exercise price was reduced to $1.00. Pursuant to the reverse stock split (see below) effected on December 17, 2001, each 25 warrants plus $25.00 are exchangeable for one share of common. The warrants are subject to redemption by the Company at a redemption price of $.10 per warrant under certain circumstances.

     A total of 976,539 shares of AUGI's Series B-1 convertible preferred stock were issued in September 1996 in connection with the acquisition of ConnectSoft, Inc. Such shares have a $3.50 per share liquidation value and are convertible into shares of AUGI's common stock at a conversion ratio of twenty-five for one. Through the six fiscal years ended July 31, 2002 a total of 569,445 shares were converted to 22,778 shares of common stock leaving 407,094 shares outstanding at July 31, 2002.

     During the fourth quarter of fiscal 2000, AUGI sold 8,500 shares of common stock at $10.00 per share pursuant to a private placement memorandum During fiscal 2001, additional shares were issued pursuant to an amendment to the private placement resulting in the issuance of an additional 11,500 shares of Company common stock.

     At the annual meeting of stockholders held on August 28, 2001, our stockholders approved a reverse stock split of 1-for-15, 1-for-20 or 1-for-25 with the precise ratio to be determined by our Board of Directors. On December 7 2001, our Board of Directors declared a 1-for-25 reverse stock split which became effective on December 17, 2001 (the "effective date:") and each 25 shares of our common stock that was issued and outstanding immediately prior to the effective time was changed into one validly issued, fully paid and non-assessable share of our common stock. In addition, our stockholders approved the reduction of our authorized capital common stock and removal of classification among our common stock which changes were also effective on December 17, 2001.

     In May 2002, the Company issued 1,500,000 shares of its common stock to the Rubin Family Irrevocable Stock Trust as additional consideration for a loan of $250,000 (see Note 4).

7.      COMMITMENTS AND CONTINGENCIES

         Other Contingencies

     The Company remains contingently liable for certain capital lease obligations assumed by eGlobe, Inc. ("eGlobe") as part of the Connectsoft Communications Corp. asset sale which was consummated in June 1999. The lessor filed for bankruptcy in 2000 and the leases were acquired by another leasing organization which subsequently also filed for bankruptcy in 2001. In addition, eGlobe filed for bankruptcy in 2001. The Company has been unable to obtain any further information about the parties but believes that in the normal course of the proceedings that the assets and related leases were most likely acquired by another company and that a mutually acceptable financial arrangement was reached to accomplish such a transfer. To date, the Company has not been contacted and has not been notified of any delinquency in payments due under these leases. The original leases were entered into during early to mid 1997 each of which was for a five year term. Extensions of an additional 20 months were negotiated with the original lessor in 1998 and 1999 moving the ending date to approximately mid 2004. The balance due under the leases in June 1999 upon transfer and sale to eGlobe was approximately $2,800,000 including accrued interest and monthly payments were approximately $ 55,000. The balance that is currently due under the leases is unknown and there would most likely have been negotiated reductions of amounts due during the proceedings.


         Legal Proceedings

     There are no pending material legal proceedings in which AUGI or any of its subsidiaries is a defendant, or to which any of their respective properties are subject, which either individually or in the aggregate, may have a material adverse effect on the results of operations or financial position of the Company.

     In May 1998, a lawsuit was filed on behalf of the Company in a purported shareholder derivative action against Mr. Rubin and certain other directors of AUGI. In June 1998, a shareholder class action was filed against the same directors.

     On June 1, 1999 an agreement was entered into by all parties whereby the class action was settled for $2,500,000 which consisted of $600,000 in cash from insurance proceeds and $1,900,000 by 777,414 shares of Western common stock owned by AUGI. The $600,000 was paid to the claims administrator for the benefit of claimants during fiscal 2000 and the common shares of Western were distributed to the claimant stockholders on November 1, 2000. As a result, the Company no longer owns more than 50% of Western, and has, therefore, accounted for Western using the equity method effective August 1, 2000. In addition, on June 1, 1999 the derivative action was settled for $2,800,000 which amount was subsequently amended to $2,891,000 and was paid in full by Mr. Rubin to AUGI during fiscal 2000 and 2001.


8.     STOCK OPTION PLANS

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

     The 2000 Plan

     The 2000 Plan was approved by the Board of Directors on December 7, 1999 and 55,000 stock options were simultaneously granted to replace those cancelled from the 1991 and 1996 Plans. The Company granted 16,600 additional stock options to certain Board members as well as 10,000 options to each of two nominees for election to the Board and 400 options to a consultant for services rendered. The exercise price of all 92,000 options granted under the 2000 Plan on December 7, 1999 was $5.25 per share (110% of the market value on such date).

     On April 27, 2000 the Company granted 66,000 stock options to a newly elected director, 20,000, 4,000 and 2,000 respectively to certain special consultants to AUGI, 10,000 to a third nominee for election to the Board and 12,000 and 10,000 respectively to two law firms for services rendered and to be rendered. The exercise price of all 124,000 options granted on April 27, 2000 was $8.72 per share (85% of the fair market value on such date). Compensation in connection with these option grants has been accounted for by the Black-Scholes method where applicable.

The 2001 Plan

     On October 3, 2000, the Board of Directors cancelled the 2000 Plan and approved the 2001 Stock Option Plan. All 216,000 options previously granted under the 2000 Plan were cancelled and replaced by the same number of options in the 2001 Plan. AUGI also granted 4,000 options to a each of two special consultants, 2,000 additional options to a law firm, 400 options to a financial consultant and 20,000 to a management employee. A total of 122,000 of the 2001 grants were subsequently cancelled.

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

    Summary Information

     The following table includes option information for AUGI's plans:

                                                                                WEIGHTED AVERAGE
                                                                                  FAIR VALUE OF
                                           NUMBER OF          WEIGHTED              OPTION
         STOCK OPTION ACTIVITY               SHARES        EXERCISE PRICE           GRANTED
         ---------------------               ------        --------------           -------
           July 31, 1999                        67,000        113.75
           Options granted                     214,000          7.25                 7.25
           Options exercised                      -              -
           Options canceled                    (56,000)       106.25
                                           -----------
           July 31, 2000                       225,000         19.00
           Options granted                     246,000          7.00                 7.00
           Options exercised                     -               -
           Options canceled                   (338,000)         7.50
                                           -----------
           July 31, 2001                       133,000         18.25
           Options granted                       -               -
           Options exercised                     -
           Options canceled                     (3,000)       132.23
                                           ------------
           July 31, 2002                       130,000         14.04
                                           ============

     The following table summarizes stock options outstanding and exercisable for AUGI at July 31, 2002:

                                              OUTSTANDING                    EXERCISABLE
                                              -----------                    -----------
                             Weighted          Weighted                Weighted
                              Average           Average                 Average
                             Remaining         Exercise                Exercise
Exercise Price Range          Shares             Life       Price       Shares           Price
--------------------          ------             ----       -----       ------           -----
$6.875 to 6.875                124,000          3.2       $  6.875      124,000       $  6.875
$162.50 to 162.50                6,000          0.1        162.50         6,000        162.50
                               -------                                  -------
$0.28 to 6.50                  130,000          3.1         14.04       130,000       $ 14.04
                             =========                                =========



     AUGI has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123. "Accounting for Stock-Based Compensation." If compensation cost for AUGI's stock option plans had been determined based on the fair value at the grant date for awards in fiscal 2002, 2001 and 2000 in accordance with the provisions of SFAS No. 123, AUGI's net loss per share would have changed to the pro forma amounts indicated below:

                                                                              YEAR ENDED JULY 31,
                                                                   2002              2001               2000
                                                                   ----              ----               ----

Net loss, as reported......................................  $ (1,217,000)   $      (6,400,000) $    (7,030,000)
Net loss, pro forma........................................  $ (1,396,000)   $      (7,160,000)      (8,041,000)
Net basic and diluted loss per share, as reported..........  $      (1.50)   $          (13.02)          (14.71)
Net basic and diluted loss per share, pro forma............  $      (1.72)   $          (14.57)          (16.82)



    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                     YEAR ENDED JULY 31,

                                                   2002            2001          2000
                                                   ----            ----          ----
Expected volatility........................         1.82          1.54           3.82
Risk-free interest rate....................         3.58          4.50%          5.25%
Expected life of options in years..........         5.0           5.0            5.0
Expected dividend yield....................         0.00%         0.00%          0.00%


9.      INTERTECH TRANSACTION

     On March 19, 2001, pursuant to a share purchase agreement (the "Intertech Agreement") by and among AUGI, Intertech Capital, Inc. ("Intertech"), Jeffrey M. Berman ("Berman"), Eric Staffin ("Staffin") and Peter Gregory Saridakis ("Saridakas") (Berman, Staffin and Saridakas are collectively referred to as the "Purchasers"), AUGI sold an aggregate of 500,000 shares of common stock of Intertech, par value $.0001 per share (the "Intertech Shares") to the Purchasers, which Intertech Shares constituted all of the issued and outstanding capital stock of Intertech. In connection therewith, AUGI issued to: (i) Berman 33,000 warrants to purchase shares of the Company's common stock (the "Warrants"); (ii) Staffin 6,667 Warrants; and (iii) Saridakis 3,333 Warrants, all which are immediately vested, expire on March 19, 2006, and are exercisable at $6.875 per share. In consideration for the Intertech Shares and the Warrants, each of the Purchasers terminated their respective employment agreements with AUGI, released AUGI from any obligations with respect to the employment agreements, including past due and accrued salaries, and terminated and waived all right to any stock options granted by AUGI. In addition, Berman and Staffin resigned as officers and/or directors of AUGI.

     Simultaneous with the closing of the Intertech transaction AUGI purchased approximately 5.4% of Intertech's then issued and outstanding capital stock in consideration for the transfer to Intertech of 79,895 shares of common stock of New Media Technology, Inc. owned by AUGI.

     Due to continuing worsening conditions in the investment banking and advisory services industry, the lack of further significant financing for Intertech and a reduced deal flow in the market place, AUGI determined that an adjustment to the carrying value of its minority interest in Intertech was necessary. AUGI has therefore recorded an impairment charge of $250,000 in the current fiscal year.


10. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     AUGI paid interest of $ -0-, $116,000 and $5,922,000 during the fiscal years 2002, 2001 and 2000 respectively. AUGI also paid $1,000,000 of interest in 2002 by the issuance of 1,500,000 shares of common stock (see Note 4). AUGI paid $219,000 in income taxes, net of refunds, during fiscal 2000.

11.      RELATED PARTIES

     Pursuant to an Agreement, dated May 30, 1996 (the "ERD Agreement") between AUGI and ERD Waste Corp. ("ERD"), the Company agreed to provide certain financial accommodation to ERD by making available a $4.4 million standby letter of credit expiring May 31, 1998 issued by Citibank, N.A. in favor of Chemical Bank (the "Letter of Credit") on behalf of ERD. Chemical Bank was the principal lender to ERD and its subsidiaries, and upon issuance of the Letter of Chase Bank (formerly Chemical Bank) made available $4.4 million of additional funding to ERD under ERD's existing lending facility. The funding was used to refinance certain outstanding indebtedness of Environmental Services of America, Inc. ("ENSA"), a wholly owned subsidiary of ERD. Robert M. Rubin, the Chairman and Chief Executive Officer, and a principal stockholder of AUGI was also the Chairman, Chief Executive Officer, a director and a principal stockholder of ERD, owning approximately 23.0% of the outstanding ERD Common Stock.

     In September 1996, a subsidiary of ERD which operated a waste facility in Nassau County, New York was cited by the New York State Department of Environmental Conservation ("DEC") for violating certain DEC regulations. Such waste facility had accounted for approximately 13% of ERD's consolidated revenues. AUGI was advised by ERD that under the terms of a Settlement Agreement reached with the State of New York in November 1996, all violations alleged by the DEC had been resolved in consideration for, among other things, ERD's agreement to voluntarily cease incineration operations at the waste facility on or before March 31, 1997. Such incineration operations ceased on April 15, 1997.

     In February of 1997, AUGI loaned $500,000 to ERD Waste Corp. The loan was collateralized by a short term note bearing interest at 2% above the prime lending rate of the Company's commercial bank (8.5% at April 30, 1997) and a second collateral and security position on all accounts receivable of ERD subject to the primary collateral position held by Chase Bank and was personally guaranteed by Mr. Rubin. Principal together with accrued interest was due October 5, 1997.

     In September 1997 ERD filed for protection from creditors under Chapter 11 of federal bankruptcy laws. In October, 1997 Chemical bank drew the $4.4 million available on the standby letter of credit. As a result, AUGI recorded a loss of approximately $5.0 million, related to the February Note and the September letter of credit. Mr. Rubin had personally guaranteed approximately $1.6 million of the ERD loss. This amount was repaid to the Company pursuant to the shareholder litigation settlement as described in Note 7.

     On June 28, 1996 AUGI entered into a collateralized credit agreement with Mr.Rubin pursuant to which Mr. Rubin delivered a demand promissory note for up to $1,200,000 and payment in full was due no later than July 31, 1998. The due date was subsequently extended to July 31, 1999 and then to September 30, 2000 as part of the shareholder litigation settlement. Mr. Rubin's payment of $2,891,000 as described in Note 7 included amounts due under the note.

     Since January, 1996, AUGI has used a business office located in the Rubin residence and no rent for space or reimbursement for attendant expenses had ever been paid. In September 2002, the Board of Directors approved an all inclusive monthly rate of $1,250. The financial statements as at July 31, 2002 reflect a charge for this rental since January 1996 in the amount of $97,500.

     On September 24, 2002, the Board of Directors approved a performance bonus in the amount of $300,000 for Mr. Rubin relative to his efforts in assisting with the negotiations and finalization of the settlement of the Greenberg Traurig litigation. The bonus was accrued at July 31, 2002 and was paid on September 30, 2002.

12.      SEGMENT INFORMATION

     In fiscal 1999, AUGI adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which requires the reporting of certain financial information by business segment. All such information relates only to Western. For the purpose of providing segment information, Western believes that all of its operations consist of one segment. However, Western evaluates performance based on revenue and gross margin of three distinct business components. Revenue and gross margin by component are summarized as follows (in thousands):

    Business Component          Year Ended        Year Ended       Year Ended
       Net Revenues           July 31, 2002     July 31, 2001     July 31, 2000
---------------------------- ----------------- ----------------- --------------
Equipment Sales              $       -0-       $     -0-         $     92,513
Equipment Rental             $       -0-       $     -0-         $     26,334
Product Support              $       -0-       $     -0-         $     36,790
                             ----------------- ----------------- -------------
    Totals                   $       -0-       $     -0-         $    155,637
                             ================= ================= =============

     Business Component         Year Ended        Year Ended       Year Ended
       Gross Margins           July 31, 2002    July 31, 2001     July 31, 2000
----------------------------- ---------------- ----------------- --------------
Equipment Sales              $       -0-       $        -0-      $     (   66)
Equipment Rental             $       -0-       $        -0-      $      5,556
Product Support              $       -0-       $        -0-      $      6,048
                              ---------------- ----------------- --------------
    Totals                   $       -0-       $        -0-      $     11,538
                              ================ ================= ==============

13.  UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA


                                                          (Thousands, except per share data)

                                                                  Quarter

                                                                                                        Total
                                            First         Second           Third         Fourth          Year
                                            -----         ------           -----         ------         -----
Fiscal 2002:
-----------

Net sales                                $    -         $   -          $    -            $   -         $   -
Gross profit                                  -             -               -                -             -
Net (loss)income                            (272)          (833)          (912)             800         (1,217)
Basic (loss) income per share              (0.55)         (1.67)         (1.83)            2.55          (1.50)
Diluted (loss) income per share            (0.55)         (1.67)         (1.83)            2.55          (1.50)
                                                                  Quarter
                                                                                                         Total
                                            First         Second           Third         Fourth           Year
Fiscal 2001:                                -----         ------           -----         ------          -----
-----------
Net sales                                 $    -         $    -          $    -           $  -          $   -
Gross Profit                                   -              -               -              -              -
Net loss                                    (725)           (388)        (2,567)         (2,720)        (6,400)
Basic loss per share                       (0.06)          (0.03)         (0.21)          (0.22)         (0.52)
Diluted loss per share                     (0.06)          (0.03)         (0.21)          (0.22)         (0.52)

                                                                  Quarter                                Total
                                            First         Second           Third         Fourth           Year
                                            -----         ------           -----         ------           ----
Fiscal 2000:
------------
Net sales                                 $42,063        $33,988         $35,340        $44,246       $155,637
Gross Profit                                4,920          3,865           3,236           (483)        11,538
Net loss                                     (333)         (281)           (799)         (5,617)        (7,030)
Basic loss per share                        (0.03)         (0.02)         (0.07)          (0.47)         (0.59)
Diluted loss per share                      (0.03)         (0.02)         (0.07)          (o.47)         (0.59)

14.      SUBSEQUENT EVENTS

     On September 4, 2002 the Company loaned $100,000 to InforMedix, Inc. ("InforMedix") pursuant to the terms of a 12% convertible secured promissory note. The note is due on January 24, 2003 or earlier under certain acceleration provisions and is automatically convertible into 100,000 common shares of InforMedix should InforMedix or any affiliate merge into a public entity or otherwise become publicly traded.

     On September 10, 2002 AUGI received net proceeds of $2,875,000 pursuant to a settlement of litigation against it's prior corporate counsel.

                      Report of Independant Accountants on
                          Financial Statement Schedules


To the Board of Directors
of American United Global, Inc.

     Our audits of the consolidated financial statements referred to in our report dated November 8, 2002 appearing on page F-2 in the 2002 Annual Report to Shareholders of American United Global, Inc. and subsidiaries (which report and consolidated financial statements are incorporated by reference on the Annual Report on Form 10-K) also included an audit of the consolidated financial statement schedules listed in Item 14(a)(2) of Form 10-K. In our opinion, these consolidated financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Portland, Oregon

November 8, 2002

     SCHEDULE II


                          AMERICAN UNITED GLOBAL INC.

                       VALUATION AND QUALIFYING ACCOUNTS
             For the Fiscal Years Ended July 31, 2002, 2001 and 2000




                                            Balance at      Charged to    Charged to                  Balance at
                                            Beginning       Costs and        Other                      End of
               Description                  of Period        Expenses      Accounts     Deductions      Period
               -----------                  ---------        --------      --------     ----------      ------

Income Tax Valuation Allowance:


  Fiscal year ended July 31, 2000          $4,101,000      $5,387,000         -              -          $9,488,000

  Fiscal year ended July 31, 2001          $9,488,000          -              -        $1,264,000       $8,224,000

  Fiscal year ended July 31, 2002          $8,224,000      $  438,000                                   $8,662,000


Accounts Receivable Reserve:


  Fiscal year ended July 31, 2000            $724,000        $690,000         -         $(851,000)        $563,000

  Fiscal year ended July 31, 2001                -               -            -              -                -

  Fiscal year ended July 31, 2002                -               -            -              -                -


Inventory Reserve:


  Fiscal year ended July 31, 2000          $2,513,000     $2,188,000          -         $(591,000)      $5,292,000

  Fiscal year ended July 31, 2001                 -              -            -              -                -

  Fiscal year ended July 31, 2002                 -              -            -              -                -

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

     PART III

     ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers, Directors and Key Employees

     The following table sets forth information with respect to directors, executive officers and key employees of AUGI as of November 8, 2002. Except for matters discussed in Item 3 of this Annual Report, there are no pending legal proceedings to which any director, nominee for director or executive officer of AUGI is a party adverse to AUGI.

       Name            Age   Position

Robert M. Rubin         62   Chairman of the Board of Directors, President and
                             Chief Executive Officer

C. Dean McLain          49   Director and Executive Vice President and Chief
                             Executive Officer of Western

David M. Barnes         59   Vice President of Finance, Chief Financial
                             Officer and Director

Howard Katz             60   Director

Seymour Kessler         71   Director

Allen Perres            54   Director

Michael Metter          45   Director

     ROBERT M. RUBIN. Mr. Rubin has served as our Chairman of the Board of Directors since May 1991, and was our Chief Executive Officer from May 1991 to January 1, 1994. Between October 1990 and January 1, 1994, Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of AUGI and its subsidiaries; from January 1, 1994 to January 19, 1996, he served only as Chairman of the Board of AUGI and its subsidiaries. From January 19, 1996 to the present, Mr. Rubin has served as our Chairman of the Board, President and Chief Executive Officer. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986. Mr. Rubin continued as a director of SCI (now known as Olsten Corporation ("Olsten") until the latter part of 1987. Olsten, a New York Stock Exchange listed Company, is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin was Chairman of the Board and Chief Executive Officer and is a stockholder of ERD Waste Technology, Inc., a diversified waste management public Company specializing in the management and disposal of municipal solid waste, industrial and commercial non-hazardous waste and hazardous waste. In September 1997, ERD filed for protection under the provisions of Chapter 11 of the federal bankruptcy act. Mr. Rubin is also a Director of Western. We own approximately 36% of the outstanding common stock of Western. Mr. Rubin was a director of Med-Emerg, Inc., a publicly -held Canadian management company for hospital emergency rooms and out-patient facilities until November, 2001. Mr. Rubin was also a director of StyleSite
Marketing, Inc., which liquidated its assets for the benefit of secured creditors in January 2000. Mr. Rubin devotes approximately 40 hours per week to the business of AUGI.

     C. DEAN MCLAIN. Mr. McLain has served as our Executive Vice President since March 1, 1993, as a director since March 7, 1994, and President of Western since June 1, 1993. From 1989 to 1993, Mr. McLain served as Manager of Privatization of Case Corporation. From 1985 to 1989, Mr. McLain served as General Manager of Lake State Equipment, a distributor of John Deere construction equipment. Mr. McLain holds a B.S. degree in Business and Economics, and a Master's of Business Administration from West Texas State University. Mr. McLain devotes his full professional time to Western and included in such time is time spent on AUGI's business.

     DAVID M. BARNES. Mr. Barnes has served our Chief Financial Officer since May 15, 1996, and has been a director since November 8, 1996. Mr. Barnes is also presently a member of the Advisory Board of Interactive Imagination, Inc., a privately-held video game developer based in Seattle, WA. Mr. Barnes devotes the majority of his professional time to the business of AUGI.

     HOWARD KATZ. Mr. Katz has been a director since April 15, 1996, and was an Executive Vice President from April 15, 1996 through July 31, 1998. Since August 1998 to the present Mr. Katz has been the Chief Executive Officer of Imagine Networks, LLC., a New York City based privately held company which engages in advanced technology and software development.

     SEYMOUR KESSLER. Dr. Kessler has served as a Director since August 28, 2001 and has been a Director of Western since February 2, 2000. From January 1999 to the present Dr. Kessler has been co-Managing Director of RKP Capital Partners, a holding company for publicly and privately-held companies. Between 1996 and the present Dr. Kessler has been an active investor in various publicly and privately-held companies. From 1992 through 1996 Dr. Kessler was a founder, Chief Executive Officer and a director of Princeton Dental Management Corporation. Between 1982 and 1997 Dr. Kessler served on the Board of Trustees of University of Health Science Center, in Des Moines, IA. Dr. Kessler also has been a director of four nationally-chartered banks, including serving as Vice Chairman of the Board of Directors of Peterson Bank. Dr. Kessler is a former podiatric surgeon who since 1975 has held majority and minority interests and actively served in over 85 partnerships, privately-held and publicly-owned companies and institutions.


     ALLEN PERRES. Mr. Perres has served as a Director since August 28, 2001 and has been a director of Western since February 2, 2000. From January 1999 to the present Mr. Perres has been co-Managing Director of RKP Capital Partners, a holding company for publicly and privately-held companies. Mr. Perres is a partner in RB Partners, Inc., an investment banking firm for homebuilders, and has served in such capacity from 1994 to the present. Mr. Perres co-founded and managed that firm's commercial and residential mortgage unit, First Dearborn Mortgage Company, Inc., during such period.

     MICHAEL METTER. Mr. Metter has served as a Director since December 14, 2001. Since March 2001, Mr. Metter has been the President of RME International, Ltd.(RME) Mr. Metter also currently consults to a broad range of businesses, including IT communications and media businesses, on mergers, acquisitions, restructuring, financing and other matters. From October 1998 to February 2001, Mr. Metter was a principal of Security Capital Trading, Inc, and was a principal at Madison Capital from September 1997 to October 1998. Prior thereto, Mr.
Metter was the President of First Cambridge Securities from October 1994 to August 1997. Effective with a merger of a division of RME into Azurel, Ltd., in October 2002, Mr. Metter became President of Azurel.

Committees of the Board

     At present, the Board of Directors has three committees, the Compensation Committee, the Audit Committee, and the Corporate Governance Committee.

     The Compensation Committee's duties include the review of the compensation for all employees and the granting of options under all of the Company's employee stock option plans that may exist and be in effect from time to time. The Compensation Committee presently consists of Messrs. McLain, Kessler and Perres

     The Audit Committee's duties include the review of AUGI's financial statements, budget, and its' financing arrangements as well a review of its internal financial controls. The Audit Committee presently consists of Messrs. Metter, Kessler and Perres.

     The Corporate Governance Committee's duties include the review of corporate governance matters including proposed amendments to the Certificate of Incorporation and bylaws and the conduct of meetings of directors, committees of the Board of Directors and of stockholders. The Corporate Governance Committee consists of Messrs. Barnes and Rubin.

     During Fiscal 2002 the Board of Directors met on four occasions; The Compensation Committee and The Audit Committee did not meet and The Corporate Governance Committee met on three occasions. Each meeting of the Board of Directors included a review of AUGI"s financial condition and a review of the quarterly Form 10-Q when appropriate.

     ITEM 11. EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE

     The following table sets forth the amount of all compensation paid by AUGI for services rendered during each of the three fiscal years of AUGI ended July 31, 2002, 2001, and 2000 to each of AUGI's most highly compensated executive officers and key employees whose total compensation exceeded $100,000, and to all executive officers and key employees of AUGI as a group


                             ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                             -------------------              ----------------------
                                                              AWARDS
                                                              ------       NUMBER OF
NAME AND           FISCAL    SALARY     BONUS      OTHER       RESTRICTED  SECURITIES         LTIP      ALL OTHER
PRINCIPAL          YEAR        ($)       ($)       ANNUAL       STOCK      UNDERLYING       PAYOUTS  COMPENSATION
POSITION                                         COMPENSATION   AWARD(S)   OPTIONS/SARS#(3)  ($)          ($)
--------          -----     -------   -------    ------------- -------     --------       ---         ----------

                                                 ($)          ($)            SARS(#)
Robert M. Rubin    2002      450,000  300,000        -0-          -0-        -0-              -0-             -0-
Chairman,          2001      425,000    -0-          -0-          -0-        -0-              -0-             -0-
President and      2000      400,000    -0-          -0-          -0-        10,000           -0-             -0-
Chief Executive
Officer(1)

David M. Barnes    2002      160,000    -0-          -0-          -0-        -0-              -0-             -0-
Chief Financial    2001      150,000    -0-          -0-          -0-        -0-              -0-             -0-
Officer and        2000      140,000    -0-          -0-          -0-        4,000            -0-             -0-
Director

Dean McLain        2002      393,000  135,000        -0-          -0-        -0-              -0-             -0-
Executive Vice     2001      390,000    -0-          -0-          -0-        -0-              -0-             -0-
President and      2000      200,000    -0-          -0-          -0-        2,260            -0-             -0-
Director;
President of
Western

     (1)  Includes  $150,000,  $200,000  and  $200,000  paid  under Mr.  Rubin's
Consulting   Agreement   with  Western   during  Fiscal  2000,   2001  and  2002
respectively.

     In September, 2002 the Board of Directors approved a performance bonus in the amount of $300,000 for Mr. Rubin relative to his efforts in assisting with the negotiations and finalization of the settlement of the Greenberg Traurig Litigation. The bonus was accrued at July 31, 2002 and was paid on September 30, 2002.

     (2) All compensation paid by Western. Mr. McLain's bonus is based upon a percentage of earnings before interest, taxes, depreciation and amortization (EBITDA) pursuant to his employment contract.

     (3) Accounts for the 1-for-25 reverse stock split.

STOCK OPTION PLANS

OPTION GRANTS IN FISCAL 2002



       Option Grants to Named Executive Officers in Last Fiscal Year

     AUGI did not grant any options to its Named Executive Officers during fiscal 2002.

     The following table provides information concerning the exercise of stock options during the last completed fiscal year by each Named Executive Officer, and the fiscal year-end value (as of July 31, 2002) of unexercised options held by each such person. None of these options has been exercised as of the date of this report.

                     Aggregated Options Exercised
                    in Last Fiscal Year and Fiscal
                        Year-End Option Values
                                                                  Value of
                                                Number of        Unexercised
                                               Unexercised      In-the-Money
                       Shares                  Options/SARs     Options/SARs
                     Acquired on    Value       at FY-End        at FY-End
Name                 Exercise (#)  Realized    Exercisable      Exercisable
----                 ------------  --------    -----------      -----------

Robert Rubin              -0-        -0-        33,600            $0

David Barnes              -0-        -0-        12,000            $0

C. Dean McLain            -0-        -0-        12,000            $0


THE 2001 STOCK OPTION PLAN (the "2001 Plan")

     The 2001 Plan was adopted by the Board of Directors on October 3, 2000 and as of such date 227,000 options were granted and on such date all previously issued and outstanding options granted under AUGI's 2000 Stock Option Plan (the "2000 Plan") were cancelled. 112,000 of the options granted on October 3, 2000 were subsequently cancelled by the Board if Directors.

     The purpose of the 2001 Plan is to provide additional incentives to our directors, officers, employees and consultants who are primarily responsible for the management and growth of AUGI. Each option shall be designated at the time of grant as either an incentive stock option (an "ISO") or a non-qualified stock option (a "NQSO"). The Board of Directors believes that the ability to grant stock options to employees which qualify for ISO treatment provides an additional material incentive to certain key employees.

     AUGI previously had three other employee stock option plans, the 1991 Stock Option Plan (the "1991 Plan"), the 1996 Stock Option Plan (the "1996 Plan") and the 2000 Plan. All options granted under the 1991 Plan and 1996 Plan were cancelled prior to or as of December 7, 1999. All options granted under the 2000 Plan were cancelled on October 3, 2000.

     As of November 8, 2002, options to purchase 124,400 shares of Common Stock in the aggregate, of which 71,600 are incentive stock options, have been granted to our employees, directors and outside consultants under the 2001 Plan.


ADMINISTRATION OF THE PLAN

     The 2001 Plan may be administered by the full Board of Directors or by the Compensation Committee, which determines which eligible persons will be granted options, when options will be granted, the number of shares to be subject to options, the durations of options, any conditions to the exercise of options and the manner in and price at which options may be exercised. The Compensation Committee is authorized to amend, suspend or terminate the 2001 Plan. However, except for adjustments resulting from changes in capitalization, the Compensation Committee requires shareholder approval to (i) increase the maximum number of shares that may be issued pursuant to the exercise of options granted under the 2001 Plan; (ii) grant an option with an exercise price less than 85% of the fair market value of the underlying Common Stock at the time of grant;
(iii) change the eligibility  requirements  for  participation in the 2001 Plan;
(iv) extend the term of any option or the period during which any option may be granted under the 2001 Plan; or (v) decrease an option exercise price (although an option may be cancelled and a new option granted at a lower exercise price).

SHARES SUBJECT TO THE PLAN

     The 2001 Plan currently provides that options may be granted to purchase up to 7,500,000 shares of Common Stock, subject to adjustment upon certain changes in capitalization without receipt of consideration by AUGI. In addition, if we are involved in a merger, consolidation, dissolution or liquidation, the options granted under the 2001 Plan will be adjusted or, under certain conditions, will terminate, subject to the right of the option holder to exercise his option or a comparable option substituted at our discretion prior to such event. If any unexercised option expires or terminates for any reason, the non-purchased shares subject to such unexercised option will be available again for the purposes of the 2001 Plan.

PARTICIPATION

     Any employee, director, consultant, or representative of AUGI is eligible to receive ISOs or NQSOs granted under the 2001 Plan. Non-employee directors, consultants or representatives may only receive NQSOs.

OPTION PRICE

     The exercise price of each option shall be determined by the full Board of Directors or by the Compensation Committee. However, the exercise price of each option on the date the option is granted may not be less than (i) 100% of the fair market value of the Common Stock underlying an incentive stock option on the date of grant, or (ii) 85% of the fair market value of the Common Stock underlying a non-qualified stock option on the date of grant. If an incentive stock option is to be granted to an employee who holds over 10% of the total combined voting power of all classes of AUGI's capital stock, then the exercise price may not be less than 110% of the fair market value of the Common Stock covered by the option on the date the option is granted.

TERMS OF OPTIONS

     The full Board of Directors or the Compensation Committee shall, in its discretion, fix the term of each option, provided that the maximum term of an option shall be 10 years. ISOs granted to an employee who owns over 10% of the total combined voting power of all classes of capital stock of AUGI shall expire not more than five years after the date of grant. The 2001 Plan provides for the earlier expiration of options in the event of certain terminations of employment of the holder.

RESTRICTIONS ON GRANT AND EXERCISE

     An option may not be transferred other than by will or the laws of descent and distribution and, during the lifetime of the option holder, may be exercised solely by him. The aggregate fair market value (determined at the time the option is granted) of the shares of Common Stock as to which an employee may exercise ISOs in any one calendar year may not exceed $100,000. The full Board of Directors or the Compensation Committee may impose other conditions to exercise as it deems appropriate.

TERMINATION

     The 2001 Plan will terminate on October 3, 2010, unless terminated earlier by the Board of Directors or the Compensation Committee.

 Employment, Incentive Compensation and Termination Agreements

     ROBERT M. RUBIN. Mr. Rubin is employed as our Chairman of the Board of Directors. Mr. Rubin is so employed pursuant to an amended and restated employment agreement, dated as of June 3, 1998 and as most recently amended as of December 7, 1999 (the "Restated Agreement") for a term expiring December 7, 2004. The Restated Agreement provides for a minimum annual base salary payable to Mr. Rubin of $225,000, a minimum increase each year equal to the percentage rise in The New York City wage index and certain incentive bonuses consisting of 10% of the sale price of certain securities in excess of AUGI's basis up to a maximum aggregate bonus of $3,000,000, and 10,000 incentive stock options. No incentive bonus was earned in fiscal 2000 or 2001 or 2002. In December, 2001, Mr. Rubin agreed to waive the incentive bonus clause in his contract. Mr. Rubin was granted 33,600 incentive stock options on October 3, 2000 under the 2001 Plan, which options are immediately exercisable for five years at $6.875 per share.

     Mr. Rubin is also engaged by Western, pursuant to a consulting agreement, which expires on July 31, 2007. Under the consulting agreement with Western, Mr. Rubin is paid $200,000 annually plus reimbursement for his business expenses.

     C. DEAN MCLAIN. C. Dean McLain serves as the President and Chief Executive Officer of Western pursuant to a ten-year employment agreement expiring July 31, 2005. Pursuant to such agreement, Mr. McLain received an annual base salary, payable monthly, of $300,000 per annum in Fiscal 2000. For each of the fiscal years ending 2001 through 2005, Mr. McLain's base salary shall be $390,000 plus a cost of living adjustment. In addition, Mr. McLain is entitled to receive certain incentive bonus payments equal to one and one half percent (1 1/2 %) of each fiscal years adjusted consolidated pre-tax income of Western in excess of $1,750,000 provided, that the maximum amount of the Incentive Bonus payable by Western to Mr. McLain shall not exceed $150,000 in any such fiscal year. Mr. McLain was also granted 12,000 incentive stock options on October 3, 2000 under the 2001 Plan, which options are immediately exercisable for five years at $6.875 per share.

     HOWARD KATZ. Howard Katz is a director of AUGI. Mr. Katz received severance payments of $32,500 in Fiscal 2001 and $78,000 in Fiscal 2000. In addition, on October 3, 2000 Mr. Katz received 14,000 stock options under the 2001 Plan, which are immediately exercisable for five years at $6.875 per share.

     DAVID M. BARNES. David M. Barnes is a director and Chief Financial Officer of AUGI. In Fiscal 2002 Mr. Barnes received total compensation of $160,000. In Fiscal 2001 Mr. Barnes received total compensation of $150,000 and in Fiscal 2000 Mr. Barnes received a base salary of $140,000. In addition on October 3, 2000 Mr. Barnes received 12,000 incentive stock options under the 2001 Plan, which options are immediately exercisable for five years at $6.875 per share.

               COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During Fiscal 2002 the Board of Directors' Compensation Committee (the "Compensation Committee") did not meet as there were no pertinent issues.

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

     No director of AUGI is paid to attend Board meetings, although they are reimbursed for their actual expenses. During Fiscal 2002 AUGI held four meetings of the Board of Directors. While Mr. Rubin serves on the Compensation Committees of the Boards of Directors of other publicly held corporations, no executive officers or directors of such companies serve on the Company's Compensation Committee. The Compensation Committee reviews the compensation for all employees and the granting of options under all of AUGI's employee stock option plans that may exist and be in effect from time to time, and presently consists of Messrs. McLain, Kessler and Perres.

Transactions with ERD Waste Corp.

     We incurred a loss of approximately $5,000,000 as a result of certain transactions entered into with ERD Waste Corp. ("ERD") in Fiscal 1997. On September 30, 1997, ERD filed for reorganization under Chapter 11 of the federal bankruptcy laws. We have recorded a $5,000,000 net loss in connection with these transactions, which included making available for ERD's benefit a $4,400,000 letter of credit and making an additional $500,000 loan, during Fiscal 1997.

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

     The Class Payment was paid in the form of $600,000 in cash (consisting of proceeds from AUGI's directors' and officers' liability insurance policy) and $1,900,000 in the form of 777,414 shares of common stock (valued at approximately $2.44 per share) of Western owned by AUGI. These shares were distributed on or about November 1, 2000 and thereupon AUGI recognized a loss (accrued at July 31, 2000) of $1,434,000 representing the difference between the book value of the transferred shares and their market value as calculated pursuant to the settlement agreement. AUGI presently owns approximately 36% of the outstanding Western common stock.

TRANSACTIONS WITH OTHER AFFILIATES

     During Fiscal 1999 and Fiscal 2000 AUGI provided financing to IDF, a minority-owned subsidiary based in New York City, in the amounts of $992,000 and $364,000, respectively. hese funds were used for working capital, the payment of certain delinquent taxes and other liabilities of Hayden/Wegman, Inc., an IDF subsidiary, and costs related to the discontinuation of operations of the TechStar subsidiary. AUGI took a full reserve against these advances at July 31, 2000 due to IDF's significant decrease in revenue and its inability to obtain further financing. In September 2000, IDF discontinued the operations of Hayden / Wegman.

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

INTERTECH TRANSACTION

     On March 19, 2001, pursuant to a share purchase agreement (the "Intertech Agreement") by and among AUGI, Intertech Capital, Inc. ("Intertech"), Jeffrey M. Berman ("Berman"), Eric Staffin ("Staffin") and Peter Gregory Saridakis ("Saridakas") (Berman, Staffin and Saridakas are collectively referred to as the "Purchasers"), AUGI sold an aggregate of 500,000 shares of common stock of Intertech, par value $.0001 per share (the "Intertech Shares") to the Purchasers, which Intertech Shares constituted all of the issued and outstanding capital stock of Intertech. In connection therewith, AUGI issued to: (i) Berman 33,000 warrants to purchase shares of AUGI's common stock (the "Warrants"); (ii) Staffin 66,667 Warrants; and (iii) Saridakis 3,333 Warrants, all which are immediately vested, expire on March 19, 2006, and are exercisable at $6.875 per share. In consideration for the Intertech Shares and the Warrants, each of the Purchasers terminated their respective employment agreements with AUGI, released AUGI from any obligations with respect to the employment agreements, including past due and accrued salaries, and terminated and waived all right to any stock options granted by AUGI. In addition, Berman and Staffin resigned as officers and/or directors of AUGI.

     Simultaneous with the closing of the Intertech transaction AUGI purchased 27,000 shares, or approximately 5.4% of Intertech's then issued and outstanding capital stock, in consideration for the transfer to Intertech of 79,895 shares of common stock of New Media Technology, Inc. owned by AUGI. AUGI recognized an impairment loss on its investment in Intertech in the amount of $250,000 in fiscal 2002.

BRIDGE LOAN TRANSACTION

     On May 17, 2002, AUGI completed a bridge loan financing in the amount of $250,000 (the "Bridge Loan") from The Rubin Family Irrevocable Stock Trust (the "Trust"). In connection with the Bridge Loan AUGI issued a promissory note to the Trust in the principal amount of $250,000 (the "Note"). The Note matures on the earlier to occur of (i) AUGI's receipt of additional capital from any source, other than proceeds from the proposed rights offering, in excess of $1,000,000, or (ii) April 30, 2007 (either date the "Maturity Date"). The Note bears interest at a rate of 7.5% per year payable on the Maturity Date.

     As additional consideration for providing the Bridge Loan, AUGI issued an aggregate of 1,500,000 restricted shares of common stock to the Trust. As a result, the Trust owns approximately 77.6% of the issued and outstanding shares of common stock of AUGI and is AUGI's controlling and majority shareholder. The Note was paid in full on October 4, 2002.

Compensation Committee Report On Executive Compensation

     The Board of Directors has been largely responsible for AUGI's executive compensation policy in prior years and the Compensation Committee did not meet during Fiscal 2002 as there were no pertinent issues. The Board believes that offering its senior executive officers employment agreements is the best way to attract and retain highly capable employees on a basis that will encourage them to perform at increasing levels of effectiveness and to use their best efforts to promote the growth and profitability of AUGI and its subsidiaries. The Board believes this enabled it to concentrate on negotiating particular employment contracts rather than establishing more general compensation policies for all management and other personnel. AUGI believes that its compensation levels as to all of its employees were comparable to industry standards. Currently, Mr. Rubin is AUGI's only senior executive officer employed under a contract approved by the full Board of Directors. See "Executive Compensation-Employment, Incentive Compensation and Termination Agreements."

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

Compliance with Section 16(a) of the Exchange Act.

     To the knowledge of AUGI, with the exception of Mr. Metter who did not timely file a Form 3 upon his election to the Board, no officers, directors, beneficial owner of more than 10% percent of any class of equity securities of AUGI registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any other person subject to Section 16 of the Exchange Act with respect to AUGI, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during Fiscal 2002.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of November 8, 2002 with respect to the beneficial ownership of the Common Stock of AUGI by each beneficial owner of more than five percent (5%) of the total number of outstanding shares of the Common Stock of AUGI, each director and all executive officers and directors of AUGI as a group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares. The table does not include options or SARs that have not yet vested or are not exercisable within 60 days of the date hereof.



Name and Address*                                              Number of Shares               Percentage of
of Beneficial Owner               Office(s)                    Beneficially Owned(1)           Common Stock (1)
-------------------               ---------                    ---------------------           ----------------


Rubin Family Irrevocable                                             1,549,831(6)                  77.6
Stock Trust
18 Pine Tree Drive
Great Neck, NY 11024


Robert M. Rubin                   Director, President, Chief            33,680(2)(6)                1.7
                                  Executive Officer and
                                  Chairman of the Board

C. Dean McLain                    Director, Executive                   12,000(3)                   0.6
4601 N.E. 77th Avenue             Vice-President and
Suite 200                         President of Western
Vancouver, WA 98662               Power and Equipment Corp.
                                  ("Western")

Howard Katz                       Director                              14,000 (4)                  0.7

David M. Barnes                   Chief Financial Officer               12,000 (5)                  0.6
                                  Vice President of Finance
                                  and Director

Seymour Kessler                   Director                              10,000 (7)                  0.5

Allen Perres                      Director                              10,000 (8)                  0.5

Michael Metter                    Director                              10,000 (9)                  0.5


All Directors and Executive                                            101,680                      4.8
Officers as a Group (7 persons)


     * Unless otherwise indicated, the address of each such beneficial owner is 11108 N.E. 106th Place, Kirkland, Washington 98033.

     (1) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. All stock options and warrants mentioned in (2) through (10) below are immediately exercisable.

     (2)  Includes  (a) 80  shares  of  Common  Stock  owned  by Mr.  Rubin  and
(b)incentive stock options issued to Mr. Rubin under the 2001 Plan on October 3, 2000 to acquire 33,600 shares for five years after issuance at an exercise price of $6.875 per share, or approximately 110% of the closing sale price of the Common Stock on such date.

     (3) Includes incentive stock options to acquire 12,000 shares of Common Stock granted to Mr. McLain under the 2001 Plan on October 3, 2000 for five years after issuance at an exercise price of $6.875 per share, or approximately 110% of the closing sale price of the Common Stock on such date. Mr. McLain's continuing employment is governed by the terms of his employment agreement with Western.

     (4) Includes incentive stock options granted to Mr. Katz under the 2001 Plan on October 3, 2000 to purchase 14,000 shares of Common Stock for five years after issuance at an exercise price of $6.875 per share, or approximately 110% of the closing sale price of the Common Stock on such date.

     (5) Includes incentive stock options granted to Mr. Barnes under the 2001 Plan on October 3, 2000 to purchase 12,000 shares of Common Stock for five years after issuance at an exercise price of $6.875 per share, or approximately 110% of the closing sale price of the Common Stock on such date.

     (6) Robert M. Rubin, a grantor of the Rubin Family Irrevocable Stock Trust (the "Trust"), does not have any voting power over, and disclaims beneficial ownership of, the shares of Common Stock held by the Trust.


     (7) Includes 10,000 non-qualified stock options, which vested upon Dr. Kessler's election to the Board of Directors on August 28, 2001. Such options are exercisable for five years after issuance for $6.875 per share.

     (8) Includes 10,000 non-qualified stock options, which vested upon Mr. Perres' election to the Board of Directors on August 28, 2001. Such options are exercisable for five years after issuance for $6.875 per share

     (9) Includes 10,000 non-qualified stock options, which vested upon Mr. Metter's appointment to the Board of Directors on December 14, 2001. Such options are exercisable for five years after issuance for $1.25 per share




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Executive Compensation-Compensation Committee Interlocks and Insider Participation" and "Executive Compensation-Employment, Incentive Compensation and Termination Agreements", and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 14 CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

     Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in the
Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15d-14(c) have concluded that as of a date within 90 days of the filing date of this report (the "Evaluation Date") our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

     Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                                       PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements are included in Part II Item 8 beginning at page F-1.

     2. Financial Statement Schedule

          Schedule II Valuation and Qualifying Accounts



(b) Reports on Form 8-K.

     On May 31, 2002, AUGI filed a Form 8-K to report a change in control as a result of the completion of the $250,000 bridge financing with the Rubin Family Irrevocable Stock Trust (the "Trust") and the issuance of 1,500,000 shares of restricted Common Stock to the Trust in connection with such financing.

     On September 12, 2002, AUGI filed a Form 8-K to report its receipt of net proceeds of $2,875,000 from the settlement of litigation against its former corporate counsel.

(c) Exhibits.


Exhibit
Number                  Description

3.1  Certificate of Incorporation of Registrant.(1)

3.1.2 Amended Certificate of Incorporation (4)

3.2  By-laws of Registrant. (2)

4.1  Specimen Certificate of Common Stock. (3)

4.2  Deleted

21   Subsidiaries of AUGI*.

99.1 Promissory Note dated May 17, 2002. (5)

99.2  Certification of Chief Financial Officer and Chief Executive Officer

99.3 Western Form 10K for the fiscal year ended July 31, 2002 as filed on November 13, 2002 (6)

     (1) Included with the filing of AUGI's Registration Statement on Form S-1 on October 18, 1991, as amended by Amendment No. 1, dated December 18, 1991, Amendment No. 2, dated January 9, 1990, Amendment No. 3, dated January 24, 1992 and Amendment No. 4, dated January 28, 1992.

     (2) Filed as an Exhibit to the Definitive Proxy Materials of Alrom Corp., a New York corporation (AUGI's predecision), as filed on December 10, 1991.

     (3) Filed as an Exhibit to the Company's Registration Statement on Form S-18 (Registration No. 3303330 81-NY) and incorporated herein by reference thereto.

     (4) Filed as an Exhibit to AUGI's Definitive Proxy Materials, as filed on July 2, 2001.

     (5) Filed as an Exhibit to AUGI's Form 8-K dated May 31, 2002.

     (6) Filed as an exhibit  to this Form 10-K *

     * Filed herewith

SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: November 12, 2002

                                            AMERICAN UNITED GLOBAL, INC.



                                    By:/s/ Robert M. Rubin
                                    -----------------------
                                    Robert M. Rubin, Chairman

     In accordance with the Securities and Exchange Commission, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                                  Date


/s/ Robert M. Rubin     Chairman of the Board, Chief           November 12, 2002
--------------------    Executive Officer and Director
Robert M. Rubin




/s/ C. Dean McLain      Executive Vice President and           November 12, 2002
------------------      Director
C. Dean McLain



/s/ David M. Barnes     Vice President--Finance and Chief      November 12, 2002
--------------------    Financial and Chief Accounting
David M. Barnes         Officer and Director



/s/ Howard Katz         Director                               November 12, 2002
-------------------
Howard Katz


/s/ Seymour Kessler     Director                               November 12, 2002
-------------------
Seymour Kessler


/s/ Allen Perres        Director                               November 12, 2002
-------------------
Allen Perres

/s/ Michael Metter      Director                               November 12, 2002
-------------------
Michael Metter

                               EXHIBIT 99.2


         I, Robert M. Rubin, certify that:

     1. I have reviewed this annual report on Form 10-K of American United Global, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  Evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                     /s/ Robert M. Rubin
Date: November 12, 2002                             -------------------------
                                                     Robert M. Rubin
                                                     Chief Executive Officer

         I, David M. Barnes, certify that:

     1. I have reviewed this annual report on Form 10-K of American United Global, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  Evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                     /s/ David M. Barnes
Date: November 12, 2002                             -------------------------
                                                     David M. Barnes
                                                     Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert M. Rubin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of American United Global, Inc. on Form 10-K for the year ended July 31, 2002 fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934 and the information contained in such Annual Report on Form 10-K fairly presents, in all material respects the financial condition and results of operations of American United Global, Inc.


                                                     /s/ Robert M. Rubin
Date: November 12, 2002                             -------------------------
                                                     Robert M. Rubin
                                                     Chief Executive Officer




I, David M. Barnes, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of American United Global, Inc. on Form 10-K for the year ended July 31, 2002 fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934 and the information contained in such Annual Report on Form 10-K fairly presents, in all material respects the financial condition and results of operations of American United Global, Inc.


                                                     /s/ David M. Barnes
Date: November 12, 2002                             -------------------------
                                                     David M. Barnes
                                                     Chief Financial Officer

  EXHIBIT LIST

3.1   Certificate of Incorporation of Registrant.(1)

3.1.2 Amended Certificate of Incorporation (4)

3.2   By-laws of Registrant. (2)

4.1   Specimen Certificate of Common Stock. (3)

4.2   Deleted

4.3   2001 Stock Option Plan (4)

21    Subsidiaries of AUGI*.

99.1  Promissory Note dated May 17, 2002. (5)

99.2  Certification of Chief Financial Officer and Chief Executive Officer

99.3 Western Form 10K for the fiscal year ended July 31, 2002 as filed on November 13, 2002 (6)


     (1) Included with the filing of AUGI's Registration Statement on Form S-1 on October 18, 1991, as amended by Amendment No. 1, dated December 18, 1991, Amendment No. 2, dated January 9, 1990, Amendment No. 3, dated January 24, 1992 and Amendment No. 4, dated January 28, 1992.

     (2) Filed as an Exhibit to the Definitive Proxy Materials of Alrom Corp., a New York corporation (AUGI's predecision), as filed on December 10, 1991.

     (3) Filed as an Exhibit to the Company's Registration Statement on Form S-18 (Registration No. 3303330 81-NY) and incorporated herein by reference thereto.

     (4) Filed as an Exhibit to AUGI's Definitive Proxy Materials, as filed on July 2, 2001.

     (5) Filed as an Exhibit to AUGI's Form 8-K dated May 31, 2002.

     (6) Filed as an exhibit to this Form 10-K *


     * Filed herewith


     EXHIBIT 21 - List of Subsidiaries.

 Western Power and Equipment, Corp.  Minority ownership of 36%.

 Superior Ventures, Corp.

*Connectsoft, Inc.

*Connectsoft Communications, Corp.

*Exodus Technologies, Inc.

*InterGlobe Networks, Inc.

*CS Holdings, Inc.


* Operations have been discontinued but the corporation has not been dissolved.