Form 10-K/A
period 2002-07-31
AMERICAN UNITED GLOBAL  INC
filed 2002-11-29
CIK 859792

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

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. | |

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of November 27, 2002 was approximately $434,000.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, on November 27, 2002 was 1,997,624 shares.

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

         ITEM 6.  SELECTED FINANCIAL DATA

     The Consolidated Statements of Income Data set forth below with respect to fiscal years 2000, 2001 and 2002, and the Consolidated Balance Sheet Data at July 31, 2001 and 2002 are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and Notes thereto of American United Global, Inc. (the "Company") included in this annual report on form 10-K/A. The consolidated statements of income and balance sheet data set forth below with respect to Western Power and Equipment Corp. as of and for the years ended July 31 2002 and 2001 are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and Notes thereto of Western Power and Equipment Corp. included as an exhibit in this annual report on form 10-K/A. The Consolidated Statements of Income Data set forth below with respect to fiscal years 1998 and 1999 and the Consolidated Balance Sheet Data at July 31, 1998, 1999 and 2000 are derived from the audited consolidated financial statements of the Company which are not included in this Annual Report on Form 10-K/A. The data set forth in the following table should be read in conjunction with, and are qualified in their entirety by Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K/A.

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


    Consolidated Statements of Income Data (in thousands except per share data):

Western Power & Equipment Corp.
                                           Year ended July 31,
                                          -------------------

                             2002        2001
                             ----        ----

Net sales                 $ 107,988   $ 139,902

Net loss                    (10,019)    (7,842)

Basic and Diluted Loss
 Per Share:

Net loss                     (2.50)     ( 2.30)

                                 Consolidated Balance Sheet Data (in thousands):

Western Power & Equipment Corp.
                                       2002        2001
                                       ----        ----
Total assets                        $ 59,576     $ 93,102

Total liabilities                   $ 62,712      $86,351

Working capital deficit             $(24,390)    $(20,102)

Stockholders (deficiency) equity    $ (3,136)    $  6,751

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

     In fiscal 2002, AUGI had a loss on sales of marketable securities of $837,000. This loss was comprised primarily of a loss of $242,000 from the sale of 491,000 shares of Magna Labs, Inc. and a loss of $516,000 from the sale of 72,000 shares of RezConnect Technologies, Inc. In addition, there was a loss of $26,000 from the sale of 15,000 shares of Azurel, Ltd. and a loss of $53,000 from the sale of 7,000 shares of Elephant & Castle Group, Inc. Total net proceeds generated from these sales were $185,000. All of these shares, except those of Elephant & Castle Group, Inc., were contributed to AUGI by Mr. Rubin as part of his payment to AUGI in Fiscal 1999 and 2000 in settlement of the 1998 shareholder derivative action at which point they had significantly higher market values.

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





ITEM 7A. QUANTITATIVE AND QUALITATIVE MARKET RISK

         Not Applicable

ITEM 8.  FINANCIAL STATEMENTS




                          AMERICAN UNITED GLOBAL, INC.

                              FINANCIAL STATEMENTS


                                      INDEX



                                                                    Page

Report of Independent Accountants ........................           F-2

Consolidated Balance Sheets ..............................           F-3

Consolidated Statements of Operations and
 Comprehensive Income (Loss)..............................           F-4

Consolidated Statements of Shareholders' (Deficit) Equity.           F-5

Consolidated Statements of Cash Flows ....................           F-6

Notes to Consolidated Financial Statements ...............           F-7

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


PricewaterhouseCoopers LLP





Portland, Oregon
November 8, 2002







                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                         JULY 31,
                                                                         --------
                                                                   2002           2001
                                                                   ----           ----
                                         ASSETS

Current assets:

   Cash .................................................  $      105,000  $     519,000
   Investment in marketable securities...................          20,000        226,000
   Prepaid expenses and other receivables................            -            27,000
   Litigation settlement receivable......................       2,875,000          -
                                                               ----------      ---------
       Total current assets..............................       3,000,000        772,000

   Other assets (Note 9).................................            -           250,000
   Investment in Western Power & Equipment Corp (Note 3).            -           702,000
                                                                ---------       -------
                                                           $    3,000,000  $   1,724,000
                                                            =============   =============




                          LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:

   Short-term borrowings (Note 4).....................     $    1,500,000  $   1,500,000
   Accounts payable...................................             26,000         39,000
   Accrued liabilities................................          1,811,000      1,370,000
   Note Payable (Note 4)..............................            250,000          -
                                                              -----------    -----------
       Total current liabilities......................          3,587,000      2,909,000
                                                              -----------    -----------
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

     Condensed financial data of Western for the two fiscal years ending July 31, 2002 and 2001 are as follows:
                                                 July 31,

                                        2002               2001
                                       -----               -----
    Current assets                $   37,394          $   62,771
    Total assets                  $   59,576          $   93,102

    Current liabilities           $   61,784          $   82,882
    Total liabilities             $   62,712          $   86,351

    Net sales                     $  107,988          $  139,902
    Gross profit                  $    7,763          $    9,820
    Net loss                      $  (10,019)         $   (7,842)


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

                      Report of Independant Accountants on
                          Financial Statement Schedules


To the Board of Directors
of American United Global, Inc.

     Our audits of the consolidated financial statements referred to in our report dated November 8, 2002 appearing on page F-2 in the 2002 Annual Report to Shareholders of American United Global, Inc. and subsidiaries (which report and consolidated financial statements are incorporated by reference on the Annual Report on Form 10-K/A) also included an audit of the consolidated financial statement schedules listed in Item 14(a)(2) of Form 10-K/A. In our opinion, these consolidated financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



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

4.2  Deleted

21   Subsidiaries of AUGI*.

99.1 Promissory Note dated May 17, 2002. (5)

99.2  Certification of Chief Financial Officer and Chief Executive Officer

99.3 Western Form 10K/A2 for the fiscal year ended July 31, 2002 as filed on November 29, 2002 (6)

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

     (6) Filed as an exhibit  to this Form 10-K/A *

     * Filed herewith

SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: November 29, 2002

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

Signature               Title                                  Date


/s/ Robert M. Rubin     Chairman of the Board, Chief           November 29, 2002
--------------------    Executive Officer and Director
Robert M. Rubin




/s/ C. Dean McLain      Executive Vice President and           November 29, 2002
------------------      Director
C. Dean McLain



/s/ David M. Barnes     Vice President--Finance and Chief      November 29, 2002
--------------------    Financial and Chief Accounting
David M. Barnes         Officer and Director



/s/ Howard Katz         Director                               November 29, 2002
-------------------
Howard Katz


/s/ Seymour Kessler     Director                               November 29, 2002
-------------------
Seymour Kessler


/s/ Allen Perres        Director                               November 29, 2002
-------------------
Allen Perres

/s/ Michael Metter      Director                               November 29, 2002
-------------------
Michael Metter

                               EXHIBIT 99.2


         I, Robert M. Rubin, certify that:

     1. I have reviewed this annual report on Form 10-K/A of American United Global, Inc.;

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


                                                     /s/ Robert M. Rubin
Date: November 29, 2002                             -------------------------
                                                     Robert M. Rubin
                                                     Chief Executive Officer

         I, David M. Barnes, certify that:

     1. I have reviewed this annual report on Form 10-K/A of American United Global, Inc.;

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


                                                     /s/ David M. Barnes
Date: November 29, 2002                             -------------------------
                                                     David M. Barnes
                                                     Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Robert M. Rubin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of American United Global, Inc. on Form 10-K/A for the year ended July 31, 2002 fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934 and the information contained in such Annual Report on Form 10-K/A fairly presents, in all material respects the financial condition and results of operations of American United Global, Inc.


                                                     /s/ Robert M. Rubin
Date: November 29, 2002                             -------------------------
                                                     Robert M. Rubin
                                                     Chief Executive Officer




     I, David M. Barnes, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of American United Global, Inc. on Form 10-K/A for the year ended July 31, 2002 fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934 and the information contained in such Annual Report on Form 10-K/A fairly presents, in all material respects the financial condition and results of operations of American United Global, Inc.


                                                     /s/ David M. Barnes
Date: November 29, 2002                             -------------------------
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

4.3   2001 Stock Option Plan (4)

21    Subsidiaries of AUGI*.

99.1  Promissory Note dated May 17, 2002. (5)

99.2  Certification of Chief Financial Officer and Chief Executive Officer

99.3 Western Form 10K/A2 for the fiscal year ended July 31, 2002 as filed on November 29, 2002 (6)


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

     (6) Filed as an exhibit to this Form 10-K/A *


     * Filed herewith


     EXHIBIT 21 - List of Subsidiaries.

 Western Power and Equipment, Corp.  Minority ownership of 36%.

 Superior Ventures, Corp.

*Connectsoft, Inc.

*Connectsoft Communications, Corp.

*Exodus Technologies, Inc.

*InterGlobe Networks, Inc.

*CS Holdings, Inc.


* Operations have been discontinued but the corporation has not been dissolved.