Form 10-Q
period 2002-10-31
AMERICAN UNITED GLOBAL  INC
filed 2002-12-09
CIK 859792

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For The Quarter Ended October 31, 2002
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


                              YES X                              NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                Title of Class           Number of Shares
                 Common Stock               Outstanding
          (par value $.01 per share)           1,997,624

                         AMERICAN UNITED GLOBAL, INC.


                                      INDEX

                                                                     Page
                                                                    Number

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements
     Consolidated Balance Sheets
       October 31, 2002 (unaudited) and July 31, 2002............       1
     Consolidated Statements of Operations
       Three Months Ended October 31, 2002
       and October 31, 2001 (unaudited)..........................       2
     Consolidated Statements of Cash Flows
       Three Months Ended October 31, 2002
       and October 31, 2001  (unaudited).........................       3
     Notes to the Consolidated Financial
     Statements (unaudited)......................................       4-5
   Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations...............       6
   Item 3. Quantitative and Qualitative Disclosure about
     Market Risk.................................................       8
   Item 4. Controls and Procedures...............................       8

PART II. OTHER INFORMATION
   Item 1. Legal Proceedings ....................................       9
   Item 2. Changes in Securities.................................       9
   Item 3. Defaults Upon Senior Securities.......................       9
   Item 4. Submission of Matters to a Vote of Security
     Holders.....................................................       9
   Item 5. Other Information ....................................       9
   Item 6. Exhibits and Reports on Form 8-K......................       9

ITEM 1


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                                                                        October 31,           JULY 31,
                                                                                           2002                 2002
                                                                                        ----------           ----------
                                                                                       (unaudited)
                                  ASSETS


CURRENT ASSETS:
   Cash and cash equivalents................................................  $         1,979,000  $            105,000
   Investment in marketable securities.....................................                 6,000                20,000
   Litigation settlement receivable........................................                  -                2,875,000
   Note receivable from Informedix.........................................               100,000                 -
                                                                                      ------------           ----------
       TOTAL CURRENT ASSETS................................................             2,085,000             3,000,000
                                                                                      ------------           ----------


       TOTAL ASSETS........................................................  $          2,085,000  $          3,000,000
                                                                                      ===========          ============

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Short-term borrowing....................................................  $          1,500,000  $          1,500,000
   Accounts payable........................................................                 1,000                26,000
   Accrued liabilities.....................................................             1,389,000             1,811,000
   Note payable............................................................                  -                  250,000
                                                                                        ---------             ---------
       TOTAL CURRENT LIABILITIES...........................................             2,890,000             3,587,000
                                                                                        ---------             ---------

Commitments and contingencies

Shareholders' deficit:
   Preferred stock, 12.5% cumulative, $1.00 per share liquidation value,
    $.01 par value; 1,200,000 shares authorized;
     none issued and outstanding...........................................                  -                     -
   Series B-1 preferred stock, convertible to common at 25 for 1,
     $3.50 per share liquidation value, $.01 par value; 1,000,000 shares
      authorized;  407,094 shares issued and outstanding...................                 4,000                 4,000
   Common stock, $.01 par value; 40,000,000 shares
     authorized; 1,997,624 shares issued and outstanding...................                20,000                20,000
   Additional contributed capital..........................................            51,375,000            51,375,000
   Accumulated deficit.....................................................           (52,131,000)          (51,927,000)
   Accumulated other comprehensive loss....................................               (73,000)              (59,000)
                                                                                       ----------             ---------
       TOTAL SHAREHOLDERS' DEFICIT.........................................              (805,000)             (587,000)
                                                                                        ---------             ---------

       TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.........................  $          2,085,000  $          3,000,000
                                                                                     ============           ===========


                               See accompanying notes to consolidated financial statements.




                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                        OCTOBER 31,

                                                                   2002               2001
                                                                   ----               ----




General and administrative expenses....................     $     167,000         $     175,000
                                                                ---------             ---------

Operating loss.........................................          (167,000)             (175,000)


Interest expense, net..................................           (37,000)              (34,000)
Loss on sale of marketable securities..................              -                 (192,000)
Equity in income of unconsolidated subsidiary..........              -                  129,000
                                                               ----------              --------

Loss before income taxes...............................          (204,000)             (272,000)

Provision for taxes....................................              -                     -
                                                              -----------           ------------

Net loss ..............................................      $   (204,000)         $   (272,000)
                                                             ============           ============


Basic and diluted loss per share.......................      $      (0.10)         $       (0.55)
                                                                    =====                  =====

Weighted average number of shares......................         1,997,624                497,582
                                                               ==========             ==========

                               See accompanying notes to consolidated financial statements.


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                          THREE MONTHS ENDED
                                                                             OCTOBER 31,
                                                                             -----------
                                                                      2002                2001
                                                                      ----                ----


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss............................................       $    (204,000)      $      (272,000)
   Adjustments to reconcile net loss to
     net cash used by operating activities
     Loss on sale of marketable securities.............                -                  192,000
     Undistributed income of affiliate.................                -                 (129,000)
     Changes in assets and liabilities:
       Prepaid expenses and other receivables..........                                    (8,000)
       Litigation settlement receivable................           2,875,000
       Accounts payable................................             (25,000)                5,000
       Other accrued liabilities.......................            (422,000)                9,000
                                                                 ----------              --------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES.......           2,224,000              (203,000)
                                                                 ----------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Loan to Informedix, Inc..............................          (100,000)
    Proceeds from sale of marketable securities..........             -                   132,000
                                                                  ---------              --------

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES........           (100,000)              132,000
                                                                  ---------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of note payable.........................            (250,000)                 -
                                                                  ---------              --------
NET CASH USED BY FINANCING ACTIVITIES..................            (250,000)                 -
                                                                  ---------              --------

Net increase (decrease) in cash and cash equivalents...           1,874,000               (71,000)
Cash and cash equivalents, beginning...................             105,000               519,000
                                                                  ---------              ---------

Cash and cash equivalents, ending......................       $   1,979,000        $       448,000
                                                              =============        ===============


                    See accompanying notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial information included in this report has been prepared in conformity with the accounting principles reflected in the consolidated financial statements for the preceding year included in the annual report on Form 10-K/A for the year ended July 31, 2002 filed with the Securities and Exchange Commission. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's financial statements included in the annual report on Form 10-K/A for the year ended July 31, 2002 filed with the Securities and Exchange Commission.


     The consolidated  financial  statements include the accounts of the Company
and  its  wholly  owned  and  majority  owned   subsidiaries.   All  significant
intercompany balances and transactions have been eliminated in consolidation.


     The Company has had a working capital deficit for each of the three years ending July 31, 2000, 2001 and 2002. However, the cash, cash equivalents and marketable securities of $1,985,000 as at October 31, 2002 are sufficient to fund current levels of operations for the next twelve months assuming little or no payments of certain existing indebtedness. Were AUGI required to pay down such certain indebtedness it would be necessary to secure financing to fund operations.


NOTE 2 - LOAN TO INFORMEDIX, INC.


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


NOTE 3. - CONTINGENT OBLIGATIONS


     The Company remains contingently liable for certain capital lease obligations assumed by eGlobe, Inc. ("eGlobe") as part of the Connectsoft Communications Corp. asset sale which was consummated in June 1999. The lessor filed for bankruptcy in 2000 and the leases were acquired by another leasing organization which subsequently also filed for bankruptcy in 2001. In addition, eGlobe filed for bankruptcy in 2001. The Company has been unable to obtain any further information about the parties but believes that in the normal course of the proceedings that the assets and related leases were most likely acquired by another company and that a mutually acceptable financial arrangement was reached to accomplish such a transfer. To date, the Company has not been contacted and has not been notified of any delinquency in payments due under these leases. The original leases were entered into during early to mid 1997 each of which was for a five year term. Extensions of an additional 20 months were negotiated with the original lessor in 1998 and 1999 moving the ending date to approximately mid 2004. The balance due under the leases in June 1999 upon transfer and sale to eGlobe was approximately $2,800,000 including accrued interest and the monthly payments were approximately $55,000. The balance that is currently due under the leases is unknown and there would most likely have been negotiated reductions of amounts due during the proceedings.

NOTE 4. - INFORMATION ABOUT WESTERN POWER & EQUIPMENT CORP. (Western)


     Western was a 36% minority owned subsidiary in Fiscal 2001 and most of Fiscal 2002. In May 2002, Western issued additional shares of its common stock which resulted in the percentage of shares owned by AUGI to decrease from 36% to 30%. AUGI'S pro-rata share of Western's loss in Fiscal 2002 was limited to AUGI'S total investment in Western, which was $702,000, as the investment account can not be less than zero. There was an excess of loss over the investment balance in the approximate amount of $2,350,000 which amount would have to be offset before AUGI could recognize any percentage of profit from Western. Thus, there will be no recognition of AUGI'S share of Western's profit or loss for the quarter ended October 31, 2002.

     As of October 31, 2002, Western was in technical default of the financial covenants in the DFS credit facility. Western has not received a waiver of such defaults from DFS and although DFS has not called the loan, there is no guarantee that it will not do so in the future.

     Western currently is in negotiations with DFS to extend or renew the credit facility beyond its current expiration of December 28, 2001. Western believes that it can reach agreement with DFS to extend or renew the agreement on reasonably acceptable terms. However, in the event that Western cannot reach a reasonably acceptable agreement to extend or renew the current DFS credit facility, DFS could demand repayment of the entire outstanding balance at anytime. In such case, Western would be unable to repay the entire DFS outstanding balance. There can be no assurance that Western will be able to successfully negotiate an acceptable extension or renewal of the existing DFS credit facility or that DFS will not call the balance due at anytime.

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

Results of Operations

     The Three Months Ended October 31, 2002 Compared to the Three Months Ended October 31, 2001

     General and administrative expenses totaled $167,000 for the three months ended October 31, 2002 compared to $175,000 for the three months ended October 31, 2001. The net decrease in general and administrative expenses of $8,000 is primarily attributable to a decrease of approximately $10,000 in legal and accounting fees, a decrease of approximately $14,000 in printing and proxy solicitation expenses, as there were no such costs in 2002, and a net decrease of $2,000 in other general and administrative expenses; which decreases were somewhat offset by an increase of approximately $14,000 in executive compensation and related health insurance and other benefits and taxes and an increase of $4,000 in rent expense.

     There were no sales of marketable securities during the quarter ended October 31, 2002. Losses on sales of marketable securities for the quarter ended October 31, 2001 were $192,000 from the sale of approximately 397,000 shares of Magna Labs, Inc. and total sales proceeds were approximately $132,000

     Net interest expense for the three months ended October 31, 2002 of $37,000 increased $3,000 from the $34,000 in the prior year comparative period. This increase is primarily due to interest of approximately $3,000 incurred on the $250,000 note payable during the current quarter while there was no such comparable expense in the prior year three month period.

     The Company has recorded a full valuation allowance against the deferred tax benefit for net operating losses generated, since in management's opinion the net operating losses do not meet the more likely than not criteria for future realization.



Liquidity and Capital Resources

     The Company's primary needs for liquidity and capital resources are the funding of salaries and other administrative expenses related to the management of the Company which includes expenses incurred relative to seeking merger and/or acquisition candidates.

     During the quarter ended October 31, 2002, cash, cash equivilents and marketable securities increased by $1,860,000 primarily due to the receipt of net proceeds of $2,875,000 on September 10, 2002 from the settlement of the Company's litigation against it's prior corporate counsel. Of the funds received, $447,000 was used to pay accrued expenses and accounts payable, $250,000 was used to repay the loan from the Rubin Family Trust, $100,000 was used for the loan to Informedix and $204,000 was used to fund operations.

     The Company's cash, cash equivalents and marketable securities of $1,985,000 as of October 31, 2002 are more than sufficient to support current levels of operations for the next twelve months assuming little or no payment of certain existing indebtedness. Were AUGI required to pay down such certain indebtedness, it would be necessary to secure financing to fund operations.

     AUGI remains contingently liable for certain capital lease obligations assumed by eGlobe, Inc. (eGlobe) as part of the Connectsoft Communications Corp. asset sale which was consummated in June 1999.(see Note 3)

Critical Accounting Policies

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


Recent Accounting Pronouncements

  FASB   Interpretation   No.  45   Guarantor's   Accounting  and  Disclosure
Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.

     This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded.


     The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretive guidance incorporated without change from Interpretation 34 continues to be required for financial statements for fiscal years ending after June 15, 1981 the effective date of Interpretation 34. The Company has made the appropriate disclosures related to guarantees.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

              None


ITEM 4. CONTROLS AND PROCEDURES

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 2.  CHANGES IN SECURITIES

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                  None


ITEM 5.  OTHER INFORMATION

                  None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

       99.2 Certification of Chief Financial Officer and Chief Executive Officer

         (B)      REPORTS ON FORM 8-K


     The Company filed a Form 8-K on September 12, 2002 to report its receipt of net proceeds of $2,875,000 from the settlement of litigation against its former corporate counsel.

                                    SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMERICAN UNITED GLOBAL, INC.


December 9, 2002



                  By:     /s/ Robert M. Rubin
                          -------------------
                          Robert M. Rubin
                          Chief Executive Officer




                  By:     /s/ David M. Barnes
                          -------------------
                          David M. Barnes
                          Chief Financial Officer

   EXHIBIT 99.2


         I, Robert M. Rubin, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of American United Global, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  Evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                      /s/ Robert M. Rubin
Date: December 9, 2002                             -------------------------
                                                     Robert M. Rubin
                                                     Chief Executive Officer

         I, David M. Barnes, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of American United Global, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  Evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                     /s/ David M. Barnes
Date: December 9, 2002                             -------------------------
                                                     David M. Barnes
                                                     Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Robert M. Rubin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of American United Global, Inc. on Form 10-Q for the quarter ended October 31, 2002 fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934 and the information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of American United Global, Inc.


                                                     /s/ Robert M. Rubin
Date: December 9, 2002                             -------------------------
                                                     Robert M. Rubin
                                                     Chief Executive Officer




     I, David M. Barnes, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of American United Global, Inc. on Form 10-Q for the quarter ended October 31, 2002 fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934 and the information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of American United Global, Inc.


                                                     /s/ David M. Barnes
Date: December 9, 2002                             -------------------------
                                                     David M. Barnes
                                                     Chief Financial Officer