Form 10-Q
period 2003-01-31
AMERICAN UNITED GLOBAL  INC
filed 2003-03-21
CIK 859792

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For The Quarter Ended January 31, 2003
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

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                                      INDEX

                                                                         Page
                                                                        Number

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements
     Consolidated Balance Sheets
       January 31, 2003 (unaudited) and July 31, 2002...............       1
     Consolidated Statements of Operations
       Three Months Ended January 31, 2003
       and January 31, 2002 (unaudited).............................       2
     Consolidated Statements of Operations
       Six Months Ended January 31, 2003
       and January 31, 2002 (unaudited).............................       3
     Consolidated Statements of Cash Flows
       Six Months Ended January 31, 2003
       and January 31, 2002 (unaudited).............................       4
     Notes to the Consolidated Financial
    Statements (unaudited)..........................................      5-6
   Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations..................       7
   Item 3. Controls and procedures..................................       9

PART II. OTHER INFORMATION
   Item 1. Legal Proceedings .......................................      10
   Item 2. Changes in Securities....................................      10
   Item 3. Defaults Upon Senior Securities..........................      10
   Item 4. Submission of Matters to a Vote of Security
     Holders........................................................      10
   Item 5. Other Information .......................................      10
   Item 6. Exhibits and Reports on Form 8-K.........................      10
                Signatures..........................................      11
                Certifications......................................      12

ITEM 1


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                                                                        January 31,           JULY 31,
                                                                                           2003                 2002
                                                                                        ----------           ----------
                                                                                       (unaudited)
                                  ASSETS


CURRENT ASSETS:
   Cash and cash equivalents...............................................   $         1,732,000  $            105,000
   Investment in marketable securities.....................................                 9,000                20,000
   Litigation settlement receivable........................................                  -                2,875,000
   Note receivable from Informedix.........................................               100,000                 -
   Note receivable, other..................................................                25,000                 -
   Prepaid expenses........................................................                25,000                 -
                                                                                      ------------           ----------
       TOTAL CURRENT ASSETS................................................             1,891,000             3,000,000
                                                                                      ------------           ----------


       TOTAL ASSETS........................................................  $          1,891,000  $          3,000,000
                                                                                      ===========            ==========

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Short-term borrowing....................................................  $          1,500,000  $          1,500,000
   Accounts payable........................................................                 4,000                26,000
   Accrued liabilities.....................................................             1,355,000             1,811,000
   Note payable............................................................                  -                  250,000
                                                                                        ---------             ---------
       TOTAL CURRENT LIABILITIES...........................................             2,859,000             3,587,000
                                                                                        ---------             ---------

Commitments and contingencies

Shareholders' deficit:
   Preferred stock, 12.5% cumulative, $1.00 per share liquidation value,
    $.01 par value; 1,200,000 shares authorized;
     none issued and outstanding...........................................                  -                     -
   Series B-1 preferred stock, convertible to common at 25 for 1,
     $3.50 per share liquidation value, $.01 par value; 1,000,000 shares
      authorized;  407,094 shares issued and outstanding...................                 4,000                 4,000
   Common stock, $.01 par value; 40,000,000 shares
     authorized; 1,997,624 shares issued and outstanding...................                20,000                20,000
   Additional contributed capital..........................................            51,375,000            51,375,000
   Accumulated deficit.....................................................           (52,297,000)          (51,927,000)
   Accumulated other comprehensive loss....................................               (70,000)              (59,000)
                                                                                      -----------           -----------
       TOTAL SHAREHOLDERS' DEFICIT.........................................              (968,000)             (587,000)
                                                                                      -----------           -----------

       TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.........................  $          1,891,000  $          3,000,000
                                                                                     ============           ===========


                               See accompanying notes to consolidated financial statements.




                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                        JANUARY 31,

                                                                   2003               2002
                                                                   ----               ----




General and administrative expenses....................     $     135,000         $     217,000
                                                                ---------             ---------

Operating loss.........................................          (135,000)             (217,000)


Interest expense, net..................................           (32,000)              (36,000)
Loss on sale of marketable securities..................              -                 (129,000)
Impairment loss........................................              -                 (175,000)
                                                               ----------              --------

Loss from operations before equity in
 loss of unconsolidated subsidiary.....................          (167,000)             (557,000)

Equity in loss of unconsolidated subsidiary............              -                 (276,000)
                                                              -----------           ------------

Net loss ..............................................      $   (167,000)         $   (833,000)
                                                             ============           ============


Basic and diluted loss per share.......................      $      (0.08)         $       (1.67)
                                                                    =====                  =====

Weighted average number of shares......................         1,997,624                497,612
                                                               ==========             ==========

                    See accompanying notes to consolidated financial statements.




                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      SIX MONTHS ENDED
                                                                        JANUARY 31,

                                                                   2003               2002
                                                                   ----               ----




General and administrative expenses....................     $     301,000         $     392,000
                                                                ---------             ---------

Operating loss.........................................          (301,000)             (392,000)


Interest expense, net..................................           (69,000)              (70,000)
Loss on sale of marketable securities..................              -                 (321,000)
Impairment loss........................................              -                 (175,000)
                                                               ----------              --------

Loss from operations before equity in
 loss of unconsolidated subsidiary.....................          (370,000)             (958,000)

Equity in loss of unconsolidated subsidiary............              -                 (147,000)
                                                              -----------           ------------

Net loss ..............................................      $   (370,000)         $ (1,105,000)
                                                             ============           ============


Basic and diluted loss per share.......................      $      (0.19)         $       (2.22)
                                                                =========            ===========

Weighted average number of shares......................         1,997,624                497,602
                                                               ==========             ==========

                        See accompanying notes to consolidated financial statements.


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                           SIX MONTHS ENDED
                                                                             JANUARY 31,
                                                                             -----------
                                                                      2003                2002
                                                                      ----                ----


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss............................................       $    (370,000)      $    (1,105,000)
   Adjustments to reconcile net loss to
     net cash used by operating activities
     Loss on sale of marketable securities.............                -                  321,000
     Undistributed loss of affiliate...................                -                  147,000
     Impairment loss...................................                -                  175,000
     Changes in assets and liabilities:
       Prepaid expenses and other receivables..........             (25,000)                5,000
       Litigation settlement receivable................           2,875,000
       Accounts payable................................             (22,000)                 -
       Other accrued liabilities.......................            (456,000)               39,000
                                                                 ----------              --------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES.......           2,002,000              (418,000)
                                                                 ----------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Loan to Informedix, Inc..............................          (100,000)                 -
    Loan to Spongetech, Inc..............................           (25,000)                 -
    Proceeds from sale of marketable securities..........             -                   162,000
                                                                  ---------              --------

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES........           (125,000)              162,000
                                                                  ---------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of note payable.........................            (250,000)                 -
                                                                  ---------              --------
NET CASH USED BY FINANCING ACTIVITIES..................            (250,000)                 -
                                                                  ---------              --------

Net increase (decrease) in cash and cash equivalents...           1,627,000              (256,000)
Cash and cash equivalents, beginning...................             105,000               519,000
                                                                  ---------              ---------

Cash and cash equivalents, ending......................       $   1,732,000        $       263,000
                                                              =============        ===============


             See accompanying notes to consolidated financial statements.


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

     The Company has had a working capital deficit for each of the three years ended July 31, 2000, 2001 and 2002. However, the cash, cash equivalents and marketable securities of $1,741,000 at January 31, 2003 are sufficient to fund current levels of operations for the next twelve months assuming little or no payments of certain existing indebtedness. Were AUGI required to pay down such certain indebtedness it would be necessary to secure financing to fund operations.

NOTE 2 - LOANS

    On September 4, 2002 the Company provided a working capital loan of $100,000 to InforMedix, Inc. ("InforMedix") pursuant to the terms of a 12% convertible secured promissory note. The note was originally due on January 24, 2003 or earlier under certain acceleration provisions and is automatically convertible into 100,000 common shares of InforMedix should InforMedix or any affiliate merge into a public entity or otherwise become publicly traded. The due date of the note has been extended to July 24, 2003.

     On January 13, 2003, the Company provided a working capital loan of $25,000 to Spongetech Delivery Systems, Inc. ("Spongetech") pursuant to the terms of a 7% promissory note which is due May 15, 2003. Spongetech is a distributor of reuseable specialty sponges for commercial and everyday use. Michael Metter, a director of the Company, is a director and executive officer of Spongetech.

     On February 14, 2003, subsequent to the quarter end, the Company provided a working capital loan of $100,000 to New York Medical, Inc. (NYMI) pursuant to the terms of a 24% promissory note which is due on the earlier of May 1, 2003 or the closing date of a sale of more than the majority of NYMI's issued and outstanding stock. NYMI combines third party single practitioner medical offices into multi-specialty offices through a contracted professional relationship.

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


NOTE 4. - CONCENTRATION OF CREDIT RISK

     The Company maintains cash balances at two financial institutions. These balances are insured for up to $100,000 per account by the Federal Deposit Insurance Corporation. The cash balances at January 31, 2003 exceeded the insurance limit by approximately $1,532,000, however, the Company believes it is not exposed to any significant risk.

NOTE 5. - INFORMATION ABOUT WESTERN POWER & EQUIPMENT CORP. (Western)

     Western was a 36% minority owned subsidiary in Fiscal 2001 and most of Fiscal 2002. In May 2002, Western issued additional shares of its common stock which resulted in the percentage of shares owned by AUGI to decrease from 36% to 30%. AUGI'S pro-rata share of Western's loss in Fiscal 2002 was limited to AUGI'S total investment in Western, which was $702,000, as the investment account can not be less than zero. There was an excess of loss over the investment balance in the approximate amount of $2,350,000 which amount would have to be offset before AUGI could recognize any percentage of profit from Western. Thus, there will be no recognition of AUGI'S share of Western's profit or loss for the six months ended January 31, 2003.

     As of January 31, 2003 Western was in technical default of the financial covenants in the G. E. Commercial Distribution Finance Division credit facility ("GE") (formerly Deutsche Financial Services). Western has not received a waiver of such defaults from GE and although GE has not called the loan, there is no guarantee that it will not do so in the future.

     Western currently is in negotiations with GE to extend or renew the credit facility beyond its current expiration of December 31, 2002. Western believes that it can reach agreement with GE to extend or renew the agreement on reasonably acceptable terms. However, in the event that Western cannot reach a reasonably acceptable agreement to extend or renew the current GE credit facility, GE could demand repayment of the entire outstanding balance at anytime. In such case, Western would be unable to repay the entire GE outstanding balance. There can be no assurance that Western will be able to successfully negotiate an acceptable extension or renewal of the existing GE credit facility or that GE will not call the balance due at anytime.

     On January 29, 2003, Western entered into an agreement to sell substantially all of its business assets in California and Nevada to CDKnet.com, Inc. (OTCBB:CDKX). The transaction will involve CDK's acquisition of approximately $15 million of tangible assets and operations which had nearly $50 million of total revenue for the fiscal year ended July 31, 2002 in exchange for the assumption or replacement of existing debt in the amount of approximately $15 million, along with $500,000 and a five-year promissory note of $500,000. In addition to continuing its current operations in Oregon, Washington, and Alaska, Western will receive payment from the purchasing entity for certain management and administrative services to be provided to the purchasing entity pursuant to a management services agreement to be entered into at closing. Two members of Western's current management will be shareholders in the purchasing entity. The completion of the transaction remains subject to several conditions including shareholder approval, the approval of an institutional revolving credit facility and other financing for the purchase, the receipt of other required third party approvals, delivery of audited financial statements of the business to be acquired, additional due diligence, and compliance with applicable regulatory requirements. There can be no assurance that the transaction will be consummated.

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



                              RESULTS OF OPERATIONS

The Three and Six Months Ended January 31, 2003 compared to the Three and Six Months Ended January 31, 2002


     General and administrative expenses totaled $135,000 and $301,000 respectively for the three and six months ended January 31, 2003. Such expenses decreased by $82,000 and $91,000 respectively in the current three and six month periods as compared to the prior year. The decrease in both periods is primarily due to higher legal fees in the prior year.

     Interest expense, net for the three and six months ended January 31, 2003 was $32,000 and $69,000 respectively as compared to $36,000 and $70,000 respectively in the prior year comparative periods. The decreases in interest expense, net are the result of increased interest income being earned on the higher cash balances of the Company.


     There were no sales of marketable securities for the three and six months ended January 31, 2003 whereas in the 2002 comparative periods there were losses from sales of marketable securities of $129,000 and $321,000 respectively. Total proceeds received from the sale of marketable securities for the six months ended January 31, 2002 were $162,000.

     The Company recognized an impairment loss during the three months ended January 31, 2002 in the amount of $175,000 for which no current year amount exists.

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

     During the sin months ended January 31, 2003, cash, cash equivalents and marketable securities increased by $1,627,000 primarily due to the receipt of net proceeds of $2,875,000 on September 10, 2002 from the settlement of the Company's litigation against it's prior corporate counsel. Of the funds received, $479,000 was used to pay accrued expenses and accounts payable, $250,000 was used to repay the loan from the Rubin Family Trust, $125,000 was used for investing activities and $394,000 was used to fund operations.

     The Company's cash, cash equivalents and marketable securities of $1,741,000 as of January 31, 2003 are more than sufficient to support current levels of operations for the next twelve months assuming little or no payment of certain existing past due indebtedness. Were AUGI required to pay down such certain past due indebtedness, it would be necessary to secure financing to fund operations.

     AUGI remains contingently liable for certain capital lease obligations assumed by eGlobe, Inc. (eGlobe) as part of the Connectsoft Communications Corp. asset sale which was consummated in June 1999. (see Note 3).

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

     In July 2002, the FASB issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No.94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, Accounting for the Impairment or disposal of Long-Lived Assets. These costs include, but are not limited to; termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, Accounting for Asset Retirement Obligations. The Company does not believe that these pronouncements apply but will continue to review for possible relevancy in the future.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plans under APB Opinion No. 25 and related interpretations, and therefore the transition provisions will not have an impact on its operating results or financial position.


ITEM 3. CONTROLS AND PROCEDURES

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

PART II

ITEM 1.     LEGAL PROCEEDINGS

                  None

ITEM 2   CHANGES IN SECURITIES

                  None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                  None

ITEM 5.     OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

99.1     Certification of Chief Executive Officer
99.2     Certification of Chief Financial Officer

         (B)      REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on February 21, 2003 regarding the Company's change in the certifying accountant.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMERICAN UNITED GLOBAL, INC.


March 21, 2003



                  By:     /s/ Robert M. Rubin
                         ---------------------
                          Robert M. Rubin
                          Chief Executive Officer




                  By:     /s/ David M. Barnes
                         ----------------------
                          David M. Barnes
                          Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Robert M. Rubin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of American United Global, Inc. on Form 10-Q for the quarter ended January 31, 2003 fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934 and the information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of American United Global, Inc.


                                                     /s/ Robert M. Rubin
Date: March 21, 2003                                 -------------------------
                                                     Robert M. Rubin
                                                     Chief Executive Officer





     I, David M. Barnes, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of American United Global, Inc. on Form 10-Q for the quarter ended January 31, 2003 fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934 and the information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of American United Global, Inc.



                                                     /s/ David M. Barnes
Date: March 21, 2003                                 -------------------------
                                                     David M. Barnes
                                                     Chief Financial Officer