Form 10-Q
period 2003-04-30
AMERICAN UNITED GLOBAL  INC
filed 2003-06-23
CIK 859792

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended April 30, 2003
                         Commission File Number 0-19404


                          AMERICAN UNITED GLOBAL, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                    95-4359228
    (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                      Identification No.)

          11108 N.E. 106TH PLACE
           KIRKLAND, WASHINGTON                                  98033
 (Address of principal executive offices)                     (Zip code)


                   Registrant's telephone number: 425-869-7410

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                        YES [X]                            NO [ ]

Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 12-b-2 of the Exchange Act).

                        YES [ ]                            NO [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

          Title of Class                               Number of Shares
           Common Stock                                  Outstanding
     (par value $.01 per share)                 1,997,624 as of June 20, 2003

                          AMERICAN UNITED GLOBAL, INC.


                                      INDEX



                        HAVE TO FIX PAGINATION                        Page
                                                                     Number
                                                                     ------

     PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
     Consolidated Balance Sheets

     April 30, 2003 (unaudited) and July 31, 2002...............       1
     Consolidated Statements of Operations
     Three Months Ended April 30, 2003
     and April 30, 2002 (unaudited).............................       2
     Consolidated Statements of Operations
     Nine Months Ended April 30, 2003
     and April 30, 2002 (unaudited).............................       3
     Consolidated Statements of Cash Flows
     Nine Months Ended April 30, 2003
     and April 30, 2002 (unaudited).............................       4
     Notes to the Consolidated Financial
     Statements (unaudited).....................................      5-9
     Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations..............    10-13
     Item 3. Quantitative and Qualitative Disclosures
     About Market Risk..........................................      13
     Item 4. Controls and procedures............................      13


     PART II. OTHER INFORMATION
     Item 1. Legal Proceedings .................................      14
     Item 2. Changes in Securities..............................      14
     Item 3. Defaults Upon Senior Securities....................      14
     Item 4. Submission of Matters to a Vote of Security
             Security Holders...................................      14
     Item 5. Other Information .................................      14
     Item 6. Exhibits and Reports on Form 8-K...................      14
                      Signatures................................      15
                      Certifications............................      16



                                   AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                                            CONSOLIDATED BALANCE SHEETS



                                                                                         APRIL 30,          JULY 31,
                                                                                           2003               2002
                                                                                           ----               ----
                                                                                        (unaudited)

                                        ASSETS

     CURRENT ASSETS:
     Cash and cash equivalents.............................................     $        675,000     $       105,000
     Investment in marketable securities, at market value..................                9,000              20,000
     Litigation settlement receivable......................................                 -              2,875,000
     Notes receivable from New York Medical, Inc...........................              850,000                -
     Note receivable from InforMedix.......................................              100,000                -
     Note receivable, other................................................               25,000                -
     Prepaid expenses......................................................               75,000                -
     Interest receivable...................................................                7,000                -
                                                                                     -----------         -----------

     TOTAL CURRENT ASSETS..................................................            1,741,000           3,000,000


     TOTAL ASSETS..........................................................     $      1,741,000      $    3,000,000
                                                                                     ===========         ===========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

     CURRENT LIABILITIES:

     Short-term borrowings.................................................     $      1,500,000      $    1,500,000
     Accounts payable......................................................               17,000              26,000
     Accrued liabilities...................................................            1,392,000           1,811,000
     Notes payable.........................................................               60,000             250,000
                                                                                     -----------         -----------



     TOTAL CURRENT LIABILITIES.............................................            2,969,000           3,587,000


     Commitments and contingencies


     SHAREHOLDERS' DEFICIT:

     Preferred stock, 12.5% cumulative, $1.00 per share liquidation value,
     $.01 par value; 1,200,000 shares authorized;
     none issued and outstanding...........................................                 -                   -
     Series B-1 preferred stock, convertible at a ratio of 25 for 1 to common,
     $3.50 per share liquidation value, $.01 par value; 1,000,000 shares
     authorized; 407,094 and 407,843 issued and  outstanding...............                4,000               4,000
     Common stock, $.01 par value; 40,000,000 shares
     authorized; 1,997,624 shares issued and outstanding...................               20,000              20,000
     Additional paid-in capital............................................           51,375,000          51,375,000
     Accumulated deficit...................................................          (52,477,000)        (51,927,000)
     Accumulated unrealized loss, net......................................              (70,000)            (59,000)
                                                                                     -----------         -----------

                                                                                      (1,148,000)           (587,000)

     Less: cost of treasury shares.........................................               80,000                -
                                                                                     -----------         -----------

     Total shareholder's deficit...........................................           (1,228,000)           (587,000)
                                                                                     -----------         -----------

     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                $      1,741,000      $    3,000,000
                                                                                     ===========        ============


                        See accompanying notes to consolidated financial statements.



                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                          APRIL 30,

                                                                   2003               2002
                                                                   ----               ----




General and administrative expenses....................     $     154,000         $     218,000
                                                                ---------             ---------

Operating loss.........................................          (154,000)             (218,000)


Interest expense, net..................................           (26,000)              (37,000)
Loss on sale of marketable securities..................              -                 (398,000)
                                                               ----------              --------

Loss from operations before equity in
 loss of affiliate.....................................          (180,000)             (653,000)

Equity in loss of affiliate............................              -                 (259,000)
                                                              -----------           ------------

Net loss ..............................................      $   (180,000)         $   (912,000)
                                                             ============           ============


Basic and diluted loss per share.......................      $      (0.09)         $       (1.83)
                                                                =========            ===========

Weighted average number of shares......................         1,997,624                497,624
                                                               ==========             ==========

                        See accompanying notes to consolidated financial statements.




                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     NINE MONTHS ENDED
                                                                          APRIL 30,

                                                                   2003               2002
                                                                   ----               ----




General and administrative expenses....................     $     455,000         $     610,000
                                                                ---------             ---------

Operating loss.........................................          (455,000)             (610,000)


Interest expense, net..................................           (95,000)             (107,000)
Loss on sale of marketable securities..................              -                 (719,000)
Impairment loss........................................              -                 (175,000)
                                                               ----------              --------

Loss from operations before equity in
 loss of affiliate.....................................          (550,000)           (1,611,000)

Equity in loss of affiliate............................              -                 (406,000)
                                                              -----------           ------------

Net loss ..............................................      $   (550,000)         $ (2,017,000)
                                                             ============           ============


Basic and diluted loss per share.......................      $      (0.27)         $       (4.05)
                                                                =========            ===========

Weighted average number of shares......................         1,997,624                497,608
                                                               ==========             ==========

                        See accompanying notes to consolidated financial statements.


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                          NINE MONTHS ENDED
                                                                               APRIL 30,
                                                                             -----------
                                                                      2003                2002
                                                                      ----                ----


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss............................................       $    (550,000)      $    (2,017,000)
   Adjustments to reconcile net loss to
     net cash used by operating activities
     Undistributed loss of affiliate...................                -                  406,000
     Loss on sale of marketable securities.............                -                  719,000
     Impairment loss...................................                -                  175,000
     Changes in assets and liabilities:
       Prepaid expenses and other receivables..........             (82,000)              (10,000)
       Litigation settlement receivable................           2,875,000                  -
       Accounts payable and accrued liabilities........            (428,000)               85,000
                                                                 ----------              --------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES.......           1,815,000              (642,000)
                                                                 ----------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Loan to Informedix, Inc..............................          (100,000)                 -
    Loan to Spongetech, Inc..............................           (25,000)                 -
    Loans to New York Medical,Inc........................          (850,000)                 -
    Proceeds from sale of marketable securities..........             -                   177,000
                                                                  ---------             ---------

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES........           (975,000)              177,000
                                                                  ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments of note payable..........................            (270,000)                 -
                                                                  ---------             ---------
NET CASH USED BY FINANCING ACTIVITIES..................            (270,000)                 -
                                                                  ---------             ---------

Net increase (decrease) in cash and cash equivalents...             570,000              (465,000)
Cash and cash equivalents, beginning...................             105,000               519,000
                                                                  ---------             ----------

Cash and cash equivalents, ending......................       $     675,000        $       54,000
                                                                  =========             ==========


             See accompanying notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1 - BASIS OF CONSOLIDATED FINANCIAL STATEMENTS


     The consolidated financial information included in this report has been prepared in conformity with the accounting principles generally accepted in the United States of America reflected in the consolidated financial statements of American United Global, Inc. and subsidiaries (the "Company" or "AUGI") for the preceding year included in the annual report on Form 10-K/A for the year ended July 31, 2002 filed with the Securities and Exchange Commission. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's financial statements included in the annual report on Form 10-K/A for the year ended July 31, 2002 filed with the Securities and Exchange Commission.

     The consolidated  financial  statements include the accounts of the Company
and  its  wholly  owned  and  majority  owned   subsidiaries.   All  significant
intercompany balances and transactions have been eliminated in consolidation.

     The Company has had a working capital deficit for each of the three fiscal years ended July 31, 2000, 2001 and 2002. In addition, the Company's cash, cash equivalents and marketable securities of $684,000 as at April 30, 2003 was not sufficient to fund current levels of operations for the next twelve months and in May, 2003 the Company engaged Vertical Capital Partners, Inc. to raise up to $1,500,000 in a private offering on a best efforts basis.

     On June 17, 2003, the Company received aggregate net proceeds of $1,350,000 from the sale of 10% convertible notes due in March 2004 (the "Bridge Notes"). The Bridge Notes are convertible into common stock of the Company at any time at the rate of $1.00 of Notes for one share of common stock and are secured by a second lien on all of the assets of New York Medical, Inc. ("NYMI"), an indirect 55% owned subsidiary of the Company (see below). In addition, the purchasers of the Bridge Notes received five year warrants to purchase an aggregate of 1,000,000 shares of common stock of the Company at $0.75 per share; provided, that if the Bridge Notes have not been prepaid in full by October 17, 2003, the number of share issuable upon exercise of the warrants will increase to 1,250,000 shares and will increase further to 1,500,000 shares in the event that, for any reason, the Bridge Notes have not been paid in full by January 17, 2005. The Company utilized an aggregate of $650,000 of the net proceeds from the sale of the Bridge Notes to increase its outstanding loans to Lifetime and NYMI from $850,000 to $1,500,000.

     The Company is in default on certain existing indebtedness in the principle amount of $1,500,000 plus accrued interest of approximately $960,000. The holder of such indebtedness has not sought to collect such amounts due; however, were the Company required to pay such certain indebtedness it would be necessary to secure additional financing.

NOTE 2 - LOANS AND ADVANCES

     On September 4, 2002 the Company loaned $100,000 to InforMedix, Inc. ("InforMedix") pursuant to the terms of a 12% convertible secured promissory note. The note was originally due on April 24, 2003 or earlier under certain acceleration provisions and is automatically convertible into 100,000 common shares of InforMedix should InforMedix or any affiliate merge into a public entity or otherwise become publicly traded. On April 24, 2003, the Company agreed to an extension of the maturity date to July 24, 2003. On May 8, 2003, InforMedix merged with a public entity whose name was changed to InforMedix Holdings, Inc. and 108,000 shares of such entity's common stock were issued to AUGI pursuant to the automatic conversion feature of the loan and accrued interest.

     On January 13, 2003, the Company provided a working capital loan of $25,000 to Spongetech Delivery Systems, Inc. ("Spongetech") pursuant to the terms of a 7% promissory note which was originally due on May 15, 2003 which maturity date has been extended to July 31, 2003. Spongetech is a distributor of reusable specialty sponges for commercial and everyday use. Michael Metter, a director of the company, is a director and executive officer of Spongetech.

     During the quarter ended April 30, 2003, AUGI loaned $850,000 to NYMI. The terms of such loan include an annual interest rate of 6%, a maturity date of January 2, 2004, and the loan is collateralized by a security interest in substantially all of the assets of NYMI which is subordinated to the liens of DVI Business Credit Corporation ("DVI") and the holders of the Bridge Notes. (See Note 7).

NOTE 3. - CONTINGENT OBLIGATIONS

     The Company remains contingently liable for certain capital lease obligations assumed by eGlobe, Inc. ("eGlobe") as part of the Connectsoft Communications Corp. asset sale which was consummated in June 1999. The lessor filed for bankruptcy in 2000 and the leases were acquired by another leasing organization which subsequently also filed for bankruptcy in 2001. In addition, eGlobe filed for bankruptcy in 2001. The Company has been unable to obtain any further information about the parties but believes that in the normal course of the proceedings that the assets and related leases were most likely acquired by another company and that a mutually acceptable financial arrangement was reached to accomplish such a transfer. To date, the Company has not been contacted and has not been notified of any delinquency in payments due under these leases. The original leases were entered into during early to mid 1997 each of which was for a five year term. Extensions of an additional 20 months were negotiated with the original lessor in 1998 and 1999 moving the ending date to approximately mid 2004. The balance due under the leases in June 1999 upon transfer and sale to eGlobe was approximately $2,800,000 including accrued interest and the monthly payments were approximately $55,000. The balance that is currently due under the leases is unknown.


NOTE 4. - CONCENTRATION OF CREDIT RISK

     The Company maintains cash balances at two financial institutions. These balances are insured for up to $100,000 per account by the Federal Deposit Insurance Corporation. The cash balances at April 30, 2003 exceeded the insurance limit by approximately $571,000, however, the Company believes it is not exposed to any significant risk.


NOTE 5. - INFORMATION ABOUT WESTERN POWER & EQUIPMENT CORP. ("Western")

     CREDIT FACILITY

     Western was a 36% minority owned subsidiary in Fiscal 2001 and most of Fiscal 2002. In May 2002, Western issued additional shares of its common stock which resulted in the percentage of shares owned by AUGI to decrease from 36% to 30%. AUGI'S pro-rata share of Western's loss in Fiscal 2002 was limited to AUGI'S total investment in Western, which was $702,000 at that point in time, as the investment account can not be less than zero. There was an excess of AUGI's percentage of Western's loss over the investment balance in the approximate cumulative amount of $2,350,000 at July 31, 2002 and approximately $2,166,000 at April 30, 2003. This amount would have to be offset before AUGI could recognize any percentage of profit from Western. Thus, there will be no recognition of AUGI'S share of Western's profit for the three or nine months ended April 30, 2003.

     As of April 30, 2003, Western was in default of certain financial covenants contained in a forbearance agreement with GE Commercial Distribution Finance ("GE"). To date, Western has not received a waiver of such defaults from GE and although GE has not called the loan, there is no guarantee that it will not do so in the future. GE was formerly known as Deutsch Financial Services ("DFS").

     Western currently is in negotiations with GE to obtain a waiver of its covenant defaults and extend or renew the credit facility beyond its current
December 31, 2002 expiration date under the forbearance agreement. Western believes that it can reach agreement with GE to extend or renew the agreement on reasonably acceptable terms. However, in the event that Western cannot reach a reasonably acceptable agreement to extend or renew the current GE credit facility, GE is entitled to demand repayment of the entire outstanding balance at anytime. In such case, Western would be unable to repay the entire GE outstanding balance. There can be no assurance that Western will be able to successfully negotiate an acceptable extension or renewal of the existing GE credit facility or that GE will not call the balance due at anytime.

     PENDING SALE OF ASSETS

     On May 6, 2003, Western entered into an agreement to sell all of the outstanding shares of its wholly owned subsidiary Western Power & Equipment Corp., an Oregon corporation ("Western Sub"), to CDKnet.com, Inc. (OTCBB:CDKX) in exchange for approximately 9,400,000 shares of CDK common stock. Western Sub is engaged in the business of selling, renting, and servicing light, medium, and heavy construction equipment and industrial equipment, parts, and related products manufactured by Case Corporation and several other manufacturers. The transaction replaces the prior agreement dated January 29, 2003 between the parties and is intended to be a tax-free exchange of shares. The completion of the transaction remains subject to several conditions including shareholder approval, receipt of certain third party approvals, delivery of audited financial statements of Western Sub, additional due diligence, and compliance with applicable regulatory requirements. There can be no assurance that the transaction will be consummated.


NOTE 6. - PURCHASE OF TREASURY STOCK

     In connection with the resignation of Seymour Kessler (Kessler) from the Board of Directors in January 2003, the Company agreed to repurchase common shares of the Company that he and certain affiliates had acquired in a private placement in 2000. The purchase price of $80,000 was equal to the amount paid by Kessler and Kessler affiliates and is being paid in 12 equal monthly installments of $6,666. As of April 30, 2003, four payments had been made.


NOTE 7. - SUBSEQUENT EVENTS

     ACQUISITION OF LIFETIME

     On June 17, 2003, the Company and its newly formed wholly-owned subsidiary, a Delaware corporation ("Merger Sub"), consummated the transactions contemplated by the Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") entered into with Lifetime Healthcare Services, Inc. ("Lifetime"), a Delaware corporation. Pursuant to the Merger Agreement, Merger Sub was merged with and into Lifetime (the "Merger"), with Lifetime continuing as the surviving entity and wholly-owned subsidiary of the Company. The Merger Agreement was effective as of June 17, 2003 pursuant to a Certificate of Merger filed with the Secretary of State of the State of Delaware. Lifetime is a holding company whose only assets consist of the ownership of 55% of the capital stock of NYMI.

     In consideration for the acquisition of Lifetime in the Merger, the Company issued 467,500 shares of its newly authorized and designated Series B-2 Convertible Preferred Stock (the "B-2 Preferred"), each of which share of B-2 Preferred is convertible, at any time after December 16, 2003 at the election of the holder, or, pursuant to a resolution by the board of directors of the Company, into twenty (20) shares of the Company's Common Stock or an aggregate of 9,350,000 such shares of Common Stock, if fully converted. The B-2 Preferred pays no dividend and votes on an "as converted" basis, with the Company Common Stock.

     In connection with the Merger, the Company also agreed to issue 232,500 shares of its newly authorized and designated Series B-3 Convertible Preferred Stock ("B-3 Preferred") to the holders of record of its issued and outstanding shares of Common Stock as of June 10, 2003. Each such share of B-3 Preferred is identical in all material respects to the shares of B-2 Preferred. The B-3 Preferred are also convertible on a 20-for-1 basis and otherwise on the same terms as the B-2 Preferred, into an aggregate of 4,650,000 shares of Common Stock. The B-3 Preferred pays no dividend and votes on an "as converted" basis, with the Company Common Stock.

     In connection with its acquisition by the Company under the Merger, Lifetime consummated the transactions under a March 21, 2003 stock purchase agreement, as amended, with a stockholder of NYMI (the "NYMI Stock Purchase Agreement") providing for Lifetime's acquisition of 55% of the capital stock of NYMI.

     Post-Merger Obligations

     Under the terms of the NYMI Stock Purchase Agreement, Lifetime issued to the NYMI stockholder (an affiliate of Dr. Jonathan Landow) a $5,500,000 6% convertible note (the "Lifetime Note"), of which $2,000,000 is due and payable on or before March 22, 2004. In connection with the Merger, the Company unconditionally guaranteed the Lifetime Note, The balance of the Lifetime Note is payable in seven quarterly installments of $500,000 each, commencing July 1, 2004 and is convertible at the option of the holder into shares of Company Common Stock at a conversion price of $4.00 per share. Each quarterly principal installment due under the Lifetime Note is also subject to mandatory conversion at the option of the Company in the event that the closing price of its Common Stock equals or exceeds $4.80 per share for any 30 consecutive trading days ending prior to such quarterly installment payment date.

     In addition to the Lifetime Note, the Company also guaranteed payment by NYMI of a separate $4,662,830 12% amended and restated note, dated as of June 16, 2003 and payable to Tracy Landow, as assignee of Dr. Jonathan Landow (the "Landow Note"). Although originally payable in four annual installments, under the terms of a closing agreement, dated June 16, 2003, the Company agreed to pay the entire unpaid balance of the Landow Note in full by October 17, 2003. In the event that, for any reason, the Company and/or Lifetime is unable to pay the Landow Note in full by October 17, 2003 and/or pay an aggregate of $2,000,000 in principal amount of the Lifetime Note by March 22, 2004 (collectively, the "Payment Events"), a "Default Event" will be deemed to have occurred. In such event, Dr. Landow has the right to engage the services of an investment banker to sell NYMI at the highest available price to an unaffiliated third party, and (subject to the Company's receipt of an opinion from such banker that the terms of sale are fair to the Company and Lifetime and Company stockholders from a financial point of view), may compel the Company to consummate such sale.


     Pending consummation of the Payment Events or forced sale of NYMI, the Company, Dr. Jonathan Landow and the holders of the Landow Note and Lifetime Note have agreed upon certain mutual covenants in respect of the operations of the NYMI business. In addition, under the closing agreement the parties agreed that Dr. Landow and a person designated by him would constitute a majority of the board of directors of each of NYMI and Lifetime, and that the board of directors of the Company would consist of five persons, being Robert M. Rubin, a person acceptable to him (C. Dean McLain), Dr. Jonathan Landow and a person acceptable to him, and a fifth independent director to be mutually acceptable to each of Messrs. Rubin and Landow.


     In the event a forced sale of NYMI were to occur, the proceeds of such sale would be applied in the following order of priority:

          To pay transaction costs (other than the fairness opinion which is to be paid by the Company);

          To pay all indebtedness of NYMI (other than approximately $1,500,000 of NYMI indebtedness owed to the Company);

          To pay all obligations under the Landow Note and the Lifetime Note (less obligations, if then due on the $1,500,000 NYMI Note payable to the Company, described below);

          To pay the costs of the fairness opinion; and

          To the Company, to the extent of any remaining net proceeds.

     To the extent that all obligations under the Landow Note and the Lifetime Note (estimated to aggregate approximately $6,500,000 in principal amount by October 17, 2003) are not paid in full out of the proceeds of the NYMI forced sale, the Company will be liable for any unpaid balance due within six months following such sale.

     As at the date of filing this Report, the Company is undertaking to effect a private placement of its Common Stock and/or other securities in the amount of approximately $9,000,000, primarily to (a) pay off the Landow Note and Lifetime Note obligations, and (b) repay the $1,500,000 of Bridge Notes. Although the Company has received a letter of intent from an investment banking firm to act as placement agent on a best efforts basis in respect of such proposed private placement, and believes that it will be able to timely complete such financing, there is no assurance that this will be the case.

     NYMI's senior secured credit facility with DVI comes due on September 30, 2003, and DVI has requested that NYMI refinance such facility elsewhere, the current outstanding amount of which is approximately $5,500,000. The Company has entered into preliminary discussions with DVI to extend the maturity date of the loan for 12 months from September 30, 2003. While no response to the Company's proposal has been received by the Company from DVI, the Company believes that DVI will agree to extend the maturity date of the loan for at least a portion of such 12 month period, to provide the Company and NYMI with additional time to seek refinancing of the DVI indebtedness. However, unless the Company is able to secure financing from other sources, which it is actively seeking, by September 30, 2003, if DVI were not to extend the loan beyond such date, it could elect at any time after September 30, 2003 to foreclose on substantially all of the assets and properties of NYMI (the Company's only operating asset), which would have a material, adverse impact upon the Company's financial condition and future prospects. There can be no assurance that the Company would be able to secure such other financing on terms as favorable to those applicable under the Loan and Security Agreement with DVI, if at all. The unwillingness of DVI to extend the September 30, 2003 maturity date of its senior credit facility may also adversely affect the Company's ability to complete its contemplated private placement of equity. The holders of the Landow Note and the Lifetime Note have agreed that if DVI does not elect to extend the September 30, 2003 due date of its loan facility for at least six months, an aggregate of $500,000 due under the Landow Note on October 17, 2003 would be subject to extension for up to six months thereafter or sooner if the Company and NYMI are unable to refinance the DVI indebtedness.


     Robert DePalo, an officer of Lifetime, has agreed to guaranty up to $1,000,000 of the indebtedness owed under the Lifetime Note. An affiliate of Mr. DePalo has also entered into a maximum three year finders agreement with the Company under which it shall receive a fee of $8,700 per month until such time as the Payment Events shall have occurred; at which time such monthly fee shall increase to $23,700, until an aggregate of $388,800 in finder's fees shall have been paid by the Company. In the event that NYMI is sold as a result of the occurrence and continuation of a "Default Event," the monthly fee shall continue at $8,700 until an aggregate of $328,800 shall have been paid.

     Kenneth Orr is an officer of Lifetime. An affiliate of Mr. Orr has entered into a maximum two year consulting agreement with the Company under which the affiliate is to provide consulting services to NYMI at the discretion and direction of the Company. The affiliate will receive a monthly fee of $10,000 for the term of the consulting agreement, which expires on May 31, 2005. In addition, the affiliate shall receive a success fee equal to 3% of any increase in annual net sales of NYMI in excess of $20,000,000 for each year during the term of the consulting agreement, to the extent that such increase shall result from the efforts of the affiliate and/or Mr. Orr. In no case shall the success fee payable by the Company to the affiliate be in excess of $150,000 per year.

     The obligations of NYMI to the Company in respect of the loans and advances made between February and June 2003, aggregating $1,500,000, are evidenced by NYMI's 6% note, payable in full as to principal and interest on January 3, 2004 (the "NYMI Note"). The NYMI Note is secured by a lien on the accounts receivable, inventories and other assets of NYMI, subordinated to the liens of DVI and the holders of the Bridge Notes.

     The Company, as the parent company of Lifetime, has also entered into negotiations for the acquisition of the remaining 45% of NYMI from the New York Medical Employee Stock Ownership Plan and Trust (the "ESOP") and expects to complete a transaction whereby the Company will acquire such remaining 45% of NYMI capital stock in exchange for approximately $1,500,000 of the Company's convertible preferred stock. Although the Company expects to consummate the transaction with the ESOP within the next 30 days, there is no assurance that such transaction will be consummated on the terms currently being negotiated, if at all.

     In addition to its acquisition of 55% of the stock of NYMI, Lifetime entered into a May 4, 2003 agreement to acquire from the sole stockholder of Premier, 100% of the capital stock of Premier. On June 20, 2003, Lifetime and Premier mutually agreed to terminate the Premier stock purchase agreement and, in connection therewith, the $175,000 advance on the purchase price paid upon the execution of the stock purchase agreement will be returned.

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



                              RESULTS OF OPERATIONS

The Three and Nine Months Ended April 30, 2003 Compared to the Three and Nine Months Ended April 30, 2002


     General  and   administrative   expenses   totaled  $154,000  and  $455,000
respectively for the three and nine months ended April 30, 2003. Such expenses decreased by $64,000 and $155,000 respectively in the current three and nine month periods as compared to the prior year. The decrease in both periods is primarily due to a decrease in legal and other professional fees.

     Net interest expense for the three and nine months ended April 30, 2003 was $26,000 and $95,000 respectively as compared to $37,000 and $107,000 respectively in the prior year comparative periods. The decreases in net interest expense are the result of increased interest income being earned on higher cash balances of the Company as well as interest on notes receivable in the current year's periods.

     There were no sales of marketable securities during the three and nine months ended April 30, 2003 whereas there were losses from sales of marketable securities of $398,000 and $719,000 respectively during the three and nine month periods ended April 30, 2002. Total proceeds received from sales of marketable securities for the nine months ended April 30, 2002 were $177,000.

     The Company recognized an impairment loss of $175,000 relative to its investment in Intertech during the nine months ended April 30, 2002 which reduced the carrying value to $ 0.

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

     During the nine months ended April 30, 2003, cash, cash equivalents and marketable securities increased by $559,000 primarily due to the receipt of net proceeds of $2,875,000 on September 10, 2002 from the settlement of the Company's litigation against it's prior corporate counsel. Of the funds received, $527,000 was used to pay accrued expenses and accounts payable, $250,000 was used to repay the loan from the Rubin Family Trust, $20,000 was used for monthly payments on the note payable for the stock repurchase, $975,000 was used for investing activities and $533,000 was used to fund operations.

     The Company's cash, cash equivalents and marketable securities of $684,000 as of April 30, 2003 are not sufficient to support current levels of operations for the next twelve months and it will be necessary for the Company to seek additional financing. In May, 2003 the Company engaged Vertical Capital Partners, Inc. to raise up to $1,500,000 in a private offering on a best efforts basis.

     On June 17, 2003, the Company received an aggregate of $1,350,000 (net of selling commissions) in connection with the sale of 10% convertible notes due March 2004 (the "Bridge Notes"). The Bridge Notes are convertible into Company Common Stock at any time at $1.00, and are secured by a second lien on all of the assets of New York Medical, Inc. ("NYMI"), an indirect 55%-owned subsidiary of the Company. In addition, the purchasers of the Bridge Notes received five year warrants to purchase an aggregate of 1,000,000 shares of Company Common Stock; provided, that if the Bridge Notes have not been prepaid in full by October 17, 2003, the number of shares issuable upon exercise of the warrants will increase to 1,250,000 shares, and increase further to an aggregate of 1,500,000 shares, in the event that, for any reason, the Bridge Notes have not been paid in full by January 17, 2005. The Company utilized an aggregate of approximately $650,000 of the net proceeds from the sale of the Bridge Notes to increase its outstanding loans to Lifetime and NYMI from $850,000 to $1,500,000.

     AUGI lent $100,000 to NYMI on February 14, 2003, an additional $750,000 on April 4, 2003 and a final $650,000 on June 17, 2003. As of the date of the filing of this Form 10-Q, the Company has lent NYMI an aggregate of $1,500,000, which has been used for working capital purposes as well as to repay certain obligations. NYMI combines third party single practitioner medical offices into multi-specialty offices and provides these offices with mobile diagnostic testing capabilities. The $1,500,000 of loans to NYMI are evidenced by its 6% note to the Company due as to principal and interest on January 2, 2004 and secured by a lien on the NYMI assets subordinated to DVI and the holders of the Bridge Notes.

     For a description of the current status of NYMI's senior credit facility with DVI, see "Note 7 Subsequent Event - Post-Merger Obligations."

     In addition, the Company is in default on certain existing indebtedness in the amount of $1,500,000, plus accrued interest of approximately $960,000. Although the holder of such indebtedness has not sought to collect the same, were the Company required to pay such indebtedness it would be necessary to secure additional financing.

     AUGI remains contingently liable for certain capital lease obligations assumed by eGlobe, Inc. as part of the Connectsoft Communications Corp. asset sale which was consummated in June 1999 (see Note 3).



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


     In April 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, amendment of SFAS No. 13 and Technical Corrections as of April 2002. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment to that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13,
Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company has reviewed this pronouncement and will consider its impact if any relevant transaction(s) occur.


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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts entered into or modified after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's financial statements.

     In May 2003,  the FASB issued  Statement of  Accounting  Standards  No. 150
"Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact, if any, of the adoption of SFAS on its financial position or results of operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company maintains cash balances at two financial institutions. These balances are insured for up to $100,000 per account by the Federal Deposit Insurance Corporation. The cash balances at April 30, 2003 exceeded the insurance limit by approximately $571,000, however, the Company believes it is not exposed to any significant risk.


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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

     10.1 Finders Agreement by and between American United Global, Inc. and Hughes Holdings, LLC, dated as of June 16, 2003.

     10.2 Consulting Agreement by and between American United Global, Inc. and Doctor's Choice, Inc., dated as of June 16, 2003.

     99.1 Certification of Chief Executive Officer

     99.2 Certification of Chief Financial Officer


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


     June 23, 2003


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

     I, Robert M. Rubin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of American United Global, Inc. on Form 10-Q for the quarter ended April 30, 2003 fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934 and the information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of American United Global, Inc.


                                                     /s/ Robert M. Rubin
Date: June 23, 2003                                  -------------------------
                                                     Robert M. Rubin
                                                     Chief Executive Officer





     I, David M. Barnes, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of American United Global, Inc. on Form 10-Q for the quarter ended April 30, 2003 complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934 and the information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of American United Global, Inc.



                                                     /s/ David M. Barnes
Date: June 23, 2003                                  -------------------------
                                                     David M. Barnes
                                                     Chief Financial Officer