Form 10-Q
period 2003-06-30
AMERICAN UNITED GLOBAL  INC
filed 2003-08-19
CIK 859792

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2003
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

          Title of Class                               Number of Shares
           Common Stock                                  Outstanding
     (par value $.01 per share)                 1,997,624 as of August 18, 2003

                          AMERICAN UNITED GLOBAL, INC.


                                      INDEX



                                                                      Page
                                                                     Number
                                                                     ------

     PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
     Consolidated Balance Sheet June 30, 2003 (unaudited).......       1
     Consolidated Statements of Operations
     Three Months Ended June 30, 2003 (unaudited)...............       2
     Consolidated Statements of Operations January 18, 2003
     (inception) to June 30, 2003 (unaudited)...................       3
     Consolidated Statement of Additional Paid in Capital
     January 18, 2003 (inception) to June 30, 2003 (unaudited)..       4
     Consolidated Statement of Cash Flows January 18, 2003
     (inception) to June 30, 2003 (unaudited)...................       5
     Notes to the Consolidated Financial
     Statements (unaudited).....................................      6-12
     Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations..............     13-16
     Item 3. Quantitative and Qualitative Disclosures
     About Market Risk..........................................      16
     Item 4. Controls and procedures............................      16


     PART II. OTHER INFORMATION
     Item 1. Legal Proceedings .................................      17
     Item 2. Changes in Securities..............................      17
     Item 3. Defaults Upon Senior Securities....................      17
     Item 4. Submission of Matters to a Vote of Security
             Security Holders...................................      17
     Item 5. Other Information .................................      17
     Item 6. Exhibits and Reports on Form 8-K...................     17-18
                      Signatures................................      19

                                   AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEET

                                                                                        JUNE 30,
                                                                                          2003
                                                                                          ----
                                                                                       (unaudited)

                                        ASSETS

     CURRENT ASSETS:
     Cash and cash equivalents.............................................     $      1,029,000
     Investment in marketable securities, at market value..................                9,000
     Notes receivable from New York Medical, Inc...........................            1,500,000
     Note receivable, other................................................               25,000
     Prepaid expenses......................................................               75,000
     Interest receivable...................................................               17,000
     Investment in Informedix Holdings, Inc................................              100,000
                                                                                     -----------
     TOTAL CURRENT ASSETS..................................................            2,755,000

     Investment in New York Medical, Inc, at cost..........................            5,500,000
                                                                                     -----------
     TOTAL ASSETS.....................................................                 8,255,000
                                                                                     ===========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

     CURRENT LIABILITIES:

     Short-term borrowings in default, including accrued interest
      of $960,000..........................................................     $      2,460,000
     Accounts payable......................................................               17,000
     Accrued liabilities...................................................              860,000
     Note payable - treasury stock purchase................................               47,000
     Note payable - acquisition - current portion..........................            2,000,000
     Bridge notes payable, net of unamortized discount of $1,417,000.......               83,000
     Distribution payable to Series B-3 Preferred shareholders.............              100,000
                                                                                     -----------
     TOTAL CURRENT LIABILITIES.............................................            5,567,000


     Note Payable - acquisition - non-current portion......................            3,500,000
                                                                                     -----------

     TOTAL LIABILITIES.....................................................            9,067,000
                                                                                     -----------
     Commitments and contingencies


     SHAREHOLDERS' DEFICIT:

     Preferred stock, 12.5% cumulative, $1.00 per share liquidation value,
     $.01 par value; 1,200,000 shares authorized;
     none issued and outstanding...........................................                 -
     Series B-1 preferred stock, each 25 shares convertible into 1 common share,
     $3.50 per share liquidation value, $.01 par value; 1,000,000 shares
     authorized; 407,094 issued and outstanding............................                4,000
     Series B-2 preferred stock, each share convertible into 20 common shares,
     $20.00 per share liquidation value, $.01 par value; 467,500 shares
     authorized, 467,500 issued and outstanding............................                5,000
     Series B-3 preferred stock, each share convertible into 20 common shares,
     $20.00 per share liquidation value, $.01 par value; 232,500 shares
     authorized, 232,500 issued and outstanding............................                2,000
     Common stock, $.01 par value; 40,000,000 shares
     authorized; 1,997,624 shares issued and outstanding...................               20,000
     Additional paid-in capital............................................            3,453,000
     Accumulated deficit...................................................           (4,296,000)
                                                                                     -----------
     Total shareholders' deficit..........................................              (812,000)
                                                                                     -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                $      8,255,000
                                                                                     ===========


                        See accompanying notes to consolidated financial statements.



                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                                   2003
                                                                   ----




General and administrative expenses....................     $     238,000
                                                              -----------

Operating loss.........................................          (238,000)


Interest expense, net..................................          (104,000)
                                                             ------------

Loss from operations before transaction expense
 of reverse acquisition................................          (342,000)

Transaction expense of reverse acquisition.............         3,954,000
                                                             ------------

Net loss and accumulated deficit at June 30, 2003......      $ (4,296,000)
                                                             ============


Basic and diluted loss per share.......................      $      (0.42)
                                                             ============

Weighted average number of common and
common equivalent shares...............................        10,295,768
                                                             ============

          See accompanying notes to consolidated financial statements.




                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                              JANUARY 18, 2003
                                                               (INCEPTION) TO
                                                                  JUNE 30,
                                                                   2003
                                                                   ----




General and administrative expenses....................     $     238,000
                                                              -----------

Operating loss.........................................          (238,000)


Interest expense, net..................................          (104,000)
                                                             ------------

Loss from operations before transaction expense
 of reverse acquisition................................          (342,000)

Transaction expense of reverse acquisition.............         3,954,000
                                                             ------------

Net loss and accumulated deficit at June 30, 2003......      $ (4,296,000)
                                                             ============


Basic and diluted loss per share.......................      $      (0.44)
                                                             ============

Weighted average number of common and
 common equivalent shares.............................          9,869,019
                                                             ============


         See accompanying notes to consolidated financial statements.


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF ADDITIONAL PAID IN CAPITAL
                                   (unaudited)



                                                              JANUARY 18, 2003
                                                               (INCEPTION) TO
                                                                  JUNE 30,
                                                                   2003
                                                                   ----




Paid in capital of Lifetime in excess of par value of
Series B-2 preferred stock issued in merger with AUGI..     $      78,000

Market value of stock retained by AUGI common and
B-1 Preferred shareholders in excess of par............         2,616,000

Value of outstanding vested stock options
 of AUGI at date of merger.............................           639,000

Stock option compensation..............................           120,000
                                                               ----------

        Balance at end of period.......................     $   3,453,000
                                                               ==========

         See accompanying notes to consolidated financial statements.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                               JANUARY 18, 2003
                                                                (INCEPTION) TO
                                                                   JUNE 30,
                                                                    2003
                                                                    ----




CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss............................................       $  (4,296,000)
   Adjustments to reconcile net loss to
     net cash used by operating activities
     Transaction expense of reverse
      acquisition, non-cash............................           3,565,000
     Amortization of discount and
      beneficial conversion feature....................              83,000
     Stock option compensation.........................             120,000

     Changes in assets and liabilities, net of acquisition
       Interest receivable.............................              (3,000)
       Accounts payable and accrued liabilities........             404,000
                                                                 ----------

NET CASH USED BY OPERATING ACTIVITIES..................            (127,000)
                                                                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Loans to New York Medical..........................         (1,500,000)
                                                                  ---------
NET CASH USED BY INVESTING ACTIVITIES...................         (1,500,000)
                                                                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES

     Borrowings from AUGI prior to merger to
      finance loan to New York Medical, Inc............           1,500,000
     Cash received in reverse acquisition..............           1,073,000
     Proceeds from sale of Lifetime common stock.......              83,000
                                                                  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES..............           2,656,000
                                                                  ---------

Net increase in cash and cash equivalents..............           1,029,000
Cash and cash equivalents, beginning...................                -
                                                                  ---------

Cash and cash equivalents, ending......................       $   1,029,000
                                                                  =========


          See accompanying notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF CONSOLIDATED FINANCIAL STATEMENTS


     The consolidated financial information included in this report has been prepared in conformity with the accounting principles generally accepted in the United States of America. All adjustments are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods and are of a normal recurring nature other than the transaction expense related to the reverse acquisition described below. On June 16, 2003, American United Global, Inc. (the "Company" or "AUGI"), Lifetime Acquisition Corp., a newly formed owned subsidiary of AUGI ("Merger Sub") and Lifetime Healthcare Services, Inc. ("Lifetime") entered into an amended and restated agreement and plan of merger (the "Merger Agreement"). AUGI consummated the acquisition of Lifetime through the merger of Merger Sub with and into Lifetime, effective as of June 17, 2003 (the "Lifetime Merger"). Lifetime is a holding company whose only assets consist of a note receivable from NYMI and its ownership of 55% of the capital stock of New York Medical, Inc. ("NYMI") acquired by Lifetime immediately prior to the consummation of the Merger.

     For accounting purposes, the transaction between AUGI (a non-operating public shell corporation) and Lifetime is considered, in substance, a capital transaction rather than a business combination. The exchange has been accounted for as a reverse acquisition since the former shareholders of Lifetime will own a majority of the outstanding common stock of AUGI when the B-2 Preferred shares they received in the merger are converted (See Note 2). Accordingly, the combination of Lifetime with AUGI has been recorded as a recapitalization of Lifetime, pursuant to which Lifetime has been treated as the continuing entity for accounting purposes and the historical financial statements presented are those of Lifetime. Such historical financial statements reflect the results of operations of Lifetime and reflect the issuance of the B-2 Preferred shares as if they had been issued on January 18, 2003, Lifetime's date of inception. Results of AUGI have been included for the period from June 17 to June 30, 2003. As a result of the merger with Lifetime, AUGI has changed it's year end of July 31, to the year end of Lifetime of December 31.

     The consolidated financial statements include the accounts of the Company and Lifetime. All significant intercompany balances and transactions have been eliminated in consolidation. The investment in NYMI is carried at cosv (see Note
3).


NOTE 2. -  LIFETIME MERGER


     As consideration for the Lifetime Merger, AUGI issued to the former stockholders of Lifetime, an aggregate of 467,500 shares of AUGI's newly designated Series B-2 Convertible Preferred Stock (the "B-2 Preferred"). Each share of the B-2 Preferred is convertible on or after December 17, 2003 into 20 shares of AUGI common stock, although the B-2 Preferred shall be mandatorily converted into AUGI common stock with no action required on the part of AUGI or the holder of the B-2 Preferred upon the occurrence of certain fundamental corporate events, such as a business combination or sale of substantially all its assets. Accordingly, an aggregate of 9,350,000 shares of AUGI common stock is issuable to the former Lifetime stockholders if all shares of B-2 Preferred are converted.

     Prior to the Lifetime Merger, the Rubin Family Irrevocable Stock Trust owned approximately 1,549,831 shares, or approximately 77.6% of the shares of AUGI's common stock. In contemplation of the Lifetime Merger, AUGI declared a stock dividend to holders of record of AUGI common stock as of June 10, 2003. The stock dividend took the form of the issuance of 232,500 shares of AUGI's newly authorized and designated Series B-3 Convertible Preferred Stock (the "B-3 Preferred"). Each share of the B-3 Preferred also is convertible, on or after December 17, 2003 (or earlier as provided above), into 20 shares of AUGI common stock. Accordingly, an aggregate of 4,650,000 shares of AUGI common stock is issuable to the holders of the B-3 Preferred if all shares of B-3 Preferred are converted. Both the B-2 Preferred and the B-3 Preferred vote together with AUGI's common stock on an "as converted basis" and are substantially identical to each other in all other respects. In addition, both the B-2 Preferred and the B-3 Preferred are not entitled to a fixed or stated dividend or distribution, except that if a dividend or distribution is declared on common stock the preferred holders are entitled to the receive such dividend on an "as converted" basis. Further, the holders of the B-3 Preferred will receive a dividend of the 1,222,586 shares of Western Power & Equipment Corp. as well as a dividend of the 54,000 shares of Informedix, Inc. owned by AUGI (See Notes 9 and 12).

     In conjunction with the merger, the Company has recognized as non-recurring, non-cash transaction costs (i) the fair market value of the Common and B-1 Preferred shares held by the pre-merger shareholders of AUGI totaling $2,618,000 (ii) the estimated value of all vested outstanding AUGI stock options as of June 17, 2003 in the aggregate amount of $639,000 and (iii) the net deficit of AUGI as of June 17, 2003 in the amount of $308,000. In addition, transaction costs include a $389,000 finders fee( See Note 7).



NOTE 3 - ACQUISITION OF NEW YORK MEDICAL, INC. AND RELATED OBLIGATIONS


     Immediately prior to the consummation of the Lifetime Merger, Lifetime acquired 55% of the capital stock of NYMI, a Delaware corporation pursuant to a stock purchase agreement dated March 21, 2003, as amended on June 16, 2003 (the "NYMI Stock Purchase Agreement"). The selling NYMI stockholder was Redwood
Associates, L.P. ("Redwood"), an entity of which Dr. Jonathan Landow, the President and Chief Executive Officer of NYMI, was the general partner. The limited partner of Redwood, owning 99% of its equity, is Tracy Landow, the wife of Dr. Jonathan Landow.


     NYMI operates a healthcare practice management business that provides management services and facilities to a variety of healthcare practitioners who specialize in the areas of neurology, orthopedics, physical medicine and rehabilitation, internal medicine, pain management, physical therapy, massage therapy and acupuncture. NYMI provides its management and facilities services to a professional corporation that is currently owned and controlled by Dr. Jonathan Landow, a New York licensed physician as well as to certain other licensed healthcare practitioners. Dr. Landow also serves as NYMI's President and Chief Executive Officer and is a member of AUGI's board of directors.



     Under the terms of the NYMI Stock Purchase Agreement, Lifetime issued to Redwood a $5,500,000 principal amount 6% convertible note (the "Lifetime Note"), of which $2,000,000 is due and payable on or before March 22, 2004. In connection with the Lifetime Merger, AUGI unconditionally guaranteed the Lifetime Note. The balance of the Lifetime Note is payable in seven quarterly installments of $500,000 each, commencing July 1, 2004 and is convertible at the option of the holder into shares of AUGI common stock at a conversion price of $4.00 per share. Each principal installment due under the Lifetime Note also is subject to mandatory conversion in the event that the closing price of AUGI common stock equals or exceeds $4.80 per share for the 30 consecutive trading days ending the last trading day prior to the subject installment payment date.

     In addition to the Lifetime Note, AUGI also guaranteed payment by NYMI of a separate $4,663,000 6% Amended and Restated Senior Subordinated Term Loan Promissory Note of NYMI, dated as of June 16, 2003 and payable to Tracy Landow, as assignee of Dr. Jonathan Landow (the "Landow Note"). The Landow Note is payable in four annual installments commencing November 30, 2003. Under the terms of a certain closing agreement dated June 16, 2003, among AUGI, Lifetime, Dr. Jonathan Landow, Tracy Landow, certain former stockholders of Lifetime, the Rubin Family Irrevocable Stock Trust and Robert M. Rubin (the "Closing Agreement"), AUGI agreed to pay all but $1,000,000 of the principal amount of the Landow Note by October 17, 2003. Such Closing Agreement also provides that if, for any reason, AUGI and/or Lifetime is unable to pay (i) at least $3,662,830 of the outstanding principal amount under the Landow Note in full by October 17, 2003 (subject only to the potential deferral of $500,000 of such amount for up to six months) and/or (ii) the entire Landow Note in full and an aggregate of $2,000,000 in principal amount of the Lifetime Note by March 22, 2004 (collectively, the "Payment Events"), a "Default Event" will be deemed to have occurred. In such event, at the request of Dr. Landow, AUGI is required to engage the services of an investment banker to sell NYMI at the highest available price and (subject to AUGI's receipt of an opinion from such banker that the terms of sale are fair, from a financial point of view, to AUGI, Lifetime and AUGI's stockholders) may compel AUGI to consummate such sale.

     Pending consummation of the Payment Events or forced sale of NYMI, the parties to the Closing Agreement have agreed upon certain mutual covenants in respect of the activities of AUGI and the operation and control of the NYMI business. In addition, the parties to the Closing Agreement agreed that Redwood's designees would constitute a majority of the board of directors of each of NYMI and Lifetime, and that the board of directors of AUGI would be reconstituted to consist of five persons; Robert M. Rubin and another person acceptable to him, two nominees of Redwood, and a fifth independent director to be mutually acceptable to each of Mr. Rubin and Redwood. As a result of the control over the Board of Directors of NYMI and its operations retained by the seller pending consummation of the Payment Events, Lifetime does not have a controlling financial interest in NYMI and accordingly is not consolidating NYMI. Upon consummation of the Payment Events, NYMI will be consolidated with Lifetime and prior period financial statements subsequent to the date of acquisition will be restated on a consolidated basis.


     The Closing Agreement also provides that in the event a forced sale of NYMI were to occur, the proceeds of such sale would be applied in the following order of priority:

     - to pay transaction costs (other than the fairness opinion, which is to be paid by AUGI);

     - to pay all indebtedness of NYMI (other than approximately $1,500,000 of NYMI indebtedness owed to AUGI);

     -    to pay all obligations under the Landow Note and the Lifetime Note;

     -    to pay the costs of the fairness opinion; and

     -    to AUGI, to the extent of any remaining net proceeds.



     To the extent that all obligations under the Landow Note and the Lifetime Note are not paid in full out of the proceeds of the NYMI forced sale, AUGI will be liable for any unpaid balance due within six months following such sale. AUGI will, however, have the right to demand and receive payment from NYMI on any unpaid amount due on AUGI's loans to NYMI in the principal aggregate amount of $1,500,000, which matures on January 2, 2004.


     As at the date of filing this Report, the Company intends to conduct a private placement of Company's securities including Common Stock and Warrants to purchase Common Stock (the "Offering") for anticipated proceeds of a minimum of $5,000,000 ("Minimum Offering") and a maximum of $10,000,000 ("Maximum Offering"), the net proceeds of which will be used to (a) pay off the Landow Note and Lifetime Note obligations to the extent required to satisfy the "Payment Events" under the Closing Agreement, and (b) if sufficient net proceeds are received to retire the entire Landow Note and Lifetime Note, to the extent not converted by the holders into Company Common Stock repay a maximum of $1,500,000 of recently issued convertible Bridge Notes.

     Although the Company has received a letter of intent from an investment banking firm (the "Bank") to act as placement agent on a best efforts basis in respect of the Offering, and believes that it will be able to timely complete the Offering, there is no assurance that this will be the case. Bruce Meyers, one of the former stockholders of Lifetime, who currently holds an aggregate of 140,119 shares of the Company's Series B-2 Preferred (convertible into an aggregate of 2,802,380 shares of Company Common Stock), is the controlling stockholder and an affiliate of such Bank. In the event that the Offering is consummated, the Company will pay commissions to and expenses of such Bank, estimated to be approximately $1,300,000 if the private placement is fully consummated as presently contemplated. The Company and the Bank have agreed that the Company will: (i) grant the Bank a right of first refusal to conduct all the Company's financings other than commercial bank lending for a period of sixty
(60) months, which right the Company may re-purchase for $150,000; (ii) issue to the Bank five-year warrants to purchase 13% of the number of shares of Company Common Stock sold in the private placement, if any; (iii) pay the Bank a fee of $75,000, and (iv) nominate a designee of the Bank to the Company's board of directors.

NOTE 4  -  SENIOR INDEBTEDNESS OF NYMI

     NYMI's senior secured credit facility with its lender DVI Credit Corp. ("DVI") matures on September 24, 2003. DVI has requested that NYMI refinance such facility with another lender. The current outstanding amount under the DVI facility is approximately $5,700,000. The Company has entered into preliminary discussions with DVI to extend the maturity date of the loan beyond September 24, 2003. While no definitive response to AUGI's proposal has been received from DVI, AUGI is hopeful that DVI will agree to extend the maturity date of the loan until at least December 31, 2003, to provide AUGI and NYMI with additional time to seek refinancing of the DVI indebtedness. However, unless AUGI is able to secure financing from other sources by September 24, 2003 (or any extension of such maturity date), if DVI were not to extend the loan beyond September 24, 2003, DVI could elect at any time after the final maturity date of such credit facility to foreclose on substantially all of the assets and properties of NYMI (AUGI's only operating asset). Such foreclosure would have a material and adverse impact upon AUGI's business, financial condition and future prospects. There can be no assurance that AUGI will be able to refinance the DVI debt on terms as favorable to those applicable under the existing DVI loan and security agreement, if at all. In addition, the unwillingness of DVI to extend the September 24, 2003 maturity date of its senior credit facility may create an investment risk that adversely affects AUGI's ability to complete the Offering (See Note 3). DVI has recently announced that it may file a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Such filing may further adversely affect DVI's willingness to work with the Company in connection with its loan facility.


NOTE 5  -  BRIDGE NOTES PAYABLE AND OTHER SHORT TERM BORROWINGS


     On June 17, 2003, the Company received aggregate net proceeds of $1,350,000 from the sale of $1,500,000 principal amount of 10% convertible notes due in March 2004 (the "Bridge Notes"). The Bridge Notes are convertible into common stock of the Company at any time at the rate of $1.00 of Notes for one share of common stock and are secured by a second lien on all of the assets of NYMI. In addition, the purchasers of the Bridge Notes received five year warrants to purchase an aggregate of 1,000,000 shares of common stock of the Company at $0.75 per share; provided, that if the Bridge Notes have not been prepaid in full by October 17, 2003, the number of shares issuable upon exercise of the warrants will increase to 1,250,000 shares and will increase further to 1,500,000 shares in the event that, for any reason, the Bridge Notes have not been paid in full by January 17, 2004. The Company utilized an aggregate of $650,000 of the net proceeds from the sale of the Bridge Notes to increase its outstanding loans to Lifetime (and indirectly to NYMI) from $850,000 to $1,500,000 (see Note 6).

     The value allocated to the warrants resulted in a debt discount of $1,150,000 that is being recognized as interest expense over the nine month term of the Bridge Notes. Additionally, by allocating value to the warrants, the debt holders received a beneficial conversion feature in the amount of $350,000 that resulted in additional debt discount that is being recognized as interest expense over the nine month term of the bridge notes. The amortization of the debt discount recognized as interest expense totaled $ 83,000 for both the three months ended June 30, 2003 and the period from January 18, 2003 (inception) to June 30, 2003.


     The Company is in default on certain existing indebtedness in the principle amount of $1,500,000 plus accrued interest of approximately $960,000. The holder of such indebtedness has not sought to collect such amounts due; however, were the Company required to pay such certain indebtedness it would be necessary to secure additional financing.

NOTE 6  -  RECEIVABLE FROM NYMI

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

NOTE 7  -  RELATED PARTY TRANSACTIONS

     Robert DePalo, a former officer of Lifetime, has agreed to guaranty up to $1,000,000 of the indebtedness owed under the Lifetime Note. An affiliate of Mr. DePalo has also entered into a maximum three year finders agreement with the Company under which it shall receive a fee of $8,700 per month until such time as the Payment Events shall have occurred; at which time such monthly fee shall increase to $23,700, until an aggregate of $388,800 in finder's fees shall have been paid by the Company. In the event that NYMI is sold as a result of the occurrence and continuation of a "Default Event," the monthly fee shall continue at $8,700 until an aggregate of $328,800 shall have been paid. The Company has included the finders fee of $389,800 as a part of the transaction expense of the reverse acquisition in the accompanying statements of operations and the remaining balance of $379,800 in accrued liabilities in the accompanying balance sheet.

     The consulting agreement with Kenneth Orr entered into on June 16, 2003 was terminated effective August 1, 2003.

     (See Note 3)

NOTE 8 - ACQUISITION OF BALANCE OF NYMI STOCK

     Effective as of July 31, 2003, AUGI and Lifetime entered into an agreement and plan of merger with The NYMI Employees Stock Ownership Plan and Trust (the "ESOP"), under which Lifetime will be merged with and into NYMI and the ESOP will exchange all of its capital stock in NYMI for $1,500,000 of AUGI's Series B-4 convertible, redeemable preferred stock (the "B-4 Preferred"). Consummation of the acquisition of the remaining 45% of the NYMI capital stock from the ESOP is expected to occur on or before August 31, 2003.

     The B-4 Preferred is convertible into AUGI common stock at any time at the option of the holder at a price of $4.00 per share, and is subject to mandatory automatic conversion in the event the average of the closing bid prices of AUGI common stock for any 30 consecutive trading days, as traded on the OTC-Bulletin Board or on any national securities exchange shall exceed $4.80 per share. AUGI may, subject to the holder's right of conversion, redeem the 150,000 shares of B-4 Preferred for cash at $10.00 per share any time on 30 days prior written notice of redemption. To the extent that any shares of B-4 Preferred have not been previously redeemed or subject to optional or mandatory conversion by July 31, 2008, such B-4 Preferred is subject to mandatory redemption at any time at the option of the holder on 90 days prior written notice given at any time following July 31, 2008. The B-4 Preferred does not pay a dividend, but votes on an "as converted basis" with the B-2 Preferred, the B-3 Preferred and the common stock on all matters on which holders of AUGI common stock are entitled to vote.


NOTE 9 - OTHER LOANS AND ADVANCES

     On September 4, 2002 the Company loaned $100,000 to InforMedix, Inc. ("InforMedix") pursuant to the terms of a 12% convertible secured promissory note. The note was originally due on April 24, 2003 or earlier under certain acceleration provisions and is automatically convertible into 100,000 common shares of InforMedix should InforMedix or any affiliate merge into a public entity or otherwise become publicly traded. On April 24, 2003, the Company agreed to an extension of the maturity date to July 24, 2003. On May 8, 2003, InforMedix merged with a public entity whose name was changed to InforMedix Holdings, Inc. and 54,000 shares of such entity's common stock were issued to AUGI pursuant to the automatic conversion feature of the loan and accrued interest. The shares of Informedix are to be distributed as a dividend to the holders of the B-3 Preferred shares.

     On January 13, 2003, the Company provided a working capital loan of $25,000 to Spongetech Delivery Systems, Inc. ("Spongetech") pursuant to the terms of a 7% promissory note which was originally due on May 15, 2003 which maturity date has been extended to December 31, 2003. Subsequent to June 30, 2003, the Company loaned an additional $25,000 to Spongetech under the same terms as the original loan. Spongetech is a distributor of reusable specialty sponges for commercial and everyday use. Michael Metter, a former director of the Company, is a director and executive officer of Spongetech.

NOTE 10. - CONTINGENT OBLIGATIONS

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

NOTE 11. - CONCENTRATION OF CREDIT RISK

     The Company maintains cash balances at two financial institutions. These balances are insured for up to $100,000 per account by the Federal Deposit Insurance Corporation. The cash balances at June 30, 2003 exceeded the insurance limit by approximately $929,000, however, the Company believes it is not exposed to any significant risk.


NOTE 12. - INFORMATION ABOUT WESTERN POWER & EQUIPMENT CORP. ("Western")


     AUGI owns approximately 13% of the outstanding common stock of Western which has been ascribed no value based on cumulative losses incurred by Western. The Board of Directors of AUGI has declared a dividend of the 1,222,586 shares of Western owned by AUGI to the holders of the B-3 preferred stock discussed in
Note 2.


     CREDIT FACILITY

     As of June 30, 2003, Western was in default of certain financial covenants contained in a forbearance agreement with GE Commercial Distribution Finance ("GE"). To date, Western has not received a waiver of such defaults from GE and although GE has not called the loan, there is no guarantee that it will not do so in the future. GE was formerly known as Deutsch Financial Services ("DFS").


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

     TERMINATION OF PENDING SALE OF ASSETS OF WESTERN

     On May 5, 2003, Western entered into an agreement to sell all of the outstanding shares of its wholly owned subsidiary Western Power & Equipment Corp., an Oregon corporation ("Western Sub"), to CDKnet.com, Inc. (OTCBB:CDKX) in exchange for approximately 9,400,000 shares of CDK common stock. Western Sub is engaged in the business of selling, renting, and servicing light, medium, and heavy construction equipment and industrial equipment, parts, and related products manufactured by Case Corporation and several other manufacturers. The transaction replaces the prior agreement dated January 29, 2003 between the parties and is intended to be a tax-free exchange of shares.

     On July 18, 2003, Western Power & Equipment Corp. ("Western") was informed by CDKnet.com, Inc. ("CDK") that the agreement to sell all of the capital stock of Western's wholly-owned subsidiary to CDK, pursuant to a Stock Purchase and Exchange Agreement dated May 5, 2003 ("Agreement") between Western and CDK, was being terminated. CDK stated that its reason for terminating the Agreement was the failure by both parties to complete the transaction in a timely manner.

NOTE 13. - PURCHASE OF TREASURY STOCK

     In connection with the resignation of Seymour Kessler ("Kessler") from the Board of Directors in January 2003, the Company agreed to repurchase common shares of the Company that he and certain affiliates had acquired in a private placement in 2000. The purchase price of $80,000 was equal to the amount paid by Kessler and Kessler affiliates and is being paid in 12 equal monthly installments of $6,666. As of June 30, 2003, five payments had been made.


NOTE 14 - STOCK OPTION GRANTS UNDER THE 2001 STOCK OPTION PLAN

     As of the date of the merger, AUGI had outstanding stock options to purchase 631,600 shares of common stock at exercise prices ranging from $0.62 to $6.875.

     In June, 2003 the Company granted a total of 1,350,000 options to employees of NYMI at the market price of $1.30. In addition, a total of 1,500,000 options were granted to Dr. Landow, a director of AUGI and the Chief Executive Officer of Lifetime and NYMI at $1.10, a discount to market of $0.20 per share. The intrinsic value of options will be charged to earnings over the vesting period of the option grant. A non-cash compensation charge in the amount of $120,000 has been included in the three months ended June 30, 2003 and the period from January 18, 2003 (inception) to June 30, 2003.

     On August 8, 2003, an additional 150,000 options were granted to certain directors of the Company at the closing market price on that date of $1.70.

     If compensation cost for AUGI's stock option plans had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123, AUGI's net loss per share would have changed to the pro forma amounts indicated below:

                                                                        Period from
                                                                   January 18 (inception)
                                                                     to June 30, 2003
                                                                   -----------------
                                         Net loss as reported  $          (4,296,000)
               Stock option compensation included in net loss                120,000
        Less: total stock-based employee compensation expense
                       determined under the fair value method             (1,180,000)
                                                                   ------------------
                                           Pro Forma net loss  $          (5,356,000)
                                                                   ==================
 Net loss per share:
                             Basic loss per share as reported  $             (0.44)
                               Pro Forma basic loss per share  $             (0.54)
                           Diluted loss per share as reported  $             (0.44)
                             Pro Forma diluted loss per share  $             (0.54)


                            Weighted average number of shares            9,869,019
                                                                       ============


NOTE 15  -  PER SHARE DATA

     Basic and diluted loss per share is based on the weighted average number of common shares outstanding and common shares issuable on conversion of Series B-2 and B-3 preferred stock. Common shares issuable on conversion of Series B-2 and B-3 preferred stock are included based on preferred shareholders ability to share in distributions of earnings available to common shareholders without conversion. Common shares issuable (9,350,000) on the conversion of the B-2 preferred shares issued to the former Lifetime shareholders in the merger are treated as if they were outstanding since inception of Lifetime. Common shares issuable on the conversion of the B-3 preferred shares (4,650,000) as well as outstanding common shares (1,997,624) retained by the AUGI shareholders are considered to be issued on June 17, 2003, the date of the merger. As the Company recorded a net loss during the periods, no effect is given to 7,409,684 potential dilutive common shares issuable on conversion of notes, Series B-1 preferred stock and exercise of outstanding options and warrants, as their effect would be antidilutive.

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



                              RESULTS OF OPERATIONS

     The Three Months Ended June 30, 2003 and the period from January 18,2003 (inception) to June 30, 2003

     The results of operations for the Company are comprised of the operations of Lifetime for the period from January 18, 2003 (inception) to June 30, 2003 and the results of American United Global, Inc. for the period of June 17 to June 30, 2003.

     General and administrative expenses totaled $238,000 for both the current quarter and inception to date are comprised of stock option compensation expense in the amount of $120,000, legal and professional fees in the amount of $100,000 and salaries, benefits and attendant overheads totaling $18,000. Such amounts have no prior period comparable expenses.

     Net interest expense for the three months and inception to date was $104,000 and is comprised primarily of the interest expense of $83,000 related to the discount and beneficial conversion feature relating to the $1,500,000 private placement which closed on June 17, 2003.

     Acquisition expense is comprised of the fair market value of the Common and B-1 Preferred shares held by the pre-merger shareholders of AUGI totaling $2,618,000, the fair market value of all outstanding stock options as of June 17, 2003 in the aggregate amount of $639,000, the finders fee in the amount of $389,000 and the net deficit of AUGI as of June 17, 2003 in the amount of $308,000.

     The Company has recorded a full valuation allowance against the deferred tax benefit for net operating losses generated, since in management's opinion the net operating losses do not meet the more likely than not criteria for future realization.


Liquidity and Capital Resources

     The Company's primary needs for liquidity and capital resources are the funding of salaries, professional fees and other administrative expenses related to the management of the Company.

     During the period from January 18, 2003 (inception) to June 30, 2003, cash, cash equivalents and marketable securities increased by $1,038,000 primarily due to the merger of Lifetime with AUGI.


     The Company's cash, cash equivalents and marketable securities of $1,038,000 as of June 30, 2003 are not sufficient to support current levels of operations for the next twelve months and it will be necessary for the Company to seek additional financing.

     As at the date of filing this Report, the Company intends to conduct a private placement of Company's securities including Common Stock and Warrants to purchase Common Stock (the "Offering") for anticipated proceeds of a minimum of $5,000,000 ("Minimum Offering") and a maximum of $10,000,000 ("Maximum Offering"), the net proceeds of which will be used to (a) pay off the Landow Note and Lifetime Note obligations to the extent required to satisfy the "Payment Events" under the Closing Agreement, and (b) if sufficient net proceeds are received to retire the entire Landow Note and Lifetime Note, to the extent not converted by the holders into Company Common Stock repay a maximum of $1,500,000 of recently issued convertible Bridge Notes.

     Although the Company has received a letter of intent from an investment banking firm (the "Bank") to act as placement agent on a best efforts basis in respect of the Offering, and believes that it will be able to timely complete the Offering, there is no assurance that this will be the case. Bruce Meyers, one of the former stockholders of Lifetime, who currently holds an aggregate of 140,119 shares of the Company's Series B-2 Preferred (convertible into an aggregate of 2,802,380 shares of Company Common Stock), is the controlling stockholder and an affiliate of such Bank. In the event that the Offering is consummated, the Company will pay commissions to and expenses of such Bank, estimated to be approximately $1,300,000 if the private placement is fully consummated as presently contemplated. The Company and the Bank have agreed that the Company will: (i) grant the Bank a right of first refusal to conduct all the Company's financings other than commercial bank lending for a period of sixty
(60) months, which right the Company may re-purchase for $150,000; (ii) issue to the Bank five-year warrants to purchase 13% of the number of shares of Company Common Stock sold in the private placement, if any; (iii) pay the Bank a fee of $75,000, and (iv) nominate a designee of the Bank to the Company's board of directors.


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

     The Company has lent NYMI an aggregate of $1,500,000, which was used for working capital purposes as well as to repay certain obligations. The $1,500,000 of loans to NYMI are evidenced by its 6% note to the Company due as to principal and interest on January 2, 2004 and secured by a lien on the NYMI assets subordinated to DVI and the holders of the Bridge Notes.

     For a description of the current status of NYMI's senior credit facility with DVI, see Note 4.

     In addition, the Company is in default on certain existing indebtedness in the amount of $1,500,000, plus accrued interest of approximately $960,000. Although the holder of such indebtedness has not sought to collect the same, were the Company required to pay such indebtedness it would be necessary to secure additional financing.

     AUGI remains contingently liable for certain capital lease obligations assumed by eGlobe, Inc. as part of the Connectsoft Communications Corp. asset sale which was consummated in June 1999 (see Note 10).

     AUGI guaranteed payment by NYMI of a separate $4,663,000 6% Amended and Restated Senior Subordinated Term Loan Promissory Note of NYMI, dated as of June 16, 2003 and payable to Tracy Landow as discussed more fully in Note 3.



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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company maintains cash balances at two financial institutions. These balances are insured for up to $100,000 per account by the Federal Deposit Insurance Corporation. The cash balances at June 30, 2003 exceeded the insurance limit by approximately $929,000, however, the Company believes it is not exposed to any significant risk.


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

PART II

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     On June 17, 2003, the Company issued warrants to purchase 1,000,000 shares of its Common Stock, $.01 par value, as partial consideration for certain bridge notes. The warrants were fully vested on grant and are exercisable until June 17, 2008. The exercise price of $0.75 per share was less than the closing price of the Common Stock on the date of grants. The warrants were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. The investors were sophisticated investors with access to all relevant information.

     In addition, on June 17, 2003 as consideration for the Lifetime Merger, AUGI issued to the former stockholders of Lifetime, an aggregate of 467,500 shares of AUGI's newly designated Series B-2 Convertible Preferred Stock (the "B-2 Preferred"). Each share of the B-2 Preferred is convertible on or after December 17, 2003 into 20 shares of AUGI common stock, although the B-2 Preferred shall be mandatorily converted into AUGI common stock with no action required on the part of AUGI or the holder of the B-2 Preferred upon the occurrence of certain fundamental corporate events, such as a business combination or sale of substantially all its assets. Accordingly, an aggregate of 9,350,000 shares of AUGI common stock is issuable to the former Lifetime stockholders if all shares of B-2 Preferred are converted. The shares were issued pursuant to an exemption by reason of 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising.


     Also on June 17, 2003 in contemplation of the Lifetime Merger, AUGI declared a stock dividend to holders of record of AUGI common stock as of June 10, 2003. The stock dividend took the form of the issuance of 232,500 shares of AUGI's newly authorized and designated Series B-3 Convertible Preferred Stock (the "B-3 Preferred"). Each share of the B-3 Preferred also is convertible, on or after December 17, 2003 (or earlier as provided above), into 20 shares of AUGI common stock. Accordingly, an aggregate of 4,650,000 shares of AUGI common stock is issuable the holders of the B-3 Preferred if all shares of B-3 Preferred are converted. The shares were issued pursuant to an exemption by reason of 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising.




ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS


               Exhibit 31.1 - Certification  pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 31.2 - Certification  pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 32.1 - Certification  pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               Exhibit 32.2 - Certification  pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on July 2, 2003 regarding the Company's merger with Lifetime Healthcare Services, Inc.

     The Company filed a Current Report on Form 8-K on July 30, 2003 as amended on Form 8-K/A on August 4, 2003 regarding the change in the Company's certifying accountant.

     The Company filed a Current Report on Form 8-K on July 30, 2003 regarding the change of expiration date of warrants of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMERICAN UNITED GLOBAL, INC.


     August 19, 2003


                      By:   /s/ Robert M. Rubin
                            -------------------
                            Robert M. Rubin
                            Chief Executive Officer




                      By:   /s/ David M. Barnes
                            -------------------
                            David M. Barnes
                            Chief Financial Officer