Form 10-Q
period 2003-09-30
AMERICAN UNITED GLOBAL  INC
filed 2003-11-17
CIK 859792

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended September 30, 2003
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

          Title of Class                               Number of Shares
           Common Stock                                  Outstanding
     (par value $.01 per share)              1,997,624 as of November 14, 2003

                         AMERICAN UNITED GLOBAL, INC.


                                      INDEX



                                                                      Page
                                                                     Number
                                                                     ------

     PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
     Consolidated Balance Sheet September 30, 2003 (unaudited)..       1
     Consolidated Statements of Operations
     Three Months Ended September 30, 2003 (unaudited)..........       2
     Consolidated Statements of Operations January 18, 2003
     (inception) to September 30, 2003 (unaudited)..............       3
     Consolidated Statement of Additional Paid in Capital January
     18, 2003 (inception) to September 30, 2003 (unaudited).....       4
     Consolidated Statement of Cash Flows January 18, 2003
     (inception) to September 30, 2003 (unaudited)..............       5
     Notes to the Consolidated Financial
     Statements (unaudited).....................................      6-13
     Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations..............     14-17
     Item 3. Quantitative and Qualitative Disclosures
     About Market Risk..........................................      17
     Item 4. Controls and procedures............................      17


     PART II. OTHER INFORMATION
     Item 1. Legal Proceedings .................................      17
     Item 2. Changes in Securities..............................      17
     Item 3. Defaults Upon Senior Securities....................      18


     Item 4. Submission of Matters to a Vote of Security
             Security Holders...................................      18


     Item 5. Other Information .................................      18


     Item 6. Exhibits and Reports on Form 8-K...................      18
                      Signatures................................      19

                                   AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEET
                                                                                      SEPTEMBER 30,
                                                                                          2003
                                                                                          ----
                                                                                       (unaudited)
                                        ASSETS
     CURRENT ASSETS:
     Cash and cash equivalents.............................................     $        577,000
     Investment in marketable securities, at market value..................                9,000
     Note receivable, other................................................               45,000
     Note receivable from Spongetech, Inc..................................               50,000
     Prepaid expenses......................................................               75,000
     Interest receivable...................................................               40,000
     Investment in Informedix Holdings, Inc................................              100,000
                                                                                     -----------
     TOTAL CURRENT ASSETS..................................................              896,000

     Investment in New York Medical, Inc, at cost..........................            5,500,000
     Notes receivable from New York Medical, Inc...........................            1,508,000
                                                                                     -----------
     TOTAL ASSETS.....................................................                 7,904,000
                                                                                     ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

     CURRENT LIABILITIES:
     Short-term borrowings in default, including accrued interest
      of $1,023,000........................................................     $      2,523,000
     Accounts payable......................................................               14,000
     Accrued liabilities...................................................            1,360,000
     Note payable - treasury stock purchase................................               27,000
     Note payable - acquisition - current portion..........................            2,500,000
     Bridge notes payable, net of unamortized discount of $917,000.........              583,000
     Distribution payable to Series B-3 Preferred shareholders.............              100,000
                                                                                     -----------
     TOTAL CURRENT LIABILITIES.............................................            7,107,000

     Note Payable - acquisition - non-current portion......................            3,000,000
                                                                                     -----------
     TOTAL LIABILITIES.....................................................           10,107,000
                                                                                     -----------
     Commitments and contingencies

     SHAREHOLDERS' DEFICIT:

     Preferred stock, 12.5% cumulative, $1.00 per share liquidation value,
     $.01 par value; 1,200,000 shares authorized;
     none issued and outstanding...........................................                 -
     Series B-1 preferred stock, each 25 shares convertible into 1 common share,
     $3.50 per share liquidation value, $.01 par value; 1,000,000 shares
     authorized; 407,094 issued and outstanding............................                4,000
     Series B-2 preferred stock, each share convertible into 20 common shares,
     $20.00 per share liquidation value, $.01 par value; 467,500 shares
     authorized, 467,500 issued and outstanding............................                5,000
     Series B-3 preferred stock, each share convertible into 20 common shares,
     $20.00 per share liquidation value, $.01 par value; 232,500 shares
     authorized, 232,500 issued and outstanding............................                2,000
     Common stock, $.01 par value; 40,000,000 shares
     authorized; 1,997,624 shares issued and outstanding...................               20,000
     Additional paid-in capital............................................            5,264,000
     Accumulated deficit...................................................           (7,498,000)
                                                                                     -----------
     Total shareholders' deficit..........................................            (2,203,000)
                                                                                     -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                $      7,904,000
                                                                                     ===========

                        See accompanying notes to consolidated financial statements.


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                             THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                                   2003
                                                                   ----





General and administrative expenses....................     $   1,169,000
                                                              -----------

Operating loss.........................................        (1,169,000)


Interest expense, net..................................          (630,000)
                                                             ------------

Net loss...............................................     $  (1,799,000)
                                                             ============

Basic and diluted loss per share.......................     $      (0.11)
                                                             ============

Weighted average number of common and
common equivalent shares...............................        15,997,624
                                                             ============

          See accompanying notes to consolidated financial statements.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                            JANUARY 18, 2003
                                                             (INCEPTION) TO
                                                              SEPTEMBER 30,
                                                                  2003
                                                                  ----





General and administrative expenses....................     $   1,406,000
                                                              -----------

Operating loss.........................................        (1,406,000)


Interest expense, net..................................          (734,000)
                                                             ------------

Loss from operations before transaction expense
 of reverse acquisition................................        (2,140,000)

Transaction expense of reverse acquisition.............         5,358,000
                                                             ------------

Net loss and accumulated deficit at September 30, 2003.      $ (7,498,000)
                                                             ============


Basic and diluted loss per share.......................      $      (0.62)
                                                             ============

Weighted average number of common and
 common equivalent shares.............................         12,087,257
                                                             ============


         See accompanying notes to consolidated financial statements.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF ADDITIONAL PAID IN CAPITAL
                                   (unaudited)



                                                              JANUARY 18, 2003
                                                               (INCEPTION) TO
                                                                SEPTEMBER 30,
                                                                   2003
                                                                   ----





Paid in capital of Lifetime in excess of par value of
Series B-2 preferred stock issued in merger with AUGI..     $      78,000

Market value of stock retained by AUGI common and
B-1 Preferred shareholders in excess of par............         2,616,000

Value of outstanding vested stock options and warrants
 of AUGI at date of merger.............................         2,043,000

Stock option compensation..............................           527,000

                                                               ----------

        Balance at end of period.......................     $   5,264,000
                                                               ==========

         See accompanying notes to consolidated financial statements.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                               JANUARY 18, 2003
                                                                (INCEPTION) TO
                                                                 SEPTEMBER 30,
                                                                    2003
                                                                    ----





CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss............................................       $  (7,498,000)
   Adjustments to reconcile net loss to
     net cash used by operating activities
     Transaction expense of reverse
      acquisition, non-cash............................           4,969,000
     Amortization of debt discount.....................             583,000
     Stock option compensation.........................             527,000

     Changes in assets and liabilities, net of acquisition
       Interest receivable.............................             (26,000)
       Accounts payable and accrued liabilities........             964,000

                                                                 ----------

NET CASH USED BY OPERATING ACTIVITIES..................            (481,000)
                                                                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Loans to New York Medical..........................         (1,508,000)
     Loan to Spongetech, Inc............................            (25,000)
     Other loans........................................            (45,000)

                                                                  ---------
NET CASH USED BY INVESTING ACTIVITIES...................         (1,578,000)
                                                                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES

     Borrowings from AUGI prior to merger to
      finance loan to New York Medical, Inc............           1,500,000
     Cash received in reverse acquisition..............           1,073,000
     Proceeds from sale of Lifetime common stock.......              83,000
     Payment of note payable - treasury stock purchase.             (20,000)
                                                                  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES..............           2,636,000
                                                                  ---------

Net increase in cash and cash equivalents..............             577,000
Cash and cash equivalents, beginning...................                -
                                                                  ---------

Cash and cash equivalents, ending......................       $     577,000
                                                                  =========


          See accompanying notes to consolidated financial statements.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial information included in this report has been prepared in conformity with the accounting principles generally accepted in the United States of America. All adjustments are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods and are of a normal recurring nature other than the transaction expense related to the reverse acquisition described below. On June 16, 2003, American United Global, Inc. (the "Company" or "AUGI"), Lifetime Acquisition Corp., a newly formed owned subsidiary of AUGI ("Merger Sub") and Lifetime Healthcare Services, Inc. ("Lifetime") entered into an amended and restated agreement and plan of merger (the "Merger Agreement"). AUGI consummated the acquisition of Lifetime through the merger of Merger Sub with and into Lifetime, effective as of June 17, 2003 (the "Lifetime Merger"). Lifetime is a holding company whose only assets consist of a note receivable from New York Medical, Inc. ("NYMI") and its ownership of 55% of the capital stock of NYMI acquired by Lifetime immediately prior to the consummation of the Merger.

For accounting purposes, the transaction between AUGI (a non-operating public shell corporation) and Lifetime is considered, in substance, a capital transaction rather than a business combination. The exchange has been accounted for as a reverse acquisition since the former shareholders of Lifetime will own a majority of the outstanding common stock of AUGI when the B-2 Preferred shares they received in the merger are converted (See Note 2). Accordingly, the combination of Lifetime with AUGI has been recorded as a recapitalization of Lifetime, pursuant to which Lifetime has been treated as the continuing entity for accounting purposes and the historical financial statements presented are those of Lifetime. Such historical financial statements reflect the results of operations of Lifetime and reflect the issuance of the B-2 Preferred shares as if they had been issued on January 18, 2003, Lifetime's date of inception. Results of AUGI have been included for the period from June 17 to September 30, 2003. As a result of the merger with Lifetime, AUGI has changed it's year end of July 31, to the year end of Lifetime of December 31.

The consolidated financial statements include the accounts of the Company and Lifetime. All significant intercompany balances and transactions have been eliminated in consolidation. The investment in NYMI is carried at cost (see Note
3).

NOTE 2. -  LIFETIME MERGER


As consideration for the Lifetime Merger, AUGI issued to the former stockholders of Lifetime, an aggregate of 467,500 shares of AUGI's newly designated Series B-2 Convertible Preferred Stock (the "B-2 Preferred"). Each share of the B-2 Preferred is convertible on or after December 17, 2003 into 20 shares of AUGI common stock, although the B-2 Preferred shall be mandatorily converted into AUGI common stock with no action required on the part of AUGI or the holder of the B-2 Preferred upon the occurrence of certain fundamental corporate events, such as a business combination or sale of substantially all its assets. Accordingly, an aggregate of 9,350,000 shares of AUGI common stock is issuable to the former Lifetime stockholders if all shares of B-2 Preferred are converted. Prior to the Lifetime Merger, the Rubin Family Irrevocable Stock Trust owned approximately 1,549,831 shares, or approximately 77.6% of the shares of AUGI's common stock. In contemplation of the Lifetime Merger, AUGI declared a stock dividend to holders of record of AUGI common stock as of June 10, 2003. The stock dividend took the form of the issuance of 232,500 shares of AUGI's newly authorized and designated Series B-3 Convertible Preferred Stock (the "B-3 Preferred"). Each share of the B-3 Preferred also is convertible, on or after December 17, 2003 (or earlier as provided above), into 20 shares of AUGI common stock. Accordingly, an aggregate of 4,650,000 shares of AUGI common stock is issuable to the holders of the B-3 Preferred if all shares of B-3 Preferred are converted. Both the B-2 Preferred and the B-3 Preferred vote together with AUGI's common stock on an "as converted basis" and are substantially identical to each other in all other respects. In addition, both the B-2 Preferred and the B-3 Preferred are not entitled to a fixed or stated dividend or distribution, except that if a dividend or distribution is declared on common stock the preferred holders are entitled to receive such dividend on an "as converted" basis. Further, the holders of the B-3 Preferred will receive a dividend of the 1,222,586 shares of Western Power & Equipment Corp. as well as a dividend of the 54,000 shares of Informedix, Inc. owned by AUGI (See Notes 9 and 12).

In conjunction with the merger, the Company has recognized as non-recurring non-cash transaction costs (i) the fair market value of the Common and B-1 Preferred shares held by the pre-merger shareholders of AUGI totaling $2,618,000
(ii) the estimated value of all vested outstanding AUGI stock options and warrants as of June 17, 2003 in the aggregate amount of $2,043,000 and (iii) the net deficit of AUGI as of June 17, 2003 in the amount of $308,000. In addition, transaction costs include a $389,000 finder's fee (See Note 7).

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

In addition to the Lifetime Note, AUGI also guaranteed payment by NYMI of a separate $4,663,000 ($4,355,000 as at September 30, 2003) 6% Amended and Restated Senior Subordinated Term Loan Promissory Note of NYMI, dated as of June 16, 2003 and payable to Tracy Landow, as assignee of Dr. Jonathan Landow (the "Landow Note"). The Landow Note is payable in four annual installments commencing November 30, 2003. Under the terms of a certain closing agreement dated June 16, 2003 (the "Closing Agreement"), among AUGI, Lifetime, Dr. Jonathan Landow, Tracy Landow, certain former stockholders of Lifetime, the Rubin Family Irrevocable Stock Trust and Robert M. Rubin (the "Closing Agreement"), AUGI agreed to pay all but $1,000,000 of the principal amount of the Landow Note by October 17, 2003. Such Closing Agreement also provides that if, for any reason, AUGI and/or Lifetime is unable to pay (i) at least $3,662,830 of the outstanding principal amount under the Landow Note in full by October 17, 2003 (subject only to the potential deferral of $500,000 of such amount for up to six months) and/or (ii) the entire Landow Note in full and an aggregate of $2,000,000 in principal amount of the Lifetime Note by March 22, 2004 (collectively, the "Payment Events"), a "Default Event" will be deemed to have occurred. In such event, at the request of Dr. Landow, AUGI is required to engage the services of an investment banker to sell NYMI at the highest available price, and (subject to AUGI's receipt of an opinion from such banker that the terms of sale are fair, from a financial point of view, to AUGI, Lifetime and AUGI's stockholders) DR. Landow may compel AUGI to consummate such sale.


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

To the extent that all obligations under the Landow Note and the Lifetime Note are not paid in full out of the proceeds of the NYMI forced sale, AUGI will be liable for any unpaid balance due within six months following such sale. AUGI will, however, have the right to demand and receive payment from NYMI on any unpaid amount due on AUGI's loans to NYMI in the principal aggregate amount of $1,500,000, which now matures on January 3, 2005.


In August 2003, the Company undertook a private placement of between $5,000,000 and $10,000,000 of its common stock and warrants, intending to use the proceeds to (i) retire its obligations under the Landow Note and the Lifetime Note, so as to satisfy the Payment Events required under the Closing Agreement, and (ii) to the extent sufficient net proceeds remained available, to repay the $1,500,000 of convertible Bridge Notes issued in June 2003.

As of October 17, 2003, no proceeds had been raised under such private placement and the Company had not paid the payment obligations that were due on October 17, 2003. On October 23, 2003, the Company, Redwood, Tracy Landow and Dr. Landow executed a Standstill Agreement (the "Standstill Agreement"). The Standstill Agreement granted the Company an extension of time from October 17, 2003 to October 31, 2003 to raise sufficient capital to fund the Payment Events under the Landow Note. In addition, the Agreement required the acceleration of the second payment obligation for $2,000,000 payable under the Lifetime Note, originally required to be completed no later than March 22, 2004 under the Merger Agreements, to October 31, 2003. Both Payment Event obligations aggregate approximately $6.4 Million. As consideration for the extension of time to complete its payment obligations, the Company agreed to extend the maturity date of a $1,500,000 6% promissory note issued by NYMI to the Company, from January 3, 2004 to January 3, 2005.

In October 2003, the Company entered into a non-binding agreement with an unaffiliated investor group for the purchase of $7,000,000 of Company Common Stock. Under the terms of such agreement, the investor group would receive common stock in an amount to represent 25% of the fully-diluted AUGI common shares, as defined, after such investment is made. The proceeds of such sale were to be used primarily to fund the Payment Events. Such agreement was subject to termination by either party if the $7,000,000 of funding was not received by November 13, 2003. although representatives of the investor group have orally advised the company that payment will be forthcoming in the near future, as at the date of filing of this report, such investor has not funded under the agreement.

On November 13, 2003, Redwood, T. Landow and Dr. Landow agreed to extend to 5 P.M. EST on Monday November 17, 2003 the date under which a default by the company in payment of the approximately $6.4 million of Payment Event obligations would occur. in the event that the holders of the Landow Note and the Lifetime Note do not receive payment in full of the Payment Event obligations by 5:00 p.m. EST on November 17, 2003, an automatic default will occur under the closing agreement and the Standstill Agreement and Dr. Landow will have the right to exercise all of his rights under the Closing Agreement and force the company to engage an investment bank and sell its New York Medical subsidiary at the highest price offered by a qualified buyer. Such sale would have a material adverse effect on the Company's results of operations, financial condition and future prospects.

In the event that the Company is required to sell New York Medical (the Company's only operating business), it will seek other opportunities to acquire businesses that are in the medical services industry similar to that engaged in by New York Medical. Representatives of the company are in preliminary discussions with other potential acquisition candidates and have held discussions with investment bankers to assist the company in financing any such potential acquisitions. There can, however, be no assurance that the company will be able to either (a) timely pay or obtain an extension of its $1,500,000 of payment obligations on the Bridge Notes described below that are due in March 2004, or (b) consummate the acquisition of one or more operating businesses. Even if the company is able to timely pay or obtain an extension on the due date of its Bridge Notes and acquire one or more businesses, then it is possible that any such transactions, if consummated, could significantly dilute the interests of present stockholders of the company.


NOTE 4  -  SENIOR INDEBTEDNESS OF NYMI

NYMI's senior secured credit facility ("Facility") with its lender DVI Credit Corp. ("DVI") matured on September 24, 2003. In August, 2003 DVI filed for protection under Chapter 11 of the US Bankruptcy Code and continued to operate subject to certain conditions. DVI extended the Facility to October 31, 2003 and in October, 2003 extended the maturity date to December 31, 2003. Pursuant to such extension, DVI has continued to fund NYMI under the terms of the original Facility. NYMI has continued to seek a new senior secured lender to replace DVI. DVI has announced an asset management plan under which it would sell certain assets and hold others until maturity and as a part of that plan, has expressed a willingness to restructure the Facility as part of any NYMI refinancing with a new lender. There can be no assurance that a new lender can be found on terms acceptable to NYMI or that any restructuring of the Facility can be successfully completed. Further, there can be no assurance that DVI will be able to continue to fund NYMI's operating requirements beyond December 31, 2003. Should the Payment Events explained in Note 3 be satisfied; the inability to obtain refinancing prior to December 31, 2003, or the inability of DVI to provide funding beyond December 31, 2003, in the absence of an alternative financing facility, would have a material, adverse effect on AUGI's business, financial condition and future prospects. As of September 30, 2003 the outstanding balance under the DVI facility was approximately $5,900,000.



NOTE 5  -  BRIDGE NOTES PAYABLE AND OTHER SHORT TERM BORROWINGS

On June 17, 2003, the Company received aggregate net proceeds of $1,350,000 from the sale of $1,500,000 principal amount of 10% convertible notes due in March 2004 (the "Bridge Notes"). The Bridge Notes are convertible into common stock of the Company at any time at the rate of $1.00 of Notes for one share of common stock and are secured by a second lien on all of the assets of NYMI. In addition, the purchasers of the Bridge Notes received five year warrants to purchase an aggregate of 1,000,000 shares of common stock of the Company at $0.75 per share; provided, that if the Bridge Notes have not been prepaid in full by October 17, 2003, the number of shares issuable upon exercise of the warrants will increase to 1,250,000 shares and will increase further to 1,500,000 shares in the event that, for any reason, the Bridge Notes have not been paid in full by January 17, 2004. Payment was not made by October 17, 2003 and as a result, the number of shares issuable upon exercise of the warrants has increased to 1,250,000 shares. The Company utilized an aggregate of $650,000 of the net proceeds from the sale of the Bridge Notes to increase its outstanding loans to Lifetime (and indirectly to NYMI) from $850,000 to $1,500,000 (see Note
6).

The value allocated to the warrants resulted in a debt discount of $687,000 that is being recognized as interest expense over the nine month term of the Bridge Notes. Additionally, by allocating value to the warrants, the debt holders received a beneficial conversion feature in the amount of $813,000 that resulted in additional debt discount that is being recognized as interest expense over the nine month term of the bridge notes. The amortization of the debt discount recognized as interest expense totaled $ 500,000 and $583,000 for the three months ended September 30, 2003 and the period from January 18, 2003 (inception) to September 30, 2003, respectively.

The Company is in default on certain indebtedness in the principal amount of $1,500,000 plus accrued interest of approximately $1,023,000. The holder of such indebtedness has not sought to collect such amounts due; however, were the Company required to pay such certain indebtedness it would be necessary to secure additional financing.

NOTE 6  -  RECEIVABLE FROM NYMI

The obligations of NYMI to the Company in respect of the loans and advances made between February and June 2003, aggregating $1,500,000, are evidenced by NYMI's 6% note, originally payable in full as to principal and interest on January 3, 2004 (the "NYMI Note"). As discussed in Note 3, the maturity date of the NYMI Note has been extended to January 3, 2005. The NYMI Note is secured by a lien on the accounts receivable, inventories and other assets of NYMI, subordinated to the liens of DVI and the holders of the Bridge Notes. During the three months ended September 30, 2003, the Company advanced an additional $8,000 to NYMI.


NOTE 7  -  RELATED PARTY TRANSACTIONS

Robert DePalo, a former officer of Lifetime, has agreed to guaranty up to $1,000,000 of the indebtedness owed under the Lifetime Note. An affiliate of Mr. DePalo has also entered into a maximum three year finders agreement with the Company under which it shall receive a fee of $8,700 per month until such time as the Payment Events shall have occurred at which time such monthly payment shall increase to $23,700, until an aggregate of $388,800 in finder's fees shall have been paid by the Company. In the event that NYMI is sold as a result of the occurrence and continuation of a "Default Event," the monthly fee shall continue at $8,700 until an aggregate of $328,800 has been paid. The Company has included the finder's fee of $389,800 as a part of the transaction expense of the reverse acquisition in the accompanying statement of operations for the period from January 18, 2003 (inception) to September 30, 2003 and reflected the remaining unpaid balance of $353,000 in accrued liabilities in the accompanying balance sheet at September 30, 2003.



NOTE 8 - ACQUISITION OF BALANCE OF NYMI STOCK

Effective August 31, 2003, AUGI, Lifetime and NYMI entered into a share exchange agreement (the "Share Exchange Agreement") with The NYMI Employees Stock Ownership Plan and Trust (the "ESOP"), under which the ESOP will transfer to Lifetime 450,000 shares of Series A convertible preferred stock of NYMI, representing the remaining 45% of the outstanding NYMI capital stock (the "ESOP Shares") in exchange for $4,500,000 of AUGI's 6.5% Series B-4 convertible, redeemable preferred stock (the "B-4 Preferred"). Consummation of the share exchange is subject to certain conditions, including receipt of a fairness opinion from an independent banker and satisfaction by AUGI of all of the Payment Events under the Closing Agreement. See note 3 for further information regarding the Payment Events.

Each of the 150,000 shares of AUGI B-4 Preferred is convertible into AUGI common stock at any time at the option of the holder into 7.5 shares of AUGI Common Stock (an effective conversion price of $4.00 per share), and is subject to mandatory automatic conversion in the event the average of the closing bid prices of AUGI common stock for any 30 consecutive trading days, as traded on the OTC-Bulletin Board or on any national securities exchange shall exceed $4.80 per share. AUGI may, subject to the holder's right of conversion, redeem the 150,000 shares of B-4 Preferred for cash at $30.00 per share any time on 30 days prior written notice of redemption. To the extent that any shares of B-4 Preferred have not been previously redeemed or subject to optional or mandatory conversion by December 31, 2009, such B-4 Preferred is subject to mandatory redemption at any time at the option of the holder on 90 days prior written notice given at any time on or following January 1, 2010. The B-4 Preferred votes on an "as converted basis" with the B-2 Preferred, the B-3 Preferred and the common stock on all matters on which holders of AUGI common stock are entitled to vote.

NOTE 9 - OTHER LOANS AND ADVANCES

On September 4, 2002 the Company loaned $100,000 to InforMedix, Inc. ("InforMedix") pursuant to the terms of a 12% convertible secured promissory note. The note was originally due on April 24, 2003 or earlier under certain acceleration provisions and was automatically convertible into 100,000 common shares (50,000 shares after a reverse split of 1 for 2 effective in May 2003) of InforMedix should InforMedix or any affiliate merge into a public entity or otherwise become publicly traded. On April 24, 2003, the Company agreed to an extension of the maturity date to July 24, 2003. On May 8, 2003, InforMedix merged with a public entity whose name was changed to InforMedix Holdings, Inc. and 54,000 shares of such entity's common stock were issued to AUGI as payment of the principle and accrued interest pursuant to the automatic conversion feature of the promissory note. The shares of Informedix are to be distributed as a dividend to the holders of the B-3 Preferred shares.

During the three months ended September 30, 2003, the Company advanced an additional $20,000 to InforMedix evidenced by an 8% promissory note due June 30, 2004. In addition the Company is to receive 50,000 shares of InforMedix common stock and an option to purchase an additional 50,000 shares of InforMedix common stock at $0.50 per share through July 23, 2006. The Company advanced $25,000 to Scantech, Inc. in July 2003. The $25,000 principal plus $5,000 interest are to be repaid to the Company by November 21, 2003. These advances have been recorded under the caption of Notes receivable, other in the accompanying consolidated balance sheet at September 30, 2003.

On January 13, 2003, the Company provided a working capital loan of $25,000 to Spongetech Delivery Systems, Inc. ("Spongetech") pursuant to the terms of a 7% promissory note which was originally due on May 15, 2003 which maturity date has been extended to July 31, 2004. On July 7, 2003, the Company loaned an additional $25,000 to Spongetech under the same terms and Spongetech agreed to issue 250,000 shares of its common stock to the Company as additional consideration. Spongetech is a distributor of reusable specialty sponges for commercial and everyday use. Michael Metter, a former director of the Company, is a director and executive officer of Spongetech.


NOTE 10. - CONTINGENT OBLIGATIONS

The Company remains contingently liable for certain capital lease obligations assumed by eGlobe, Inc. ("eGlobe") as part of the Connectsoft Communications Corp. asset sale which was consummated in June 1999. The lessor filed for bankruptcy in 2000 and the leases were acquired by another leasing organization which also filed for bankruptcy in 2001. In addition, eGlobe filed for bankruptcy in 2001. The Company has been unable to obtain any further information about the parties but believes that in the normal course of the proceedings, the assets and related leases were most likely acquired by another company and that a mutually acceptable financial arrangement was reached to accomplish such transfer. To date, the Company has not been contacted and has not been notified of any delinquency in payments due under these leases. The original leases were entered into during early to mid 1997 each of which was for a five year term. Extensions of an additional 20 months were negotiated with the original lessor in 1998 and 1999 moving the expiration dates to approximately early 2004. The balance due under the leases in June 1999 upon transfer and sale to eGlobe was approximately $2,800,000 including accrued interest and the monthly payments were approximately $55,000. The balance that is currently due under the leases is unknown.

NOTE 11. - CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at two financial institutions. These balances are insured for up to $100,000 per account by the Federal Deposit Insurance Corporation. The cash balances at September 30, 2003 exceeded the insurance limit by approximately $473,000, however, the Company believes it is not exposed to any significant risk.

NOTE 12. - INFORMATION ABOUT WESTERN POWER & EQUIPMENT CORP. ("Western")

AUGI owns approximately 13% of the outstanding common stock of Western which has been ascribed no value based on cumulative net losses incurred by Western which, for accounting purposes, has decreased the balance in the Investment in Western account to -0-. The Board of Directors of AUGI has declared a dividend of the 1,222,586 shares of Western owned by AUGI to the holders of the B-3 preferred stock as discussed in Note 2.

           CREDIT FACILITY

As of September 30, 2003, Western was in default of certain financial covenants contained in a forbearance agreement with GE Commercial Distribution Finance ("GE"). Western has requested but has not received a waiver of such defaults from GE and although GE has not called the loan and continues to make certain advances to Western, there is no assurance that it will continue to fund or that it will not call the loan in the future. GE was formerly known as Deutsch Financial Services ("DFS").

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

          TERMINATION OF PENDING SALE OF ASSETS OF WESTERN

On May 5, 2003, Western entered into an agreement to sell all of the outstanding shares of its wholly owned operating subsidiary Western Power & Equipment Corp., an Oregon corporation, to CDKnet.com, Inc. ("CDK")in exchange for approximately 9,400,000 shares of CDK common stock. The transaction replaced a prior agreement dated January 29, 2003. On July 18, 2003, Western was informed by CDK that the agreement between Western and CDK, was being terminated. CDK stated that its reason for terminating the Agreement was the failure by both parties to complete the transaction in a timely manner.


NOTE 13. - PURCHASE OF TREASURY STOCK

In connection with the resignation of Seymour Kessler ("Kessler") from the Board of Directors in January 2003, the Company agreed to repurchase common shares of the Company that he and certain affiliates had acquired in a private placement in 2000. The purchase price of $80,000 was equal to the amount paid by Kessler and Kessler affiliates and is being paid in 12 equal monthly installments of $6,666. As of September 30, 2003, eight payments had been made.





NOTE 14 - STOCK OPTION GRANTS UNDER THE 2001 STOCK OPTION PLAN

As of the date of the merger, AUGI had outstanding stock options to purchase 631,600 shares of common stock at exercise prices ranging from $0.62 to $6.875. In June, 2003 the Company granted a total of 1,350,000 options to employees of NYMI at the market price of $1.30. In addition, a total of 1,500,000 options were granted to Dr. Landow, a director of AUGI and the Chief Executive Officer of Lifetime and NYMI at $1.10, a discount to market of $0.20 per share. The intrinsic value of options will be charged to earnings over the vesting period of the option grant. A non-cash compensation charge in the amount of $120,000 has been included in the period from January 18, 2003 (inception) to September 30, 2003.

On August 8, 2003, five year options to acquire 200,000 shares of common stock were granted to each of three directors of the Company at the closing market price on that date of $1.70, of which options for 50,000 shares each vested on the grant date, with the remaining options vesting at the rate of 50,000 shares each on the three successive grant anniversary dates through 2006. On September 17, 2003 a five year option for 350,000 common shares was granted to an officer of the Company at the closing market price of $1.25 of which 87,500 shares vested on the grant date, with the remaining options vesting at the rate of 87,500 shares on each of the next three grant anniversary dates. If compensation cost for AUGI's stock option plans had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123, AUGI's net loss per share would have changed to the pro forma amounts indicated below:

                                                                                  Three months         Period from
                                                                                ended September    January 18 (inception)
                                                                              30, 2003             to September 30, 2003
                                                                              ---------------       -----------------
                                         Net loss as reported  $               (1,799,000)          $   (7,498,000)
               Stock option compensation included in net loss                        -                     120,000
              Total stock-based employee compensation expense
                       determined under the fair value method                    (330,000)              (1,511,000)
                                                                             ---------------        ---------------
                                           Pro Forma net loss  $               (2,219,000)          $   (8,889,000)
                                                                             ===============        ===============
 Net loss per share:
                             Basic loss per share as reported  $                 (0.11)             $      (0.62)
                               Pro Forma basic loss per share  $                 (0.14)             $      (0.74)
                           Diluted loss per share as reported  $                 (0.11)             $      (0.62)
                             Pro Forma diluted loss per share  $                 (0.14)             $      (0.74)


                            Weighted average number of shares                   15,997,624             12,087,257
                                                                               ===========            ============

NOTE 15  -  INVESTOR RELATIONS AGREEMENT

On August 29, 2003, the Company entered into a financial consulting agreement with Affiliated Holdings, Inc. and its affiliates, under which the Company agreed to pay fees of $25,000 per month for a minimum of 90 days and unless such agreement is cancelled by the Company at the end of 90 days for not less than nine months thereafter, and issue to Affiliated Holdings, Inc. and its affiliates an option to purchase an aggregate of 450,000 shares of AUGI common stock for the exercise price of $1.00, the closing bid price on August 29, 2003 expiring August 29, 2008. The Company has recorded the fair value of the option granted as a non-cash charge of $407,000 for the three months ended September 30, 2003 and the period from January 18, 2003 (inception) to September 30, 2003.



NOTE 16   -   AGREEMENT TO ISSUE COMMON STOCK

On September 2, 2003, the Company agreed to issue an aggregate of 235,075 shares of Company common stock to two law firms in payment of legal fees incurred by the Company. In addition, the Company agreed to pay the shortfall if the firms do not receive an aggregate of $235,075 from the subsequent sale of all such shares. The Company recorded a non-cash charge in the amount of $235,075 for the three months ended September 30, 2003 and the period from January 18, 2003 (inception) to September 30, 2003. Such shares were not yet issued at September 30, 2003.


NOTE 17  -  PER SHARE DATA

Basic and diluted loss per share is based on the weighted average number of common shares outstanding and common shares issuable on conversion of Series B-2 and B-3 preferred stock. Common shares issuable on conversion of Series B-2 and B-3 preferred stock are included based on preferred shareholders ability to share in distributions of earnings available to common shareholders without conversion. Common shares issuable (9,350,000) on the conversion of the B-2 preferred shares issued to the former Lifetime shareholders in the merger are treated as if they were outstanding since inception of Lifetime. Common shares issuable on the conversion of the B-3 preferred shares (4,650,000) as well as outstanding common shares (1,997,624) retained by the AUGI shareholders are considered to be issued on June 17, 2003, the date of the merger. As the Company recorded a net loss during the periods, no effect is given to 8,809,684 potential dilutive common shares issuable on conversion of notes, Series B-1 preferred stock and exercise of outstanding options and warrants, as their effect would be antidilutive.

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

                              RESULTS OF OPERATIONS

The Three Months Ended September 30, 2003 and the period from January 18, 2003(inception) to September 30, 2003.

The results of operations for the Company are comprised of the operations of Lifetime for the period from January 18, 2003 (inception) to September 30, 2003 and the results of American United Global, Inc. for the period of June 17 (the acquisition date) to September 30, 2003.

     General and administrative expenses were $1,169,000 and $1,406,000 for the three months ended September 30, 2003 and inception to September 30, 2003 periods, respectively and are comprised of stock option compensation expense in the amount of $0 and $120,000,respectively, legal and professional fees in the amount of $1,020,000 and $1,120,000, respectively, and salaries, benefits and attendant overheads totaling $149,000 and $166,000, respectively. Such amounts have no prior period comparable expenses. The quarter and the period of inception to September 30, 2003 include a non-cash charge of $407,000 related to stock options granted under the investor relations agreement as discussed in
Note 15.

Net interest expense for the three months ended September 30, 2003 and inception to September 30, 2003 was $630,000 and $784,000, respectively and is comprised primarily of the interest expense of $583,000 and $500,000 related to the amortization of debt discount on the $1,500,000 private placement of Bridge Notes which closed on June 17, 2003, $82,000 and $95,000 of interest expense, respectively related to the Landow note, $37,000 and $43,000, respectively of interest expense accrued on the Bridge notes and $38,000 and $44,000 related to short term borrowings in default, respectively. These are partially offset by interest income from the loans to NYMI, Spongetech and interest earned on cash balances aggregating $27,000 and $31,000, respectively for the three months ended September 30, 2003 and inception to September 30, 2003.

Transaction expense related to reverse merger for the period of inception to September 30, 2003 is comprised of the fair market value of the Common and B-1 Preferred shares held by the pre-merger shareholders of AUGI totaling $2,618,000, the value of all outstanding stock options and warrants as of June 17, 2003 in the aggregate amount of $2,043,000, the finders fee in the amount of $389,000 and the net deficit of AUGI as of June 17, 2003 in the amount of $308,000.

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

During the period from January 18, 2003 (inception) to September 30, 2003, cash, cash equivalents and marketable securities increased by $586,000 primarily due to the merger of Lifetime with AUGI.

The Company's cash, cash equivalents and marketable securities of $586,000 as of September 30, 2003 are not sufficient to support current levels of operations for the next twelve months and it will be necessary for the Company to seek additional financing. The Company has entered into a non-binding agreement with an investor group for the sale of $7.0 million of AUGI common stock to represent 25% of the fully diluted common shares of AUGI, as defined, after such investment is made. However, as of November 14, 2003 such investor has not yet funded the transaction. Such funding, were it to occur, would be used to consummate the Payment Events more fully described in Note 3 in the amount of approximately $6,400,000 with the remaining $600,000 being used for general working capital purposes. Pursuant to a Standstill Agreement by and amongst the Company, T. Landow, Redwood and Dr. Landow, the Payment Events must be consummated by 5 P.M. EST on November 17, 2003, or a default will be declared. There is no assurance that the investor group will fund on a timely basis or that the Payment Event obligations will be satisfied. Should this be the case, the Company will have to seek other sources to provide financing for its operations. The Company is actively seeking such alternative financing.


In August 2003, the Company undertook a private placement of between $5,000,000 and $10,000,000 of its common stock and warrants, intending to use the proceeds to (i) retire its obligations under the Landow Note and the Lifetime Note, so as to satisfy the Payment Events required under the Closing Agreement, and (ii) to the extent sufficient net proceeds remained available, to repay the $1,500,000 of convertible Bridge Notes issued in June 2003.

There have been no proceeds from this offering to date and thus the Company, through this offering, will not be able to satisfy the funding of the Payment Events required under the closing agreement by the extended due date of November 17, 2003 at 5 P.M. EST (see Note 3).

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

The Company has lent NYMI an aggregate of $1,508,000, which was used for working capital purposes as well as to repay certain obligations, of which $1,500,000 is evidenced by its 6% note to the Company due as to principal and interest on January 3, 2005 and secured by a lien on the NYMI assets subordinated to DVI and the holders of the Bridge Notes.

For a description of the current status of NYMI's senior credit facility with DVI, see Note 4.

The Company is in default on certain indebtedness in the amount of $1,500,000, plus accrued interest of approximately $1,023,000. Although the holder of such indebtedness has not sought to collect the same; were the Company required to pay such indebtedness it would be necessary to secure additional financing.

AUGI remains contingently liable for certain capital lease obligations assumed by eGlobe, Inc. as part of the Connectsoft Communications Corp. asset sale which was consummated in June 1999 (see Note 10).

AUGI guaranteed payment by NYMI of a separate $4,663,000 ($4,355,000 as at September 30, 2003) 6% Amended and Restated Senior Subordinated Term Loan Promissory Note of NYMI, dated as of June 16, 2003 and payable to Tracy Landow as discussed more fully in Note 3.

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

     Recent Accounting Pronouncements


In February 2003, the Company adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Adoption of this portion of the interpretation did not have a material impact on the Company's financial statements. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The impact of adoption of this portion of the interpretation is not expected to have an impact on the Company's financial statements.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains cash balances at two financial institutions. These balances are insured for up to $100,000 per account by the Federal Deposit Insurance Corporation. The cash balances at September 30, 2003 exceeded the insurance limit by approximately $474,000, however, the Company believes it is not exposed to any significant risk.

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


PART II


ITEM 1. LEGAL PROCEEDINGS

     None



ITEM 2. CHANGES IN SECURITIES

On June 17, 2003, the Company issued warrants to purchase 1,000,000 (1,250,000 as of October 17, 2003) shares of its Common Stock, $.01 par value, as partial consideration for certain bridge notes. The warrants were fully vested on grant and are exercisable until June 17, 2008. (See Note 5) The exercise price of $0.75 per share was less than the closing price of the Common Stock on the date of grants. The warrants were issued pursuant to an exemption by reason of
Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. The investors were sophisticated investors with access to all relevant information.

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


               Exhibit 31.1 - Certification  pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 31.2 - Certification  pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 32.1 - Certification  pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               Exhibit 32.2 - Certification  pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002





     REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K on July 2, 2003, as amended on September 2, 2003 and September 8, 2003 regarding the Company's merger with Lifetime Healthcare Services, Inc.

The Company filed a Current Report on Form 8-K on July 30, 2003 as amended on Form 8-K/A on August 4, 2003 regarding the change in the Company's certifying accountant.

The Company filed a Current Report on Form 8-K on July 30, 2003 regarding the change of expiration date of warrants of the Company.

The Company filed a Current Report on Form 8-K on September 24, 2003 announcing the Company's signing of a contract to acquire the remaining 45% of the capital stock of New York Medical, Inc. and pro-forma results of operations for the six months ended June 30, 2003.

The Company filed a Current Report on Form 8-K on October 30, 2003 regarding the execution of a Standstill Agreement relative to the Payment Events due date pursuant to the NYMI Merger Agreements.

The Company filed a Current Report on Form 8-K on November 12, 2003 as amended on Form 8-K/A on November 13, 2003 relative to a further extension of the Payment Events due date pursuant to the NYMI Merger agreements.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMERICAN UNITED GLOBAL, INC.


     November 17, 2003


                      By:   /s/ Robert M. Rubin
                            -------------------
                            Robert M. Rubin
                            Chief Executive Officer




                      By:   /s/ David M. Barnes
                            -------------------
                            David M. Barnes
                            Chief Financial Officer