Form 10-K
period 2003-12-31
AMERICAN UNITED GLOBAL  INC
filed 2004-07-16
CIK 859792

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Fiscal Year Ended December 31, 2003    Commission File Number: 000-19404

                          AMERICAN UNITED GLOBAL, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  95-4359228
      (State of incorporation)               (IRS Employer Identification No.)

                11108 NE 106th Place, Kirkland, Washington 98033
                    (Address of principal executive offices)

                                 (425) 869-7410
                        (Registrant's telephone number)


           Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $.01 per share



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

  YES [  ] NO [X]

The aggregate market value of any voting or non-voting common equity held by non-affiliates as of the last business day of June 30, 2004 was $ 2,110,000.

As of July 9, 2004, there were 3,824,799 shares outstanding of the Registrant's common stock.

Documents incorporated by reference: None.

AMERICAN UNITED GLOBAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                                                                                               Page
                                                                                                              -----

PART I
       Item 1.  Business                                                                                           1
       Item 2.  Properties                                                                                         2
       Item 3.  Legal Proceedings                                                                                  2
       Item 4.  Submission of Matters to a Vote of Security Holders                                                2

PART II

       Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters and Issuer
                Purchases of Equity Securities                                                                     3
       Item 6.  Selected Financial Data                                                                            3
       Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations              5
       Item 7A. Quantitative And Qualitative Disclosures About Market Risk                                         10
       Item 8.  Financial Statements And Supplementary Data                                                        10
       Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure               10
       Item 9A. Controls And Procedures                                                                            10

PART III
       Item 10. Directors and Executive Officers of the Registrant                                                 10

       Item 11. Executive Compensation                                                                             15
       Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder
                Matters                                                                                            16
       Item 13. Certain Relationships And Related Transactions                                                     17
       Item 14. Principal Accountant Fees and Services                                                             20

PART IV
       Item 15. Exhibits, Financial Statement Schedules And Reports On Form 8-K                                    21


Signatures                                                                                                         22

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

THE FEDERAL SECURITIES LAWS PROVIDE FOR A SAFE HARBOR FOR CERTAIN FORWARD-LOOKING STATEMENTS. THIS SAFE HARBOR PROTECTS US FROM LIABILITY IN A PRIVATE ACTION ARISING UNDER EITHER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, FOR FORWARD-LOOKING STATEMENTS THAT ARE IDENTIFIED AS SUCH AND ACCOMPANIED BY MEANINGFUL CAUTIONARY STATEMENTS OR ARE IMMATERIAL.

WHEN USED IN THIS FORM 10-K, THE WORDS OR PHRASES "ESTIMATE", "INTENDS", "MAY", "EVALUATING" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS AMENDED. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, OUR ABILITY TO CONTINUE AS A GOING CONCERN, OUR ABILITY TO MAKE REQUIRED PAYMENTS ON SENIOR SECURED NOTES, OUR NEED FOR ADDITIONAL FINANCING, OUR HISTORY OF LOSSES, THE SUCCESSFUL IDENTIFICATION OF STRATEGIC BUSINESS PARTNERS, THE SUCCESSFUL EXECUTION OF AGREEMENTS WITH STRATEGIC BUSINESS PARTNERS REQUIRED FOR THE IMPLEMENTATION OF BUSINESS PLANS AND THE SUCCESSFUL IDENTIFICATION, ACQUISITION AND INTEGRATION OF ADDITIONAL TARGET BUSINESSES. SUCH FACTORS COULD AFFECT OUR COMPANY'S, INCLUDING THAT OF OUR SUBSIDIARIES', FINANCIAL PERFORMANCE AND COULD CAUSE OUR ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM ANY OPINION OR STATEMENTS EXPRESSED HEREIN WITH RESPECT TO FUTURE PERIODS. AS A RESULT, WE CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE AND, EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE ON WHICH THE STATEMENT IS MADE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. IN ADDITION, WE CANNOT ASSESS THE IMPACT OF EACH FACTOR ON OUR BUSINESS OR THE EXTENT TO WHICH ANY FACTOR OR COMBINATION OF FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS.

PART I

Item 1. Business

AUGI was initially organized as a New York corporation on June 22, 1988 under the name Alrom Corp. ("Alrom"), and completed an initial public offering of securities in August 1990. Alrom effected a statutory merger in December 1991, pursuant to which Alrom was reincorporated in the State of Delaware under the name American United Global, Inc. ("AUGI").

We intend to focus our business strategy on acquisitions of operating businesses in various sectors. However, other than as set forth below, we have not as yet identified any definitive acquisition candidates or opportunities. Currently, we own 13% of the common stock of Western Power & Equipment Corp. ("Western").

Western

Western commenced operations in November 1992 with the acquisition from Case Corporation of seven retail distribution facilities located in Oregon and Washington. Western became our subsidiary simultaneous with such acquisition. Prior to November 1, 2000, Western was our 59.6% majority owned operating subsidiary. On November 1, 2000, we distributed 777,414 shares of Western common stock owned by us pursuant to the final court approved settlement of the shareholder class action. Due to the distribution of the Western shares and subsequent issuances of shares by Western, Western is no longer a majority owned subsidiary of ours but we continue to own approximately 13% of Western's outstanding common stock. We intend to distribute the 1,222,586 shares of Western that we hold to the holders of our Series B-3 Preferred Stock.

Informedix

InforMedix has developed a portable medical device linked to an integrated hardware and software system that its management believes will enable pharmaceutical and biotechnology companies to get new drugs to market faster and at a lower cost than traditional methods.

On May 8, 2003, Informedix merged with a public entity whose name was changed to Informedix Holdings, Inc. and 54,000 shares of their common stock were issued to our company pursuant to the automatic conversion feature of the loan and all accrued interest. On July 25, 2003, we loaned $20,000 to Informedix pursuant to the terms of a 12% promissory note originally due January 31, 2004 which due date was extended to April 2, 2004. The note was paid in full on that date. We intend to distribute the 54,000 shares of Informedix that we hold to the holders of our Series B-3 Preferred Stock.

NY Medical

We acquired 55% of New York Medical, Inc., a New York corporation ("NY Medical"), from Redwood Investment Associates, LLP ("Redwood") pursuant to an amended and restated agreement and plan of merger agreement effective June 17, 2003 (the "Merger Agreement") and had intended to acquire the remaining 45% pursuant to a share exchange agreement with NY Medical's employee stock option plan (the "ESOP"), the holder thereof. However, the acquisition of NY Medical has been rescinded ab initio, effective December 9, 2003, as is more fully set forth under "Item 3. Legal Proceedings" and "Item 13. Certain Relationships and Related Transactions."

Employees

As of the filing date of this Form 10-K, we employed 2 full-time employees, neither of whom is a member of a union, and no part-time employees.

Item 2. Properties

Our principal corporate offices are located in at 11108 NE 106th Place, Kirkland, Washington.

Item 3. Legal Proceedings

Altitude Group, LLC, Birch Associates, LLC and D.C. Capital, LLC v. American United Global, Inc. (Supreme Court, New York State, New York County). This action was commenced in April 2004 against AUGI. Plaintiffs allege, among other things, that AUGI owes plaintiffs repayment of $700,000 in principal face amount notes issued in connection with the acquisition by AUGI of New York Medical, a New York corporation. Plaintiffs have filed a motion seeking summary judgment against AUGI in aggregate amount of $787,546. consisting of the allegedly outstanding principal and interest on the notes as well as attorneys' costs, and AUGI has opposed that motion. No decision on the motion for summary judgment has been issued by the court yet.

New York Medical, Inc. and Redwood Investment Associates, L.P.v. American United Global, Inc., et al. (Supreme Court, New York State, New York County). In this suit, filed on December 12, 2003, plaintiffs seek a declaration that a series of transactions by which we allegedly acquired Lifetime Healthcare Services, Inc. ("Lifetime") and Lifetime acquired an interest in NY Medical from Redwood (collectively "Transactions") were properly rescinded or, alternatively, that because the Transactions were induced by fraudulent conduct of our company and others, that the Transactions should be judicially rescinded. In addition to the requests for equitable relief, plaintiffs also seek monitory damages in excess of $5 million and exemplary damages in the amount of $15 million.

Currently, the suit has not proceeded past the filing and service of the complaint. We have obtained an open-ended extension of time in which to answer and/or move with regard to the complaint. We are attempting to resolve the matter amicably. However, in the event litigation proceeds, it will be aggressively defended.

Settlement Agreement

Howard Katz, a member of our board of directors, is in discussions with us over the terms of a settlement of a debt that he claims we owe him. Mr. Katz' resignation from our board of directors was requested in connection with the intended acquisition of NY Medical, a request that was not affected by the subsequent rescission of all agreements relating to such acquisition. Nonetheless, we have not received such resignation as of the date of this annual report of Form 10-K. We anticipate an expeditious settlement with Mr. Katz regarding the amount of the debt and the payment terms thereof, in connection with which we expect to obtain his letter of resignation from our board of directors.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Our shares of common stock are presently quoted on the pink sheets under the symbol AUGB. Listed below are the high and low sale prices for the shares of our common stock during the years ended December 31, 2003 and 2002. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.


                                                          Common Stock
                                                          ------------

                                                     High              Low
                                                     ----              ---

Fiscal 2002
-----------
First Quarter                                        $2.25             $1.50
Second Quarter                                       $2.00             $1.00
Third Quarter                                        $2.00             $1.25
Fourth Quarter                                       $1.50             $0.60

Fiscal 2003
-----------
First Quarter                                        $1.25             $0.60
Second Quarter                                       $2.50             $0.75
Third Quarter                                        $2.375            $1.25
Fourth Quarter                                       $2.75             $1.50


On July 8, 2004, there were approximately 161 holders of record of our common stock then issued and outstanding.

As of July 8, 2004, the last sale price of the shares of our common stock as reported on the Pink Sheets was $ 2.00.

Dividend Policy

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.

Securities Authorized for Issuance Under Equity Plans

                                                                                            Number of securities
                                Number of securities to be   Weighted-average exercise    remaining available for
                                  issued upon exercise of       price of outstanding       future issuance under
                                    outstanding options               options            equity compensation plans
                                    -------------------               -------            -------------------------
Equity compensation plans
approved by security holders
2001 Stock Option Plan                  1,194,000                       $1.26                     806,000
Equity compensation plans not
approved by security holders               None                                                    None

Total                                   1,194,000                       $1.26                     806,000


Item 6. Selected Financial Data.

The Consolidated Statements of Operations set forth below with respect to fiscal years 2001 and 2002 and the periods of August 1, 2002 through June 16, 2003 and June 17, 2003 through December 31, 2003 and the Consolidated Balance Sheet Data at July 31, 2002, June 16, 2003 and December 31, 2003 are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and Notes thereto of American United Global, Inc. included in this Annual Report on Form 10-K. The Consolidated Statements of Operations Data set forth below with respect to fiscal years 1999 and 2000 and the Consolidated Balance Sheet Data at July 31, 1999, 2000 and 2001 are derived from the audited Consolidated Financial Statements of the Company which are not included in this Annual Report on Form 10-K. The data set forth in the following tables should be read in conjunction with, and are qualified in their entirety by, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.



                     June 17, 2003      August  1, 2002                     Year ended July 31,
                         through             through          ----------------------------------------------
                   December 31, 2003      June 16, 2003       2002       2001(3)        2000       1999(1,2)
                   -----------------      -------------       ----       -------        ----       ---------

      Net sales  $         -        $         -               $  -       $     -      $155,637      $163,650
     Loss from
     continuing
     operations           (4,036)             (698)          (1,217)      (6,400)       (7,030)       (5,054)
       Net Loss           (4,036)             (698)          (1,217)      (6,400)       (7,030)       (3,065)

    Basic and
   Diluted Loss
     Per Share:

      Loss from
     continuing
     operations            (0.56)            (0.35)          (1.50)      (13.02)        (14.71)       (10.75)

       Net loss         $  (0.56)         $  (0.35)        $ (1.50)    $ (13.02)      $ (14.71)     $  (6.52)

                                     June 17, 2003      August  1, 2002                     Year ended July 31,
                                         through             through          ----------------------------------------------
                                   December 31, 2003      June 16, 2003       2002       2001(3)        2000       1999(1,2)
                                   -----------------      -------------       ----       -------        ----       ---------


Total assets                             $  584              $  1,424       $3,000       $1,724       $128,549    $142,409

Total liabilities                         4,242                 2,700        3,587        2,909        115,413     121,700

Working capital (deficit)                (3,658)               (1.276)       (587)       (2,137)       (17,579)    (18,751)

Stockholders' (deficiency) equity      $ (3,656)             $ (1,276)      $(587)      $(1,185)        $7,373     $12,797


(1)  Includes loss from discontinued operations of the Technology Companies

(2) Includes a gain on sale of the assets of Connectsoft Communications Corp. of $1,989.

(3) For 2002 and 2001, Western has been accounted for under the equity method whereas in 1999 and 2000 Western was included in the consolidated financial statements of AUGI.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the selected historical financial data, financial statements and notes thereto and the other historical financial information of our company contained elsewhere in this Annual Report on Form 10-K. The statements contained in this Annual Report on Form 10-K that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, including statements regarding our company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include, but are not limited to, our statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this annual report of Form 10-K are based on information available to our company on the date hereof, and we assume no obligation to update any such forward-looking statement. Our actual results could differ materially from those in such forward-looking statements.

Overview

We own approximately 13% of the common stock of Western Power & Equipment Corp. ("Western") which engages in the sale, rental and servicing of light, medium-sized and heavy construction, agricultural and industrial equipment, parts and related products. The major supplier to Western is Case Corporation and the items sold, rented and serviced include backhoes, excavators, crawler dozers, compactors, log loaders, street sweepers and forklifts. Western operates 15 facilities in Nevada, Oregon, Washington, California and Alaska and sells to contractors, governmental agencies and other customers primarily for use in the construction of residential and commercial buildings, roads, levees, dams, underground power projects, forestry projects, municipal construction and other projects.

Prior to November 1, 2000, we were the majority shareholder of Western with a 59.6% ownership. The results of operations of Western were therefore consolidated with those of AUGI in all prior fiscal years. On November 1, 2000 we distributed 777,414 shares of Western common stock owned by our company pursuant to the final court approved settlement of the shareholder class action. As a result, our ownership in Western became 36% and our investment in Western has been accounted for under the equity method effective August 1, 2000. As a result of the issuance of shares of Western common stock by Western, we currently own approximately 13% of its outstanding common stock. We intend to distribute the 1,222,586 shares of Western that we hold to the holders of our Series B-3 Preferred Stock.

Results of Operations

The Period of June 17, 2003 through December 31, 2003 as compared to the Period of August 1, 2002 through June 16, 2003

General and administrative expenses totaled $1,281,000 for the six and one half months ended December 31, 2003 and $871,000 for the ten and one half months ended June 17, 2003. The increase in the December period is primarily due to an increase in legal and other professional fees associated with the Lifetime merger, the New York Medical Inc. acquisition and the costs related to an abandoned private placement and the Rescission Agreement.

Net interest expense for the ten and one half months ended June 16, 2003 was $107,000 and was $1,247,000 for the six and one half months ended December 31, 2003. The increase was due to a charge of $1,083,000 for the beneficial conversion feature of the 1,500,000 warrants that accompanied the Bridge Notes, which is recorded as additional interest expense; in addition, as there was a full reserve recorded against the debt due from NYMI, the previously accrued interest income as of December 31, 2003 of approximately $61,000 on such note was reversed . Slightly offsetting the expense increases was an increase in interest income of $3,000 earned on notes receivable that were issued late in the June 16 period and early in the December 31 period.

Other income of $280,000 in the period ended June 16, 2003 relates to reductions of estimates of certain potential liabilities. There was no such comparable item in the period ended December 31, 2003.

We have recorded a full valuation allowance against the deferred tax benefit for net operating losses generated, since in management's opinion the net operating losses do not meet the more likely than not criteria for future realization.

The Period of August 1, 2002 through June 16, 2003 as compared to the fiscal year ended July 31, 2002

General and administrative expenses for the ten and one half month period ended June 16, 2003 were $871,000 as compared to $1,154,000 for the year ended July 31, 2002. The expense for the period ended June 16, 2003 included a charge for stock option compensation of $ 100,000 for which there was no comparable expense in fiscal 2002 and professional fees and other costs of approximately $175,000 relative to the rescinded acquisition of Lifetime/NYMI for which there were no comparable costs in the 2002 fiscal year. In addition, the 2002 fiscal year included a charge for an executive bonus of $ 300,000, rent expense of $97,000 and $65,000 of costs relative to an abandoned registration of a rights offering for which there was no comparable expense in the period ended June 16, 2003. Net of these charges, the average expense per month was $57,000 in the June 16, 2003 period as compared to $ 58,000 for the 2002 fiscal year.

Net interest expense was $107,000 or $10,000 per month in the period ended June 16, 2003 as compared to $149,000 or $12,000 per month for the fiscal year 2002 period. The slight decrease in monthly net interest expense in the period ended June 17,, 2003 is primarily attributable to interest income earned on various loans for which there was no comparable item in the 2002 period.

Other income of $280,000 in the June 16, 2003 period is comprised of adjustments to estimated accruals for which certain potential liabilities have been reduced. There was no such item in the 2002 period.



Fiscal Year 2002, as compared to Fiscal Year 2001

In fiscal 2002, our company's pro-rata share of Western's loss was limited to its remaining equity investment in Western of $702,000 while in fiscal 2001, our share of Western's loss was $2,823,000.

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


Net interest expense in Fiscal 2002, excluding the interest charge for shares issued in the loan transaction with the Rubin Family Trust on May 17, 2002, was $149,000 which is comprised of $150,000 accrued on certain short term debt; interest expense of $4,000 on the $250,000 Note due to the Rubin Family Trust and interest income of $5,000. This was a decrease of $99,000 from 2001 which is due primarily to interest of $112,000 paid by Our company in the first quarter of fiscal 2001 relative to the shareholder settlement payments offset by interest income in 2001 of approximately $13,000.

In fiscal 2002, we had a loss on sales of marketable securities of $837,000. This loss was comprised primarily of a loss of $242,000 from the sale of 491,000 shares of Magna Labs, Inc. and a loss of $516,000 from the sale of 72,000 shares of RezConnect Technologies, Inc. In addition, there was a loss of $26,000 from the sale of 15,000 shares of Azurel, Ltd. and a loss of $53,000 from the sale of 7,000 shares of Elephant & Castle Group, Inc. Total net proceeds generated from these sales were $185,000. All of these shares, except those of Elephant & Castle Group, Inc., were contributed to our company by Mr. Rubin as part of his payment to our company in Fiscal 1999 and 2000 in settlement of the 1998 shareholder derivative action at which point they had significantly higher market values.

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

Liquidity and Capital Resources

Management assesses liquidity in terms of our company's ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, financing requirements, investments in businesses, adequacy of available bank lines of credit and the ability to attract long-term capital with satisfactory terms.

Our primary needs for liquidity and capital resources are the funding of salaries and other administrative expenses related to the management of our company.

During the period of August 1, 2002 through June 16, 2003 and June 17 through December 31, 2003, our cash, cash equivalents and marketable securities increased by $237,000 and $18,000 respectively. Cash receipts during these two periods consisted of net proceeds of $2,875,000 in September 2002 from the settlement of litigation and net proceeds of $1,350,000 from the sale of the Bridge Notes on June 18, 2003. Of these monies, $1,508,000 was used for loans to NY Medical and $195,000 was used for loans to other companies; $250,000 was used to repay the May 2002 loan from the Rubin Family Irrevocable Stock Trust; $536,000 was used to pay accrued liabilities; $73,000 was used to purchase treasury stock ; approximately $585,000 was used for professional fees and other expenses related to the rescinded acquisition of Lifetime and NYMI and approximately $804,000 was used to fund day to day operations.

Our cash, cash equivalents and marketable securities of $384,000 as of December 31, 2003 are not sufficient to support current levels of operations for the next twelve months and it will be necessary for us to seek additional financing. In addition, we are in default on certain indebtedness and expect to continue non-payment of this indebtedness.

The Company's cash position as of the filing date of this Form 10-K is less than $50,000; however, the Company is actively seeking a loan of $250,000 and is currently in discussions with a financing source. Such loan, if consummated, when combined with the existing cash amount, will be sufficient to fund the operating costs and expenses of the Company for approximately 6 months. There is no assurance that any loan will be obtained, but management is confident of being able to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Commitments and Other Obligations

We remain contingently liable for certain capital lease obligations assumed by eGlobe, Inc. (eGlobe) as part of the Connectsoft Communications Corp. asset sale that was consummated in June 1999. (see Note 6).

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Accounting for Income Taxes

We currently record a full valuation allowance against the deferred tax benefit for net operating losses generated, since in management's opinion the net operating losses do not meet the more likely than not criteria for future realization.

Impairment of Investments

We review estimates of the value of our investments each reporting period and record an impairment loss to the extent that our management believes that there has been an impairment to the carrying value.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. We use estimates, among others, to determine whether any impairment is to be recognized.

Intangible Assets and Goodwill

We account for intangible assets and goodwill in accordance with Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets", which was adopted by we on February 1, 2002 in accordance with that statement, goodwill and intangible assets with indefinite lives are no longer amortized, but rather tested for impairment at least annually. Intangible assets with estimable useful lives, consisting of patents, trademarks, and rights, are amortized on a straight-line basis over the estimated useful lives of 5 to 15 years, and are reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment of long-lived Assets".

Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired in a purchase business combination.

Goodwill and intangible assets with definite lives are tested annually for impairment in accordance with the provisions of SFAS 142.

Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies' data. If the carrying amount of the reporting unit exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any. Any impairment loss would be expensed in the consolidated statements of earnings. The impairment test for intangibles with indefinite useful lives consists of a comparison of the fair value of the intangible assets with its carrying amount. When the carrying amount of the intangible assets exceeds its fair value, an impairment loss would be recognized for the difference.

Intangible assets with estimable lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or assets group may not be recoverable in accordance with SFAS 144. Recoverability of intangible assets with estimable lives and other long- lived assets is measured by a comparison of the carrying amount of an assets or asset group to future net undiscounted pretax cash flows expected to be generated by the assets or asset group. If these comparisons indicated that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or the asset group exceeds the related estimated fair value.

Recent accounting pronouncements

In July 2001, SFAS No. 142, "Goodwill and Other Intangible Asset" was issued. We adopted the provisions of SFAS 142 on February 1, 2002.

In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The company adopted SFAS 143 on February 1, 2003. Its adoption did not have an impact on our company's financial statements.

In June 2002, the Financial Accounting Standards Board (FASB) issued SFASNo. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The company adopted SFAS 146, effective February 1, 2003. The adoption of SFAS 146 did not have a material impact on our company's financial statements. The company has continued to account for employee-related post-employment benefit costs, including severance payments, under the provisions of SFAS No. 112, "Employer's Accounting for Post-Employment Benefits."

In November  2002,  FASB  Interpretation  No. 45,  "Guarantor's  Accounting  and
Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," was issued. This interpretation requires the initial recognition and initial measurement, on a prospective basis only, of guarantees issued or modified after December 31, 2002. Additionally, certain disclosure requirements were effective for financial statements ending after December 15, 2002. The adoption of this interpretation did not have an impact on our company's financial statements.

In January 2003, FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," (VIE's) was issued, and in December 2003, a revision to FIN 46 was issued. FIN 46 requires identification of our company's participation in VIE's, which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE's, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to a VIE, if any, bears a majority of the risk of the VIE's expected losses, or stands to gain from a majority of the VIE's expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE's that are deemed significant, even if consolidation is not required. This interpretation is effective for all VIE's created after January 31, 2003. The adoption of this interpretation did not have an impact on our company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have an impact on our company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003. The company adopted this standard on June 1, 2003. Its adoption did not have an impact on our company's financial statements.

In May 2003, the consensus on EITF Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease," was issued. The guidance in the consensus applies to the purchase or sale of goods and services under various types of contracts, including outsourcing arrangements. Based on the criteria in the consensus, both parties to an arrangement are required to determine whether the arrangement includes a lease within the scope of SFAS No. 13, "Accounting for Leases." The new requirement applies prospectively to new or modified arrangements for reporting periods beginning after May 28, 2003. Accordingly, as of August 1, 2003, the company accounted for new or modified arrangements based on this guidance. Adoption of this standard did not have an impact on our company's financial statements.


In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which enhanced the disclosure about pension plans and other post-retirement benefit plans, but did not change the measurement or recognition principles for those plans. The statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. Its adoption did not have an impact on our company's financial statements.

Financial Statements and Internal Controls

We believe it is critical to provide investors and other users of our financial statements with information that is relevant, objective, understandable and timely, so that they can make informed decisions. As a result, we have established and we maintain accounting systems and practices and internal control processes designed to provide reasonable assurance that transactions are properly executed and recorded and that our policies and procedures are carried out appropriately.

Financial Controls and Transparency

Our internal controls are designed to ensure that assets are safeguarded, transactions are executed according to management authorization and our financial systems and records can be relied upon for preparing our financial statements and related disclosures. Our system of internal controls includes continuous review of our financial policies and procedures to ensure accounting and regulatory issues have been appropriately addressed, recorded and disclosed. The independent auditors perform audits of our financial statements, in which they examine evidence supporting the amounts and disclosures in our financial statements, and also consider our system of internal controls and procedures in planning and performing their audits.

Management Controls

Our management team is committed to providing high-quality, relevant and timely information about our businesses. Management performs reviews of each of our businesses throughout the year, addressing issues ranging from financial performance and strategy to personnel and compliance.

In addition, see" Item 9A - Controls and Procedures" below.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk. We are exposed to market risk related to fluctuations in interest rates on our debt. An increase in prevailing interest rates could increase our interest payment obligations relating to variable rate debt.


Item 8. Financial Statements And Supplementary Data.

See page F-1 for an index to the Consolidated Financial Statements.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

On June 1, 2004, we appointed Seligson & Giannattasio, LLP as our independent auditors.

On June 16, 2003, we changed our fiscal year to December 31 in connection with the acquisition of NY Medical.

Item 9A. Controls And Procedures.

We evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls") pursuant to Rules 13a-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and our "internal controls and procedures for financial reporting" (Internal Controls) as of the end of the period covered by this Annual Report on Form 10-K. This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO) to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles in the United States Of America.

Since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, and no corrective actions were required or taken with regard to significant deficiencies and material weaknesses.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Our directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. The executive officers serve at the discretion of the Board of Directors in the absence of employment agreements. The following information is submitted with respect to each of our directors and executive officers as of the date of the filing of this annual report of Form 10-K.


Name                      Age       Positions presently held
----                      ---       ------------------------
Robert M. Rubin            64       Chairman of the Board of Directors and Chief
                                    Executive Officer
David M. Barnes            61       Chief Financial Officer and Director
C. Dean McLain             49       Executive Vice President and Director
Michael Metter             46       Director
Howard Katz (1)            63       Director


(1) Mr. Katz' resignation as a director of our company has been requested but as at the date of this Form 10-K such resignation has not been received.

Robert M. Rubin. Mr. Rubin has served as the Chairman of our Board of Directors since May 1991, and was our Chief Executive Officer from May 1991 to January 1, 1994. Between October 1990 and January 1, 1994, Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of our company and its subsidiaries; from January 1, 1994 to January 19, 1996, he served only as Chairman of the Board of our company and its subsidiaries. From January 19, 1996 to the present, Mr. Rubin served as Chairman of the Board, President and Chief Executive Officer. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986, when the business was sold to Olsten Corporation (NYSE). Mr. Rubin continued as a director of SCI until the latter part of 1987. Mr. Rubin is also a Director of Western Power and Equipment Corp. Mr. Rubin was a director of Med-Emerg, Inc., a publicly held Canadian management company for hospital emergency rooms and outpatient facilities until November 2001. Mr. Rubin was also a director of StyleSite Marketing, Inc., which liquidated its assets for the benefit of secured creditors in January 2000.

David M. Barnes. Mr. Barnes has served as our Chief Financial Officer since May 15, 1996, and was a director from November 8, 1996 through June 17, 2003. Mr. Barnes resigned as a member of our board of directors effective on June 17, 2003 but was reappointed to our board of directors upon the effectiveness of the rescission agreement with NY Medical. Mr. Barnes is also presently a member of the Advisory Board of Interactive Imagination, Inc., a privately-held video game developer based in Seattle, WA.

C. Dean McLain. Mr. McLain has served as our Executive Vice President since March 1, 1993, as a director since March 7, 1994, and President of Western Power and Equipment Corp. since June 1, 1993. From 1989 to 1993, Mr. McLain served as Manager of Privatization of Case Corporation. From 1985 to 1989, Mr. McLain served as General Manager of Lake State Equipment, a distributor of John Deere construction equipment. Mr. McLain holds a B.S. degree in Business and Economics, and a Master's of Business Administration, from West Texas State University. Mr. McLain devotes his full professional time to Western and included in such time is time spent on our business.

Michael Metter. Mr. Metter has served as a Director since December 14, 2001. Mr. Metter resigned as a member of our board of directors effective on June 17, 2003, but was reappointed to our board of directors upon the effectiveness of the rescission agreement with NY Medical on May 27, 2004. Since March 2001, Mr. Metter has been the President of RME International, Ltd.(RME) Mr. Metter also currently consults to a broad range of businesses, including IT communications and media businesses, on mergers, acquisitions, restructuring, financing and other matters. From October 1998 to February 2001, Mr. Metter was a principal of Security Capital Trading, Inc, and was a principal at Madison Capital from September 1997 to October 1998. Prior thereto, Mr. Metter was the President of First Cambridge Securities from October 1994 to August 1997.

Howard Katz. Mr. Katz has been a director since April 15, 1996, and was an Executive Vice President from April 15, 1996 through July 31, 1998. Since August 1998 to the present Mr. Katz has been the Chief Executive Officer of Imagine Networks, LLC., a company based in New York City that engages in advanced technology and software development. Mr. Katz' resignation was requested in connection with the contemplated acquisition of NY Medical, but such resignation was never furnished to us.

Family Relationships

There is no family relationship between any of the directors and/or executive officers, by blood, marriage or adoption.

Involvement in certain legal proceedings

Except as set forth herein, no officer or director of our company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Securities Exchange Act, as amended (the "Exchange Act") requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors and persons who beneficially own more than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of reporting forms furnished to us, and written representations that no other reports were required, we do not believe that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to our directors, officers and any persons holding 10% or more of our common stock with respect to our fiscal year ended December 31, 2003, were satisfied on a timely basis.

Code of Ethics

Our board of directors adopted a Code of Ethics that covers all executive officers of our company and its subsidiaries. The Code of Ethics requires that senior management avoid conflicts of interest; maintain the confidentiality of information relating to our company; engage in transactions in shares of our common stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Ethics; and comply with other requirements which are intended to ensure that such officers conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of our company.

All our executive officers are required to affirm in writing that they have reviewed and understand the Code of Ethics.

Any amendment of our Code of Ethics or waiver thereof applicable to any of our principal executive officer, principal financial officer and controller, principal accounting officer or persons performing similar functions will be disclosed on our website within 5 days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed. A copy of our Code of Ethics is attached hereto as Exhibit 14.

Audit Committee

Our board of directors has an audit committee comprised of Michael Metter. The audit committee makes recommendations to our board of directors regarding the independent auditors for our company, approves the scope of the annual audit activities of our independent auditors, review audit results and will have general responsibility for all of our auditing related matters.

The purpose of the Audit Committee is to assist our board of directors in the oversight of the integrity of the consolidated financial statements of our company, our company's compliance with legal and regulatory matters, the independent auditor's qualifications and independence, and the performance of our company's independent auditors. The primary responsibilities of the Audit Committee are set forth in its charter, and include various matters with respect to the oversight of our company's accounting and financial reporting process and audits of the consolidated financial statements of our company on behalf of our board of directors. The Audit Committee also selects the independent certified public accountants to conduct the annual audit of the consolidated financial statements of our company; reviews the proposed scope of such audit; reviews accounting and financial controls of our company with the independent public accountants and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates.

Accordingly, the Audit Committee discusses with our independent auditors, our audited financial statements, including among other things the quality of our accounting principles, the methodologies and accounting principles applied to significant transactions, the underlying processes and estimates used by our management in our financial statements and the basis for the auditor's conclusions regarding the reasonableness of those estimates, in addition to the auditor's independence.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We have not yet been able to identify and appoint a suitable nominee as of the date of this annual report. Our management is currently diligently pursuing such a candidate.

Compensation of the Board of Directors

Directors who are also our employees do not receive additional compensation for serving on the Board or its committees. Non-employee directors are not paid any annual cash fee. In addition, directors are entitled to receive options under our Stock Option Plan. All directors are reimbursed for their reasonable expenses incurred in attending Board meetings. We intend to procure directors and officers liability insurance.

Limitation on Liability and Indemnification of Directors and Officers Under Delaware General Corporation Law a director or officer is generally not individually liable to the corporation or its shareholders for any damages as a result of any act or failure to act in his capacity as a director or officer, unless it is proven that:

1. his act or failure to act constituted a breach of his fiduciary duties as a director or officer; and

2. his breach of those duties involved intentional misconduct, fraud or a knowing violation of law.

This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. As a consequence of this provision, stockholders of ours will be unable to recover monetary damages against directors or officers for action taken by them that may constitute negligence or gross negligence in performance of their duties unless such conduct falls within one of the foregoing exceptions. The provision, however, does not alter the applicable standards governing a director's or officer's fiduciary duty and does not eliminate or limit our right or any stockholder to obtain an injunction or any other type of non-monetary relief in the event of a breach of fiduciary duty.

As permitted by Delaware law, our By-Laws include a provision which provides for indemnification of a director or officer by us against expenses, judgments, fines and amounts paid in settlement of claims against the director or officer arising from the fact that he was an officer or director, provided that the director or officer acted in good faith and in a manner he or she believed to be in or not opposed to our best interests. We have purchased insurance under a policy that insures both our company and our officers and directors against exposure and liability normally insured against under such policies, including exposure on the indemnities described above.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11. Executive Compensation

The following table summarizes the compensation for services rendered to our company during fiscal years 2001, 2002 and 2003 by (i) our Chief Executive Officer, and (ii) each of our other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 and whose compensation is required to be disclosed under SEC rules.


                                  Annual Compensation ($)         Long Term Compensation
                                                                          Awards         Payouts
Name and                                             Other Annual Securities Underlying  LTIP      All Other
Principal Position         Year   Salary   Bonus     Compensation Options/ SARs(#)       Payouts   Compensation
Robert M. Rubin (1)        2003  $257,000     -      $200,000 (2)         -                 -           -
                           2002  $247,000 $300,000   $200,000             -                 -           -
                           2001  $238,000     -      $200,000             -                 -           -
David M. Barnes            2003  $120,000     -          -                -                 -           -
                           2002  $150,000     -          -                -                 -           -
                           2001  $135,000     -          -                -                 -           -


(1) Effective in July 1999, Mr. Rubin was entitled to an annual salary of $225,000 plus a minimum increase each year equal to the percentage rise in the New York City wage index (approximately 4% per year).

(2) Mr. Rubin is also engaged by Western, pursuant to a consulting agreement that expires on July 31, 2007. He receives $200,000 annually plus reimbursement for his business expenses.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the most recent practicable date, our authorized capitalization consisted of forty million shares of common stock, par value $0.01 per share. As of the most recent practicable date, there were 3,824,799 shares of our common stock issued and outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders. The following table sets forth, as of the most recent practicable date, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors,
(iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.



Name and Address                                          Amount Owned (1)                  Percent of Class (2)
----------------                                          ----------------                  --------------------

Rubin Family Irrevocable Stock Trust (3)                     5,157,474                            69.39%
Robert M. Rubin (4)                                             33,680                                 *
David M. Barnes (5)                                            749,500                            18.39%
C. Dean McLain (6)                                             962,000                            23.83%
Michael Metter (7)                                             130,000                             3.38%
Howard Katz (8)                                                 64,000                             1.64%
All officers and directors as a group (5 persons)            7,096,654                            87.96%

* Less than one percent

(1) Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(2)  Figures may not add up due to rounding of percentages.

(3) Consists of (i) 1,549,831 shares of our common stock currently owned by the Rubin Family Irrevocable Stock Trust (the "Trust"), and (ii) 3,607,643 shares of AUGI common stock issuable to the Trust upon conversion of the B-3 Preferred. The Trust was created by Robert M. Rubin, our chairman and chief executive officer, for the benefit of his wife Margery Rubin and their children. Mr. Rubin disclaims beneficial interest in all securities of our company held by the Trust.

(4) Includes (a) 80 shares of our common stock owned by Mr. Rubin and (b) presently exercisable options to acquire an additional 33,600 shares of our common stock.

(5)  Includes options to purchase 249,500 shares of our common stock.

(6)  Includes options to purchase 212,000 shares of our common stock.

(7)  Includes options to purchase 110,000 shares of our common stock.

(8)  Consists of options to purchase 64,000 shares of our common stock.

Item 13. Certain Relationships And Related Transactions.

On June 16, 2003, our company, Lifetime Acquisition Corp., a Delaware corporation and wholly owned subsidiary of our company ("Merger Sub"), and Lifetime Healthcare Services, Inc., a Delaware corporation ("Lifetime"), entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement").

Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub was merged into Lifetime as of June 17, 2003 (the "Merger"). As a result of the Merger, the outstanding shares of capital stock of each of Merger Sub and Lifetime were converted or canceled, the separate corporate existence of Merger Sub ceased, and Lifetime continued as the surviving corporation in the Merger as a wholly owned subsidiary of our company.

Immediately prior to the Merger, 55% of the capital stock of NY Medical was acquired by Lifetime pursuant to that certain Stock Purchase Agreement, dated March 21, 2003, as amended (the "NY Medical Stock Purchase Agreement") entered into by and among Lifetime, Redwood, and NY Medical.

Prior to the Merger, the Rubin Family Irrevocable Stock Trust (the "Trust") owned approximately 77.6% of the shares of common stock, par value $.01 per share of our company. In connection with the Merger, our company:

     - issued to the former stockholders of Lifetime, an aggregate of 467,500 shares of our company's Series B-2 Convertible Preferred Stock (the "B-2 Preferred"), convertible into an aggregate of 9,350,000 shares of Our common stock, which B-2 Preferred votes on an "as converted" basis with our common stock on all matters as to which holders of our common stock may vote; and

     - entered into a certain agreement (the "Closing Agreement") which was to govern the constitution of our board of directors and materially impact its decision-making capability.

In contemplation of the Merger Agreement, we declared a stock dividend on our common stock with a record date of June 10, 2003. The stock dividend took the form of the issuance of 232,500 shares of our newly authorized and designated Series B-3 Convertible Preferred Stock (the "B-3 Preferred") to the holders of our common stock on the record date on a pro rata basis. Each share of the B-3 Preferred is convertible, on or after December 17, 2003, into 20 shares of our common stock at the discretion of our board of directors. Accordingly, an aggregate of 4,650,000 shares of our common stock would be issued to the record holders of the B-3 Preferred if all shares of B-3 Preferred were converted. The shares of B-3 Preferred vote together with our common stock on an "as converted basis."

We attempted to consummate a private placement of our securities beginning in September, 2003 in order to raise approximately $5.7 million to pay $2.0 million principal amount of the Lifetime Note and retire the Landow Note, among other purposes. In October 2003, Dr. Landow, acting on behalf of NY Medical, Tracy Landow and Redwood, extended the due date to satisfy the payment events (the "Payment Events") under the Closing Agreement. The Payment Events were postponed from October 17, 2003 to November 17, 2003 in consideration for our agreement to extend the due date of the $1,500,000 NY Medical Note payable to us to January 2, 2005.

We were unable to consummate the requisite financing by the extended date, and in November 2003, Dr. Landow declared a default event. On December 5, 2003, a written notice of a special telephonic meeting of the board of directors to be held on Monday, December 8, 2003 was transmitted by Messrs. Landow, Fause and Good to Messrs. Rubin and McLain; the purpose of the special meeting was, among other things, to consider a possible rescission of the acquisition of 55% of the capital stock of NY Medical by our company and the transactions relating thereto.

On December 8, 2003, a telephonic meeting of the board was allegedly convened. As a result of such alleged board meeting, minutes were prepared and executed by Messrs. Landow, Fause and Good, and on December 9, 2003, a rescission agreement among our company, Merger Sub, Lifetime, NY Medical, Redwood and the ESOP, dated as of December 9, 2003 (the "Rescission Agreement") was entered into and delivered to counsel to our company and Messrs. Rubin and McLain.

Under the terms of such Rescission Agreement:

          - the Merger, Merger Agreement and all related documents were cancelled and rescinded and rendered null and void, ab initio, for all purposes, including for tax purposes;

          - the NY Medical Stock Purchase Agreement, the acquisition of capital stock of NY Medical and all transactions relating thereto were cancelled and rescinded and rendered null and void, ab initio, for all purposes, including for tax purposes;

          - the share exchange agreement between our company and the ESOP pursuant to which we were to acquire the remaining 45% of NY Medical not acquired through the Merger Agreement (the "Share Exchange Agreement") and all transactions relating thereto were cancelled and rescinded and rendered null and void, ab initio, for all purposes, including for tax purposes; and

          - in order to enable us to repay the $1.5 million of bridge notes (the "Bridge Notes") owed to certain investors in March 2004, NY Medical agreed under the terms of the Rescission Agreement that "the NY Medical Note shall be modified such that all principal and interest thereunder shall be due from NY Medical to AUGI on March 30, 2004." In consideration of such modification, the Rescission Agreement permits NY Medical or its representatives to communicate directly with the holders of the Bridge Notes for the purpose of, among other things, negotiating an alternative mechanism for the payment of the Bridge Notes.

Subsequent to December 9, 2003, Mr. Rubin objected to the December 8, 2003 meeting and the Rescission Agreement for a variety of reasons, including the alleged failure to properly convene such meeting. On December 12, 2003, counsel for NY Medical and Redwood commenced a lawsuit against our company, Lifetime, Robert M. Rubin, Kenneth Orr and Robert DePalo in the New York State Supreme Court seeking, among other things to declare the Rescission Agreement as valid and effective and also seeking monetary damages against the defendants for fraudulent inducement, unjust enrichment and breach of fiduciary duties and breach of contract. Our company and our counsel believe that the suit is totally without merit and that we have a number of valid defenses and counterclaims against Dr. Landow and NY Medical.

Since late December 2003, the parties have been holding discussions with a view toward settling the dispute, and the defendants in the above litigation have been granted extensions to answer or otherwise plead.

On March 8, 2004, our corporate counsel advised counsel to NY Medical, Redwood and its affiliates that each of our company and Messrs. Rubin and McLain, as members of our board of directors, have reconsidered their position and that they agree with NY Medical, Redwood, Dr. Landow, Tracy Landow and the ESOP that:

          - effective as of December 9, 2003, the Merger, Lifetime Merger Agreement and all related merger documents are null and void, ab initio, for all purposes, including, without limitation, for tax purposes;

          - effective as of December 9, 2003, the NY Medical Stock Purchase Agreement, the acquisition of capital stock of NY Medical and all transactions contemplated thereby are null and void, ab initio, for all purposes, including, without limitation, for tax purposes;

          - effective as of December 9, 2003, the Share Exchange Agreement between our company and the ESOP and all transactions contemplated thereby are null and void, ab initio, for all purposes, including, without limitation, for tax purposes; and

          -    all  principal  amount of and accrued  interest on the NY Medical
               Note is, in fact, due and payable on March 30, 2004, and NY Medical shall have the right to communicate directly with the holders of the Bridge Notes for the purpose of, among other things, negotiating an alternative mechanism for the payment of the Bridge Notes.

Our counsel's letter did not condition acceptance of the above arrangements upon a dismissal or voluntary settlement of the pending litigation, but rather requested that NY Medical or its counsel advise as to mechanisms for NY Medical to (a) communicate with the holders of the Bridge Notes, (b) effect full payment on March 30, 2004 of the NY Medical Note, and (c) return the stock certificates and other documents to effect the transactions contemplated by the Rescission Agreements. To date, neither our company nor its counsel have been formally contacted by NY Medical or its counsel concerning such matters.

As a result of the consummation of the transactions contemplated by the Rescission Agreement:

          - 55% of the capital stock of NY Medical will be returned to Redwood and the proposed Share Exchange with the ESOP will be cancelled;

          - the Merger is cancelled and rescinded, and all 467,500 shares of our Series B-2 Preferred Stock issued to the former stockholders of Lifetime are rendered null and void, without any further value or rights, and returned to the treasury of our company for cancellation;

          - all stock options issued to Dr. Landow, Joseph Ciavarella, the directors designated by Dr. Landow and other employees of NY Medical are cancelled, which options were exercisable for an aggregate of 2,100,000 shares of our common stock;

          - effective as of December 9, 2003 each of Dr. Landow, Stuart Fause and John Good is deemed to have resigned as a member of our board of directors; and

          -    we cancelled the $5,500,000 Landow Note.


Effect of the Rescission of the NY Medical and Related Transactions.

As at the date of this filing, our company is in default in payment of the $1.5 million of Bridge Notes that were due and payable on March 17, 2004. On March 30, 2004, the $1.5 million of NY Medical Notes became due and payable. The NY Medical Notes and our subordinated security interest in the assets of NY Medical have been assigned to the holders of the Bridge Notes. We expect to negotiate with representatives of NY Medical extensions of such obligations or otherwise enter into compromise arrangements with the holders of the Bridge Notes. Our company has been advised that NY Medical is currently negotiating to refinance its indebtedness owed to DVI Business Credit Corp. ("DVI"), the senior secured lender to NY Medical, that holds a first priority lien and security interest on all of the assets of NY Medical. However, in April 2004, certain holders of the Bridge Notes sued us for repayment thereof (see "Item 3. Legal Proceedings").

In the event that NY Medical does not successfully refinance its obligations to DVI, or should either we or the holders of the Bridge Notes demand payment of the NY Medical Note and seek to foreclose on the assets of NY Medical, it may be expected that DVI will foreclose on its priority lien on such NY Medical assets. In such event it is probable that neither we nor the holders of the Bridge Notes will receive significant net proceeds, if any, from the liquidation of the collateral.

Our cash position as at the filing date of this report on Form 10-K is less than $100,000. Inasmuch as we no longer own NY Medical or any other operating business, in the event that any of the holders of the Bridge Notes are successful in their suit against us, we will be unable to pay such Bridge Notes. Accordingly, we would not be able to continue as a going concern, and may be required to seek protection from our creditors under Chapter 11 of the Federal Bankruptcy Act.

The Trust was issued an aggregate of 180,382 shares of B-3 Preferred, which would convert into a maximum of 3,607,643 shares of common stock, but gained no benefit therefrom not shared on a pro rata basis with all other holders of our common stock as of June 10, 20
Item 14. Principal Accountant Fees and Services

Aggregate fees billed to our company for the periods indicated by our principal accountants, are as follows:




                         June 17, 2003 to    August 1, 2002 to   Year ended July 31,
                         December 31, 2003    June 16, 2003        2002             2001
                         -----------------    -------------    ------------  ------------

AUDIT FEES:

PriceWaterhouseCoopers      $               $                    $  22,000      $ 26,000

Seligson & Giannatassio       10,000              10,000

Eisner, LLP                   10,000              10,000


AUDIT RELATED FEES:

Eisner, LLP                   10,000              10,000

Bagell & Joseph                                    1,000


TAX FEES:

Robert Schulman                                   25,000                          25,000


ALL OTHER FEES:

Bagell & Joseph                                    7,500

Eisner, LLP                    25,000             35,000
                           -----------        -----------         ------------   -----------
Total                    $     55,000      $      98,500        $    22,000    $  51,000
                           ==========         ==========          ============   ===========


                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Page
                                                                          Number


    Independent Auditors' Reports......................................... F-2-3
    Consolidated Balance Sheets
    December 31, 2003, June 16, 2003 and July 31, 2002...................... F-4
    Consolidated Statements of Operations for the periods
    June 17, 2003 through December 31, 2003, August 1, 2002
    through June 16, 2003 and the years ended July 31, 2002
    and 2001................................................................ F-5
    Consolidated Statements of Deficit for the periods
    June 17, 2003 through December 31, 2003, August 1, 2002
    through June 16, 2003 and the years ended July 31, 2002
    and 2001...............................................................F-6-7
    Consolidated Statements of Cash Flows for the periods
    June 17, 2003 through December 31, 2003, August 1, 2002
    through June 16, 2003 and the years ended July 31, 2002
    and 2001................................................................ F-8
    Notes to the Consolidated Financial Statements........................F-9-24

To The Board of Directors
American United Global, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of American United Global, Inc. and subsidiaries as of June 16, 2003 and December 31, 2003 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the period August 1, 2002 to June 16, 2003 and the period June 17, 2003 to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American United Global, Inc. and subsidiaries as of June 16, 2003 and December 31, 2003 and the consolidated results of their operations and their consolidated cash flows for the period August 1, 2002 to June 16, 2003 and for the period June 17, 2003 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.




Seligson & Giannattasio, LLP
N. White Plains, New York
June 24, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of American United Global, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income (loss), of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of American United Global, Inc. and its subsidiaries (the "Company") at July 31, 2002, and the results of their operations and their cash flows for the years ended July 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations and has had a working capital deficit for each of the years ending July 31, 2001 and 2002. Further, as discussed in Note 1 to the financial statements, the Company may require additional funds to continue its operations. Such factors raise doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP


Portland, Oregon
November 8, 2002


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS




                                  ASSETS
                                                                     December 31, 2003        June 16, 2003      July 31, 2002
                                                                     -----------------        -------------      -------------
CURRENT ASSETS:
Cash and cash equivalents                                            $    379,000           $    353,000          $   105,000
Investment in marketable securities,
     at market value                                                        5,000                  9,000               20,000
Litigation settlement receivable                                            -                       -               2,875,000
Notes receivable from New York Medical, Inc.,
     net of reserve of $1,508,000 and $ -0-                                     0                850,000                 -
Investment in Informedix                                                  100,000                100,000                 -
Note receivable, SpongeTech                                                50,000                 25,000                 -
Note receivable, InforMedix                                                20,000                  -                     -
Note receivable, other                                                     25,000                  -                     -
Prepaid expenses                                                             -                    75,000                 -
Interest receivable                                                         5,000                 12,000                 -
                                                                     ------------           ------------         -------------
TOTAL CURRENT ASSETS                                                      584,000              1,424,000            3,000,000
                                                                     ------------           ------------         -------------
TOTAL ASSETS                                                         $    584,000           $  1,424,000         $  3,000,000
                                                                     ============           ============         ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Short-term borrowings in default, including
accrued interest of $1,060,000, $979,000 and $848,000                   2,560,000           $   2,479,000          $ 2,348,000
Accounts payable                                                           14,000                  16,000               26,000
Accrued liabilities                                                       478,000                 158,000              963,000
Notes payable                                                               7,000                  47,000              250,000
Distribution payable to Series B-3 Preferred shareholders
                                                                          100,000                   -                    -
Bridge notes payable, net of unamortized
                discount of $417,000                                    1,083,000                  -                     -
                                                                     ------------           -------------        -------------
       TOTAL CURRENT LIABILITIES                                        4,242,000               2,700,000            3,587,000
                                                                     ------------           -------------        -------------
      TOTAL LIABILITIES                                                 4,242,000               2,700,000            3,587,000
                                                                     ------------           -------------        -------------
Commitments and contingencies

SHAREHOLDERS' DEFICIT:
 Preferred stock, 12.5% cumulative, $1.00 per share
 liquidation value, $.01 par value; 1,200,000
 shares authorized; none issued and outstanding                         -                        -                    -
 Series B-1 preferred stock, each 25 shares convertible into 1 common share, $3.50 per share
 liquidation value, $.01 par value; 1,000,000 shares
 authorized; 407,094 issued and outstanding                                 4,000                   4,000                4,000
 Series B-3 preferred stock, each share
 convertible into 20 common shares, $20.00
 per share liquidation value, $.01 par value,
 232,500 shares authorized; 232,500 shares
 issued and outstanding                                                     2,000                    -                     -
 Common stock, $.01 par value; 40,000,000
 shares authorized; 2,532,699, 1,997,624 and
 1,997,624 shares issued and outstanding                                   25,000                  20,000               20,000
 Additional paid-in capital                                            53,126,000              51,475,000           51,375,000
 Accumulated deficit                                                  (56,661,000)            (52,625,000)         (51,927,000)
 Accumulated unrealized loss, net                                         (74,000)                (70,000)             (59,000)
                                                                     ------------             ------------        -------------
                                                                       (3,578,000)             (1,196,000)            (587,000)
                                                                     ------------             ------------        -------------
  Less cost of treasury shares                                            (80,000)                (80,000)                -
                                                                     ------------            ------------         -------------
     Total shareholders' deficit                                       (3,658,000)             (1,276,000)            (587,000)
                                                                     ------------            ------------         -------------

       TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                   $    584,000             $ 1,424,000          $ 3,000,000
                                                                     ============            ============          ============

                                    See notes to consolidated financial statements
                                                       F-4

                                   AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     JUNE 17, 2003 TO            AUGUST 1,          YEAR ENDED       YEAR ENDED
                                                     DECEMBER 31,                 2002 TO            JULY 31,         JULY 31,
                                                          2003                  JUNE 16,2003           2002             2001
                                                     ---------------           --------------     -------------    -------------

General and administrative expenses                   $  1,281,000                $871,000         $ 1,154,000      $ 1,214,000

Operating loss                                          (1,281,000)               (871,000)         (1,154,000)      (1,214,000)
                                                        ----------                --------           ----------       ----------

Income from litigation settlement                             -                       -              2,875,000             -
Impairment of Investment in Western Power and
Equipment Corp.                                                                                                      (1,771,000)
Impairment of Investment in Intertech Capital, Inc.           -                       -               (250,000)            -
Interest paid in common stock                                 -                       -             (1,000,000)            -
Interest expense, net                                   (1,247,000)               (107,000)           (149,000)        (248,000)
Loss on sale of marketable securities                         -                       -               (837,000)      (1,395,000)
Other income                                                  -                    280,000                 -            506,000
Reserve for notes due from
  New York Medical, Inc.                                (1,508,000)                   -                    -                -
Equity in loss of unconsolidated subsidiary                   -                       -               (702,000)      (2,823,000)
                                                        ----------                --------           ----------       ----------
Loss before taxes                                       (4,036,000)               (698,000)         (1,217,000)      (6,945,000)
Benefit for income taxes                                      -                       -                    -            545,000
                                                        ----------                --------           ----------       ----------
Net loss                                               $(4,036,000)           $   (698,000)        $(1,217,000)     $(6,400,000)
                                                        ----------                --------          ----------       ----------
Basic and diluted loss per share:

Basic and diluted loss per share                       $      (0.56)          $      (0.35)        $     (1.50)     $    (13.02)
                                                        ----------                --------           ----------       ----------

Weighted average number of shares                        7,182,699               1,997,624             810,124          491,413
                                                         =========               =========             =======          =======

                                    See notes to consolidated financial statements

                                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF DEFICIT


                                                           PREFERRED STOCK                                    COMMON STOCK
                                                           ---------------                                    ------------

                                                                                                          Number of
                                               Number of shares                  Amount                   shares         Amount
                                               ----------------                  ------                   ------         ------

                                              B-1         B-2 and B-3        B-1      B-2 and B-3
                                            ---------    ------------   ----------  --------------
Balance at July 31, 2000                     416,263          -           $  4,000       -                 485,735     $     5,000
Net loss                                        -             -               -          -
Additional private placement shares             -             -               -          -                  11,500
Conversion of preferred to common             (8,420)         -               -          -                     337            -
                                            ---------     ---------       ---------  ----------       ------------     ------------
Balance at July 31, 2001                     407,843          -              4,000    $  -                 497,572           5,000
Net loss                                        -             -               -          -                    -               -

Conversion of preferred stock to common
                                               (749)          -                                                52              -
Shares issued in connection with
the loan from the Rubin Family Trust            -             -               -          -              1,500,000            15,000
                                            ---------     ---------       ---------  ----------       ------------     ------------
Balance at July 31, 2002                     407,094          -              4,000       -              1,997,624           20,000

Net loss                                        -             -               -          -                   -                -
                                            ---------     ---------       ---------  ----------       ------------     ------------
Balance at June 16, 2003                     407,094          -              4,000       -              1,997,624           20,000

Net loss

Issuance of B-2 preferred stock                 -           467,500           -           5,000              -                -
Issuance of B-3 preferred stock                 -           232,500           -           2,000              -                -
Cancellation of B-2 preferred stock             -          (467,500)          -          (5,000)             -                -

Issuance of common shares in payment of
legal fees                                      -              -             -             -              535,075            5,000
                                            ---------     ---------       ---------  ----------       ------------     ------------
Balance at December 31, 2003                 407,094        232,500       $ 4,000        $2,000         2,532,699      $    25,000
                                            =========     =========       =========  ==========       ============     ============


                                    See notes to consolidated financial statements


                                                                       ACCUMULATED
                                                ADDITIONAL               OTHER                           COST OF      SHAREHOLDER'S
                                                 CONTRIBUTED        COMPREHENSIVE       ACCUMULATED      TREASURY     EQUITY
                                                  CAPITAL               LOSS              DEFICIT         STOCK       (DEFICIT)
                                                  ----------          -----------      ------------   -----------    -------------
Balance at July 31, 2000                        $ 50,390,000       $    1,284,000    $ (44,310,000)                   $  7,373,000
Net loss                                                -                    -          (6,400,000)         -           (6,400,000)
Accumulated unrealized loss, net                        -              (2,158,000)            -             -           (2,158,000)
Additional private placement shares                     -                    -                -             -                 -
Conversion of preferred to common                       -                    -                -             -                 -
                                                  ----------             --------      -----------     ----------       ----------
Balance at July 31, 2001                          50,390,000             (874,000)     (50,710,000)          -          (1,185,000)
                                                  ----------             --------      -----------     ----------       ----------

Net loss                                                                                (1,217,000)          -          (1,217,000)
Accumulated unrealized loss, net                                          815,000                            -             815,000
Shares issued in connection with the
Loan from the Rubin Family Trust                     985,000                                  -              -           1,000,000
                                                  ----------             --------      -----------      ----------      ----------
Balance at July 31, 2002                          51,375,000              (59,000)     (51,927,000)          -            (587,000)
Net loss                                                                                  (698,000)          -            (698,000)
Accumulated unrealized loss                             -                 (11,000)            -              -             (11,000)
Purchase of Treasury Shares                             -                    -                -           (80,000)         (80,000)
Stock option compensation                            100,000                 -                -              -             100,000
                                                  ----------             --------      -----------       ---------      ----------
Balance at June 16, 2003                          51,475,000             (70,000)      (52,625,000)       (80,000)      (1,276,000)

Net loss                                                                                (4,036,000)          -          (4,036,000)
Accumulated unrealized loss                             -                 (4,000)             -              -              (4,000)
Issuance of B-2 preferred stock                       (5,000)               -                 -              -                -
Issuance of B-3 preferred stock                       (2,000)               -                 -              -                -
Cancellation of B-2 preferred stock                    5,000                -                 -              -                -
Issuance of common shares in payment of legal
fees                                                 170,000                -                 -              -              175,000
Bridge Notes - Beneficial conversion feature       1,500,000                -                 -              -            1,500,000
Start up costs of Lifetime                            83,000                -                 -              -               83,000
Distribution of Informedix shares to B-3
preferred shareholders                              (100,000)               -                 -              -             (100,000)
                                                  ----------             --------      -----------       ---------      -----------
Balance at December 31, 2003                    $ 53,126,000       $     (74,000)    $ (56,661,000)      $(80,000)    $ (3,658,000)
                                                  ==========             ========      ===========       =========      ===========

                                 See notes to consolidated financial statements

                                             AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


<
                                                          JUNE 17, 2003     AUGUST 1, 2002
                                                          TO DECEMBER 31,   TO JUNE 16,      YEAR ENDED JULY    YEAR ENDED JULY
                                                          2003              2003             31, 2002           31, 2001

                                                             --------        ---------           --------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $(4,036,000)      $ (698,000)       $(1,217,000)      $(6,400,000)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
  Beneficial conversion feature                             1,083,000            -                   -                 -
  Equity in loss of affiliate                                    -               -                702,000         2,823,000
  Interest paid in common stock                                  -               -              1,000,000              -
  Legal fees paid in common stock                             175,000            -                   -                 -
  Stock option compensation                                      -             100,000
   Loss on sale of marketable securities                         -                                837,000         1,395,000
   Impairment of investments                                     -                                250,000         1,946,000
  Reserve for NYMI note receivable                          1,508,000             -                  -                 -
Changes in assets and liabilities, net
of  effect of distribution:
 Prepaid expenses and other receivables                        82,000          (87,000)            27,000           240,000
 Litigation settlement receivable                                -           2,875,000         (2,875,000)             -
 Accounts payable                                              (2,000)         (10,000)           (13,000)           53,000
 Accrued liabilities                                          320,000         (806,000)           440,000        (1,271,000)
                                                              -------         --------            -------        ----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
                                                             (870,000)       1,374,000           (849,000)       (1,214,000)
                                                             --------        ---------           --------        ----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Loan to Informedix, Inc.                                    (20,000)        (100,000)               -                -
  Loan to Scantek Medical, Inc.                               (25,000)            -                   -                -
  Loans to Spongetech, Inc.                                   (25,000)         (25,000)               -                -
  Loans to New York Medical, Inc.                            (658,000)        (850,000)               -                -
  Purchase of treasury stock                                     -             (80,000)               -                -
  Sales of marketable securities                                 -                                185,000         1,275,000
  Net effect on cash from distribution
    of Western Power shares                                      -                -                  -             (823,000)
                                                             --------        ---------           --------        ----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
                                                             (728,000)      (1,055,000)           185,000           452,000
                                                             --------        ---------           --------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Bridge Notes,                         1,500,000
Net (payments) / borrowings under
term loans                                                    (40,000)          48,000
(Repayment) / borrowing under note payable to Rubin
Family Trust                                                                  (250,000)           250,000
Increase in short term borrowings                              81,000          131,000
Start up costs of Lifetime                                     83,000             -                  -               -
                                                             --------        ---------           --------        ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         1,624,000          (71,000)           250,000            -
                                                             --------        ---------           --------        ----------
Net increase (decrease) in cash
and cash equivalents                                           26,000           248,000          (414,000)         (762,000)
Cash and cash equivalents, beginning                          353,000       $   105,000           519,000         1,281,000
                                                             --------        ---------           --------        ----------
Cash and cash equivalents, ending                         $   379,000       $   353,000        $  105,000        $  519,000
                                                          ===========       ===========        ==========        ==========

                                    See notes to consolidated financial statements

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

American United Global, Inc. (the "Company" or "AUGI"), is incorporated in Delaware and its corporate office is in Kirkland, Washington. AUGI has had operating subsidiaries in prior years and is currently a non-operating public shell corporation.

On June 16, 2003, AUGI, Lifetime Acquisition Corp., a newly formed wholly owned subsidiary of AUGI ("Merger Sub") and Lifetime Healthcare Services, Inc. ("Lifetime") entered into an amended and restated agreement and plan of merger (the "Merger Agreement"). AUGI consummated the acquisition of Lifetime through the merger of Merger Sub with and into Lifetime, effective as of June 17, 2003 (the "Lifetime Merger"). Lifetime was a holding company whose only assets consisted of a note receivable from New York Medical, Inc. ("NYMI") and its ownership of 55% of the capital stock of NYMI acquired by Lifetime immediately prior to the consummation of the Merger.

For accounting purposes, the transaction between AUGI and Lifetime was considered, in substance, a capital transaction rather than a business combination. The exchange was accounted for as a reverse acquisition since the former shareholders of Lifetime would have owned a majority of the outstanding common stock of AUGI upon conversion of the preferred shares they received in the merger. However, on December 8, 2003 certain members of the Board of Directors of AUGI, Lifetime, NYMI and Redwood Investment Associates, LLP ("Redwood", the previous majority owner of NYMI) executed a Rescission Agreement effective as of December 9, 2003. The remaining members of the Board of Directors executed the Rescission Agreement on March 8, 2004, effective December 9, 2003 (see Note 3).

As a result of the merger with Lifetime, AUGI changed its year end of July 31, to December 31, the year end of Lifetime, and will continue to report on a December 31 year end basis subsequent to the Rescission Agreement.


GOING CONCERN

At December 31, 2003, the Company had a working capital deficiency of $3,658,000, an accumulated deficit of $56,661,000, and had incurred a loss of $4,036,000 for the period of June 17, 2003 through December 31, 2003 and a loss of $698,000 for the period of August 1, 2002 through June 16, 2003. In addition, the Company's cash and marketable securities of $384,000 at December 31, 2003 are not sufficient to fund operations for the next twelve months. Such recurring losses and working capital deficiency raise doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company's intention is to seek an acquisition candidate with a viable business that can be financed and expanded both by internal growth and by the acquisition and consolidation of similar operations. There can be no assurance that the Company will be successful in locating such acquisition candidates or that if such operations are found that a merger or acquisition agreement can be negotiated or that financing can be raised to consummate a transaction.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results. The Company uses estimates, among others, to determine whether any impairment is to be recognized.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PRINCIPLES OF CONSOLIDATION

The consolidated financial information included in this report has been prepared in conformity with the accounting principles generally accepted in the United States of America and has been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements include the accounts of the Company and its' subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

RECLASSIFICATION

Certain amounts presented in the prior years consolidated financial statements have been reclassified to conform to those used in the ten and one half month period ended June 16, 2003 and the six and one half month period ended December 31, 2003. Such reclassifications had no impact on the results of operations for those prior years.

MARKETABLE SECURITIES

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain
Investments in Debt, and Equity Securities". Under this standard, certain investments in debt and equity securities are reported at fair value. The Company's marketable securities, which consist of common shares of other public companies, are being reported as securities available for sale. The unrealized loss on these securities is reflected as a separate component of shareholders' deficit and any changes in their value are included in comprehensive loss. The value of these securities are as follows:

                             December 31, 2003        June 16, 2003        July 31, 2002

 Cost                               $ 79,000               $ 79,000             $ 79,000
 Cumulative unrealized loss           74,000                 70,000               59,000
                                      ------                 ------               ------
                                     $ 5,000               $  9,000             $ 20,000
                                     =======               ========             ========


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARKETABLE SECURITIES (continued)

Cost used in the computation of realized gains and losses is determined using the first-in-first-out cost method. During fiscal 2001 and 2002, the Company sold $1,275,000 and $185,000 of marketable securities respectively and realized losses of $1,395,000 and $837,000 respectively. There were no sales of marketable securities during the periods ended June 16, 2003 and December 31, 2003.


CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of notes receivable. The Company maintains all of its cash balances in two financial institutions. The balances are each insured by the Federal Deposit Insurance Corporation up to $100,000. At July 31, 2002, June 16, 2003 and December 31, 2003, the Company's uninsured cash balances totaled approximately $-0-, $250,000 and $279,000 respectively.

STOCK BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income (loss) and earnings (loss) per share as if the fair value based method of accounting had been applied.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the periods ended December 31, 2003, June 16, 2003 and the years ended July 31, 2002 and 2001, respectively: expected volatility of 146% and 187%, 182% and 154%, respectively; risk free interest rate of 3.00%, 3.00% and 3.58% and 4.50%, respectively; and expected lives of 5 years.

The effects of applying SFAS No. 123 in the above pro forma disclosures are not indicative of future amounts. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

The pro forma net loss and loss per share consists of the following:

                           Period from          Period from
                         June 17, 2003 to   August 1, 2002 to   Year ended July 31,
                         December 31, 2003    June 16, 2003        2002             2001
                         -----------------    -------------   -------------    -------------

Net loss as reported     $   (4,036,000)       $  (698,000)   $ (1,217,000)    $  (6,400,000)
Effect of stock options        (176,000)          (270,000)       (179,000)         (760,000)
                               --------           --------        --------          --------

Proforma net  loss       $   (4,212,000)        $ (968,000)   $ (1,396,000)    $  (7,160,000)
                         ==============         ==========    ============     =============

Proforma loss per share  $        (0.59)    $        (0.48)   $      (1.72)    $      (14.57)
                         ==============     ==============    ============     =============

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash balances and the carrying amount of the accrued expenses approximate their fair value based on the nature of those items.

Estimated fair values of financial instruments are determined using available market information. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange.


INCOME TAXES

The Company's deferred income taxes arise primarily from the differences in the recording of net operating losses, allowances for bad debts, inventory reserves and depreciation expense for financial reporting and income tax purposes. Income taxes are reported under the liability method pursuant to SFAS No. 109
"Accounting for Income Taxes". A valuation allowance is provided when the likelihood of realization of deferred tax assets is not assured.

IMPAIRMENT OF INVESTMENTS

AUGI reviews estimates of the value of its investments each reporting period and records an impairment loss to the extent that management believes that there has been an impairment to the carrying value.

PER SHARE DATA

Basic and diluted loss per share is based on the weighted average number of common shares outstanding and common shares issuable upon conversion of the Series B-3 convertible preferred stock which was issued as a dividend to all common shareholders effective as of June 17, 2003. The 4,650,000 common shares issuable upon conversion of the Series B-3 preferred stock are included based on the preferred shareholders ability to share in distributions of earnings available to common shareholders, if any, without conversion.


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

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2003, the consensus on EITF Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease," was issued. The guidance in the consensus applies to the purchase or sale of goods and services under various types of contracts, including outsourcing arrangements. Based on the criteria in the consensus, both parties to an arrangement are required to determine whether the arrangement includes a lease within the scope of SFAS No. 13, "Accounting for Leases." The new requirement applies prospectively to new or modified arrangements for reporting periods beginning after May 28, 2003. Accordingly, as of August 1, 2003, the company accounted for new or modified arrangements based on this guidance. Adoption of this standard did not have an impact on our company's financial statements.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which enhanced the disclosure about pension plans and other post-retirement benefit plans, but did not change the measurement or recognition principles for those plans. The statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. Its adoption did not have an impact on our company's financial statements.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2. - LIFETIME MERGER, ACQUISITION OF NEW YORK MEDICAL, INC. AND RELATED OBLIGATIONS AND RESCISSION OF TRANSACTIONS


On June 16, 2003, American United Global, Inc., Merger Sub, and Lifetime entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement was approved by the board of directors of each of the Company, Merger Sub and Lifetime on June 13, 2003 and by the stockholders of Lifetime and Merger Sub on June 13, 2003.

Prior  to  the  Merger,   the  Rubin  Family   Irrevocable   Stock  Trust  owned
approximately 77.6% of the shares of the common stock of the Company (the "Company Common Stock").

On June 17, 2003, the Company, through Merger Sub, acquired 100% of the capital stock of Lifetime. Pursuant to the Merger Agreement, Merger Sub was merged with and into Lifetime, with Lifetime continuing as the surviving corporation of the Merger and a wholly-owned subsidiary of the Company.

At the time of the Merger, Lifetime was a holding company whose only asset consisted of its ownership of 55% of the outstanding capital stock of NY Medical, Inc., a New York corporation ("NY Medical"), acquired by Lifetime immediately prior to the consummation of the Merger (see below).

In connection with the Merger, the Company issued an aggregate of 467,500 shares of its newly authorized and designated B-2 Preferred to the former Lifetime stockholders. Each share of the B-2 Preferred was convertible, on or after December 17, 2003 (or earlier upon the occurrence of certain specified events), into 20 shares of Company Common Stock, or an aggregate of 9,350,000 shares of Company Common Stock if all shares of B-2 Preferred were converted.

In contemplation of the Merger Agreement, the Company declared a stock dividend on the Company Common Stock with a record date of June 10, 2003. The stock dividend took the form of the issuance of 232,500 shares of the Company's newly authorized and designated Series B-3 Convertible Preferred Stock (the "B-3 Preferred") to the holders of the Company Common Stock on the record date on a pro rata basis. Each share of the B-3 Preferred is convertible, on or after December 17, 2003 (or earlier upon the occurrence of certain specified events), into 20 shares of Company Common Stock. The shares of B-3 Preferred are convertible at the option of the holder of such shares or pursuant to a resolution in favor thereof by the board of directors of the Company. Accordingly, an aggregate of 4,650,000 shares of Company Common Stock would be issued to the Company's record holders of the B-3 Preferred if all shares of B-3 Preferred are converted. Further, the holders of the B-3 Preferred will receive a dividend of the 1,222,586 shares of Western Power & Equipment Corp. as well as a dividend of the 54,000 shares of Informedix, Inc. owned by AUGI.

NY Medical provides facilities and management services for various medical practices which specialize in areas of neurology, orthopedics, psychiatry and internal medicine. The selling NY Medical stockholder was Redwood Investment Associates, L.P. ("Redwood"), an affiliate of Dr. Jonathan Landow, the President and Chief Executive Officer of NY Medical.

Under the terms of the NY Medical Stock Purchase Agreement, Lifetime issued to Redwood a $5,500,000 principal amount 6% convertible note (the "Lifetime Note"). In connection with the Merger, the Company unconditionally guaranteed the Lifetime Note and also guaranteed payment by NY Medical of a separate $4,662,830 principal amount 6% Amended and Restated Senior Subordinated Term Loan Promissory Note of NY Medical, dated as of June 16, 2003 and payable to Tracy Landow, as assignee of Dr. Jonathan Landow (the "Landow Note").

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



To the extent that all obligations under the Landow Note and the Lifetime Note were not paid in full out of the proceeds of the NY Medical forced sale, the Company was to be liable for any unpaid balance due within six months following such sale. The Company however, had the right to demand and receive payment from NY Medical on any unpaid amount due on the Company's loans to NY Medical in the principal aggregate amount of $1,500,000 (see below).

The Company, as the parent company of Lifetime, also entered into a share exchange agreement (the "Share Exchange Agreement") to acquire the remaining 45% of the outstanding capital stock of NY Medical from the New York Medical
Employee Stock Ownership Plan and Trust (the "ESOP") in exchange for approximately $4,500,000 stated value of the Company's Series B-4 convertible preferred stock.

During 2003, the Company lent to Lifetime (which, in turn, loaned such funds to NY Medical) and NY Medical an aggregate of $1,500,000, which NY Medical used primarily for working capital purposes and to reduce NY Medical's indebtedness to DVI, its principal banker ("DVI"). The $1,500,000 of Company loans were consolidated and are now evidenced by NY Medical's 6% note to the Company which was due as to principal and interest on January 2, 2004 and is secured by a lien and security interest on all of the assets and properties of NY Medical, which lien and security interest is secondary only to the liens held by DVI or any substitute senior secured lender.

On June 17, 2003, the Company received an aggregate of $1,350,000 (net of selling commissions) in connection with the sale of $1,500,000 in aggregate principal amount of 10% convertible notes due March 2004 (the "Bridge Notes") through Vertical Capital Partners, a member of the NASD. Robert DePalo, a former officer of Lifetime and affiliate of a former Lifetime stockholder, is also affiliated with Vertical Capital Partners. The principal and interest due under the Bridge Notes are convertible into Company Common Stock at any time at $1.00 per share. In addition, the purchasers of the Bridge Notes received five year warrants to purchase an aggregate of 1,000,000 shares of Company Common Stock; provided, that if the principal and interest due under the Bridge Notes were not paid in full by October 17, 2003, the number of shares issuable upon exercise of the warrants would increase to 1,250,000 shares, and increase further to an aggregate of 1,500,000 shares in the event that, for any reason, the Bridge Notes were not been paid in full by January 17, 2004. Payment was not made on either date and as a result, warrants to purchase 1,500,000 shares are outstanding and are exercisable at $0.75 per share. The Company utilized an aggregate of approximately $650,000 of the net proceeds from the sale of the Bridge Notes to increase its outstanding loans to Lifetime and NY Medical from $850,000 to $1,500,000. The Company secured the Bridge Notes by assigning to the holders its secondary lien and security interest on the assets of NY Medical.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Following its June 2003 acquisitions of Lifetime and 55% of the capital stock of NY Medical, the Company attempted to consummate a private placement of its securities in order to raise approximately $5.7 million to pay $2.0 million principal amount of the Lifetime Note and retire the Landow Note in order to satisfy both of the October 17, 2003 "Payment Events" under the Closing Agreement with the former principal owner of NY Medical and its affiliates. In October 2003, Dr. Landow, acting on behalf of NY Medical, Tracy Landow and Redwood, extended the due date to satisfy the Payment Events to November 17, 2003, in consideration for the Company's agreement to extend the due date of the $1,500,000 NY Medical Note payable to the Company to January 2, 2005.

Notwithstanding the extension, the Company was unable to consummate the requisite financing by the extended date, and in November 2003, Dr. Landow declared a Default Event. On December 5, 2003, written notice of a special telephonic meeting of the board of directors to be held on Monday, December 8, 2003 was transmitted by Messrs. Landow, Fause and Good to Messrs. Rubin and McLain; the purpose of which special meeting, among other things, was to consider a possible rescission of the acquisition of 55% of the capital stock of NY Medical by the Company and the transactions relating thereto. On December 8, 2003, a telephonic meeting of the board was convened. As a result of such board meeting, minutes were prepared and executed by Messrs. Landow, Fause and Good, and on December 9, 2003, a rescission agreement among the Company, Lifetime Acquisition Corp., Lifetime, NY Medical, Redwood and the ESOP, dated as of December 9, 2003 (the "Rescission Agreement") was entered into and delivered to counsel to the Company and Messrs. Rubin and McLain.

Under the terms of such Rescission Agreement:

o the Merger, Lifetime Merger Agreement and all related Merger Documents were cancelled and rescinded and rendered null and void, ab initio, for all purposes, including for tax purposes;

o the NY Medical Stock Purchase Agreement, the acquisition of capital stock of NY Medical and all transactions relating thereto were cancelled and rescinded and rendered null and void, ab initio, for all purposes, including for tax purposes;

o the Share Exchange Agreement between the Company and the ESOP and all transactions relating thereto were cancelled and rescinded and rendered null and void, ab initio, for all purposes, including for tax purposes; and in order to enable the Company to repay the $1.5 million of Bridge Notes owed to certain investors in March 2004, NY Medical agreed under the terms of the Rescission Agreement that "the NY Medical Note shall be modified such that all principal and interest thereunder shall be due from NY Medical to AUGI on March 30, 2004." In consideration of such modification, the Rescission Agreement permits NY Medical or its representatives to communicate directly with the holders of the Bridge Notes for the purpose of, among other things, negotiating an alternative mechanism for the payment of the Bridge Notes.

Subsequent to December 9, 2003, Mr. Rubin objected to the December 8, 2003 Company board of directors meeting and the Rescission Agreement for a variety of reasons, including, the alleged failure to properly convene such meeting or have a valid quorum of directors present. On December 12, 2003, counsel for NY Medical and Redwood commenced a lawsuit against the Company, Lifetime, Robert M. Rubin, and former Lifetime affiliates Kenneth Orr and Robert DePalo, in the New York State Supreme Court seeking, among other things to declare the Rescission Agreement as valid and effective and also seeking monetary damages against the defendants for alleged fraudulent inducement, unjust enrichment and breach of fiduciary duties and breach of contract. The Company and its counsel believe that the suit is totally without merit and that the Company has a number of valid defenses and counterclaims against Dr. Landow and NY Medical.

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



Currently, the suit has not proceeded past the filing and service of the complaint. We have obtained an open-ended extension of time in which to answer and/or move with regard to the complaint. We are attempting to resolve the matter amicably. However, in the event litigation proceeds, it will be aggressively defended.


On March 8, 2004, corporate counsel to the Company advised counsel to NY Medical, Redwood and its affiliates that each of the Company and Messrs. Rubin and McLain, as members of the board of directors of the Company had reconsidered their position and that they agree with NY Medical, Redwood, Dr. Landow, Tracy Landow and the ESOP that:


o effective as of December 9, 2003, the Merger, Lifetime Merger Agreement and all related Merger Documents are null and void, ab initio, for all purposes, including, without limitation, for tax purposes;

o effective as of December 9, 2003, the NY Medical Stock Purchase Agreement, the acquisition of capital stock of NY Medical and all transactions contemplated thereby are null and void, ab initio, for all purposes, including, without limitation, for tax purposes; and

o effective as of December 9, 2003, the Share Exchange Agreement between the Company and the ESOP and all transactions contemplated thereby are null and void, ab initio, for all purposes, including, without limitation, for tax purposes; and


o all principal amount of and accrued interest on the NY Medical Note is, in fact, due and payable on March 30, 2004, and NY Medical shall have the right to communicate directly with the holders of the Bridge Notes for the purpose of, among other things, negotiating an alternative mechanism for the payment of the Bridge Notes.

The Company's counsel's letter did not condition acceptance of the above arrangements upon a dismissal or voluntary settlement of the pending litigation, but rather requested that NY Medical or its counsel advise as to mechanisms for NY Medical to (a) communicate with the holders of the Bridge Notes, (b) effect full payment on March 30, 2004 of the NY Medical Note, and (c) return the stock certificates and other documents to effect the transactions contemplated by the Rescission Agreements. There was no payment by NYMI on March 30, 2004 nor has such payment been made through the filing date of this Form 10-K.

As a result of the consummation of the transactions contemplated by the Rescission Agreement:


o 55% of the capital stock of NY Medical was be returned to Redwood and the proposed Share Exchange with the ESOP will be cancelled;

o the Lifetime Merger is cancelled and rescinded, and all shares of Company Series B-2 Preferred Stock issued to the former stockholders of Lifetime are rendered null and void, without any further value or rights, and returned to the treasury of the Company for cancellation;

o all stock options issued to Dr. Landow, Joseph Ciavarella, directors designated by Dr. Landow and other employees of NY Medical are cancelled; and

o effective as of December 9, 2003 each of Dr. Landow, Stuart Fause and John Good is deemed to have resigned as a member of the board of directors of the Company or otherwise removed as a member of such board of directors by The Rubin Family Irrevocable Stock Trust, as the principal stockholder of the Company.

o the Company cancelled options to purchase an aggregate of approximately 3,250,000 shares of Company Common Stock;

o the Company cancelled the 467,500 shares of B-2 Preferred Stock convertible into an aggregate of 9,350,000 shares of Company Common Stock which were issued to the former stockholders of Lifetime; and the Company cancelled the $5,500,000 Landow Note.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RECEIVABLE FROM NYMI


The obligations of NYMI to the Company in respect of the loans and advances made between February and September 2003, aggregating $1,500,000, are evidenced by NYMI's 6% note, originally payable in full as to principal and interest on January 3, 2004 (the "NYMI NOTE") The maturity date of the NYMI Note was extended to March 30, 2004; however, the note was not paid on that date. The NYMI Note is secured by a lien on the accounts receivable, inventories and other assets of NYMI, subordinated to the liens of DVI and the holders of the Bridge Notes. The proceeds of this note, when and if paid, are pledged to the Bridge Note holders. An additional $8,000 is owed by NYMI to the Company and is unsecured.

As a result of the financial condition of NYMI and the priority lien of DVI, the Company has recorded a 100% reserve against the amount due for principal and accrued interest from NYMI as at December 31, 2003.


NOTE 4 - OTHER LOANS AND ADVANCES

On September 4, 2002 the Company loaned $100,000 to InforMedix, Inc. ("InforMedix") pursuant to the terms of a 12% convertible secured promissory note. The note was originally due on April 24, 2003 or earlier under certain acceleration provisions and was automatically convertible into 50,000 common shares of InforMedix should InforMedix or any affiliate merge into a public entity or otherwise become publicly traded. On April 24, 2003, the Company agreed to an extension of the maturity date to July 24, 2003. On May 8, 2003, Informedix merged with a public entity whose name was changed to Informedix Holdings, Inc. and 54,000 shares of their common stock were issued to AUGI pursuant to the automatic conversion feature of the loan and all accrued interest. On July 25, 2003, the Company loaned $20,000 to Informedix pursuant to the terms of a 12% promissory note originally due January 31, 2004 which due date was extended to April 2, 2004 and the note was paid in full on that date.

On January 13, 2003, the Company provided a working capital loan of $25,000 to Spongetech Delivery Systems, Inc. ("Spongetech") pursuant to the terms of an 8% promissory note originally due May 15, 2003 which was subsequently extended to July 31, 2004. The Company loaned an additional $25,000 to Spongetech on July 7, 2003 under the same terms and conditions. The Company also received 250,000 shares of Spongetech common stock as additional consideration for the loans and maturity date extensions. Spongetech is a distributor of reusable specialty sponges for commercial and everyday use. Michael Metter, a director of the company, is a director and executive officer of Spongetech.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


On August 5, 2003, the Company loaned $25,000 to ScanTek Medical, Inc. ("ScanTek") pursuant to the terms of a 12% promissory note which is due October 15, 2004. As consideration to AUGI for providing the loan, ScanTek added interest of $5,000 to the note and both parties agreed that any further interest would only be due, at the 12% rate, if there is a breach of the default and repayment provisions of the note. The interest income of $5,000 is being recognized over the period of August 5, 2003 through October 15, 2004.

In May 2002 the Company borrowed $250,000 from the Rubin Family Irrevocable Stock Trust (the "Trust"). The loan was evidenced by a promissory note bearing interest at the annual rate of 7 1/2 % and was due upon the earlier to occur of the receipt of funds from any source in excess of $1,000,000 or April 30, 2007. In October 2002, the company received $2,875,000 of net proceeds from the settlement of certain litigation and repaid the loan. As additional consideration for providing the loan, the Company issued 1,500,000 shares of restricted common stock to the Trust which resulted in the Trust owning approximately 77.6% of the issued and outstanding shares of common stock of AUGI. The percentage of common and common equivalent shares outstanding that were owned by the trust as at December 31, 2003 was 67.5%.


NOTE 5  -  BRIDGE NOTES PAYABLE AND OTHER SHORT TERM BORROWINGS

On June 17, 2003, the Company received aggregate net proceeds of $1,350,000 from the sale of $1,500,000 principal amount of 10% convertible notes due in March 2004. The Bridge Notes are convertible into common stock of the Company at any time at the rate of $1.00 of Notes for one share of common stock and are secured by a second lien on all of the assets of NYMI. In addition, the purchasers of the Bridge Notes received five year warrants to purchase an aggregate of 1,000,000 shares of common stock of the Company at $0.75 per share; provided, that if the Bridge Notes were not prepaid in full by October 17, 2003, the number of shares issuable upon exercise of the warrants would increase to 1,250,000 shares and would increase further to 1,500,000 shares in the event that, for any reason, the Bridge Notes were not paid in full by January 17, 2004. Payment was not made by October 17, 2003, nor by January 17, 2004 and as a result, the number of shares issuable upon exercise of the warrants has increased to 1,500,000 shares. The Company utilized an aggregate of $650,000 of the net proceeds from the sale of the Bridge Notes to increase its outstanding loans to Lifetime (and indirectly to NYMI) from $850,000 to $1,500,000 (see Note
2). The Bridge Notes were due and payable on March 30, 2004; however, no payments have been made as of the date of filing this report and the debt continues to be in default.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


The value allocated to the warrants resulted in a debt discount of $1,500,000 that is being recognized as interest expense over the nine month term of the Bridge Notes. The amount recorded in the period ended December 31, 2003 was $1,083,000. Additionally, by allocating value to the warrants, the debt holders received a beneficial conversion feature in the amount of $813,000 that results in additional debt discount that is being recognized as interest expense over the nine month term of the bridge notes. However, the maximum amount of additional interest from amortization of the debt discount and the beneficial conversion feature is capped at the $1,500,000 principal amount of the borrowing and the balance of $417,000 will be amortized during the quarter ending March 31, 2004.


The Company is in default on an uncollateralized note payable due to an unrelated third party in the principal amount of $1,500,000 plus accrued interest of approximately $1,060,000 at December 31, 2003. Originally bearing interest at 8%; the note accrues interest at 10% while in default. The holder of such indebtedness has not sought to collect the amounts due; however, were the Company required to pay such certain indebtedness it would be necessary to secure additional financing.


NOTE 6 - CONTINGENT OBLIGATIONS

The Company remains contingently liable for certain capital lease obligations assumed by eGlobe, Inc. ("eGlobe") as part of the Connectsoft Communications Corp. asset sale which was consummated in June 1999. The lessor filed for bankruptcy in 2000 and the leases were acquired by another leasing organization which subsequently also filed for bankruptcy in 2001. In addition, eGlobe filed for bankruptcy in 2001. The Company has been unable to obtain any further information about the parties but believes that in the normal course of the proceedings that another company most likely acquired the assets and related leases and that a mutually acceptable financial arrangement was reached to accomplish such a transfer. To date, the Company has not been contacted and has not been notified of any delinquency in payments due under these leases. The original leases were entered into during early to mid 1997 each of which was for a five-year term. Extensions of an additional 20 months were negotiated with the original lessor in 1998 and 1999 moving the ending date to approximately mid 2004. The balance due under the leases in June 1999 upon transfer and sale to eGlobe was approximately $2,800,000 including accrued interest and the monthly payments were approximately $55,000. The balance that is currently due under the leases is unknown and there would most likely have been negotiated reductions of amounts due during the proceedings.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are comprised primarily from net operating losses and total approximately $10,200,000 at December 31, 2003 and approximately 8,875,000, $8,640,000 and $8,225,000 at June 16, 2003, July 31, 2002 and July 31, 2001,
respectively. Because of the questionable ability of the Company to utilize these deferred tax assets, the Company has established a 100% valuation allowance for these assets.

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $30,000,000 for federal and state purposes, which expire through 2023. The utilization of this operating loss carryforward may be limited based upon changes in ownership as defined in the Internal Revenue Code. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:


                          Period from        Period from
                         June 17, 2003 to    August 1, 2002     Year ended July 31,
                       December 31, 2003   to June 16, 2003        2002      2001
                       -----------------   ----------------    --------   ---------
U.S. Federal income tax
   statutory rate               (34)%               (34)%       (34)%       (34)%
Valuation allowance              34%                 34%         34%         34%
                                ----                ----        ----        ----

Effective tax rate               -0-                 -0-         -0-         -0-
                                ====                ====        ----        ====



NOTE 8 - PURCHASE OF TREASURY STOCK

In connection with the resignation of Seymour Kessler (Kessler) from the Board of Directors in January 2003, the Company agreed to repurchase common shares of the Company that he and certain affiliates had acquired in a private placement in 2000. The purchase price of $80,000 was equal to the amount paid by Kessler and his affiliates and is being paid in 12 equal monthly installments of approximately $6,700. At December 31, 2003 the remaining balance due was $6,700.


NOTE 9 - STOCK OPTION PLANS

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

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Option grants during the period August 1, 2002 through June 16, 2003

On March 31, 2003, the Company granted five-year stock options to four directors to purchase a total of 450,000 shares of common stock and also granted five-year options to the senior partner at its primary law firm to purchase 50,000 shares of common stock. All such options are exercisable at a price of $0.62 per share, the fair market value on the date of grant, and vested upon grant. On June 13, 2003 the Company granted five-year options to purchase 50,000 shares of common stock at $1.50 per share, the fair market value on the date of grant, to another partner in the law firm all of which vested upon grant. The intrinsic value of options granted to the two law firm partners was charged to earnings as a non-cash compensation charge in the amount of $100,000 in the period from August 1, 2002 to June 16, 2003.

Option grants during the period June 17, 2003 through December 31, 2003

On August 8, 2003, five year options to acquire 200,000 shares of common stock were granted to Dean McLain, a director and executive officer of the Company at the closing market price on that date of $1.70, of which options for 50,000 shares vested on the grant date, with the remaining options vesting at the rate of 50,000 shares on each of the three successive grant anniversary dates through 2006. On September 17, 2003 a five-year option to purchase 350,000 common shares was granted to an officer of the Company at the closing market price of $1.25 of which 87,500 shares vested on the date of grant with the remaining options vesting at the rate of 87,500 shares on each of the next three grant anniversary dates.

    Summary Information

    The following table includes option information for AUGI's plan:

                                                WEIGHTED
                                    NUMBER      AVERAGED
                                     OF         EXERCISE
      STOCK OPTION ACTIVITY         SHARES       PRICE
      ---------------------        -------      --------
        July 31, 2000              225,000        $19.00
        Options granted            246,000          7.00
        Options exercised            -               -
        Options canceled          (338,000)         7.50
                                -----------      --------
        July 31, 2001              133,000         18.25
        Options granted             10,000          1.25
        Options exercised            -
        Options canceled            (3,000)       132.23
                                -----------      -------
        July 31, 2002              140,000         14.04
                                -----------      -------
        Options granted            550,000           .70
        Options exercised             -
        Options canceled           (46,000)         7.50
                                -----------      -------
        June 16, 2003              644,000          1.12

        Options granted          3,800,000          1.46
        Options exercised             -
        Options canceled *       3,250,000          1.60
                                ----------       -------
       December 31, 2003         1,194,000         $1.26
                                ----------       -------

* Canceled pursuant to the Rescission Agreement (See Note 2)

The following table summarizes stock options outstanding for AUGI at December 31, 2003:

          Total          Total
         Option       Exercisable
         Shares         Shares            Exercise Price
         ------        --------           --------------
        500,000         500,000              $0.62
        360,000          97,500              $1.25
         50,000          50,000              $1.50
        200,000          50,000              $1.70
         84,000          84,000              $6.875
       --------        --------
      1,194,000         781,500
      =========         =======

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LITIGATION

Altitude Group, LLC, Birch Associates, LLC and D.C. Capital, LLC v. American United Global, Inc. (Supreme Court, New York State, New York County). AUGI was served in April 2004 with this suit alleging, among other things, that AUGI owes plaintiffs repayment of $700,000 in principal face amount notes issued in connection with the acquisition by AUGI of New York Medical, a New York corporation. Plaintiffs have commenced the suit by way of a New York procedure known as summary judgment in lieu of complaint, claiming an aggregate amount owed of $787,000, consisting of the allegedly outstanding principal and interest on the notes as well as attorneys' costs and AUGI has opposed that motion. No decision on the motion for summary judgment has been issued by the court yet.

New York Medical, Inc. and Redwood Investment Associates, L.P. v. American United Global, Inc., et al. (Supreme Court, New York State, New York County). In this suit, filed on December 12, 2003, plaintiffs seek a declaration that a series of transactions by which AUGI allegedly acquired Lifetime Healthcare
Services, Inc. ("Lifetime") and Lifetime acquired an interest in New York Medical, Inc. from Redwood Investment Associates, L.L.P. (collectively "Transactions") were properly rescinded or, alternatively, that because the Transactions were allegedly induced by fraudulent conduct of AUGI, and others, that the Transactions should be judicially rescinded. In addition to the requests for equitable relief, plaintiffs also seek monetary damages in excess of $5 million and exemplary damages in the amount of $15 million.

Currently, the suit has not proceeded past the filing and service of the Complaint. AUGI has obtained an open-ended extension of time in which to answer and/or move with regard to the Complaint. The parties are attempting to resolve the matter amicably. However, in the event litigation proceeds, it will be aggressively defended.

Howard Katz, a member of our board of directors, is in discussions with us over the terms of a settlement of a debt that he claims we owe him. Mr. Katz' resignation from our board of directors was requested in connection with the intended acquisition of NY Medical, a request that was not affected by the subsequent rescission of all agreements relating to such acquisition. Nonetheless, we have not received such resignation as of the date of this annual report on Form 10-K. We anticipate an expeditious settlement with Mr. Katz regarding the amount of the debt and the payment terms thereof, in connection with which we expect to obtain his letter of resignation from our board of directors.





NOTE 11 - PER SHARE DATA


Basic and diluted loss per share is based on the weighted average number of common shares outstanding and common shares issuable upon conversion of the Series B-3 convertible preferred stock which was issued as a dividend to all common shareholders effective as of June 17, 2003. The 4,650,000 common shares issuable upon conversion of the Series B-3 preferred stock are included based on the preferred shareholders ability to share in distributions of earnings available to common shareholders, if any, without conversion.



NOTE 12 - SUBSEQUENT EVENT

In May 2004, the Company's board of directors approved a stock award of 750,000 shares to Dean McLain ("McLain"), a stock award of 500,000 shares to David Barnes ("Barnes") and a stock award of 20,000 shares to Michael Metter ("Metter"). The shares were issued for services performed and to be performed by McLain, Barnes and Metter on behalf of the Company and will result in a charge to operations in the quarter ended June 30, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules And Reports On Form 8-K.

         (a) The following documents are being filed as part of this Report:

         (1) See page F-1 for an index of consolidated financial statements.

         (3) Exhibits:

          14   Code of Ethics *

          21   Subsidiaries of the Company*

          31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). *

          31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). *

          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

          32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith

(b) Reports on Form 8-K:

During the quarter ended December 31, 2003, the Registrant filed Reports on Form 8-K as follows:




On October 30, 2003, the Registrant filed a Report on Form 8-K under Item 5 regarding the execution of a Standstill Agreement relative to the Payment Events due date pursuant to the NYMI Merger Agreements. 2. On November 13, 2003, the Registrant filed a Report on Form 8-K, as amended on Form 8-K/A on November 14, 2003, relative to a further extension of the Payment Events due date pursuant to the NYMI Merger Agreements.

On November 18, 2003, the Registrant  filed a Report on Form 8-K to report under
Item 5 that if the Registrant sells NYMI, it will seek other opportunities to acquire businesses that are in the medical industry similar to that engaged in by NYMI and that Registrant is in preliminary discussions with other potential acquisition candidates and investment bankers to assist our company in financing any such potential acquisitions.


(c) Exhibits:

See paragraph (a)(3) above for a listing of items filed as exhibits to this Form 10-K as required by Item 601 of Regulation S-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    AMERICAN UNITED GLOBAL, INC.

             By:     /s/ Robert M. Rubin                 July 16, 2004
                     -------------------
                     Robert M. Rubin
                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                  Title                                         Date
---------                  -----                                         ----

/s/ Robert M. Rubin        CEO, and Chairman of the Board          July 16, 2004
-------------------
Robert M. Rubin


/s/ David M. Barnes        Chief Financial Officer and Director    July 16, 2004
-------------------
David M. Barnes



/s/ C. Dean McLain         Executive Vice President and Director   July 16, 2004
-------------------
C. Dean McLain



                           Director                                July 16, 2004
------------------
Howard Katz


/s/ Michael Metter         Director                                July 16, 2004
------------------
Michael Metter