Form 10-Q
period 2004-03-31
AMERICAN UNITED GLOBAL  INC
filed 2004-08-03
CIK 859792

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2004
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

          Title of Class                               Number of Shares
           Common Stock                                  Outstanding
     (par value $.01 per share)                 3,824,699 as of July 30, 2004

                          AMERICAN UNITED GLOBAL, INC.


                                      INDEX



                        HAVE TO FIX PAGINATION                        Page
                                                                     Number
                                                                     ------

     PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements

     Consolidated Balance Sheets
     March 31, 2004 (unaudited) and December 31, 2003...........       1
     Consolidated Statements of Operations
     Three Months Ended March 31, 2004
     and April 30, 2003 (unaudited).............................       2
     Consolidated Statements of Cash Flows
     Three Months Ended March 31, 2004
     and April 30, 2003 (unaudited).............................       3
     Notes to the Consolidated Financial
     Statements (unaudited).....................................      4-7
     Item 2. Management's Discussion and Analysis of
     Financial Condition and Plan of Operations.................      8-11
     Item 3. Quantitative and Qualitative Disclosures
     About Market Risk..........................................      12
     Item 4. Controls and procedures............................      12


     PART II. OTHER INFORMATION
     Item 1. Legal Proceedings .................................      13
     Item 2. Changes in Securities..............................      13
     Item 3. Defaults Upon Senior Securities....................      13


     Item 4. Submission of Matters to a Vote of Security
             Security Holders...................................      13


     Item 5. Other Information .................................      13


     Item 6. Exhibits and Reports on Form 8-K...................      13
                      Signatures................................      14

                                   AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS

                                                                                 March 31         December 31,
                                                                                  2004               2003
                                                                                 ------             ------
                                                                               (unaudited)
                                        ASSETS

     CURRENT ASSETS:

     Cash and cash equivalents............................................  $      199,000     $       379,000
     Investment in marketable securities, at market value..................          4,000               5,000
     Notes receivable from New York Medical, Inc., net of reserve..........           -                    -
     Investment in Informedix..............................................         40,000             100,000
     Note receivable from InforMedix.......................................         20,000              20,000
     Note receivable, SpongeTech...........................................         50,000              50,000
     Note receivable, ScanTek..............................................         25,000              25,000
     Interest receivable...................................................          8,000               5,000

                                                                                ----------          ----------
      TOTAL CURRENT ASSETS..................................................       346,000             584,000
                                                                                ----------          ----------

     TOTAL ASSETS..........................................................     $  346,000      $      584,000
                                                                                ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

     CURRENT LIABILITIES:

     Short-term borrowings in default including accrued interest
        of $1,098,000 and $1,060,000.......................................   $  2,598,000      $    2,560,000
     Accounts payable......................................................         17,000              14,000
     Accrued liabilities...................................................        498,000             478,000
     Notes payable.........................................................          -                   7,000
     Bridge Notes payable..................................................      1,500,000           1,083,000
     Distribution payable to Series B-3 Preferred shareholders.............         40,000             100,000
                                                                               -----------         -----------
     TOTAL CURRENT LIABILITIES.............................................      4,653,000           4,242,000
                                                                               -----------         -----------

     Commitments and contingencies

     SHAREHOLDERS' DEFICIT:

     Preferred stock, 12.5% cumulative, $1.00 per share liquidation value,
     $.01 par value; 1,200,000 shares authorized;
     none issued and outstanding...........................................         -                   -
     Series B-1 preferred stock, convertible at a ratio of 25 for 1 to common,
     $3.50 per share liquidation value, $.01 par value; 1,000,000 shares
     authorized; 407,094 issued outstanding................................         4,000               4,000
     Series B-3 preferred stock, each share convertible into 20 shares of common stock, $20.00 per share liquidation value, $.01 par value,
     231,400 and 232,500 shares issued and outstanding.....................         2,000               2,000
     Common stock, $.01 par value; 40,000,000 shares authorized; 2,554,699
     and 2,532,699 shares issued and outstanding respectively..............        25,000              25,000
     Additional paid-in capital............................................    53,126,000          53,126,000
     Accumulated deficit...................................................   (57,309,000)        (56,661,000)
     Accumulated unrealized loss, net......................................       (75,000)            (74,000)
                                                                                ----------         -----------
                                                                               (4,227,000)         (3,578,000)

     Less: cost of treasury shares.........................................       (80,000)            (80,000)
                                                                               -----------         -----------

     Total shareholder's deficit...........................................    (4,307,000)         (3,658,000)
                                                                               -----------         -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $         346,000      $      584,000
                                                                               ===========        ============


                        See accompanying notes to consolidated financial statements.



                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     THREE MONTHS ENDED


                                                                MARCH 31,             APRIL 30,
                                                                   2004                  2003
                                                                   ----                  ----


General and administrative expenses....................     $     159,000         $     154,000
                                                                ---------             ---------

Operating loss.........................................          (159,000)             (154,000)


Interest expense, net..................................          (489,000)              (26,000)

                                                              -----------           -----------

Loss from operations...................................          (648,000)             (180,000)
                                                              -----------           ------------

Net loss ..............................................      $   (648,000)         $   (180,000)
                                                             ============           ============


Basic and diluted loss per share.......................      $     (0.09)          $      (0.09)
                                                             ============           ============

Weighted average number of shares......................         7,182,699              1,997,624
                                                             ============           ============

                        See accompanying notes to consolidated financial statements.




                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                          THREE MONTHS ENDED

                                                                    MARCH 31,           APRIL 30,
                                                                      2004                2003
                                                                      ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss..............................................     $    (648,000)      $      (180,000)
   Adjustments to reconcile net loss to net
     cash used by operating activities
     Beneficial conversion feature.......................           417,000
-
     Changes in assets and liabilities:
       Prepaid expenses and other receivables............            (3,000)              (57,000)
       Accounts payable and accrued liabilities..........            61,000                50,000
                                                                 ----------              --------

NET CASH USED BY OPERATING ACTIVITIES....................          (173,000)             (187,000)
                                                                 ----------              --------

CASH FLOWS FROM INVESTING ACTIVITIES

    Loans to New York Medical, Inc.......................             -                  (850,000)
                                                                  ---------             ---------

NET CASH USED BY INVESTING ACTIVITIES....................             -                  (850,000)
                                                                  ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payment of note payable............................             (7,000)              (20,000)
                                                                  ---------             ---------
NET CASH USED BY FINANCING ACTIVITIES...................             (7,000)              (20,000)
                                                                  ---------             ---------

Net decrease in cash and cash equivalents..............            (180,000)           (1,057,000)
Cash and cash equivalents, beginning...................             379,000             1,732,000
                                                                  ---------             ----------

Cash and cash equivalents, ending......................       $     199,000        $      675,000
                                                                  =========             ==========

             See accompanying notes to consolidated financial statements.


                  AMERICAN UNITED GLOBAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES



     The consolidated financial information included in this report has been prepared in conformity with the accounting principles generally accepted in the United States of America reflected in the consolidated financial statements of American United Global, Inc. and subsidiaries (the "Company" or "AUGI") for the preceding year included in the annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's financial statements included in the annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2004 and April 30, 2003 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2003.

     The Company is in default on certain existing indebtedness in the principle amount of $1,500,000 plus accrued interest of approximately $1,098,000. The holder of such indebtedness has not sought to collect such amounts due; however, were the Company required to pay such certain indebtedness it would be necessary to secure additional financing.


GOING CONCERN

     The Company had a working capital deficit for each of the two fiscal years ended July 31, 2001 and 2002 and for the periods ended June 16, 2003 and December 31, 2003. At March 31, 2004, the Company had a working capital deficiency of $4,307,000, an accumulated deficit of $57,309,000, and had incurred a loss of $648,000 for the three months ended March 31, 2004, a loss of $4,036,000 for the period of June 17, 2003 through December 31, 2003 and a loss of $698,000 for the period of August 1, 2002 through June 16, 2003. In addition, the Company's cash and marketable securities of $205,000 at March 31, 2004 are not sufficient to fund operations for the next twelve months. Such recurring losses and working capital deficiency raise doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2  -  BRIDGE NOTES PAYABLE AND OTHER SHORT TERM BORROWINGS

     On June 17, 2003, the Company received aggregate net proceeds of $1,350,000 from the sale of $1,500,000 principal amount of 10% convertible notes due in March 2004. The Bridge Notes are convertible into common stock of the Company at any time at the rate of $1.00 of Notes for one share of common stock and are secured by a second lien on all of the assets of NYMI. In addition, the purchasers of the Bridge Notes received five year warrants to purchase an aggregate of 1,000,000 shares of common stock of the Company at $0.75 per share; provided, that if the Bridge Notes were not prepaid in full by October 17, 2003, the number of shares issuable upon exercise of the warrants would increase to 1,250,000 shares and would increase further to 1,500,000 shares in the event that, for any reason, the Bridge Notes were not paid in full by January 17, 2004. Payment was not made by October 17, 2003, nor by January 17, 2004 and as a result, the number of shares issuable upon exercise of the warrants has increased to 1,500,000 shares. The Company utilized an aggregate of $650,000 of the net proceeds from the sale of the Bridge Notes to increase its outstanding loans to Lifetime and NYMI from $850,000 to $1,500,000 (see Note 2). The Bridge Notes were due and payable on March 30, 2004; however, no payments have been made as of the date of filing this report and the debt continues to be in default.

     The value allocated to the warrants resulted in a debt discount of $1,500,000 that has been recognized as interest expense over the nine month term of the Bridge Notes ended March 31, 2004. Additionally, by allocating value to the warrants, the debt holders received a beneficial conversion feature of $813,000 in additional debt discount which has been recognized as interest expense over the nine month term of the bridge notes. However, the maximum amount of additional interest from amortization of the debt discount and the beneficial conversion feature is capped at the $1,500,000 principal amount of the borrowing and has all been expensed as of March 31, 2004.

     The Company is in default on an uncollateralized note payable due to an unrelated third party in the principal amount of $1,500,000 plus accrued interest of approximately $1,098,000 at March 31, 2004. Originally bearing interest at 8%; the note accrues interest at 10% while in default. The holder of such indebtedness has not sought to collect the amounts due; however, were the Company required to pay such certain indebtedness it would be necessary to secure additional financing.

NOTE 3 - OTHER LOANS AND ADVANCES

     On September 4, 2002 the Company loaned $100,000 to InforMedix, Inc. ("InforMedix") pursuant to the terms of a 12% convertible secured promissory note. The note was originally due on April 24, 2003 or earlier under certain acceleration provisions and was automatically convertible into 50,000 common shares of InforMedix should InforMedix or any affiliate merge into a public entity or otherwise become publicly traded. On April 24, 2003, the Company agreed to an extension of the maturity date to July 24, 2003. On May 8, 2003, Informedix merged with a public entity whose name was changed to Informedix Holdings, Inc. and 54,000 shares of their common stock were issued to AUGI pursuant to the automatic conversion feature of the loan and all accrued interest. Such shares will be distributed as a dividend to the holders of the Preferred B-3 stock with a record date of June 10, 2003. On July 25, 2003, the Company loaned $20,000 to Informedix pursuant to the terms of a 12% promissory note originally due January 31, 2004 which due date was extended to April 2, 2004 and the note was paid in full on that date.

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


NOTE 4 - CONTINGENT OBLIGATIONS


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

NOTE 5. - CONCENTRATION OF CREDIT RISK

     The Company maintains cash balances at two financial institutions. These balances are insured for up to $100,000 per account by the Federal Deposit Insurance Corporation. The cash balances at March 31, 2004 exceeded the insurance limit by approximately $99,000, however, the Company believes it is not exposed to any significant risk.


NOTE 6 - PURCHASE OF TREASURY STOCK

     In connection with the resignation of Seymour Kessler (Kessler) from the Board of Directors in January 2003, the Company agreed to repurchase common shares of the Company that he and certain affiliates had acquired in a private placement in 2000. The purchase price of $80,000 was equal to the amount paid by Kessler and Kessler affiliates and was paid in 12 equal monthly installments through January 2004.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - ACQUISITION AND SUBSEQUENT RECSISSION AB INITIO OF LIFETIME HEALTHCARE SERVICES AND NEW YORK MEDICAL, INC.

     On June 17, 2003, the Company and its newly formed wholly-owned subsidiary, a Delaware corporation ("Merger Sub"), consummated the transactions contemplated by the Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") entered into with Lifetime Healthcare Services, Inc. ("Lifetime"), a Delaware corporation. Pursuant to the Merger Agreement, Merger Sub was merged with and into Lifetime (the "Merger"), with Lifetime continuing as the surviving entity and wholly-owned subsidiary of the Company. The Merger Agreement was effective as of June 17, 2003. Lifetime was a holding company whose only assets consisted of the ownership of 55% of the capital stock of NYMI which had been acquired by Lifetime immediately prior to the Merger pursuant to the terms of the NYMI Stock Purchase Agreement.

     In consideration for the acquisition of Lifetime, the Company issued 467,500 shares of its Series B-2 Convertible Preferred Stock (the "B-2 Preferred"), and each share of B-2 Preferred was convertible into twenty (20) shares of the Company's Common Stock. The B-2 Preferred paid no dividend and voted on an "as converted" basis with the Company Common Stock. Such issuance became null and void pursuant to the Rescission Agreement effective December 9, 2003.

     In connection with the Merger, the Company also agreed to issue 232,500 shares of its Series B-3 Convertible Preferred Stock (the "B-3 Preferred") to the holders of record of its outstanding shares of Common Stock as of June 10, 2003. The B-3 Preferred are convertible on a 20-for-1 basis, into an aggregate of 4,650,000 shares of Common Stock. The B-3 Preferred pays no dividend and votes on an "as converted" basis, with the Company Common Stock.


     The obligations of NYMI to the Company in respect of the loans and advances made between February and June 2003, aggregating $1,500,000, are evidenced by NYMI's 6% note which was payable in full as to principal and interest on January 31, 2004 (the "NYMI Note"). The NYMI Note is secured by a lien on the accounts receivable, inventories and other assets of NYMI, subordinated to the liens of DVI and the holders of the Bridge Notes. Such note was not paid on January 31, 2004, nor has it been paid as of the filing date of this Form 10-Q and a full reserve against the note was recorded in the period ended December 31, 2003.

NOTE 8 - SUBSEQUENT EVENT

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



                              RESULTS OF OPERATIONS

The Three Months Ended March 31, 2004 Compared to the Three Months Ended April 30, 2003


     General and administrative expenses totaled $159,000 for the three months ended March 31, 2004 as compared to $154,000 for the three months ended April 30, 2003, an increase of $5,000. The increase is primarily due to an increase in salaries somewhat offset by a decrease in legal and other professional fees.

     Net interest expense for the three months ended March 31, 2004 was $489,000 as compared to $26,000 during the three months ended April 30, 2003. The increase in net interest expense is primarily due to recording the $417,000 remaining balance of the beneficial conversion feature of the warrants issued with the Bridge Notes as interest expense during the three months ended March 31, 2004. In addition, the interest expense burden on the Bridge Notes themselves was $38,000 for the quarter. Neither of these expenses existed during the three month period ending April 30, 2003.


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

     During the three months ended March 31, 2004, cash, cash equivalents and marketable securities decreased by $181,000.

     The Company's cash, cash equivalents and marketable securities of $203,000 as of March 31, 2004 are not sufficient to support current levels of operations for the next twelve months and it will be necessary for the Company to seek additional financing.

     In addition, the Company is in default on certain existing indebtedness in the amount of $1,500,000, plus accrued interest of approximately $1,098,000. Although the holder of such indebtedness has not sought to collect the same, were the Company required to pay such indebtedness it would be necessary to secure additional financing.

     AUGI remains contingently liable for certain capital lease obligations assumed by eGlobe, Inc. as part of the Connectsoft Communications Corp. asset sale which was consummated in June 1999 (see Note 4).



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


     In May 2003, the consensus on EITF Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease," was issued. The guidance in the consensus applies to the purchase or sale of goods and services under various types of contracts, including outsourcing arrangements. Based on the criteria in the consensus, both parties to an arrangement are required to determine whether the arrangement includes a lease within the scope of SFAS No. 13, "Accounting for Leases." The new requirement applies prospectively to new or modified arrangements for reporting periods beginning after May 28, 2003. Accordingly, as of August 1, 2003, the company accounted for new or modified arrangements based on this guidance. Adoption of this standard did not have an impact on our company's financial statement

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company maintains cash balances at two financial institutions. These balances are insured for up to $100,000 per account by the Federal Deposit Insurance Corporation. The cash balances at March 31, 2004 exceeded the insurance limit by approximately $101,000, however, the Company believes it is not exposed to any significant risk.


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

                                          -12

PART II   OTHER INFORMATION


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

     31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley").

     31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley").

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



     REPORTS ON FORM 8-K


     The Company filed a Current Report on Form 8-K on March 22, 2004 regarding the approval of a Rescission Agreement by the Company's Board of Directors whereby the acquisition of Lifetime Healthcare Services, Inc. and New York Medical Inc. was rescinded ab initio.

     The Company filed a Current Report on Form 8-K on June 7, 2004 regarding the Company's change in the certifying accountant.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMERICAN UNITED GLOBAL, INC.


     August 2, 2004


                      By:   /s/ Robert M. Rubin
                            -------------------
                            Robert M. Rubin
                            Chief Executive Officer




                      By:   /s/ David M. Barnes
                            -------------------
                            David M. Barnes
                            Chief Financial Officer