Form 10-Q
period 2004-06-30
AMERICAN UNITED GLOBAL  INC
filed 2004-08-23
CIK 859792

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2004
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

          Title of Class                               Number of Shares
           Common Stock                                  Outstanding
     (par value $.01 per share)                 3,824,799 as of August 23, 2004

                          AMERICAN UNITED GLOBAL, INC.


                                      INDEX



                                                                     Page
                                                                    Number
                                                                    ------

     PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements

     Consolidated Balance Sheets
     June 30, 2004 (Unaudited) and December 31, 2003...........       1
     Consolidated Statements of Operations
     Three Months Ended June 30, 2004
     and June 30, 2003 (Unaudited).............................       2
     Consolidated Statements of Operations
     Six Months Ended June 30, 2004
     and June 30, 2003 (Unaudited).............................       3
     Consolidated Statements of Cash Flows
     Six Months Ended June 30, 2004
     and June 30, 2003 (Unaudited).............................       4
     Notes to the Consolidated Financial
     Statements (Unaudited).....................................      5-10
     Item 2. Management's Discussion and Analysis of
     Financial Condition and Plan of Operations.................      11-14
     Item 3. Quantitative and Qualitative Disclosures
     About Market Risk..........................................      15
     Item 4. Controls and procedures............................      15


     PART II. OTHER INFORMATION
     Item 1. Legal Proceedings .................................      16
     Item 2. Changes in Securities..............................      16
     Item 3. Defaults Upon Senior Securities....................      16


     Item 4. Submission of Matters to a Vote of Security
             Security Holders...................................      16


     Item 5. Other Information .................................      16


     Item 6. Exhibits and Reports on Form 8-K...................      16
                      Signatures................................      17

                                   AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS



                                                                                  June 30,         December 31,
                                                                                    2004               2003
                                                                                 ----------         ----------
                                                                                 (unaudited)
                                        ASSETS

     CURRENT ASSETS:

     Cash and cash equivalents............................................  $       71,000     $       379,000
     Investment in marketable securities, at market value..................          4,000               5,000
     Notes receivable from New York Medical, Inc., net of reserve..........           -                    -
     Investment in Informedix..............................................         40,000             100,000
     Note receivable, InforMedix...........................................         20,000              20,000
     Note receivable, SpongeTech...........................................         50,000              50,000
     Note receivable, ScanTek..............................................         25,000              25,000
     Interest receivable...................................................          8,000               5,000


                                                                                 ----------         ----------
      TOTAL CURRENT ASSETS..................................................       218,000             584,000
                                                                                 ----------         ----------

     TOTAL ASSETS..........................................................     $  218,000      $      584,000
                                                                                ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

     CURRENT LIABILITIES:

     Short-term borrowings in default including accrued interest
        of $1,135,000 and $1,060,000.......................................   $  2,635,000      $    2,560,000
     Accounts payable......................................................         17,000              14,000
     Accrued liabilities...................................................        625,000             478,000
     Notes payable.........................................................          -                   7,000
     Bridge Notes payable..................................................      1,500,000           1,083,000
     Distribution payable to Series B-3 Preferred shareholders.............         40,000             100,000
                                                                               -----------         -----------
     TOTAL CURRENT LIABILITIES.............................................      4,817,000           4,242,000
                                                                               -----------         -----------

     Commitments and contingencies

     SHAREHOLDERS' DEFICIT:

     Preferred stock, 12.5% cumulative, $1.00 per share liquidation value,
     $.01 par value; 1,200,000 shares authorized;
     none issued and outstanding...........................................         -                   -
     Series B-1 preferred stock, convertible at a ratio of 25 for 1 to common,
     $3.50 per share liquidation value, $.01 par value; 1,000,000 shares
     authorized; 407,094 issued outstanding................................          4,000               4,000
     Series B-3 preferred stock, each share convertible into 20 shares of common stock, $20.00 per share liquidation value, $.01 par value,
     231,395 and 232,500 shares issued and outstanding.....................          2,000               2,000
     Common stock, $.01 par value; 40,000,000 shares authorized; 3,824,799
     and 2,532,699 shares issued and outstanding respectively..............         38,000              25,000
     Additional paid-in capital............................................     53,589,000          53,126,000
     Accumulated deficit...................................................    (58,077,000)        (56,661,000)
     Accumulated unrealized loss, net......................................        (75,000)            (74,000)
                                                                                 ----------         -----------
                                                                                (4,519,000)         (3,578,000)

     Less: cost of treasury shares.........................................        (80,000)            (80,000)
                                                                                -----------         -----------

     Total shareholder's deficit...........................................     (4,599,000)         (3,658,000)
                                                                               -----------         -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $          218,000      $      584,000
                                                                               ===========         ===========


                        See accompanying notes to consolidated financial statements.


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  THREE MONTHS ENDED JUNE 30,
                                                                  ---------------------------

                                                                   2004                  2003
                                                                   ----                  ----


General and administrative expenses....................     $     643,000         $     554,000
                                                                ---------             ---------

Operating loss.........................................          (643,000)             (554,000)

Other Income...........................................              -                  280,000

Interest expense, net..................................          (125,000)             (103,000)

                                                               -----------             ---------

Loss from operations...................................          (768,000)             (377,000)
                                                              ------------          ------------

Net loss ..............................................      $   (768,000)         $   (377,000)
                                                             =============         =============


Basic and diluted loss per share.......................      $     (0.10)          $      (0.14)
                                                                =========            ===========

Weighted average number of shares......................         7,571,161              2,720,957
                                                               ==========             ==========



                        See accompanying notes to consolidated financial statements.



                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                   -------------------------

                                                                   2004                  2003
                                                                   ----                  ----



General and administrative expenses....................     $     802,000         $     820,000
                                                                ---------             ---------

Operating loss.........................................          (802,000)             (820,000)

Other Income...........................................              -                  280,000

Interest expense, net..................................          (614,000)             (136,000)

                                                               ----------              --------

Loss from operations...................................        (1,416,000)             (676,000)
                                                              -----------           ------------

Net loss ..............................................     $  (1,416,000)         $   (676,000)
                                                             ============           ============


Basic and diluted loss per share.......................      $     (0.19)          $      (0.29)
                                                               ==========             ==========

Weighted average number of shares......................         7,425,579              2,369,809
                                                               ==========             ==========



                        See accompanying notes to consolidated financial statements.


                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------

                                                                      2004                2003
                                                                      ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss..............................................     $  (1,416,000)      $      (676,000)
   Adjustments to reconcile net loss to net
     cash used by operating activities
     Beneficial conversion feature.......................           417,000                74,000
     Stock option compensation...........................              -                  120,000
     Stock award compensation............................           476,000                  -
     Legal fees paid with common stock...................              -
175,000
     Changes in assets and liabilities:
       Prepaid expenses and other receivables............            (3,000)             (100,000)
       Accounts payable and accrued liabilities..........           225,000              (220,000)
                                                                 ----------              --------

NET CASH USED BY OPERATING ACTIVITIES....................          (301,000)             (627,000)
                                                                 ----------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Loan to Spongetech...................................             -                   (25,000)
    Loans to New York Medical, Inc.......................             -                (1,500,000)
                                                                  ---------             ---------

NET CASH USED BY INVESTING ACTIVITIES....................             -                (1,525,000)
                                                                  ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from sale of Bridge Notes.............              -                 1,350,000
     Payment of note payable............................             (7,000)              (33,000)
                                                                  ---------             ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.....             (7,000)            1,317,000
                                                                  ---------             ---------

Net decrease in cash and cash equivalents..............            (308,000)             (835,000)
Cash and cash equivalents, beginning...................             379,000             1,862,000
                                                                  ---------             ----------

Cash and cash equivalents, ending......................       $      71,000        $    1,027,000
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

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months and six months ended June 30, 2004 and June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2003.

     The Company is in default on certain existing indebtedness in the principle amount of $1,500,000 plus accrued interest of approximately $1,135,000. The holder of such indebtedness has not sought to collect such amounts due; however, were the Company required to pay such certain indebtedness it would be necessary to secure additional financing.


GOING CONCERN

     The Company had a working capital deficit for each of the two fiscal years ended July 31, 2001 and 2002 and for the periods ended June 16, 2003 and December 31, 2003. At June 30, 2004, the Company had a working capital deficiency of $4,599,000, an accumulated deficit of $58,077,000, and had incurred a loss of $1,416,000 for the six months ended June 30, 2004, a loss of $4,036,000 for the period of June 17, 2003 through December 31, 2003 and a loss of $698,000 for the period of August 1, 2002 through June 16, 2003. In addition, the Company's cash and marketable securities of $75,000 at June 30, 2004 are not sufficient to fund operations for the next twelve months. Such recurring losses and working capital deficiency raise doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

     The Company's intention is to seek an acquisition candidate with a viable business that can be financed and expanded both by internal growth and by the acquisition and consolidation of similar operations. On August 9, 2004, the Company's board of directors approved the signing of a non-binding Memorandum of Understanding with Southern Gas Company, a Moscow based organization involved in the development of natural gas wells and the extraction and distribution of natural gas (see Note 10). There can be no assurance that the Company will be successful in consummating this transaction or that it will locate any other such acquisition candidates or that if such other operations are located that a merger or acquisition agreement can be negotiated or that financing can be raised to consummate a transaction.

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

     The value allocated to the warrants resulted in a debt discount of $1,500,000 that has been recognized as interest expense over the nine month term of the Bridge Notes ended March 30, 2004. Additionally, by allocating value to the warrants, the debt holders received a beneficial conversion feature of $813,000 in additional debt discount which has been recognized as interest expense over the nine month term of the bridge notes. However, the maximum amount of additional interest from amortization of the debt discount and the beneficial conversion feature is capped at the $1,500,000 principal amount of the borrowing and had all been expensed as of March 31, 2004.

     The Company is in default on an uncollateralized note payable due to an unrelated third party in the principal amount of $1,500,000 plus accrued interest of approximately $1,135,000 at June 30, 2004. Originally bearing interest at 8%; the note accrues interest at 10% while in default. The holder of such indebtedness has not sought to collect the amounts due; however, were the Company required to pay such certain indebtedness it would be necessary to secure additional financing.

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

NOTE 5. - CONCENTRATION OF CREDIT RISK

     The Company maintains cash balances at two financial institutions. These balances are insured for up to $100,000 per account by the Federal Deposit Insurance Corporation. The cash balances at June 30, 2004 did not exceed the insurance limit.


NOTE 6 - PURCHASE OF TREASURY STOCK

     In connection with the resignation of Seymour Kessler (Kessler) from the Board of Directors in January 2003, the Company agreed to repurchase common shares of the Company that he and certain affiliates had acquired in a private placement in 2000. The purchase price of $80,000 was equal to the amount paid by Kessler and the Kessler affiliates and was paid in 12 equal monthly installments through January 2004.

NOTE 7 - ACQUISITION AND SUBSEQUENT RECSISSION AB INITIO OF LIFETIME HEALTHCARE SERVICES AND NEW YORK MEDICAL, INC.

     On June 17, 2003, the Company and its newly formed wholly-owned subsidiary, a Delaware corporation ("Merger Sub"), consummated the transactions contemplated by the Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") entered into with Lifetime Healthcare Services, Inc. ("Lifetime"), a Delaware corporation. Pursuant to the Merger Agreement, Merger Sub was merged with and into Lifetime (the "Merger"), with Lifetime continuing as the surviving entity and wholly-owned subsidiary of the Company. The Merger Agreement was effective as of June 17, 2003. Lifetime was a holding company whose only assets consisted of the ownership of 55% of the capital stock of NYMI which had been acquired by Lifetime immediately prior to the Merger pursuant to the terms of the NYMI Stock Purchase Agreement. The Merger Agreement was rendered null and void pursuant to the Rescission Agreement (see below).

     In consideration for the acquisition of Lifetime, the Company issued 467,500 shares of its Series B-2 Convertible Preferred Stock (the "B-2 Preferred"), and each share of B-2 Preferred was convertible into twenty (20) shares of the Company's Common Stock. The B-2 Preferred paid no dividend and voted on an "as converted" basis with the Company Common Stock. Such issuance became null and void pursuant to the Rescission Agreement effective December 9, 2003 (see below).

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

     Mr. Rubin initially objected to the December 8, 2003 Board meeting but on March 8, 2004, corporate counsel to the Company advised counsel to NY Medical, Redwood and its affiliates that each of the Company and Messrs. Rubin and McLain, as members of the board of directors of the Company had reconsidered their position and that they agree with NY Medical, Redwood, Dr. Landow, Tracy Landow and the ESOP that:

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

As a result of the consummation of the  transactions  pursuant to the Rescission
Agreement:

     55% of the capital stock of NY Medical was returned to the previous shareholder and the proposed Share Exchange with the ESOP was cancelled;

     the Lifetime Merger was cancelled and rescinded, and all shares of Company Series B-2 Preferred Stock issued to the former stockholders of Lifetime were rendered null and void, without any further value or rights, and returned to the treasury of the Company for cancellation;

     all stock options issued to Dr. Landow, Joseph Ciavarella, directors designated by Dr. Landow and other employees of NY Medical were cancelled; and

     effective as of December 9, 2003 each of Dr. Landow, Stuart Fause and John Good were deemed to have resigned as members of the board of directors of the Company or otherwise removed as a member of such board of directors by The Rubin Family Irrevocable Stock Trust, as the principal stockholder of the Company.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     the Company cancelled options to purchase an aggregate of approximately 3,250,000 shares of Company Common Stock;

     the Company cancelled the 467,500 shares of B-2 Preferred Stock convertible into an aggregate of 9,350,000 shares of Company Common Stock which were issued to the former stockholders of Lifetime; and the $5,500,000 Landow Note was cancelled.


NOTE 8 - RECEIVABLE FROM NYMI


     The obligations of NYMI to the Company in respect of the loans and advances made between February and June 2003, aggregating $1,500,000, are evidenced by NYMI's 6% note which was payable in full as to principal and interest on January 31, 2004. The NYMI Note is secured by a lien on the accounts receivable, inventories and other assets of NYMI, subordinated to the liens of DVI and the holders of the Bridge Notes. Such note was not paid on January 31, 2004, nor has it been paid as of the filing date of this Form 10-Q. An additional $8,000 is owed by NYMI to the Company and is unsecured.

     As a result of the financial condition of NYMI and the priority lien of DVI, the Company recorded a 100% reserve against the amount due for principal and accrued interest from NYMI as at December 31, 2003.




NOTE 9 - ISSUANCE OF COMMON SHARES

     In May 2004, the Company's board of directors approved a stock award of 750,000 shares to Dean McLain ("McLain"), a stock award of 500,000 shares to David Barnes ("Barnes") and a stock award of 20,000 shares to Michael Metter ("Metter"). The shares were issued for services performed and to be performed by McLain, Barnes and Metter on behalf of the Company and an expense of $476,000 was charged to operations during the quarter ended June 30, 2004.

NOTE 10 - SUBSEQUENT EVENT

     On August 9, 2004, the board of directors of the Company approved a non-binding Memorandum of Understanding (the "MOU") with Southern Gas Company ("Southern Gas"), a limited liability company incorporated in Russia and based in Moscow.

     Southern Gas owns 100% of a company that operates a 3.5 mile gas pipeline between Rostov, Russia and the Ukraine, 100% of a well extraction equipment supply company, and a minority interest in an extraction company in Russia.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



     The MOU contemplates a reverse acquisition under the terms of which AUGI will issue approximately 33.0 million shares of its common stock (to represent not less than 70% of the fully-diluted AUGI common stock) to the equity owners of Southern Gas in consideration for 100% of the equity in Southern Gas and subsidiaries. Assuming the issuance of 33.0 million AUGI shares to the Southern Gas equity owners, the holders of AUGI securities prior to the transaction will effectively retain on the closing date not more than 14.0 million common shares on a fully diluted basis.


     It is the intention of the parties to enter into a definitive purchase agreement and consummate the transaction by December 31, 2004. Consummation of the transaction is subject to a number of conditions, including:

     Southern Gas acquiring the balance of the ownership of the extraction company so that it will be the sole shareholder of that entity at the closing;

     completion of a satisfactory due diligence investigation by both parties;

     delivery of audited consolidated financial statements of Southern Gas for the two years ended December 31, 2003 and the nine months ended September 30, 2004;

     total debt and contingent liabilities of AUGI, excluding any liabilities that may be indemnified against in a manner satisfactory to Southern Gas, shall not exceed $100,000; and

     approval by the AUGI stockholders.

     In a related transaction, AUGI established a special purpose joint venture acquisition company with Vertex Capital Corporation to acquire the equity of Southern Gas. AUGI owns 78.6% and Vertex owns 21.4% of the equity of the new joint venture entity, with either party having the right to cause the Vertex equity to be exchanged for 3.5 million AUGI shares upon completion of the Southern Gas acquisition. Principals of Vertex made the introductions and are facilitating the Southern Gas transaction, including payment of certain transaction expenses.

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

                              RESULTS OF OPERATIONS

The Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

     General and administrative expenses totaled $643,000 for the three months ended June 30, 2004 as compared to $554,000 for the three months ended June 30, 2003, a net increase of $89,000. The net increase is primarily due to costs of approximately $400,000 in the prior year three month period that related to the Lifetime/NYMI acquisition which was subsequently rescinded and for which there is no comparable figure in the 2004 three month period. There was also a charge of $476,000 for stock awards in the current three-month period for which there was no comparable figure in the prior year.

     Net interest expense for the three months ended June 30, 2004 was $125,000 as compared to $103,000 during the three months ended June 30, 2003. The increase in net interest expense of $22,000 is primarily due to the interest expense burden on the Bridge Notes of $90,000 for the 2004 quarter due to a default interest rate of 24% per annum effective April 1, 2004 as compared to interest and amortization of the beneficial conversion feature aggregating $74,000 for the three month period ending June 30, 2003. In addition, interest income was somewhat higher in the 2003 period.

     Other income of $280,000 in the 2003 three-month period resulted from an adjustment to record a decrease in estimated amounts for contingencies.

     The Company has recorded a full valuation allowance against the deferred tax benefit for net operating losses generated, since in management's opinion the net operating losses do not meet the more likely than not criteria for future realization.

The Six Months  Ended June 30, 2004  Compared  to the Six Months  Ended June 30,
2003

     General and administrative expenses totaled $802,000 for the six months ended June 30, 2004 as compared to $820,000 for the six months ended June 30, 2003, a decrease of $18,000. The decrease is primarily due to a decrease of approximately $195,000 in legal and other professional fees as well as a decrease of approximately $400,000 in costs related to the rescinded acquisition of NYMI and stock option compensation. Such decreases were offset by a charge of $476,000 for stock awards in the 2004 period for which there was no comparable expense in the 2003 period.

     Net interest expense for the six months ended June 30, 2004 was $614,000 as compared to $136,000 during the six months ended June 30, 2003. The increase in net interest expense of $478,000 is primarily due to amortization of $417,000 of beneficial conversion feature in the 2004 six month period as compared to $68,000 in the 2003 six month period as well as the interest expense burden on the Bridge Notes of $37,500 in the three months ended March 31, 2004 and $90,000 for the quarter ended June 30, 2004 due to a default interest rate of 24% per annum effective April 1, 2004 as compared to interest and amortization of the beneficial conversion feature aggregating $74,000 for the six month period ending June 30, 2003. In addition, interest income was somewhat higher in the 2003 period.

     Other income of $280,000 in the 2003 six-month period resulted from an adjustment to record a decrease in estimated amounts for contingencies.

Liquidity and Capital Resources

     The Company's primary needs for liquidity and capital resources are the funding of salaries and other administrative expenses related to the management of the Company.

     During the six months ended June 30, 2004, cash, cash equivalents and marketable securities decreased by $309,000.

     The Company's cash, cash equivalents and marketable securities of $75,000 as of June 30, 2004 are not sufficient to support current levels of operations for the next twelve months and it will be necessary for the Company to seek additional financing.

     In addition, the Company is in default on certain existing indebtedness in the amount of $1,500,000, plus accrued interest of approximately $1,135,000. Although the holder of such indebtedness has not sought to collect the same, were the Company required to pay such indebtedness it would be necessary to secure additional financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company maintains cash balances at two financial institutions. These balances are insured for up to $100,000 per account by the Federal Deposit Insurance Corporation. The cash balances at June 30, 2004 did not exceed the insurance limit.


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


     August 23, 2004


                      By:   /s/ Robert M. Rubin
                            -------------------
                            Robert M. Rubin
                            Chief Executive Officer




                      By:   /s/ David M. Barnes
                            -------------------
                            David M. Barnes
                            Chief Financial Officer