Form 10-Q
period 2004-09-30
AMERICAN UNITED GLOBAL  INC
filed 2004-11-22
CIK 859792

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2004
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

                       YES |_|                             NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

       Title of Class                               Number of Shares
        Common Stock                                  Outstanding
  (par value $.01 per share)                 7,981,319 as of November 19, 2004

                          AMERICAN UNITED GLOBAL, INC.

                                      INDEX

                                                                     Page
                                                                    Number
                                                                    ------

     PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements

     Consolidated Balance Sheets
     September 30, 2004 (Unaudited) and December 31, 2003......       1
     Consolidated Statements of Operations
     Three Months Ended September 30, 2004
     and September 30, 2003 (Unaudited)........................       2
     Consolidated Statements of Operations
     Nine Months Ended September 30, 2004
     and September 30, 2003 (Unaudited)........................       3
     Consolidated Statements of Cash Flows
     Nine Months Ended September 30, 2004
     and September 30, 2003 (Unaudited)........................       4
     Notes to the Consolidated Financial
     Statements (Unaudited)....................................      5-10
     Item 2. Management's Discussion and Analysis of
     Financial Condition and Plan of Operations................      11-14
     Item 3. Quantitative and Qualitative Disclosures
     About Market Risk.........................................      15
     Item 4. Controls and procedures...........................      15

     PART II. OTHER INFORMATION
     Item 1. Legal Proceedings ................................      16
     Item 2. Changes in Securities.............................      16
     Item 3. Defaults Upon Senior Securities...................      16

     Item 4. Submission of Matters to a Vote of Security
             Security Holders...................................     16

     Item 5. Other Information .................................     16

     Item 6. Exhibits and Reports on Form 8-K...................     16
                      Signatures................................     17

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                             September 30        December 31,
                                                                                  2004               2003
                                                                            ---------------    ---------------
                                                                                 (unaudited)
                                        ASSETS

CURRENT ASSETS:

Cash and cash equivalents ...............................................   $        54,000    $       379,000
Investment in marketable securities, at market value ....................                --              5,000
Notes receivable from New York Medical, Inc., net of reserve ............                --                 --
Investment in Informedix ................................................            40,000            100,000
Note receivable, InforMedix .............................................                --             20,000
Note receivable, SpongeTech .............................................            50,000             50,000
Note receivable, ScanTek ................................................            25,000             25,000
Interest receivable .....................................................             8,000              5,000
                                                                            ---------------    ---------------
 TOTAL CURRENT ASSETS ...................................................           177,000            584,000
                                                                            ---------------    ---------------
TOTAL ASSETS ............................................................   $       177,000    $       584,000
                                                                            ===============    ===============

                 LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

Short-term borrowings in default including accrued interest
   of $1,173,000 and $1,060,000 .........................................   $     2,673,000    $     2,560,000
Accounts payable ........................................................            17,000             14,000
Accrued liabilities .....................................................           442,000            397,000
Accrued interest expense on Bridge Notes ................................           299,000             81,000
Notes payable ...........................................................                --              7,000
Bridge Notes payable ....................................................         1,500,000          1,083,000
Note payable - Rubin Family Trust .......................................            88,000                 --
Distribution payable to Series B-3 Preferred shareholders ...............            40,000            100,000
                                                                            ---------------    ---------------
TOTAL CURRENT LIABILITIES ...............................................         5,059,000          4,242,000
                                                                            ---------------    ---------------

Commitments and contingencies

SHAREHOLDERS' DEFICIT:

Preferred stock, 12.5% cumulative, $1.00 per share liquidation value,
$.01 par value; 1,200,000 shares authorized;
none issued and outstanding .............................................                --                 --
Series B-1 preferred stock, convertible at a ratio of 25 for 1 to common,
$3.50 per share liquidation value, $.01 par value; 1,000,000 shares
authorized; 407,094 issued and outstanding ..............................             4,000              4,000
Series B-3 preferred stock, each share convertible into 20 shares of common stock, $20.00 per share liquidation value, $.01 par value,
48,507 and 232,500 shares issued and outstanding ........................             1,000              2,000
Common stock, $.01 par value; 40,000,000 shares authorized; 7,981,279
and 2,532,699 shares issued and outstanding respectively ................            80,000             25,000
Additional paid-in capital ..............................................        53,547,000         53,126,000
Accumulated deficit .....................................................       (58,434,000)       (56,661,000)
Accumulated unrealized loss, net ........................................                --            (74,000)
                                                                            ---------------    ---------------
                                                                                 (4,802,000)        (3,578,000)

Less: cost of treasury shares ...........................................           (80,000)           (80,000)
                                                                            ---------------    ---------------

Total shareholder's deficit .............................................        (4,882,000)        (3,658,000)
                                                                            ---------------    ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .............................   $       177,000    $       584,000
                                                                            ===============    ===============

          See accompanying notes to consolidated financial statements.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         THREE MONTHS ENDED SEPTEMBER 30,
                                        -------------------------------
                                            2004              2003
                                        -------------    -------------
General and administrative expenses .   $     154,000    $     301,000
                                        -------------    -------------

Operating loss ......................        (154,000)        (301,000)

Interest expense, net ...............        (127,000)        (140,000)

Loss on sale of marketable securities         (75,000)              --
                                        -------------    -------------

Loss from operations ................        (356,000)        (441,000)
                                        -------------    -------------

Net loss ............................   $    (356,000)   $    (441,000)
                                        =============    =============

Basic and diluted loss per share ....   $       (0.04)   $       (0.06)
                                        =============    =============

Weighted average number of shares ...       8,619,366        7,182,699
                                        =============    =============

          See accompanying notes to consolidated financial statements.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        NINE MONTHS ENDED SEPTEMBER 30,
                                        -------------------------------
                                            2004             2003
                                        -------------    -------------

General and administrative expenses .   $     956,000    $   1,045,000
                                        -------------    -------------

Operating loss ......................        (956,000)      (1,045,000)

Other Income ........................              --          280,000

Interest expense, net ...............        (742,000)        (722,000)

Loss on sale of marketable securities         (75,000)              --
                                        -------------    -------------

Loss from operations ................      (1,773,000)      (1,487,000)
                                        -------------    -------------

Net loss ............................   $  (1,773,000)   $  (1,487,000)
                                        =============    =============

Basic and diluted loss per share ....   $       (0.22)   $       (0.37)
                                        =============    =============

Weighted average number of shares ...       7,845,060        4,013,990
                                        =============    =============

          See accompanying notes to consolidated financial statements.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------
                                                          2004                2003
                                                      -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .......................................   $  (1,773,000)   $  (1,487,000)
   Adjustments to reconcile net loss to net
     cash used by operating activities
     Loss on sale of marketable securities ........          75,000               --
     Beneficial conversion feature ................         417,000          520,000
     Stock option compensation ....................              --          100,000
     Stock award compensation .....................         476,000               --
     Legal fees paid with common stock ............              --          175,000
     Changes in assets and liabilities:
       Prepaid expenses and other receivables .....         (17,000)        (100,000)
       Accounts payable and accrued liabilities ...         396,000         (231,000)
                                                      -------------    -------------

NET CASH USED BY OPERATING ACTIVITIES .............        (426,000)      (1,023,000)
                                                      -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Loan to ScanTek ...............................              --          (25,000)
    Loan to Spongetech ............................              --          (25,000)
    Loans to New York Medical, Inc. ...............              --       (1,508,000)
    Repayment of Note by Informedix ...............          20,000               --
                                                      -------------    -------------

NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES          20,000       (1,558,000)
                                                      -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from sale of Bridge Notes .......              --        1,350,000
     Proceeds from Rubin Family Trust loan ........          88,000
     Payment of note payable ......................          (7,000)         (54,000)
                                                      -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES .........          81,000        1,296,000
                                                      -------------    -------------

Net decrease in cash and cash equivalents .........        (325,000)      (1,285,000)
Cash and cash equivalents, beginning ..............         379,000        1,862,000
                                                      -------------    -------------

Cash and cash equivalents, ending .................   $      54,000    $     577,000
                                                      =============    =============

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

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2003.

     The Company is in default on certain existing indebtedness in the principle amount of $1,500,000 plus accrued interest of approximately $1,173,000. The holder of such indebtedness has indicated that such debt will be written off in its entirety in the current calendar year, however; were the Company required to pay such certain indebtedness it would be necessary to secure additional financing.

GOING CONCERN

     The Company had a working capital deficit for each of the two fiscal years ended July 31, 2001 and 2002 and for the periods ended June 16, 2003 and December 31, 2003. At September 30, 2004, the Company had a working capital deficiency of $4,882,000, an accumulated deficit of $58,434,000, and had incurred a loss of $1,773,000 for the nine months ended September 30, 2004 and a loss of $4,036,000 for the period of June 17, 2003 through December 31, 2003. In addition, the Company's cash of $54,000 at September 30, 2004 is not sufficient to fund operations for the next twelve months. Such recurring losses and working capital deficiency raise doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

     The Company's intention has been to seek an acquisition candidate with a viable business that could be financed and expanded both by internal growth and by the acquisition and consolidation of similar operations. On August 9, 2004, the Company's board of directors approved the signing of a Share Exchange Agreement with Southern Gas Company, a Moscow based organization involved in the development of natural gas wells and the extraction and distribution of natural gas (see Note 10). There can be no assurance that the Company will be successful in consummating this transaction or that it will locate any other such acquisition candidates or that if such other operations are located that a merger or acquisition agreement can be negotiated or that financing can be raised to consummate a transaction.

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

     The Company is actively negotiating a settlement with the Bridge Note holders in the approximate amount of $2,225,000 and it is anticipated that the Bridge Note holders will accept this amount as payment in full for all principal and interest due as well as the surrender of the 1,500,000 warrants that accompanied the Bridge Notes. The payment is expected to involve the transfer of certain shares of Western Power & Equipment owned by the Company and should that value not equal the settlement amount; sufficient shares of common stock of the Company to make up the difference. There can be no assurance that the Bridge Note Holders will accept such proposal.

     The Company is in default on an uncollateralized note payable due to an unrelated third party in the principal amount of $1,500,000 plus accrued interest of approximately $1,173,000 at September 30, 2004. Originally bearing interest at 8%; the note accrues interest at 10% while in default. The holder of such indebtedness has been in contact with the Company and has informally agreed not to pursue collection currently; however, were the Company required to pay such certain indebtedness it would be necessary to secure additional financing.

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

     On January 13, 2003, the Company provided a working capital loan of $25,000 to Spongetech Delivery Systems, Inc. ("Spongetech") pursuant to the terms of an 8% promissory note originally due May 15, 2003 which was subsequently extended to July 31, 2004. The Company loaned an additional $25,000 to Spongetech on July 7, 2003 under the same terms and conditions. The Company also received 250,000 shares of Spongetech common stock as additional consideration for the loans and maturity date extensions. Spongetech is a distributor of reusable specialty sponges for commercial and everyday use. Michael Metter, a director of the company, is a director and executive officer of Spongetech. Spongetech is in default on the payments that were due on July 31, 2004 and is unable to repay any amount at this time. In November 2004, the Company agreed to convert all principle and interest due under the Notes into 466,667 shares of Spongetech common stock. Spongetech is actively seeking financing in order to continue in business.

     On August 5, 2003, the Company loaned $25,000 to ScanTek Medical, Inc. ("ScanTek") pursuant to the terms of a 12% promissory note which is due October 15, 2004. As consideration to AUGI for providing the loan, ScanTek added interest of $5,000 to the note and both parties agreed that any further interest would only be due, at the 12% rate, if there is a breach of the default and repayment provisions of the note. The interest income of $5,000 is being recognized over the period of August 5, 2003 through October 15, 2004. The note was not paid on October 15, 2004 and the due date has been extended to December 31, 2004 with additional interest at 12% per annum.

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

NOTE 5. -  CONCENTRATION OF CREDIT RISK

     The Company maintains cash balances at two financial institutions. These balances are insured for up to $100,000 per account by the Federal Deposit Insurance Corporation. The cash balances at September 30, 2004 did not exceed the insurance limit.

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


                                       -7

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

NOTE 8 -   RECEIVABLE FROM NYMI

     The obligations of NYMI to the Company in respect of the loans and advances made between February and June 2003, aggregating $1,500,000, are evidenced by NYMI's 6% note which was payable in full as to principal and interest on January 31, 2004. The NYMI Note is secured by a lien on the accounts receivable, inventories and other assets of NYMI, subordinated to the liens of DVI, NYMI's asset based lender, and the holders of the Bridge Notes. Such note was not paid on January 31, 2004, nor has it been paid as of the filing date of this Form 10-Q. An additional $8,000 is owed by NYMI to the Company and is unsecured.

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

NOTE 10 -  SHARE EXCHANGE AGREEMENT WITH SOUTHERN GAS COMPANY

     On August 9, 2004, the board of directors of the Company approved the signing of a share exchange agreement with Southern Gas Company ("Southern Gas"), a limited liability company incorporated in Russia and based in Moscow.

Southern Gas owns 100% of a company that operates a 3.5 mile gas pipeline between Rostov, Russia and the Ukraine, 100% of a well extraction equipment supply company, and a minority interest in an extraction company in Russia.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Exchange Agreement contemplates a reverse acquisition under the terms of which AUGI will issue approximately 33.0 million shares of its common stock (to represent not less than 70% of the fully-diluted AUGI common stock) to the equity owners of Southern Gas in consideration for 100% of the equity in Southern Gas and subsidiaries. Assuming the issuance of 33.0 million AUGI shares to the Southern Gas equity owners, the holders of AUGI securities prior to the transaction will effectively retain on the closing date not more than 14.0 million common shares on a fully diluted basis.

It is the intention of the parties to consummate the transaction by December 31, 2004. Such consummation is subject to a number of conditions, including:

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

                              RESULTS OF OPERATIONS

The Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

General and administrative expenses totaled $154,000 for the three months ended September 30, 2004 as compared to $301,000 for the three months ended September 30, 2003, a net decrease of $147,000. The net decrease is primarily due to costs of approximately $130,000 in the prior year three month period that related to the Lifetime/NYMI acquisition which was subsequently rescinded and for which there is no comparable figure in the 2004 three month period.

Net interest expense for the three months ended September 30, 2004 was $127,000 as compared to $140,000 during the three months ended September 30, 2003. The decrease in net interest expense of $13,000 is primarily due to the interest expense burden on the Bridge Notes of $90,000 for the 2004 quarter, due to a default interest rate of 24% per annum effective April 1, 2004, as compared to interest and amortization of the beneficial conversion feature aggregating $112,000 for the three month period ending September 30, 2003. In addition, interest income was somewhat higher in the 2003 period.

The Company has recorded a full valuation allowance against the deferred tax benefit for net operating losses generated, since in management's opinion the net operating losses do not meet the more likely than not criteria for future realization.

The Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

General and administrative expenses totaled $956,000 for nine months ended September 30, 2004 as compared to $1,045,000 for the nine months ended September 30, 2003, a decrease of $89,000. The decrease is primarily due to a decrease of approximately $145,000 in legal and other professional fees as well as a decrease of approximately $500,000 in costs related to the rescinded acquisition of NYMI and stock option compensation. Such decreases were offset by a charge of $476,000 for stock awards in the 2004 period for which there was no comparable expense in the 2003 period.

Net interest expense for the nine months ended September 30, 2004 was $742,000 as compared to $276,000 during the nine months ended September 30, 2003. The increase in net interest expense of $466,000 is primarily due to amortization of $417,000 of beneficial conversion feature in the 2004 nine month period as compared to $68,000 in the 2003 nine month period as well as the interest expense burden on the Bridge Notes of $37,500 in the three months ended March 31, 2004 and $90,000 for each of the quarters ended June 30, 2004 and September 30, 2004 due to a default interest rate of 24% per annum effective April 1, 2004, as compared to interest and amortization of the beneficial conversion feature aggregating $131,000 for the nine month period ending September 30, 2003. In addition, interest income was somewhat higher in the 2003 period.

Other income of $280,000 in the 2003 nine-month period resulted from an adjustment to record a decrease in estimated amounts for contingencies.

Liquidity and Capital Resources

     The Company's primary needs for liquidity and capital resources are the funding of salaries and other administrative expenses related to the management of the Company.

     During the nine months ended September 30, 2004, cash, cash equivalents and marketable securities decreased by $330,000.

     The Company's cash and cash equivalents of $54,000 as of September 30, 2004 are not sufficient to support current levels of operations for the next twelve months and it will be necessary for the Company to seek additional financing.

     In addition, the Company is in default on certain existing indebtedness in the amount of $1,500,000, plus accrued interest of approximately $1,173,000. Although the holder of such indebtedness has stated that they will not seek to collect such indebtedness currently; were the Company required to pay such indebtedness it would be necessary to secure additional financing.

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

In December 2003, the Financial Accounting Standards Board (" FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities which was originally issued in January 2003. FIN 46 or revised provides guidance on the consolidation of certain entities when control exists through other entities created after January 31, 2003. The Company does not hold a variable interest in any enterprise. Accordingly, the Company does not expect the provisions of FIN 46 to have a material effect on future interim or annual financial statements.

On December 18, 2003 the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The adoption of SAB 104 did not have a material impact the Company's financial position or results of operations

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company maintains cash balances at two financial institutions. These balances are insured for up to $100,000 per account by the Federal Deposit Insurance Corporation. The cash balances at September 30, 2004 did not exceed The insurance limit.

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

     The Company filed a Current Report on Form 8-K on September 24, 2004 regarding the signing of the Share Exchange Agreement with Southern Gas.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMERICAN UNITED GLOBAL, INC.


     November 22, 2004


                      By:   /s/ Robert M. Rubin
                            ---------------------------
                                Robert M. Rubin
                                Chief Executive Officer


                      By:   /s/ David M. Barnes
                            ---------------------------
                                David M. Barnes
                                Chief Financial Officer