Form 10-Q/A
period 2004-09-30
AMERICAN UNITED GLOBAL  INC
filed 2004-11-26
CIK 859792

FORM 10-Q/A

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

      On June 17, 2003, the Company received aggregate net proceeds of $1,350,000 from the sale of $1,500,000 principal amount of 10% convertible notes due in March 2004. The Bridge Notes are convertible into common stock of the Company at any time at the rate of $1.00 of Notes for one share of common stock and are secured by a second lien on all of the assets of NYMI. In addition, the purchasers of the Bridge Notes received five year warrants to purchase an aggregate of 1,000,000 shares of common stock of the Company at $0.75 per share; provided, that if the Bridge Notes were not prepaid in full by October 17, 2003, the number of shares issuable upon exercise of the warrants would increase to 1,250,000 shares and would increase further to 1,500,000 shares in the event that, for any reason, the Bridge Notes were not paid in full by January 17, 2004. Payment was not made by October 17, 2003, nor by January 17, 2004 and as a result, the number of shares issuable upon exercise of the warrants has increased to 1,500,000 shares. The Company utilized an aggregate of $650,000 of the net proceeds from the sale of the Bridge Notes to increase its outstanding loans to Lifetime and NYMI from $850,000 to $1,500,000. The Bridge Notes were due and payable on March 30, 2004; however, no payments have been made as of the date of filing this report and the debt continues to be in default. Certain of the Bridge Note holders have obtained a judgment in the full amount of their respective principal and accrued interest due. All such amounts are included in the total amount of principal and accrued interest payable reflected in the financial statement.

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


     November 24, 2004


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