Form 10-K
period 2004-12-31
AMERICAN UNITED GLOBAL  INC
filed 2005-06-08
CIK 859792

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2004

                        Commission File Number: 000-19404

                          AMERICAN UNITED GLOBAL, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                          95-4359228
 (State of incorporation)                      (IRS Employer Identification No.)


                   108 Village Square, # 327 Somers, NY 10589
                    (Address of principal executive offices)

                                  425-869-7410
                         (Registrant's telephone number)

           Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $.01 per share


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_X_]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES [ ] NO [X]

The aggregate market value of any voting or non-voting common equity held by non-affiliates as of June 30, 2004 was $2,012,217.50.

As of April 12, 2005, there were 8,487,399 shares outstanding of the Registrant's common stock.

Documents incorporated by reference: None.

                          AMERICAN UNITED GLOBAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                                                           Page

                                PART I

  Item 1. Business                                                      4
  Item 2. Properties                                                    4
  Item 3. Legal Proceedings                                             5
  Item 4. Submission of Matters to a Vote of Security Holders           5

                                PART II

  Item 5. Market for Registrant's Common Equity and Related             5
  Stockholder Matters and Issuer                                        6
  Purchases of Equity Securities
  Item 6. Selected Financial Data                                       7
  Item 7. Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                             13
  Item 7A. Quantitative And Qualitative Disclosures About Market Risk   13
  Item 8. Financial Statements And Supplementary Data                   13
  Item 9. Changes In and Disagreements With Accountants On Accounting 13 and Financial Disclosure
  Item 9A. Controls And Procedures                                      13
  Item 9B. Other Information1                                           13

                               PART III

  Item 10. Directors and Executive Officers of the Registrant           13
  Item 11. Executive Compensation                                       16
  Item 12. Security Ownership Of Certain Beneficial Owners And
  Management And Related Stockholder Matters                            17
  Item 13. Certain Relationships And Related Transactions               18
  Item 14. Principal Accounting Fees and Services                       21


                                     PART IV

  Item 15. Exhibits, Financial Statement Schedules                      21

Signatures

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Western

Western commenced operations in November 1992 with the acquisition from Case Corporation of seven retail distribution facilities located in Oregon and Washington. Western became our subsidiary simultaneous with such acquisition. Prior to November 1, 2000, Western was our 59.6% majority owned operating subsidiary. On November 1, 2000, we distributed 777,414 shares of Western common stock owned by us pursuant to the final court approved settlement of the shareholder class action. Due to the distribution of the Western shares and subsequent issuances of shares by Western, Western is no longer a majority owned subsidiary of ours but we continue to own approximately 13% of Western's outstanding common stock. Our 1,222,586 shares of Western are presently held in escrow - see Legal Proceedings.

Informedix

InforMedix has developed a portable medical device linked to an integrated hardware and software system that its management believes will enable pharmaceutical and biotechnology companies to get new drugs to market faster and at a lower cost than traditional methods.

On May 8, 2003, Informedix merged with a public entity whose name was changed to Informedix Holdings, Inc. and 54,000 shares of their common stock were issued to our company pursuant to the automatic conversion feature of the loan and all accrued interest. On July 25, 2003, we loaned $20,000 to Informedix pursuant to the terms of a 12% promissory note originally due January 31, 2004 which due date was extended to April 2, 2004. The note was paid in full on that date. We intend to distribute the 54,000 shares of Informedix that we hold to the holders of our Series B-3 Preferred Stock as of June 10, 2003.

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

ITEM 2. PROPERTIES

Our principal corporate offices are located at 108 Village Square, # 327 Somers, NY 10589.

ITEM 3. LEGAL PROCEEDINGS

Bridge Investment
In April 2004, certain bridge investors commenced an action against our company in the Supreme Court of the State of New York, County of New York, alleging, among other things, that we owe plaintiffs repayment of $700,000 in principal face amount notes issued in connection with our intended acquisition of New York Medical, a New York corporation (Altitude Group, LLC, Birch Associates, LLC and D.C. Capital, LLC v. American United Global, Inc., Index No. 600936/04). Plaintiffs filed a motion seeking summary judgment against us in aggregate amount of $787,546, consisting of the allegedly outstanding principal and interest on the notes as well as attorneys' costs, and we opposed that motion. On September 24, 2004, judgment was rendered in favor of these three investors in the amount of $840,695.79. We are currently attempting to settle this matter with the plaintiffs on an amicable basis.

New York Medical, Inc.
New York Medical, Inc. and Redwood Investment Associates, L.P. vs American United Global, Inc., et al. (Supreme Court, New York State, New York County). In this suit, filed on December 12, 2003, plaintiffs seek a declaration that a series of transactions by which we allegedly acquired Lifetime Healthcare Services, Inc. ("Lifetime") and Lifetime acquired an interest in NY Medical from Redwood (collectively "Transactions") were properly rescinded or, alternatively, that because the Transactions were induced by fraudulent conduct of our company and others, that the Transactions should be judicially rescinded. In addition to the requests for equitable relief, plaintiffs also seek monitory damages in excess of $5 million and exemplary damages in the amount of $15 million.

Currently, the suit has not proceeded past the filing and service of the complaint. We have obtained an open-ended extension of time in which to answer and/or move with regard to the complaint. We are attempting to resolve the matter amicably. However, in the event litigation proceeds, it will be aggressively defended.

Howard Katz
Howard Katz, a member of our board of directors, is in discussions with us over the terms of a settlement of a debt that he claims we owe him. Mr. Katz' resignation from our board of directors was requested in connection with the intended acquisition of NY Medical, a request that was not affected by the subsequent rescission of all agreements relating to such acquisition. Nonetheless, we have not received such resignation as of the date of this annual report of Form 10-K. We anticipate an expeditious settlement with Mr. Katz regarding the amount of the debt and the payment terms thereof, in connection with which we expect to obtain his letter of resignation from our board of directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our shares of common stock are presently quoted on the pink sheets under the symbol AUGB. Listed below are the high and low sale prices for the shares of our common stock during the years ended December 31, 2004 and 2003. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

                                        Common Stock
                                        ------------

                                    High             Low
                                    ----             ---

Fiscal 2003
-----------
First Quarter                       $1.25            $0.60
Second Quarter                      $2.50            $0.75
Third Quarter                       $2.375           $1.25
Fourth Quarter                      $2.75            $1.50


Fiscal 2004
-----------
First Quarter                       $2.75            $1.50
Second Quarter                      $2.50            $1.50
Third Quarter                       $4.50            $1.70
Fourth Quarter                      $2.00            $0.90

Fiscal 2005
-----------
First Quarter                       $1.65            $0.65

On April 12, 2005, there were approximately 147 holders of record of our common stock then issued and outstanding.

As of April 13, 2005, the last sale price of the shares of our common stock as reported on the pink sheets was $0.75.

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

                                Number of securities to be   Weighted-average exercise   Number of securities
                                  issued upon exercise of    price of outstanding        remaining available for
                                   outstanding options,      options, warrants and       future issuance under
                                    warrants and rights      rights                      equity compensation plans
Equity compensation plans
approved by security holders
           2001 Stock Option
           Plan                                   1,194,000                       $1.26                     806,000
Equity compensation plans not
approved by security holders
                                                       None                       - - -                        None
           Total                                  1,194,000                       $1.26                     806,000


ITEM 6. SELECTED FINANCIAL DATA.

The Consolidated Statements of Operations set forth below with respect to fiscal years 2001 and 2002 and the periods of August 1, 2002 through June 16, 2003 and June 17, 2003 through December 31, 2003 and the Consolidated Balance Sheet Data at July 31, 2002, June 16, 2003 and December 31, 2003 are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and Notes thereto of American United Global, Inc. included in this Annual Report on Form 10-K. The Consolidated Statements of Operations Data set forth below with respect to fiscal year 2000 and the Consolidated Balance Sheet Data at July 31, 2000 and 2001 are derived from the audited Consolidated Financial Statements of the Company which are not included in this Annual Report on Form 10-K. The data set forth in the following tables should be read in conjunction with, and are qualified in their entirety by, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                             June 17, 2003   August  1,
                               Year Ended     Through        2002 Through
                              December 31,   December 31,    June 16,                  Year ended July 31,
                                 2004           2003           2003             2002         2001(1)         2000
                              -------------- -------------  -------------  -----------   --------------   -----------
Net sales                     $        --    $        --    $        --    $        --   $        --     $  155,637

Loss from
continuing
operations                         (2,296)        (4,036)                      (1,217)        (6,400)        (7,030)
                                                                  (698)
Net Loss                           (2,296)        (4,036)                      (1,217)        (6,400)        (7,030)
                                                                  (698)
Basic and
Diluted Loss
 Per Share:

Loss from
continuing
operations                         (0.28)         (0.56)         (0.35)         (1.50)        (13.02)        (14.71)

Net loss                           (0.28)   $     (0.56)   $     (0.35)   $     (1.50)   $    (13.02)        (14.71)


                                                     Consolidated Balance Sheet Data (in $ thousands)
                                               Period  Ended               Year ended July 31
                                        ---------------------------    ------------------------------

                             December      December       June         2002         2001        2000
                             31, 2004      31, 2003       16, 2003
Total                        $     128    $     584        1,424    $   3,000    $   1,724    $ 128,549
assets

Total                           (5,316)       4,242        2,700        3,587        2,909      115,413
liabilities

Working capital (deficit)       (5,188)      (3,658)      (1.276)        (587)      (2,137)     (17,579)

Stockholders' (deficiency)
 equity                      $  (5,188)   $  (3,656)   $  (1,276)   $    (587)   $  (1,185)   $   7,373


(1) For 2002 and 2001, Western has been accounted for under the equity method whereas in 2000 Western was included in the consolidated financial statements of AUGI.


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

Results of Operations


The fiscal year ended December 31, 2004 compared to the period of June 17 2003 to December 31, 2003

General and administrative expenses for the year ended December 31, 2004 were $1,265,000 compared to $1,281,000 for the six and one half month period ended December 31, 2003. The higher monthly average in the six and one half month period ended December 31, 2003 was primarily attributable to higher legal and other professional fees having to do with the Lifetime merger, the NY Medical acquisition and the rescission thereof as well as costs associated with the abandoned private placement.

Net interest expense for the year ended December 31, 2004 was $869,000 compared to $1,247,000 for the six and one half month period ended December 31, 2003. The decrease is primarily due a charge of $1,083,000 in the 2003 period for the beneficial conversion feature and warrants associated with the Bridge Notes for which the comparable charge in 2004 was $417,000. This was somewhat offset by a higher interest rate on the Bridge Notes in 2004 due to the Notes being in default. In addition, the current year reflected $87,000 of interest expense paid with common stock to the Rubin Family Irrevocable Stock Trust on a loan of $218,000 (see Note 6).

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

Net interest expense for the ten and one half months ended June 16, 2003 was $107,000 and was $1,247,000 for the six and one half months ended December 31, 2003. The increase was due to a charge of $1,083,000 for the beneficial conversion feature of the 1,500,000 warrants that accompanied the Bridge Notes, which is recorded as additional interest expense; in addition, as there was a full reserve recorded against the debt due from NYMI, the previously accrued interest income as of December 31, 2003 of approximately $61,000 on such note was reversed. Slightly offsetting the expense increases was an increase in interest income of $3,000 earned on notes receivable that were issued late in the June 16 period and early in the December 31 period.

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

During the fiscal year ended December 31, 2004, cash, cash equivalents and marketable securities decreased by $376,000. There were cash receipts of $218,000 from the Rubin Family Irrevocable Stock Trust during the 2004 year in the form of loans represented by Promissory Notes. There was also a sale of marketable securities of $2,000. Cash receipts in 2003 were net proceeds of $1,350,000 from the sale of the Bridge Notes on June 18, 2003. These funds plus the then existing cash balance were expended as follows; $658,000 was used for additional loans to NYMI and $70,000 was used for additional loans to other companies; approximately $585,000 was used for expenses and professional fees related to the rescinded acquisition of Lifetime and NYMI and approximately $117,000 was used to fund day to day operations.

The Company's cash of $8,000 as of December 31, 2004 is not sufficient to support current levels of operations for the next twelve months and it will be necessary for the Company to continue to seek additional financing. In addition, the Company is in default on certain unsecured indebtedness due to an unrelated third party and expects to continue non-payment of this indebtedness. The Company is also in default on the Bridge Notes but is exploring a settlement that management hopes can be reached in the near future.

Since December 31, 2004, the Company has borrowed an additional $76,000 from the Rubin Family Irrevocable Stock Trust through April 29, 2005.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Commitments and Other Obligations

We remain contingently liable for certain capital lease obligations assumed by eGlobe, Inc. (eGlobe) as part of the Connectsoft Communications Corp. asset sale that was consummated in June 1999 (see Note 6).

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

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities which was originally issued in January 2003. FIN 46 or revised provides guidance on the consolidation of certain entities when control exists through other entities created after January 31, 2003. The Company does not hold a variable interest in any enterprise. Accordingly, the Company does not expect the provisions of FIN 46 to have a material effect on future interim or annual financial statements.

On December 18, 2003 the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The adoption of SAB 104 did not have a material impact the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees (APB 25) and requires such transactions to be accounted for using a fair-valued-based method, with the resulting cost recognized in the Company's financial statements. This new standard is effective for annual periods beginning after June 15, 2005. The Company has not awarded or granted any share-based compensation to date and, therefore, the adoption of this standard is not expected to have any effect on the Company's financial position or results of operations until such time as share-based compensation is granted.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets. SFAS No. 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, to eliminate the exception for non-monetary exchanges of similar productive assets. The Company will be required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

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

Not applicable.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

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


Name                          Age        Positions presently held

Robert M. Rubin               64         Chairman of the Board of Directors and
                                         Chief Executive Officer

David M. Barnes               62         Chief Financial Officer and Director

Michael Metter                53         Director

Howard Katz (1)               64         Director

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

David M. Barnes. Mr. Barnes has served as our Chief Financial Officer since May 15, 1996, and was a director from November 8, 1996 through June 17, 2003. Mr. Barnes resigned as a member of our board of directors effective on June 17, 2003 but was reappointed to our board of directors upon the effectiveness of the rescission agreement with NY Medical. Mr. Barnes is also presently a member of the Advisory Board of Interactive Imagination, Inc., a privately-held video game developer based in Seattle, WA. Mr. Barnes is also a member of the board of directors of each of SearchHelp, Inc. (OTC: SHLP) and In Veritas Medical Diagnostics, Inc. (OTC: IVME).

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

Any amendment of our Code of Ethics or waiver thereof applicable to any of our principal executive officer, principal financial officer and controller, principal accounting officer or persons performing similar functions will be disclosed on our website within 5 days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed. A copy of our Code of Ethics was attached as Exhibit 14 to our Form 10-K filed with the SEC on July 16, 2004 and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation for services rendered to our company during fiscal years 2002, 2003 and 2004 by (i) our Chief Executive Officer, and (ii) each of our other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 and whose compensation is required to be disclosed under SEC rules.

                                  Annual Compensation ($)         Long Term Compensation
                                                                          Awards         Payouts
Name and                                             Other Annual Securities Underlying  LTIP      All Other
Principal Position         Year   Salary   Bonus     Compensation Options/ SARs(#)       Payouts   Compensation
------------------         ----   ------   -----     ------------ ----------------       -------   ------------
Robert M. Rubin (1)        2004 $265,000   - - -  - - -                                  - - -     - - -
                           2003 $274,000   - - -  - - -                                  - - -     - - -
                           2002 $253,000   - - -  - - -                                  - - -     - - -

David M. Barnes            2004 $45,000    - - -  - - -                                  - - -     - - -
                           2003 $120,000   - - -  - - -                                  - - -     - - -
                           2002 $150,000   - - -  - - -                                  - - -     - - -


 (1) (1) Effective in July 1999, Mr. Rubin was entitled to an annual salary of $225,000 plus a minimum increase each year equal to the percentage rise in the New York City wage index (approximately 4% per year).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of the most recent practicable date, our authorized capitalization consisted of forty million shares of common stock, par value $0.01 per share. As of April 12, 2005, there were 8,487,399 shares of our common stock issued and outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders. The following table sets forth, as of such date, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Name and Address                                   Amount Owned (1)    Percent of Class (2)

Rubin Family Irrevocable Stock Trust (3)
                                                    5,357,452                    63.12%
Robert M. Rubin (4)                                    33,680                         *
David M. Barnes (5)                                   749,500                     8.58%
C. Dean McLain (6)                                    962,000                    11.06%
Michael Metter (7)                                    130,000                     1.51%
Howard Katz (8)                                        64,000                         *
Vertex Capital Corp.                                  600,000                     7.07%
All officers and directors as a group (4 persons)   6,334,632                    70.82%

* Less than one percent.

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

(3) The Rubin Family Irrevocable Stock Trust (the "Trust") was created by Robert
M. Rubin, our chairman and chief executive officer, for the benefit of his wife Margery Rubin and their children. Mr. Rubin disclaims beneficial interest in all securities of our company held by the Trust.

(4) Includes (a) 80 shares of our common stock owned by Mr. Rubin and (b) 33,600 shares of our common stock underlying presently exercisable options.

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

Prior to the Merger, the Rubin Family Irrevocable Stock Trust (the "Trust") owned approximately 77.6% of the shares of common stock, par value $.01 per share of our company. In connection with the Merger, our company:

         o issued to the former stockholders of Lifetime, an aggregate of 467,500 shares of our company's Series B-2 Convertible Preferred Stock (the "B-2 Preferred"), convertible into an aggregate of 9,350,000 shares of our common stock, which B-2 Preferred votes on an "as converted" basis with our common stock on all matters as to which holders of our common stock may vote; and

         o entered into a certain agreement (the "Closing Agreement") which was to govern the constitution of our board of directors and materially impact its decision-making capability.

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

Under the terms of such Rescission Agreement:

         o the Merger, Merger Agreement and all related documents were cancelled and rescinded and rendered null and void, ab initio, for all purposes, including for tax purposes;

         o the NY Medical Stock Purchase Agreement, the acquisition of capital stock of NY Medical and all transactions relating thereto were cancelled and rescinded and rendered null and void, ab initio, for all purposes, including for tax purposes;

         o the share exchange agreement between our company and the ESOP pursuant to which we were to acquire the remaining 45% of NY Medical not acquired through the Merger Agreement (the "Share Exchange Agreement") and all transactions relating thereto were cancelled and rescinded and rendered null and void, ab initio, for all purposes, including for tax purposes; and

         o in order to enable us to repay the $1.5 million of bridge notes (the "Bridge Notes") owed to certain investors in March 2004, NY Medical agreed under the terms of the Rescission Agreement that "the NY Medical Note shall be modified such that all principal and interest thereunder shall be due from NY Medical to AUGI on March 30, 2004." In consideration of such modification, the Rescission Agreement permits NY Medical or its representatives to communicate directly with the holders of the Bridge Notes for the purpose of, among other things, negotiating an alternative mechanism for the payment of the Bridge Notes.

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

         o effective as of December 9, 2003, the Share Exchange Agreement between our company and the ESOP and all transactions contemplated thereby are null and void, ab initio, for all purposes, including, without limitation, for tax purposes; and

         o        all principal amount of and accrued interest on the NY Medical
                  Note is, in fact, due and payable on March 30, 2004, and NY Medical shall have the right to communicate directly with the holders of the Bridge Notes for the purpose of, among other things, negotiating an alternative mechanism for the payment of the Bridge Notes.

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

As a result of the consummation of the transactions contemplated by the Rescission Agreement:

         o 55% of the capital stock of NY Medical will be returned to Redwood and the proposed Share Exchange with the ESOP will be cancelled;

         o the Merger is cancelled and rescinded, and all 467,500 shares of our Series B-2 Preferred Stock issued to the former stockholders of Lifetime are rendered null and void, without any further value or rights, and returned to the treasury of our company for cancellation;

         o all stock options issued to Dr. Landow, Joseph Ciavarella, the directors designated by Dr. Landow and other employees of NY Medical are cancelled, which options were exercisable for an aggregate of 2,100,000 shares of our common stock;

         o effective as of December 9, 2003 each of Dr. Landow, Stuart Fause and John Good is deemed to have resigned as a member of our board of directors; and

         o        we cancelled the $5,500,000 Landow Note.

Effect of the Rescission of the NY Medical and Related Transactions.

As at the date of this filing, our company is in default in payment of the $1.5 million of Bridge Notes that were due and payable on March 17, 2004. On March 30, 2004, the $1.5 million of NY Medical Notes became due and payable. The NY Medical Notes and our subordinated security interest in the assets of NY Medical have been assigned to the holders of the Bridge Notes. We expect to negotiate with representatives of NY Medical extensions of such obligations or otherwise enter into compromise arrangements with the holders of the Bridge Notes. Our company has been advised that NY Medical is currently negotiating to refinance its indebtedness owed to DVI Business Credit Corp. ("DVI"), the senior secured lender to NY Medical, that holds a first priority lien and security interest on all of the assets of NY Medical. However, in April 2004, certain holders of the Bridge Notes sued us for repayment thereof and in September 2004, a judgment was rendered against us in the amount of $840,695.79 (see "Item 3. Legal Proceedings").

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

The Trust was issued an aggregate of 180,382 shares of B-3 Preferred, which have since the date of issuance converted into 3,607,620 shares of common stock, but gained no benefit therefrom not shared on a pro rata basis with all other holders of our common stock as of June 10, 2003.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to our company for the periods indicated by our principal accountants, are as follows:


                         Year ended December    June 17, 2003 to       August 1, 2002 to       Year ended July 31,
                         31, 2004               December 31, 2003      June 16, 2003          2002
AUDIT FEES
PriceWaterhouseCoopers                                                                        $22,000
Seligson &Giannatassio   $20,000                $10,000                $10,000
Eisner, LLP              $20,000                $10,000                $10,000

AUDIT RELATED FEES:
Seligson &Giannatassio   $13,000
Eisner, LLP                                     $10,000                $10,000
Bagell &Joseph                                                         $1,000

TAX FEES:
Robert Schulman                                                        $25,000

ALL OTHER FEES:
Bagell &Joseph                                                         $7,500
Eisner, LLP                                     $25,000                $35,000

Total                    $53,000                $55,000                $98,500                $22,000


                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

         (a) The following documents are being filed as part of this Report:

            (1) See page F-1 for an index of consolidated financial statements. (2) Not applicable

            (3)   Exhibits:

            See 15(b) below for a listing of items filed as exhibits to this Form 10-K as required by Item 601 of Regulation S-K.

      (b)   Exhibits:

            31.1  Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
                  ("Sarbanes-Oxley"). *

            31.2  Certification of the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
                  ("Sarbanes-Oxley"). *

            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

            32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

      (c)   Financial Statement schedules:

            Financial Statement Schedules have been either omitted due to inapplicability or because required information is shown in the Consolidated Financial Statements or the Notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN UNITED GLOBAL, INC.


By: /s/ Robert M. Rubin                                          June 7, 2005
-----------------------------
Robert M. Rubin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                  Title                                    Date
--------------------       ------------------------------------     ------------

/s/ Robert M. Rubin        CEO and Chairman of the Board            June 7, 2005
-------------------
Robert M. Rubin

/s/ David M. Barnes        Chief Financial Officer and Director     June 7, 2005
-------------------
David M. Barnes

------------------         Director                                 June 7, 2005
Howard Katz

/s/ Michael Metter         Director                                 June 7, 2005
------------------
Michael Metter

                          AMERICAN UNITED GLOBAL, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                          Number

  Independent Auditors' Report ...........................................  F-1
  Consolidated Balance Sheets December 31, 2004,
     December 31, 2003 and June 16, 2003 .................................  F-2
  Consolidated Statements of Operations for the year ended
     December 31, 2004, the period of June 17, 2003 through
  December 31, 2003, and the period of August 1, 2002
     through June 16, 2003 ...............................................  F-3
  Consolidated Statements of (Deficit) Equity for
     each of the  Periods ................................................  F-4
  Consolidated Statements of Cash Flows for the year ended
     December 31, 2004, the period of June 17, 2003 through
  December 31, 2003 and the period of August 1, 2002
     through June 16, 2003 ...............................................  F-5
  Notes to the Consolidated Financial Statements .........................F-6-12

REPORT OF THE INDEPENDENT REGIGISTERED ACCOUNTING FIRM

To the Stockholders and
Board of Directors
American United Global, Inc & Subsidiaries

We have audited the accompanying balance sheets of American United Global, Inc & Subsidiaries as of December 31, 2004 and 2003 and the related statements of operations, change in stockholders' equity and cash flow for the year ended December 31, 2004 and for the period August 1, 2002 to June 16, 2003 and for the period June 16, 2003 to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American United Global, Inc & Subsidiaries as of December 31, 2004 and 2003, and the result of its operations and its cash flows for the year ended December 31, 2004 and for the period August 1, 2002 to June 16, 2003 and for the period June 16, 2003 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


Seligson & Giannattasio, LLP
N. White Plains, NY
May 31, 2005

                          AMERICAN UNITED GLOBAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                                                   December 31,     December 31,      June 16,
                                                                      2004            2003              2003
                                                                   ------------    ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                                       $      8,000    $    379,000    $    353,000
   Investment in marketable securities,
        at market value                                                      --           5,000           9,000
   Notes receivable from New York Medical, Inc.,
    net of reserve of $1,508,000, $1,508,000 and $ -0-                        0               0         850,000
   Investment in Informedix                                              40,000         100,000         100,000
   Investment in, SpongeTech                                             50,000          50,000          25,000
   Note receivable, InforMedix                                               --          20,000              --
   Note receivable, Scantek                                              25,000          25,000              --
   Prepaid expenses                                                          --              --          75,000
   Interest receivable                                                    5,000           5,000          12,000
                                                                   ------------    ------------    ------------
   TOTAL CURRENT ASSETS                                                 128,000         584,000       1,424,000
                                                                   ------------    ------------    ------------
   TOTAL ASSETS                                                    $    128,000    $    584,000    $  1,424,000
                                                                   ============    ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Short-term borrowings in default, including
    accrued interest of $1,210,000, $1,060,000
    and $979,000, respectively                                        2,710,000       2,560,000    $  2,479,000
   Accounts payable                                                      14,000          14,000          16,000
   Accrued liabilities                                                  663,000         397,000         438,000
  Note payable - Rubin Family Trust net of discount
   of $218,000                                                              -0-
  Notes payable                                                              --           7,000          47,000
Distribution payable to Series B-3 Preferred shareholders                40,000         100,000              --
Interest payable on Bridge Notes                                        389,000          81,000              --
                                                                   ------------    ------------    ------------
Bridge Notes payable, net of unamortized
      discount of $ -0- and $417,000 respectively                     1,500,000       1,083,000              --
                                                                   ------------    ------------    ------------
       TOTAL CURRENT LIABILITIES                                      5,316,000       4,242,000       2,980,000
                                                                   ------------    ------------    ------------
      TOTAL LIABILITIES                                               5,316,000       4,242,000       2.980,000
                                                                   ------------    ------------    ------------
Commitments and contingencies

SHAREHOLDERS' DEFICIT:
   Preferred stock, 12.5% cumulative, $1.00 per share
     liquidation value, $.01 par value; 1,200,000
 shares authorized; none issued and outstanding                              --              --               --
 Series B-1 preferred stock, each 25 shares convertible into 1 common share, $3.50 per share
 liquidation value, $.01 par value; 1,000,000 shares
 authorized; 255,094, 407,094 and 407,094 issued and
outstanding respectively                                                  3,000           4,000           4,000
  Series B-3 preferred stock, each share
     convertible into 20 common shares, $20.00 per
share liquidation value, $.01 par value, 232,500 shares
authorized; 48,505 and 232,436                                            1,000           2,000              --
         shares issued and outstanding
Common stock, $.01 par value; 40,000,000
 shares authorized; 8,487,399, 2,532,699 and 1,997,624 shares
issued and outstanding respectively                                      85,000          25,000          20,000
   Additional paid-in capital                                        53,760,000      53,126,000      51,475,000
   Accumulated deficit                                              (58,957,000)    (56,661,000)    (52,625,000)
Accumulated unrealized loss, net                                             --         (74,000)        (70,000)
                                                                   ------------    ------------    ------------

                                                                     (5,108,000)     (3,578,000)     (1,196,000)
                                                                   ------------    ------------    ------------
  Less cost of treasury shares                                          (80,000)        (80,000)        (80,000)
                                                                   ------------    ------------    ------------

     Total shareholders' deficit                                     (5,188,000)     (3,658,000)     (1,276,000)
                                                                   ------------    ------------    ------------

   TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                     $    128,000    $    584,000    $  1,424,000
                                                                   ============    ============    ============

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              AUGUST 1, 2002    YEAR ENDED
                                                 YEAR ENDED   JUNE 17, 2003 TO   TO JUNE 16,      JULY 31,
                                          DECEMBER 31, 2004  DECEMBER 31, 2003        2003          2002
General and administrative expenses              $ 1,265,000    $ 1,281,000    $   871,000    $ 1,154,000
                                                 -----------    -----------    -----------    -----------
Operating loss                                    (1,265,000)    (1,281,000)      (871,000)    (1,154,000)

Income from litigation settlement                                                               2,875,000

Impairment of Investment in Intertech
  Capital, Inc.                                                                                  (250,000)
Interest paid in common stock                        (87,000)                                  (1,000,000)
Interest expense, net                               (869,000)    (1,247,000)      (107,000)      (149,000)

Loss on sale of marketable securities                (75,000)                                    (837,000)
Other income                                                                       280,000
Reserve for notes due from
  New York Medical, Inc.                                         (1,508,000)

Equity in loss of unconsolidated subsidiary                                                      (702,000)

Loss before taxes                                 (2,296,000)    (4,036,000)      (698,000)    (1,217,000)

Net loss                                         $(2,296,000)   $(4,036,000)   $  (698,000)   $(1,217,000)
                                                 -----------    -----------    -----------    -----------

Basic and diluted loss per share:
Basic and diluted loss per share                 $     (0.28)   $     (0.56)   $     (0.35)   $     (1.50)

Weighted average number of shares                  8,090,745      7,181,419      1,997,624        810,124
                                                 ===========    ===========    ===========    ===========

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          YEAR ENDED        JUNE 17, 2003 TO   AUGUST 1, 2002
                                                          DECEMBER 31,      DECEMBER 31, 2003  TO JUNE 16,      YEAR ENDED JULY
                                                          2004                                 2003             31, 2002
                                                          -----------       -----------        ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations                    $(2,296,000)      $(4,036,000)       $ (698,000)      $(1,217,000)
                                                          ===========       ===========        ==========       ===========
   Adjustments to reconcile net loss to net cash used
   by operating activities:
   Beneficial conversion feature                              417,000         1,083,000
   Equity in loss of affiliate                                                                                      702,000
  Interest paid in common stock                                87,000                                             1,000,000
  Stock award compensation                                    476,000           435,000
  Stock option compensation                                                                       100,000
   Loss on sale of marketable securities                       77,000                                               837,000
   Impairment of investments                                                                                        250,000
  Reserve for NYMI note receivable                                            1,508,000
 Prepaid expenses and other receivables                        20,000            22,000           (87,000)           27,000
 Litigation settlement receivable                                                               2,875,000        (2,875,000)
 Accounts payable                                                                (2,000)          (10,000)          (13,000)
 Accrued liabilities                                          626,000           225,000          (526,000)          440,000

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          (571,000)         (870,000)        1,374,000          (849,000)

CASH FLOWS FROM INVESTING ACTIVITIES
  (Loan to) Repayment from Informedix, Inc.                    20,000           (20,000)         (100,000)
  Loan to Scantek Medical, Inc.                                                 (25,000)
  Loans to Spongetech, Inc.                                                                       (25,000)
                                                                            (25,000)
  Loans to New York Medical, Inc.                                                                (850,000)
                                                                            (658,000)
  Purchase of treasury stock                                                                      (80,000)
  Sales of marketable securities                                2,000                                               185,000
  Net effect on cash from distribution
    of Western Power shares

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES             2,000         (728,000)        (1,055,000)          185,000
                                                          -----------       -----------        ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Bridge Notes,                                           1,500,000
  Net (payments) / borrowings under
    term loans                                                                 (40,000)            47,000
(Repayment) / borrowing under note payable to Rubin
Family Trust                                                  218,000                            (250,000)          250,000
 Increase in short term borrowings                                               81,000           131,000
 Start up costs of Lifetime                                                      83,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                              218,000         1,624,000           (72,000)          250,000
                                                          -----------       -----------        ----------       -----------
Net increase (decrease) in cash
 and cash equivalents                                        (371,000)           26,000            247,000         (414,000)
Cash and cash equivalents, beginning                          379,000           353,000        $   105,000          519,000
                                                          -----------       -----------        ----------       -----------
Cash and cash equivalents, ending                         $     8,000       $   379,000            353,000       $  105,000
                                                          -----------       -----------        ----------       -----------

The Company did not make any payments for income taxes or interest during the year ended December 31, 2004.

                          AMERICAN UNITED GLOBAL, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                                                              PREFERRED STOCK                                    COMMON STOCK
                                                              ---------------                                    ------------
                                                                                                          Number of
                                                  Number of shares                  Amount                shares         Amount
                                                 --------------------------     --------------------      -----------   ---------
                                                 B-1         B-2 and B-3        B-1      B-2 and B-3
                                                 ---         --------------     ---      -----------
Balance at July 31, 2002                        407,094                      $  4,000    $                1,997,624    $    20,000

Net loss

    Balance at June 16, 2003                    407,094                      $  4,000                     1,997,624     $    20,000
Net loss
Issuance of B-2 preferred stock                                467,500                       5,000
Issuance of B-3 preferred stock                                232,436                       2,000
Cancellation of B-2 preferred stock                           (467,500)                     (5,000)
                                                              ---------                     -------
Issuance of common shares in payment of
legal fees                                                                                                535,075            5,000
                                                                                                          -------            -----

Balance at December 31, 2003                    407,094        232,436       $ 4,000        $2,000      2,532,699      $    25,000
                                               --------        -------       -------        ------      ---------      -----------
Net loss
Issuance of common stock to officers                                                                    1,270,000           13,000
Conversion of B-3 preferred stock                             (183,931)                     (1,000)     3,678,620           37,000
Conversion of B-1 preferred stock              (152,000)                      (1,000)                       6,080             -
                                               ---------                     --------
Shares issued for services rendered                                                                     1,000,000           10,000
                                                                                                        ---------      -----------

Balance at December 31, 2004                    255,094         48,505       $ 3,000       $ 1,000      8,487,399      $    85,000
                                               --------      ---------       -------     ---------      ---------      -----------

                                                                    ACCUMULATED
                                                  ADDITIONAL            OTHER                            COST OF       SHAREHOLDERS'
                                                  CONTRIBUTED       COMPREHENSIVE       ACCUMULATED      TREASURY         (DEFICIT)
                                                  CAPITAL           INCOME (LOSS)       (DEFICIT)          STOCK           EQUITY
Balance at July 31, 2002                          $ 51,375,000         (59,000)       $ (51,927,000)                   $   (587,000)
Net loss                                                                                   (698,000)
                                                                                                                           (698,000)
Accumulated unrealized loss                                            (11,000)
                                                                                                                            (11,000)
Purchase of Treasury Shares                                                                                (80,000)         (80,000)
                                                                                                          ---------
Stock option compensation                              100,000                                                               100,000
                                                                                                                             -------
Balance at June 16, 2003                            51,475,000         (70,000)         (52,625,000)       (80,000)      (1,276,000)

Net loss                                                                                 (4,036,000)                     (4,036,000)
                                                                                         -----------
Accumulated unrealized loss                                             (4,000)
                                                                        -------
                                                                                                                             (4,000)
Issuance of B-2 preferred stock                         (5,000)                                                                   -
Issuance of B-3 preferred stock                         (2,000)                                                                   -
Cancellation of B-2 preferred stock                      5,000                                                                    -
Issuance of common shares in payment of legal
fees                                                   170,000                                                              175,000
Bridge Notes - Beneficial conversion feature         1,500,000                                                            1,500,000
Start up costs of Lifetime                              83,000                                                               83,000
Distribution of Informedix shares to B-3
preferred shareholders                                (100,000)                                                            (100,000)
                                                  ------------

Balance at December 31, 2003                      $ 53,126,000          (74,000)      $ (56,661,000)       (80,000)   $  (3,658,000)
                                                  ------------          --------      --------------      ---------    -------------
Net loss                                                                                 (2,296,000)                     (2,296,000)
                                                                                      --------------                   -------------
Issuance of common stock to officers                   463,000                                                              476,000
Conversion of B-3 preferred stock                      (37,000)                                                              (1,000)
Rubin Family Trust Note - Beneficial
 conversion feature                                    218,000
Conversion of B-1 Preferred Stock                                                                                            (1,000)
Shares issued for services rendered                    (10,000)                                                                   -
Sale of marketable securities                                             74,000                                             14,000
                                                                                                                       -------------

Balance at December 31, 2004                      $ 53,760,000             -          $ (58,957,000)       (80,000)    $ (5,188,000)
                                                 -------------                        --------------      ---------    -------------

                          AMERICAN UNITED GLOBAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

American United Global, Inc. (the "Company" or "AUGI"), is incorporated in Delaware and has offices in New York. AUGI has had operating subsidiaries in prior years and is currently a non-operating public shell corporation.

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

For accounting purposes, the transaction between AUGI and Lifetime was considered, in substance, a capital transaction rather than a business combination. The exchange was accounted for as a reverse acquisition since the former shareholders of Lifetime would have owned a majority of the outstanding common stock of AUGI upon conversion of the preferred shares they received in the merger. However, on December 8, 2003 certain members of the Board of Directors of AUGI, Lifetime, NYMI and Redwood Investment Associates, LLP ("Redwood", the previous majority owner of NYMI) executed a Rescission Agreement effective as of December 9, 2003. The remaining members of the Board of Directors executed the Rescission Agreement on March 8, 2004, effective December 9, 2003 (see Note 2).

As a result of the merger with Lifetime, AUGI changed its year end of July 31, to December 31, the year end of Lifetime, and has continued to report on a December 31 year end basis subsequent to the Rescission Agreement.

PRINCIPLES OF CONSOLIDATION

The consolidated financial information included in this report has been prepared in conformity with the accounting principles generally accepted in the United States of America and has been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

GOING CONCERN

At December 31, 2004, the Company had a working capital deficiency of $5,188,000, an accumulated deficit of $58,957,000, and had incurred a loss of $2,296,000 for the year ended December 31, 2004, a loss of $4,036,000 for the period of June 17, 2003 through December 31, 2003 and a loss of $698,000 for the period of August 1, 2002 through June 16, 2003. In addition, the Company's cash of $8,000 at December 31, 2003 is not sufficient to fund operations for the next twelve months. Such recurring losses and working capital deficiency raise doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

                          AMERICAN UNITED GLOBAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

                           December 31, 2004     December 31, 2003     June 16, 2003     July 31, 2002
                           -----------------     -----------------     -------------     -------------
Cost                             -0-                  $79,000           $ 79,000              79,000
Cumulative unrealized loss       -0-                   74,000             70,000              59,000
                                ----                  -------           --------              ------
                                 -0-                  $ 5,000           $  9,000              20,000
                                ====                  =======           ========              ======

Cost used in the computation of realized gains and losses is determined using the first-in-first-out cost method. During fiscal 2001 and 2002, the Company sold $1,275,000 and $185,000 of marketable securities respectively and realized losses of $1,395,000 and $837,000 respectively. There were no sales of marketable securities during the periods ended June 16, 2003 and December 31, 2003.

During the year ended December 31, 2004, the Company sold $2,000 of marketable securities and realized a loss of $77,000.

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

PER SHARE DATA

Basic and diluted loss per share is based on the weighted average number of common shares outstanding and common shares issuable upon conversion of the Series B-3 convertible preferred stock which was issued as a dividend to all common shareholders effective as of June 17, 2003. The common shares issuable upon conversion of the Series B-3 preferred stock are included based on the preferred shareholders ability to share in distributions of earnings available to common shareholders, if any, without conversion.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of notes receivable. The Company maintains all of its cash balances in two financial institutions. The balances are each insured by the Federal Deposit Insurance Corporation up to $100,000. At July 31, 2002, June 16, 2003, December 31, 2003 and December 31, 2004, the Company's uninsured cash balances totaled approximately $-0-, $250,000, $279,000 and $-0-respectively.

STOCK BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company currently accounts for its stock-based compensation using the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income (loss) and earnings (loss) per share as if the fair value based method of accounting had been applied.

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

If compensation cost for AUGI's stock option plans had been determined based on the fair value at the date of the grant for awards in accordance with the provisions of SFAS No. 123, AUGI's net loss per share would have changed to the pro forma amounts indicated below:

                                                    Period from          Period from
                                Year ended      June 17, 2003 to        August 1, 2002      Year ended
                           December 31, 2004    December 31, 2003     to June 16, 2003     July 31, 2002
                           -----------------    -----------------     ----------------     -------------
Net loss as reported          $ (2,209,000)        $(4,036,000)         $  (698,000)        $ (1,217,000)
Stock option compensation
  included in net loss                  --                  --              100,000                   --
Total stock-based employee
  compensation expense
  determined under the
  fair value method               (176,000)           (176,000)            (270,000)            (179,000)
                              ------------         -----------          -----------          -----------
     Pro forma net loss       $ (2,365,000)        $(4,212,000)         $  (968,000)         $(1,396,000)
                              ============         ===========          ===========          ===========

Net loss per share:

Basic and diluted loss
  per share as reported       $      (0.28)        $     (0.58)         $     (0.35)         $     (1.50)
Pro forma basic and diluted
  loss per share              $      (0.29)        $     (0.60)         $     (0.48)         $     (1.72)

     Weighted average number
       of shares                 8,090,745           7,181,419            1,997,624              810,124
                              ============         ===========          ===========          ===========

No stock options were granted during the fiscal year ended December 31, 2004.

Recent accounting pronouncements

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

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities which was originally issued in January 2003. FIN 46 or revised provides guidance on the consolidation of certain entities when control exists through other entities created after January 31, 2003. The Company does not hold a variable interest in any enterprise. Accordingly, the Company does not expect the provisions of FIN 46 to have a material effect on future interim or annual financial statements.

On December 18, 2003 the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The adoption of SAB 104 did not have a material impact the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees (APB 25) and requires such transactions to be accounted for using a fair-valued-based method, with the resulting cost recognized in the Company's financial statements. This new standard is effective for annual periods beginning after June 15, 2005. The Company has not awarded or granted any share-based compensation to date and, therefore, the adoption of this standard is not expected to have any effect on the Company's financial position or results of operations until such time as share-based compensation is granted.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets. SFAS No. 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, to eliminate the exception for non-monetary exchanges of similar productive assets. The Company will be required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.


NOTE 2 - ACQUISITION AND SUBSEQUENT RECSISSION AB INITIO OF LIFETIME HEALTHCARE SERVICES AND NEW YORK MEDICAL, INC.

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

                          AMERICAN UNITED GLOBAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

                          AMERICAN UNITED GLOBAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      the Company cancelled the 467,500 shares of B-2 Preferred Stock convertible into an aggregate of 9,350,000 shares of Company Common Stock which were issued to the former stockholders of Lifetime; and the $5,500,000 Landow Note was cancelled.

NOTE 3 - RECEIVABLE FROM NYMI

      The obligations of NYMI to the Company in respect of the loans and advances made between February and June 2003, aggregating $1,500,000, are evidenced by NYMI's 6% note which was payable in full as to principal and interest on January 31, 2004. The NYMI Note is secured by a lien on the accounts receivable, inventories and other assets of NYMI, subordinated to the liens of DVI, NYMI's asset based lender, and the holders of the Bridge Notes. Such note was not paid on January 31, 2004, nor has it been paid as of the filing date of this Form 10-K. An additional $8,000 is owed by NYMI to the Company and is unsecured.

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

                          AMERICAN UNITED GLOBAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      On August 5, 2003, the Company loaned $25,000 to ScanTek Medical, Inc. ("ScanTek") pursuant to the terms of a 12% promissory note which is due October 15, 2004. As consideration to AUGI for providing the loan, ScanTek added interest of $5,000 to the note and both parties agreed that any further interest would only be due, at the 12% rate, if there is a breach of the default and repayment provisions of the note. The note was not paid on October 15, 2004 nor on the extended due date of December 31, 2004. Currently, ScanTek is seeking financing to continue its business and has stated that it will pay the amount due should it be successful in closing on a working capital funding arrangement. Should ScanTek not be able to raise further capital by June 15, 2005, the Company will provide a full reserve against such receivable.

NOTE 5  -  BRIDGE NOTES PAYABLE AND OTHER SHORT TERM BORROWINGS

      On June 17, 2003, the Company received aggregate net proceeds of $1,350,000 from the sale of $1,500,000 principal amount of 10% convertible notes due in March 2004. The Bridge Notes are convertible into common stock of the Company at any time at the rate of $1.00 of Notes for one share of common stock and are secured by a second lien on all of the assets of NYMI. In addition, the purchasers of the Bridge Notes received five year warrants to purchase an aggregate of 1,000,000 shares of common stock of the Company at $0.75 per share; provided, that if the Bridge Notes were not prepaid in full by October 17, 2003, the number of shares issuable upon exercise of the warrants would increase to 1,250,000 shares and would increase further to 1,500,000 shares in the event that, for any reason, the Bridge Notes were not paid in full by January 17, 2004. Payment was not made by October 17, 2003, nor by January 17, 2004 and as a result, the number of shares issuable upon exercise of the warrants has increased to 1,500,000 shares. The Company utilized an aggregate of $650,000 of the net proceeds from the sale of the Bridge Notes to increase its outstanding loans to Lifetime and NYMI from $850,000 to $1,500,000. The Bridge Notes were due and payable on March 30, 2004; however, no payments have been made as of the date of filing this report and the debt continues to be in default. Certain of the Bridge Note holders have obtained a judgment in the full amount of their respective principal and accrued interest due. All such amounts are included in the total amount of principal and accrued interest payable reflected in the financial statements.

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

      In April 2004, certain bridge investors commenced an action against our company in the Supreme Court of the State of New York, County of New York, alleging, among other things, that we owe plaintiffs repayment of $700,000 in principal face amount notes issued in connection with our intended acquisition of New York Medical, a New York corporation (Altitude Group, LLC, Birch Associates, LLC and D.C. Capital, LLC v. American United Global, Inc., Index No. 600936/04). Plaintiffs filed a motion seeking summary judgment against us in aggregate amount of $787,546, consisting of the allegedly outstanding principal and interest on the notes as well as attorneys' costs, and we opposed that motion. On September 24, 2004, judgment was rendered in favor of these three investors in the amount of $840,695.79. We are currently attempting to settle this matter with the plaintiffs on an amicable basis.

      The Company is in default on an uncollateralized note payable due to an unrelated third party in the principal amount of $1,500,000 plus accrued interest of approximately $1,210,000 at December 31, 2004. Originally bearing interest at 8%; the note accrues interest at 10% while in default. Management of the Company is of the opinion that the creditor will not pursue collection; however, were the Company required to pay such certain indebtedness it would be necessary to secure additional financing.

                          AMERICAN UNITED GLOBAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LOAN PAYABLE - RUBIN FAMILY TRUST

During September through December 2004 the Company borrowed $218,000 from the Rubin Family Trust (the "Trust") for working capital requirements. The loan is evidenced by a Note payable which bears interest at an annual rate of 8% and matures on December 31, 2006. The Trust will also receive 218,000 shares of Company common stock as additional interest. These shares were valued at $0.40 per share for accounting purposes and a charge of $87,000 was recorded.

Through March 31, 2005, the Trust advanced an additional $76,000 under the same terms and conditions.

The aforementioned loans are convertible at any time into Company common stock at 50% of the fair market value on the date of such conversion.

As of December 31, 2004 this beneficial conversion feature of $218,000 has been recorded as discount and will be amortized as interest expense through December 31, 2006.

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are comprised primarily from net operating losses and total approximately $11,000,000 at December 31, 2004, $10,200,000 at December 31, 2003
and approximately 8,875,000 and $8,640,000 at June 16, 2003 and July 31, 2002
respectively. Because of the questionable ability of the Company to utilize these deferred tax assets, the Company has established a 100% valuation allowance for these assets.

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $32,000,000 for federal and state purposes, which expire through 2023. The utilization of this operating loss carryforward may be limited based upon changes in ownership as defined in the Internal Revenue Code. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

                             Year
                             Ended             Period from        Period from
                           December 31,     June 17, 2003 to    August 1, 2002      Year ended July 31,
                              2004         December 31, 2003   to June 16, 2003      2002        2001
                           ------------    -----------------   ----------------    --------   ---------
U.S. Federal income tax
   statutory rate              (34)%              (34)%               (34)%          (34)%       (34)%
Valuation allowance             34%                34%                 34%            34%         34%
                              ----                ----                ----           ----        ----

Effective tax rate             -0-                 -0-                 -0-            -0-         -0-
                              ====                ====                ====           ----        ====

NOTE 8 - CONTINGENT OBLIGATIONS

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

NOTE 9 - CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at two financial institutions. These balances are insured for up to $100,000 per account by the Federal Deposit Insurance Corporation. The cash balances at December 31, 2004 were not in excess of the insurance limit and the Company, therefore, was not exposed to any risk.

NOTE 10 - PURCHASE OF TREASURY STOCK

      In connection with the resignation of Seymour Kessler (Kessler) from the Board of Directors in January 2003, the Company agreed to repurchase common shares of the Company that he and certain affiliates had acquired in a private placement in 2000. The purchase price of $80,000 was equal to the amount paid by Kessler and his affiliates and was paid in 12 equal monthly installments through January 2004.

NOTE 11 - STOCK OPTION GRANTS UNDER THE 2001 STOCK OPTION PLAN

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

On August 8, 2003, five year options to acquire 200,000 shares of common stock were granted to Dean McLain, a director and executive officer of the Company at the closing market price on that date of $1.70, of which options for 50,000 shares each vested on the grant date, with the remaining options vesting at the rate of 50,000 shares each on the three successive grant anniversary dates through 2006. On September 17, 2003 a five-year option to purchase 350,000 common shares was granted to an officer of the Company at the closing market price of $1.25 of which 87,500 shares vested on the date of grant with the remaining options vesting at the rate of 87,500 shares on each of the next three grant anniversary dates. There were no stock options granted during the fiscal year ended December 31, 2004.

                          AMERICAN UNITED GLOBAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - ISSUANCE OF COMMON SHARES

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

      In September and December of 2004, the Company issued an aggregate of 1,000,000 shares to Vertex Capital Corp. in connection with the entry into the Share Exchange Agreement with Southern Gas Company, a limited liability company incorporated under the laws of the Russian Federation and certain of its equity owners. The Share Exchange Agreement was subsequently terminated as of March 15, 2005. The Company intends to cancel the 1,000,000 shares issued to Vertex, but such cancellation has not yet occurred, nor can there be any assurance that AUGI will be successful in its attempts to cancel these shares.

NOTE 13 - LITIGATION

Altitude Group, LLC, Birch Associates, LLC and D.C. Capital, LLC v. American United Global, Inc. (Supreme Court, New York State, New York County). AUGI was served in April 2004 with this suit alleging, among other things, that AUGI owes plaintiffs repayment of $700,000 in principal face amount of Bridge Notes issued in connection with the acquisition by AUGI of New York Medical, a New York corporation. Plaintiffs have commenced the suit by way of a New York procedure known as summary judgment in lieu of complaint, claiming an aggregate amount owed of $787,000, consisting of the allegedly outstanding principal and interest on the notes as well as attorneys' costs.

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

NOTE 14 - SUBSEQUENT EVENT

On March 15, 2005, the Exchange Agreement dated September, 2004 by and between Southern Gas Holdings LLC, a Delaware limited liability company; American United Global, Inc., a Delaware corporation ("AUGI"); Southern Gas Company LLC, a limited liability company incorporated under the laws of the Russian Federation; and the Southern Gas Group Equity Owners was definitively terminated. Under the terms of the Exchange Agreement, the Southern Gas Group Equity Owners were to contribute and exchange the Southern Gas Group Equity (as defined in the Exchange Agreement) to the capital of Southern Gas Holdings, LLC, solely in exchange for the Exchange Shares (as defined in the Exchange Agreement). Because the conditions precedent to Closing set forth in Section 4.2 of the Exchange Agreement were not satisfied or waived on or before the Closing Date, December 31, 2004, and the Closing Date was not extended by the mutual written agreement of the Parties, the Exchange Agreement, including all rights and obligations of the parties thereunder, has terminated and is of no further force and effect. While the parties to the Exchange Agreement attempted to reach a negotiated resolution of the matters precluding the fulfillment of the closing conditions, AUGI abandoned such discussions on March 15, 2005, having concluded that no resolution could be reached.