Form 10-Q
period 2005-03-31
AMERICAN UNITED GLOBAL  INC
filed 2005-09-08
CIK 859792

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2005
                         Commission File Number 0-19404

                          AMERICAN UNITED GLOBAL, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                    95-4359228
    (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                      Identification No.)

          108 VILLAGE SQUARE - # 327
             SOMERS, NEW YORK                                  10589
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

          Title of Class                               Number of Shares
           Common Stock                                  Outstanding
     (par value $.01 per share)                 8,488,139 as of July 31, 2005

                          AMERICAN UNITED GLOBAL, INC.

                                      INDEX

                                                                     Page
                                                                     Number
                                                                     ------

     PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements

     Consolidated Balance Sheets
     March 31, 2005 (unaudited) and December 31, 2004...........       1
     Consolidated Statements of Operations
     Three Months Ended March 31, 2005
     and March 31, 2004 (unaudited).............................       2
     Consolidated Statements of Cash Flows
     Three Months Ended March 31, 2005
     and March 31, 2004 (unaudited).............................       3
     Notes to the Consolidated Financial
     Statements (unaudited).....................................      4-12
     Item 2. Management's Discussion and Analysis of
     Financial Condition and Plan of Operations.................     13-17
     Item 3. Quantitative and Qualitative Disclosures
     About Market Risk..........................................      17
     Item 4. Controls and procedures............................      17

     PART II. OTHER INFORMATION
     Item 1. Legal Proceedings .................................      18
     Item 2. Changes in Securities..............................      18
     Item 3. Defaults Upon Senior Securities....................      18

     Item 4. Submission of Matters to a Vote of Security
             Security Holders...................................      18

     Item 5. Other Information .................................      18

     Item 6. Exhibits and Reports on Form 8-K...................      18
                      Signatures................................      19

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31,      December 31,
                                                                               2005            2004
                                                                            ------------    ------------
                                                                            (unaudited)
                                     ASSETS
CURRENT ASSETS:

Cash and cash equivalents ...............................................   $      7,000    $      8,000
Notes receivable from New York Medical, Inc., net of reserve ............             --              --
Investment in Informedix ................................................         40,000          40,000
Investment in SpongeTech ................................................         50,000          50,000
Investment in ScanTek ...................................................         30,000          25,000
Interest receivable .....................................................             --           5,000
Deferred interest .......................................................        115,000              --
                                                                            ------------    ------------
TOTAL CURRENT ASSETS ....................................................        242,000         128,000
                                                                            ------------    ------------

TOTAL ASSETS ............................................................   $    242,000    $    128,000
                                                                            ============    ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

Short-term borrowings in default including accrued interest
of $1,248,000 and $1,210,000 respectively ...............................   $  2,748,000    $  2,710,000
Accounts payable ........................................................         15,000          14,000
Accrued liabilities .....................................................        808,000         663,000
Notes payable - Rubin Family Trust, net of discount of $262,000
and $218,000 respectively ...............................................         32,000              --
Bridge Notes payable in default .........................................      1,500,000       1,500,000
Interest payable on Bridge Notes ........................................        479,000         389,000
Distribution payable to Series B-3 Preferred shareholders ...............         40,000          40,000
                                                                            ------------    ------------
TOTAL CURRENT LIABILITIES ...............................................      5,622,000       5,316,000
                                                                            ------------    ------------

Commitments and contingencies

SHAREHOLDERS' DEFICIT:

Preferred stock, 12.5% cumulative, $1.00 per share liquidation value,
$.01 par value; 1,200,000 shares authorized;
none issued and outstanding .............................................             --              --
Series B-1 preferred stock, convertible at a ratio of 25 for 1 to common,
$3.50 per share liquidation value, $.01 par value; 1,000,000 shares
authorized; 255,094 issued and outstanding ..............................          3,000           3,000
Series B-3 preferred stock, each share convertible into 20 shares of common stock, $20.00 per share liquidation value, $.01 par value,
48,468 and 48,505 shares issued and outstanding respectively ............          1,000           1,000
Common stock, $.01 par value; 40,000,000 shares authorized;
8,488,139 and 8,487,399 shares issued and outstanding respectively ......         85,000          85,000
Additional paid-in capital ..............................................     53,836,000      53,760,000
Accumulated deficit .....................................................    (59,225,000)    (58,957,000)
                                                                            ------------    ------------
                                                                              (5,300,000)     (5,108,000)

Less: cost of treasury shares ...........................................        (80,000)        (80,000)
                                                                            ------------    ------------

Total shareholder's deficit .............................................     (5,380,000)     (5,188,000)
                                                                            ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .............................   $    242,000    $    128,000
                                                                            ============    ============

          See accompanying notes to consolidated financial statements

                 AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      THREE MONTHS ENDED
                                                      ------------------
                                                           MARCH 31,
                                                           ---------

                                                     2005              2004
                                                  -----------       -----------

General and administrative expenses ........      $    89,000       $   159,000
                                                  -----------       -----------

Operating loss .............................          (89,000)         (159,000)

Interest expense, net ......................         (179,000)         (489,000)
                                                  -----------       -----------

Loss from operations .......................         (268,000)         (648,000)
                                                  -----------       -----------

Net loss ...................................      $  (268,000)      $  (648,000)
                                                  ===========       ===========

Basic and diluted loss per share ...........      $     (0.03)      $     (0.09)
                                                  ===========       ===========

Weighted average number of shares ..........        9,457,499         7,182,699
                                                  ===========       ===========

          See accompanying notes to consolidated financial statements.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           THREE MONTHS ENDED

                                                          MARCH 31,   MARCH 31,
                                                           2005         2004
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ..........................................   $(268,000)   $(648,000)
   Adjustments to reconcile net loss to net
     cash used by operating activities
     Beneficial conversion feature ...................      32,000      417,000
     Amortization of deferred interest ...............      14,000
                                                                              0
     Changes in assets and liabilities:
       Prepaid expenses and other receivables ........          --       (3,000)
       Accounts payable and accrued liabilities ......     145,000       61,000
                                                         ---------    ---------

NET CASH USED BY OPERATING ACTIVITIES ................     (77,000)    (173,000)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES .................          --           --
                                                         ---------    ---------

NET CASH USED BY INVESTING ACTIVITIES ................          --           --
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds of loans from the Rubin Family Trust ....      76,000           --
    Payment of Note Payable ..........................          --       (7,000)
                                                         ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ............      76,000       (7,000)
                                                         ---------    ---------

Net decrease in cash and cash equivalents ............      (1,000)    (180,000)
Cash and cash equivalents, beginning .................       8,000      379,000
                                                         ---------    ---------

Cash and cash equivalents, ending ....................   $   7,000    $ 199,000
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                  AMERICAN UNITED GLOBAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

American United Global, Inc. (the "Company" or "AUGI"), is incorporated in Delaware and its corporate office is in Somers, New York. AUGI has had operating subsidiaries in prior years and is currently a non-operating publicly held shell corporation.

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

For accounting purposes, the transaction between AUGI and Lifetime was considered, in substance, a capital transaction rather than a business combination. The exchange was accounted for as a reverse acquisition since the former shareholders of Lifetime would have owned a majority of the outstanding common stock of AUGI upon conversion of the preferred shares they received in the merger. However, on December 8, 2003 certain members of the Board of Directors of AUGI, Lifetime, NYMI and Redwood Investment Associates, LLP ("Redwood", the previous majority owner of NYMI) executed a Rescission Agreement effective as of December 9, 2003. The remaining members of the Board of Directors executed the Rescission Agreement on March 8, 2004, effective December 9, 2003.

As a result of the merger with Lifetime, AUGI changed its year-end of July 31, to December 31, the year-end of Lifetime, and has continued to report on a December 31 year-end basis subsequent to the Rescission Agreement.

     The consolidated financial information included in this report has been prepared in conformity with the accounting principles generally accepted in the United States of America reflected in the consolidated financial statements of American United Global, Inc. and subsidiaries (the "Company" or "AUGI") for the preceding year included in the annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's financial statements included in the annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company is in default on certain existing indebtedness in the principle amount of $1,500,000 plus accrued interest of approximately $1,248,000. The holder of such indebtedness has not sought to collect such amounts due; however, were the Company required to pay such certain indebtedness it would be necessary to secure additional financing.

                  AMERICAN UNITED GLOBAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOING CONCERN

     At March 31, 2005, the Company had a working capital deficiency of $5,380,000, an accumulated deficit of $59,225,000, and had incurred a loss of $268,000 for the three months ended March 31, 2005. In addition, the Company's cash of $7,000 at March 31, 2005 is not sufficient to fund operations for the next twelve months. Such recurring losses and working capital deficiency raise doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company's intention was to seek an acquisition candidate with a viable business that could be financed and expanded both by internal growth and by the acquisition and consolidation of similar operations. As disclosed in Note 9, the Company and Kraft, Rt., an operating entity in Budapest, Hungary, have signed a share exchange agreement and it is anticipated that the transaction will close, subject to certain conditions, by October 31, 2005. Although management is confident of such closing, there can be no assurance that the Company will be successful in meeting such conditions to closing or that should this transaction not close, that the Company will be able to locate other acquisition candidates or that if such operations are found that a merger or acquisition agreement can be negotiated or that financing can be raised to consummate such a transaction.

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

MARKETABLE SECURITIES

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt, and Equity Securities". Under this standard, certain investments in debt and equity securities are reported at fair value. The Company's marketable securities, which consist of common shares of a public company, are reported as securities available for sale. The unrealized loss on these securities is reflected as a separate component of shareholders' deficit and any changes in their value are included in comprehensive loss. Cost used in the computation of realized gains and losses is determined using the first-in-first-out cost method.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of notes receivable.

The Company maintains cash balances at two financial institutions. These balances are insured for up to $100,000 per account by the Federal Deposit Insurance Corporation. The cash balances at March 31, 2005 were not in excess of the insurance limit.

STOCK BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, (APB 25) "Accounting for Stock Issued to Employees". As the Company is not yet required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income (loss) and earnings (loss) per share as if the fair value based method of accounting had been applied.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model and the stock option compensation calculated by such method is being expensed over the four-year vesting period of each option grant.

No stock options granted during the three-month periods ended March 31, 2005 and 2004.

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

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

IMPAIRMENT OF INVESTMENTS

AUGI reviews estimates of the value of its investments each reporting period and records an impairment loss to the extent that management believes that there has been an impairment to the carrying value.

PER SHARE DATA

Basic and diluted loss per share is based on the weighted average number of common shares outstanding and common shares issuable upon conversion of the Series B-3 convertible preferred stock which was issued as a dividend to all common shareholders effective as of June 17, 2003. The remaining 48,468 common shares issuable upon conversion of the Series B-3 preferred stock are included based on the preferred shareholders ability to share in distributions of earnings available, if any, to the holders of common shares.

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

In May 2003, the FASB issued Statement of Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements.

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

In May 2005, FASB issued FASB Statement 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3" (" FAS 154"). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

NOTE 2  -  BRIDGE NOTES PAYABLE AND OTHER SHORT TERM BORROWINGS

On June 17, 2003, the Company received aggregate net proceeds of $1,350,000 from the sale of $1,500,000 principal amount of 10% convertible notes due in March 2004. The Bridge Notes were convertible into common stock of the Company at any time at the rate of $1.00 of Notes for one share of common stock. In addition, the purchasers of the Bridge Notes had received five-year warrants to purchase an aggregate of 1,500,000 shares at $0.75 per share. The Company utilized an aggregate of $650,000 of the net proceeds from the sale of the Bridge Notes to increase its outstanding loans to Lifetime and NYMI from $850,000 to $1,500,000. The Bridge Notes were due and payable on March 30, 2004; however, no payments have been made as of the date of filing this report and the debt continues to be in default(see Note 7).

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2  - BRIDGE NOTES PAYABLE AND OTHER SHORT TERM BORROWINGS (continued)

The Company is in default on an uncollateralized note payable due to an unrelated third party in the principal amount of $1,500,000 plus accrued interest of approximately $1,248,000 at March 31, 2005. Originally bearing interest at 8%; the note accrues interest at 10% while in default. Management is of the opinion that the holder of such indebtedness will not seek to collect the amounts due; however, were the Company required to pay such certain indebtedness it would be necessary to secure additional financing.

NOTE 3 - OTHER LOANS AND ADVANCES

      On September 4, 2002 the Company loaned $100,000 to InforMedix, Inc. ("InforMedix") pursuant to the terms of a 12% convertible secured promissory note which was automatically convertible into 50,000 common shares of InforMedix if Informedix become publicly traded. On May 8, 2003, Informedix merged with a public entity whose name was changed to Informedix Holdings, Inc. and 54,000 shares of their common stock were issued to AUGI pursuant to the automatic conversion feature of the loan and accrued interest.

The Company also loaned $20,000 to Informedix pursuant to the terms of a 12% promissory note originally due January 31, 2004 which due date was extended to April 2, 2004 on which date the note was paid in full. The Company received 50,000 shares and options to buy another 50,000 shares at $0.50 per share as additional consideration for this loan.

      On January 13, 2003, the Company provided a working capital loan of $25,000 to Spongetech Delivery Systems, Inc. ("Spongetech") pursuant to the terms of an 8% promissory note originally due May 15, 2003 which was subsequently extended to July 31, 2004. The Company loaned an additional $25,000 to Spongetech on July 7, 2003 under the same terms and conditions. The Company also received 250,000 shares of Spongetech common stock as additional consideration for the loans and maturity date extensions. Spongetech is a distributor of reusable specialty sponges for commercial and everyday use. Michael Metter, a director of the company, is a director and executive officer of Spongetech. Spongetech was in default on the payments that were due on July 31, 2004 and was unable to repay any amount at that time. In November 2004, the Company agreed to convert all principle and interest due under the Notes into 466,667 shares of Spongetech common stock. Spongetech is actively seeking financing in order to continue in business.

      On August 5, 2003, the Company loaned $25,000 to ScanTek Medical, Inc. ("ScanTek") pursuant to the terms of a 12% promissory note which was due October 15, 2004. As consideration to AUGI for providing the loan, ScanTek added interest of $5,000 to the note and both parties agreed that any further interest would only be due, at the 12% rate, if there were a breach of the default and repayment provisions of the note. The note was not paid on October 15, 2004 nor on the extended due date of December 31, 2004 nor by the second extended due date of June 15, 2005. The Company reached an agreement with ScanTek on July 22, 2005 whereby the debt of $30,000 plus additional interest of $7,000 would be satisfied with 125,000 shares of ScanTek common stock.

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

NOTE 5 - LOANS PAYABLE - RUBIN FAMILY TRUST

During September through December 2004 the Company borrowed $218,000 from the Rubin Family Trust (the "Trust") for working capital requirements. The loan is evidenced by a note payable dated December 31, 2004 which bears interest at an annual rate of 8% and matures on December 31, 2006. The Trust will also receive 218,000 shares of Company common stock as additional interest. These shares were valued at $0.40 per share for accounting purposes and a charge of $87,000 was recorded on January 1, 2005 as deferred interest which amount is being amortized through December 31, 2006.

During the three months ended March 31, 2005, the Trust advanced an additional $76,000 under the same terms and conditions whereby the trust will receive an additional 76,000 shares of Company stock as additional interest. These shares were valued at $0.55 per share for accounting purposes and a charge of $42,000 was recorded as deferred interest and is being amortized through December 31, 2006.

The aforementioned loans are convertible at any time into Company common stock at 50% of the fair market value on the date of such conversion resulting in a beneficial conversion feature.

As of December 31, 2004 a beneficial conversion feature of $218,000 was recorded as discount and is being amortized as interest expense through December 31, 2006. The beneficial conversion feature of $76,000 related to the loans during the three months ended March 31, 2005 was recorded as discount at March 31, 2005 and is also being amortized through December 31, 2006.

NOTE 6- INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are comprised primarily from net operating losses and total approximately $11,000,000 at December 31, 2004. Because of the questionable ability of the Company to utilize these deferred tax assets, the Company has established a 100% valuation allowance for these assets.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6- INCOME TAXES (continued)

The Company files a consolidated income tax return with its wholly owned subsidiaries and has net operating loss carryforwards of approximately $32,000,000 for federal and state purposes, which expire through 2025. The utilization of this operating loss carryforward may be limited based upon changes in ownership as defined in the Internal Revenue Code.

      In September and December of 2004, the Company issued an aggregate of 1,000,000 shares to Vertex Capital Corp. in connection with the entry into the Share Exchange Agreement with Southern Gas Company, a limited liability company incorporated under the laws of the Russian Federation and certain of its equity owners. The Share Exchange Agreement was subsequently terminated as of March 15, 2005. The Company intends to cancel the 1,000,000 shares issued to Vertex, but such cancellation has not yet occurred, and there can be no assurance that AUGI will be successful in its attempts to cancel these shares.

NOTE 7 - LITIGATION

In April 2004, certain Bridge Note investors commenced an action against our company in the Supreme Court of the State of New York, County of New York, alleging, among other things, that we owe plaintiffs repayment of $700,000 in principal face amount notes issued in connection with our intended acquisition of New York Medical, a New York corporation (Altitude Group, LLC, Birch Associates, LLC and D.C. Capital, LLC v. American United Global, Inc., Index No. 600936/04). Plaintiffs filed a motion seeking summary judgment against us in aggregate amount of $787,546, consisting of the allegedly outstanding principal and interest on the notes as well as attorneys' costs, and we opposed that motion. On September 24, 2004, judgment was rendered in favor of these three investors in the amount of $840,695.79. We attempted to settle this matter with the plaintiffs on an amicable basis and in May 2005 reached an agreement whereby on July 30, 2005 the Plaintiffs would receive a sufficient number of Western Power and Equipment ("Western") common shares owned by AUGI to satisfy the judgment and that a registration statement covering such shares would be filed by Western. The company was unable to deliver such shares and provide such registration statement by that date and Plaintiffs have indicated that they may proceed ahead with executing on the judgment. However; the Company and the Plaintiffs continue to discuss an arrangement with the Western shares and the registration statement being provided in late September 2005. There can be no assurance that such an agreement will be reached.

New York Medical, Inc. and Redwood Investment Associates, L.P. v. American United Global, Inc., et al. (Supreme Court, New York State, New York County). In this suit, filed on December 12, 2003, plaintiffs seek a declaration that a series of transactions by which AUGI allegedly acquired Lifetime Healthcare Services, Inc. ("Lifetime") and Lifetime acquired an interest in New York Medical, Inc. from Redwood Investment Associates, L.L.P. (collectively "Transactions") were properly rescinded or, alternatively, that because the Transactions were allegedly induced by fraudulent conduct of AUGI, and others, that the Transactions should be judicially rescinded. In addition to their quests for equitable relief, plaintiffs also seek monetary damages in excess of $5 million and exemplary damages in the amount of $15 million.

Currently, the suit has not proceeded past the filing and service of the Complaint. AUGI has obtained an open-ended extension of time in which to answer and/or move with regard to the Complaint. The parties are attempting to resolve the matter amicably. However, in the event litigation proceeds, it will be aggressively defended and counter claims would be filed.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - TERMINATION OF PROPOSED TRANSACTION WITH SOUTHERN GAS

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

NOTE 9 - SUBSEQUENT EVENTS

In June 2005, the Company's board of directors approved a stock award to certain directors and a prior director in exchange for all outstanding stock options held by such persons. Mr. McLain will receive 250,000 shares; Mr. Metter will receive 110,000 shares, Mr. Katz will receive 64,000 shares and Mr. Barnes will receive 362,000 shares. A charge for stock compensation in the amount of $299,000 ($0.38 per share) will be recorded during the quarter ended June 30, 2005.

On June 10, 2005 Dean McLain resigned from the board of directors. There were no differences or disagreements between Mr. McLain and the Company.

Subsequent to March 31, 2005 Robert M. Rubin and the Rubin Family Trust loaned additional funds to the Company in the aggregate amount of $151,000 through August 20, 2005.

On July 26, 2005 the Company settled differences with Mr. Katz ("Katz") as regards amounts due to him for services rendered and expenses incurred during prior years when he was an officer and director. The settlement calls for, among other things, the issuance of 176,000 shares to Katz (valued at $0.38 per share or $67,000), the resignation of Katz from the board and mutual releases. The Company had accrued $95,000 for this contingency.

On August 9, 2005, American United Global, Inc. (the "Company") entered into a Share Purchase Agreement (the "Agreement") with Kraft Rt., a Hungarian corporation, and the shareholders of Kraft Rt. (the "Sellers"). Pursuant to the Agreement, the Company has agreed to acquire and, the Sellers have agreed to sell, 100% of the Seller's interest in Kraft Rt. In consideration for the Sellers' interest in Kraft Rt., the Company will issue to the Sellers 24,000,000 shares of common stock of the Company (the "Shares").

The closing of the acquisition of Kraft Rt. is expected to occur on or before October 30, 2005. Prior to closing, all closing conditions including, but not limited to, the satisfaction of various material liabilities, the provision of a bridge loan by the Company to Kraft Rt. in the amount of $500,000 prior to September 15, 2005 and on, or prior to, October 30, 2005, the Company shall have closed a financing in the minimum amount of $2,500,000. No material relationship exists between the Sellers and the Company and/or its affiliates, directors, officers or any associate of an officer or director.

Kraft Rt. is an equipment manufacturing company headquartered in Budapest, Hungary engaged in the design, development and manufacturing of vacuum based production and quality control equipment used in several hi-tech industries. Kraft Rt. is presently focusing its efforts on the development of its manufacturing business relating to the production of thin film based photovoltaic modules.

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

                              RESULTS OF OPERATIONS

The Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

General and administrative expenses totaled $89,000 for the three months ended March 31, 2005 as compared to $159,000 for the three months ended March 31, 2004, a decrease of $70,000. The decrease is primarily due to a decrease in salaries.

Net interest expense for the three months ended March 31, 2005 was $179,000 as compared to $489,000 during the three months ended March 31, 2004. The decrease in net interest expense is primarily due to the recording of the $417,000 remaining balance of the beneficial conversion feature of the warrants issued with the Bridge Notes as interest expense during the three months ended March 31, 2004.

Liquidity and Capital Resources

The Company's primary needs for liquidity and capital resources are the funding of salaries and other administrative expenses related to the management of the Company.

During the three months ended March 31, 2005, cash and cash equivalents decreased by $1,000 to $7,000 and all expenditures were funded by loans of $76,000 from the Rubin Family Trust.

The Company's cash and cash equivalents of $7,000 as of March 31, 2005 are not sufficient to support current levels of operations for the next twelve months and it will be necessary for the Company to seek additional financing.

Robert M. Rubin and the Rubin Family Trust loaned an aggregate of $ 76,000 to the Company during the quarter ended June 30, 2005 and an additional $40,000 through August 19, 2005.

     In addition, the Company is in default on certain existing indebtedness in the amount of $1,500,000, plus accrued interest of approximately $1,248,000. Although the holder of such indebtedness has not sought to collect the debt, was the Company required to pay such indebtedness it would be necessary to secure additional financing.

     AUGI remains contingently liable for certain capital lease obligations assumed by eGlobe, Inc. as part of the Connectsoft Communications Corp. asset sale, which was consummated in June 1999 (see Note 4).

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

 Accounting for Income Taxes

     AUGI currently records a full valuation allowance against the deferred tax benefit for net operating losses generated, since in management's opinion the net operating losses do not meet the more likely than not criteria for future realization.

Impairment of Investments

     AUGI reviews estimates of the value of its investments each reporting period and records an impairment loss to the extent that management believes that there has been impairment to the carrying value.

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

     In April 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, amendment of SFAS No. 13 and Technical Corrections as of April 2002. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment to that Statement, SFAS No. 64, and Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company has reviewed this pronouncement and will consider its impact if any relevant transaction(s) occur.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company maintains cash balances at two financial institutions. These balances are insured for up to $100,000 per account by the Federal Deposit Insurance Corporation. The cash balances at March 31, 2005 did not exceed the insurance limit.

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

     31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley").

     31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley").

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     REPORTS ON FORM 8-K

On March 18, 2005, the Company filed a current report on Form 8-K regarding the termination of the agreement with Southern Gas.

On August 15, 2005, the Company filed a current report on Form 8-K regarding a Share Purchase Agreement with Kraft Rt., an Hungarian corporation, and the shareholders of Kraft Rt.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     AMERICAN UNITED GLOBAL, INC.

     September 8, 2005

                      By:   /s/ Robert M. Rubin
                            -------------------
                            Robert M. Rubin
                            Chief Executive Officer

                      By:   /s/ David M. Barnes
                            -------------------
                            David M. Barnes
                            Chief Financial Officer