Form 10-Q
period 2005-06-30
AMERICAN UNITED GLOBAL  INC
filed 2005-09-14
CIK 859792

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2005
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

                        YES [ ]                            NO [X]

Indicate the number of shares+ outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

          Title of Class                               Number of Shares
           Common Stock                                  Outstanding
     (par value $.01 per share)                8,488,139 as of August 31, 2005

                          AMERICAN UNITED GLOBAL, INC.

                                      INDEX

                                                                      Page
                                                                     Number
                                                                     ------

     PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements

     Consolidated Balance Sheets
     June 30, 2005 (unaudited) and December 31, 2004...........       1
     Consolidated Statements of Operations
     Three Months Ended June 30, 2005
     and June 30, 2004 (unaudited).............................       2
     Six Months Ended June 30, 2005
     and June 30, 2004 (unaudited).............................       3
     Consolidated Statements of Cash Flows
     Six Months Ended June 30, 2005
     and June 30, 2004 (unaudited).............................       4
     Notes to the Consolidated Financial
     Statements (unaudited).....................................      5-14
     Item 2. Management's Discussion and Analysis of
     Financial Condition and Plan of Operations.................     15-16
     Item 3. Quantitative and Qualitative Disclosures
     About Market Risk..........................................      17
     Item 4. Controls and procedures............................      17

     PART II. OTHER INFORMATION
     Item 1. Legal Proceedings .................................      17
     Item 2. Changes in Securities..............................      17
     Item 3. Defaults Upon Senior Securities....................      17

     Item 4. Submission of Matters to a Vote of Security
             Security Holders...................................      17

     Item 5. Other Information .................................      17

     Item 6. Exhibits and Reports on Form 8-K...................      18
                      Signatures................................      18

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                              June 30,      December 31,
                                                                                2005            2004
                                                                            ------------    ------------
                                                                             (unaudited)
                                     ASSETS
CURRENT ASSETS:

Cash and cash equivalents ...............................................   $      7,000    $      8,000
Notes receivable from New York Medical, Inc., net of reserve ............             --              --
Investment in Informedix ................................................         40,000          40,000
Investment in SpongeTech ................................................         50,000          50,000
Investment in ScanTek ...................................................         30,000          25,000
Interest receivable .....................................................             --           5,000
Deferred interest .......................................................        126,000              --
                                                                            ------------    ------------
 TOTAL CURRENT ASSETS ...................................................        253,000         128,000
                                                                            ------------    ------------

TOTAL ASSETS ............................................................   $    253,000    $    128,000
                                                                            ============    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

Short-term borrowings in default including accrued interest
   of $1,285,000 and $1,210,000 .........................................   $  2,785,000    $  2,710,000
Accounts payable ........................................................         15,000          14,000
Accrued liabilities .....................................................      1,147,000         663,000
Notes payable - Rubin Family Trust net of discount of $294,000
            and $218,000 respectively ...................................         75,000               0
Bridge Notes payable ....................................................      1,500,000       1,500,000
Interest payable on Bridge Notes ........................................        569,000         389,000
Distribution payable to Series B-3 Preferred shareholders ...............         40,000          40,000
                                                                            ------------    ------------
TOTAL CURRENT LIABILITIES ...............................................      6,131,000       5,316,000
                                                                            ------------    ------------

Commitments and contingencies

SHAREHOLDERS' DEFICIT:

Preferred stock, 12.5% cumulative, $1.00 per share liquidation value,
$.01 par value; 1,200,000 shares authorized;
none issued and outstanding .............................................             --              --
Series B-1 preferred stock, convertible at a ratio of 25 for 1 to common,
$3.50 per share liquidation value, $.01 par value; 1,000,000 shares
authorized; 255,094 issued and outstanding ..............................          3,000           3,000
Series B-3 preferred stock, each share convertible into 20 shares of common stock, $20.00 per share liquidation value, $.01 par value,
48,468 and 48,505 shares issued and outstanding respectively ............          1,000           1,000
Common stock, $.01 par value; 40,000,000 shares authorized;
8,488,139 and 8,487,399 shares issued and outstanding respectively ......         85,000          85,000
Additional paid-in capital ..............................................     53,911,000      53,760,000
Accumulated deficit .....................................................    (59,798,000)    (58,957,000)
                                                                            ------------    ------------
                                                                              (5,798,000)     (5,108,000)

Less: cost of treasury shares ...........................................        (80,000)        (80,000)
                                                                            ------------    ------------

Total shareholder's deficit .............................................     (5,878,000)     (5,188,000)
                                                                            ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .............................   $    253,000    $    128,000
                                                                            ============    ============

          See accompanying notes to consolidated financial statements.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         THREE MONTHS ENDED
                                                         ------------------
                                                             June 30,
                                                             --------

                                                     2005              2004
                                                  -----------       -----------

General and administrative expenses ........      $   378,000       $   643,000
                                                  -----------       -----------

Operating loss .............................         (378,000)         (643,000)

Interest expense, net ......................         (196,000)         (125,000)
                                                  -----------       -----------

Loss from operations .......................         (574,000)         (768,000)
                                                  -----------       -----------

Net loss ...................................      $  (574,000)      $  (768,000)
                                                  ===========       ===========

Basic and diluted loss per share ...........      $     (0.06)      $     (0.10)
                                                  ===========       ===========

Weighted average number of shares ..........        9,457,499         7,571,161
                                                  ===========       ===========

          See accompanying notes to consolidated financial statements.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         SIX MONTHS ENDED
                                                         ----------------
                                                             June 30,
                                                             --------

                                                     2005               2004
                                                  -----------       -----------

General and administrative expenses ........      $   466,000       $   802,000
                                                  -----------       -----------

Operating loss .............................         (466,000)         (802,000)

Interest expense, net ......................         (375,000)         (614,000)
                                                  -----------       -----------

Loss from operations .......................         (841,000)       (1,416,000)
                                                  -----------       -----------

Net loss ...................................      $  (841,000)       (1,416,000)
                                                  ===========       ===========

Basic and diluted loss per share ...........      $     (0.09)      $     (0.19)
                                                  ===========       ===========

Weighted average number of shares ..........        9,457,499         7,425,579
                                                  ===========       ===========

          See accompanying notes to consolidated financial statements.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                          SIX MONTHS ENDED

                                                       JUNE 30,       JUNE 30,
                                                        2005           2004
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ......................................   $  (841,000)   $(1,416,000)
   Adjustments to reconcile net loss to net
     cash used by operating activities
     Beneficial conversion feature ...............        75,000        417,000
     Stock award compensation ....................       299,000        476,000
     Changes in assets and liabilities:
       Prepaid expenses and other receivables ....                       (3,000)
       Accounts payable and accrued liabilities ..       441,000        225,000
       Deferred interest .........................      (126,000)
                                                     -----------    -----------

NET CASH USED BY OPERATING ACTIVITIES ............      (152,000)      (301,000)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES .............            --             --
                                                     -----------    -----------

NET CASH USED BY INVESTING ACTIVITIES ............            --             --
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from loans from Rubin Family Trust

    Payment of note payable ......................       151,000         (7,000)
                                                     -----------    -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES .       151,000         (7,000)
                                                     -----------    -----------

Net decrease in cash and cash equivalents ........        (1,000)      (308,000)
Cash and cash equivalents, beginning .............         8,000        379,000
                                                     -----------    -----------

Cash and cash equivalents, ending ................   $     7,000    $    71,000
                                                     ===========    ===========

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

                  AMERICAN UNITED GLOBAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

GOING CONCERN

     At June 30, 2005, the Company had a working capital deficiency of $5,878,000, an accumulated deficit of $59,798,000, and had incurred a loss of $841,000 for the six months ended June 30, 2005. In addition, the Company's cash of $7,000 at June 30, 2005 is not sufficient to fund operations for the next twelve months. Such recurring losses and working capital deficiency raise doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company's intention was to seek an acquisition candidate with a viable business that could be financed and expanded both by internal growth and by the acquisition and consolidation of similar operations. As disclosed in Note 10, the Company and Kraft, Rt., an operating entity in Budapest, Hungary, have signed a share exchange agreement and it is anticipated that the transaction will close, subject to certain conditions, by October 31, 2005. Although management is confident of such closing, there can be no assurance that the Company will be successful in meeting such conditions to closing or that should this transaction not close that the Company will be able to locate other acquisition candidates or that if such operations are found that a merger or acquisition agreement can be finalized.

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

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of notes receivable. The Company maintains cash balances at two financial institutions. These balances are insured for up to $100,000 per account by the Federal Deposit Insurance Corporation. The cash balances at June 30, 2005 were not in excess of the insurance limit.

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

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model and the stock option compensation calculated by such method is being expensed over the four year vesting period of each option grant.

No stock options granted during the six month periods ended June 30, 2005 and 2004.

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

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

IMPAIRMENT OF INVESTMENTS

AUGI reviews estimates of the value of its investments each reporting period and records an impairment loss to the extent that management believes that there has been impairment to the carrying value.

PER SHARE DATA

Basic and diluted loss per share is based on the weighted average number of common shares outstanding and common shares issuable upon conversion of the Series B-3 convertible preferred stock which was issued as a dividend to all common shareholders effective as of June 17, 2003. The remaining 969,360 common shares issuable upon conversion of the Series B-3 preferred stock are included based on the preferred shareholders ability to share in distributions of earnings available, if any, to the holders of common shares.

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

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On June 17, 2003, the Company received aggregate net proceeds of $1,350,000 from the sale of $1,500,000 principal amount of 10% convertible notes due in March 2004. The Bridge Notes were convertible into common stock of the Company at any time at the rate of $1.00 of Notes for one share of common stock. In addition, the purchasers of the Bridge Notes had received five year warrants to purchase an aggregate of 1,500,000 shares at $0.75 per share. The Company utilized an aggregate of $650,000 of the net proceeds from the sale of the Bridge Notes to increase its outstanding loans to Lifetime and NYMI from $850,000 to $1,500,000 (see Note 1). The Bridge Notes were due and payable on March 30, 2004; however, no payments have been made as of the date of filing this report and the debt continues to be in default (See Note 7).

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2  - BRIDGE NOTES PAYABLE AND OTHER SHORT TERM BORROWINGS (continued)

The Company is in default on an uncollateralized note payable due to an unrelated third party in the principal amount of $1,500,000 plus accrued interest of approximately $1,248,000 at June 30, 2005. Originally bearing interest at 8%; the note accrues interest at 10% while in default. The holder of such indebtedness has not sought to collect the amounts due; however, were the Company required to pay such certain indebtedness it would be necessary to secure additional financing.

NOTE 3 - OTHER LOANS AND ADVANCES

      On September 4, 2002 the Company loaned $100,000 to InforMedix, Inc. ("InforMedix") pursuant to the terms of a 12% convertible secured promissory note which was automatically convertible into 50,000 common shares of InforMedix if Informedix become publicly traded. On April 24, On May 8, 2003, Informedix merged with a public entity whose name was changed to Informedix Holdings, Inc. and 54,000 shares of their common stock were issued to AUGI pursuant to the automatic conversion feature of the loan and accrued interest.

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

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - OTHER LOANS AND ADVANCES (continued)

On August 5, 2003, the Company loaned $25,000 to ScanTek Medical, Inc. ("ScanTek") pursuant to the terms of a 12% promissory note which was due October 15, 2004. As consideration to AUGI for providing the loan, ScanTek added interest of $5,000 to the note and both parties agreed that any further interest would only be due, at the 12% rate, if there was a breach of the default and repayment provisions of the note. The note was not paid on October 15, 2004 nor on the extended due date of December 31, 2004 nor by the second extended due date of June 15, 2005. The Company reached an agreement with ScanTek on July 22, 2005 whereby the debt of $30,000 plus additional interest of $7,000 would be satisfied with 125,000 shares of ScanTek common stock.

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

NOTE 5 - LOANS PAYABLE - RUBIN FAMILY TRUST

During September through December 2004 the Company borrowed $218,000 from the Rubin Family Trust (the "Trust") for working capital requirements. The loan is evidenced by a Note payable which bears interest at an annual rate of 8% and matures on December 31, 2006. The Trust will also receive 218,000 shares of Company common stock as additional interest. These shares were valued at $0.40 per share for accounting purposes and a charge of $87,000 was recorded in Fiscal 2004 as deferred interest which amount is being amortized through December 31, 2006.

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

During the three months ended June 30, 2005, the Trust advanced an additional $75,000 under the same terms and conditions whereby the trust will receive an additional 75,000 shares of Company stock as additional interest. These shares were valued at $0.38 per share for accounting purposes and a charge of $28,500 was recorded as deferred interest and is being amortized through December 31, 2006.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS PAYABLE - RUBIN FAMILY TRUST (continued)

These loans are convertible at any time into Company common stock at 50% of the fair market value on the date of such conversion resulting in a total beneficial conversion feature of $369,000 which is being amortized from the date of receipt of proceeds for each loan through December 31, 2006.

As of December 31, 2004 a beneficial conversion feature of $218,000 was recorded as discount and is being amortized as interest expense through December 31, 2006. The beneficial conversion feature of $76,000 related to the loans during the three months ended March 31, 2005 was recorded as discount at March 31, 2005 and is also being amortized through December 31, 2006. In addition, during the three months ended June 30, 2005 the Trust loaned another $75,000 under the same terms and conditions and the related beneficial conversion feature of $75,000 is being amortized through December 31, 2006 and the 75,000 shares to be issued are valued at an average of $0.38 per share and the total value of $28,500 has been recorded as additional interest and is also being amortized through December 31, 2006.

NOTE 6- INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are comprised primarily from net operating losses and total approximately $11,000,000 at December 31, 2004. Because of the questionable ability of the Company to utilize these deferred tax assets, the Company has established a 100% valuation allowance for these assets. The Company has not filed its required consolidated income tax returns for at least the last two years.

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $32,000,000 for federal and state purposes, which expire through 2025. The utilization of this operating loss carryforward may be limited based upon changes in ownership as defined in the Internal Revenue Code. The Company has not filed its required consolidated income tax returns for at least the last two years.

NOTE 7 - LITIGATION

In April 2004, certain Bridge Note investors commenced an action against our company in the Supreme Court of the State of New York, County of New York, alleging, among other things, that we owe plaintiffs repayment of $700,000 in principal face amount notes issued in connection with our intended acquisition of New York Medical, a New York corporation (Altitude Group, LLC, Birch Associates, LLC and D.C. Capital, LLC v. American United Global, Inc., Index No. 600936/04). Plaintiffs filed a motion seeking summary judgment against us in aggregate amount of $787,546, consisting of the allegedly outstanding principal and interest on the notes as well as attorneys' costs, and we opposed that motion. On September 24, 2004, judgment was rendered in favor of these three investors in the amount of $840,695.79. We attempted to settle this matter with the plaintiffs on an amicable basis and in May 2005 reached an agreement whereby on July 30, 2005 the Plaintiffs would receive a sufficient number of Western Power and Equipment ("Western") common shares owned by AUGI to satisfy the judgment and that a registration statement covering such shares would be filed by Western. The company was unable to deliver such shares and provide such registration statement by that date and Plaintiffs have indicated that they may proceed ahead with executing on the judgment. However; the Company and the Plaintiffs continue to discuss an arrangement with the Western shares and the registration statement being provided in September 2005. there can be no assurance that such an agreement will be reached.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LITIGATION (continued)

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

NOTE 9 - EXCHANGE OF DIRECTOR'S OPTIONS FOR COMMON STOCK AND RESIGNATION OF A DIRECTOR

In June 2005, the Company's board of directors approved a stock award to certain directors and a prior director in exchange for all outstanding stock options held by such persons. Mr. McLain will receive 250,000 shares; Mr. Metter will receive 110,000 shares, Mr. Katz will receive 64,000 shares and Mr. Barnes will receive 362,000 shares. For accounting purposes, a charge for stock compensation in the amount of $0.38 per share or $299,000, has been recorded during the quarter ended June 30, 2005.

On June 10, 2005 Dean McLain resigned from the board of directors. There were no differences or disagreements between Mr. McLain and the Company.

                  AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to June 30, 2005 Robert M. Rubin and the Rubin Family Trust loaned additional funds to the Company in the aggregate amount of $40,000 through August 30, 2005.

On July 26, 2005 the Company settled differences with Mr. Katz ("Katz") as regards amounts due to him for services rendered and expenses incurred during prior years when he was an Officer and Director. The settlement calls for, among other things, the issuance of 176,000 shares to Katz, (valued at $0.38 per share or $67,000), the resignation of Katz from the board and mutual releases. The Company had accrued $95,000 for this contingency and the settlement amount has been retroactively reflected in the financial statements as at June 30, 2005.

On August 9, 2005, American United Global, Inc. (the "Company") entered into a Share Purchase Agreement (the "Agreement") with Kraft Rt., an Hungarian corporation, and the shareholders of Kraft Rt. (the "Sellers"). Pursuant to the Agreement, the Company has agreed to acquire and, the Sellers have agreed to sell, 100% of the Seller's interest in Kraft Rt. In consideration for the Sellers' interest in Kraft Rt., the Company will issue to the Sellers 24,000,000 shares of common stock of the Company (the "Shares").

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

                              RESULTS OF OPERATIONS

The Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

General and administrative expenses totaled $378,000 for the three months ended June 30, 2005 as compared to $643,000 for the three months ended June 30, 2004, a decrease of $265,000. The decrease is primarily due to a charge of $476,000 for stock award compensation in the prior year as compared to a charge in the current year of $299,000 for stock award compensation. In addition, there was a decrease in salaries and general overhead expenses.

Net interest expense for the three months ended June 30, 2005 was $196,000 as compared to $125,000 during the three months ended June 30, 2004. The increase in net interest expense is primarily due to the expense related to the beneficial conversion feature of loans from the Trust during the three-month period ended June 30, 2005. This expense did not exist during the three-month period ending June 30, 2004.

The Six Months Ended June 30, 2005 Compared to the six months Ended June 30,
2004

General and administrative expenses totaled $466,000 for the six months ended June 30, 2005 as compared to $802,000 for the six months ended June 30, 2004, a decrease of $336,000. The decrease is primarily due to a charge of $476,000 for stock award compensation in the prior year as compared to a charge in the current year of $299,000 for stock award compensation. In addition, there was a decrease in salaries and general overhead expenses.

Net interest expense for the six months ended June 30, 2005 was $375,000 as compared to $614,000 during the six months ended June 30, 2004. The decrease in net interest expense is primarily due to the expense related to the beneficial conversion feature of the loans from the Trust during the six month period ended June 30, 2005 whereas there was a charge for the beneficial conversion feature of the Bridge Notes of $417,000 for the six month period ending June 30, 2004.

Liquidity and Capital Resources

The Company's primary needs for liquidity and capital resources are the funding of salaries and other administrative expenses related to the management of the Company.

During the three months ended June 30, 2005, cash and cash equivalents remained the same at $8,000 and all expenditures were funded by loans of $76,000 from the Rubin Family Trust.

The Company's cash, cash equivalents and marketable securities of $7,000 as of June 30, 2005 are not sufficient to support current levels of operations for the next twelve months and it will be necessary for the Company to seek additional financing.

Subsequent to June 30, 2005, Robert M. Rubin and the Rubin Family Trust loaned an aggregate of $40,000 to the Company through August 31, 2005.

     In addition, the Company is in default on certain existing indebtedness in the amount of $1,500,000, plus accrued interest of approximately $1,248,000. Although the holder of such indebtedness has not sought to collect the debt, were the Company required to pay such indebtedness it would be necessary to secure additional financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company maintains cash balances at two financial institutions. These balances are insured for up to $100,000 per account by the Federal Deposit Insurance Corporation. The cash balances at June 30, 2005 did not exceed the insurance limit and the Company is not exposed to any risk.

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

     31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley").

     31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley").

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     REPORTS ON FORM 8-K

On March 18, 2005, the Company filed a current report on Form 8-K regarding the termination of the agreement with Southern Gas

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     AMERICAN UNITED GLOBAL, INC.

     September 14, 2005

                      By:   /s/ Robert M. Rubin
                            -------------------
                            Robert M. Rubin
                            Chief Executive Officer

                      By:   /s/ David M. Barnes
                            -------------------
                            David M. Barnes
                            Chief Financial Officer