Form 10-Q
period 2005-09-30
AMERICAN UNITED GLOBAL  INC
filed 2005-11-21
CIK 859792

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 12-b-2 of the Exchange Act). YES [_] NO [X]

Transitional Small Business Disclosure Format Yes [_] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

        Title of Class                               Number of Shares
         Common Stock                                  Outstanding
   (par value $.01 per share)                10,311,179 as of November 21, 2005

                          AMERICAN UNITED GLOBAL, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
September 30, 2005 (unaudited) and December 31, 2004                           1
Consolidated Statements of Operations
Three Months Ended September 30, 2005
and September 30, 2004 (unaudited)                                             2
Consolidated Statements of Cash Flows
Six Months Ended September 30, 2005
and September 30, 2004 (unaudited)                                             3
Consolidated Statements of Operations
Six Months Ended September 30, 2005
and September 30, 2004 (unaudited)                                             4
Notes to the Consolidated Financial
Statements (unaudited)                                                      5-14
Item 2. Management's Discussion and Analysis of
Financial Condition and Plan of Operations                                 15-16
Item 3. Quantitative and Qualitative Disclosures
About Market Risk                                                             17
Item 4. Controls and procedures                                               17

PART II. OTHER INFORMATION
Item 1. Legal Proceedings                                                     17
Item 2. Changes in Securities                                                 17
Item 3. Defaults Upon Senior Securities                                       17
Item 4. Submission of Matters to a Vote of Security
        Security Holders                                                      17

Item 5. Other Information                                                     17

Item 6. Exhibits and Reports on Form 8-K                                      18
                 Signatures                                                   18

                          AMERICAN UNITED GLOBAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             September 30,    December 31,
                                                                  2005            2004
                                                              ------------    ------------
                                                              (Unaudited)
Current Assets:
 Cash and cash equivalents                                    $    112,000    $      8,000
 Investment in Informedix                                           40,000          40,000
 Investment in - Sponge Tech                                        50,000          50,000
 Investment in - ScanTek                                            30,000          25,000
 Note receivable - Kraft Rt                                        500,000              --
 Deferred interest                                                 324,000              --
 Other current assets                                               25,000           5,000
                                                              ------------    ------------
         Total Current Assets                                    1,081,000         128,000
                                                              ------------    ------------
         Total Assets                                         $  1,081,000    $    128,000
                                                              ============    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
 Short term borrowing in default,
 including accrued interest of
 $1,323,000 and $1,210,000, respectively                      $  2,823,000    $  2,710,000
 Accounts payable                                                   15,000          14,000
 Accrued liabilities                                               658,000         663,000
 Distribution payable to Series B-3
 preferred shareholders                                             40,000          40,000
 Note payable - Rubin Family Trust
  net of discount of $308,000 and                                  131,000              --
  218,000, respectively
 Interest payable bridge notes                                          --         389,000
 Bridge notes payable                                                   --       1,500,000
                                                              ------------    ------------
     Total Current Liabilities                                   3,667,000       5,316,000
                                                              ------------    ------------

Other Liabilities:
 Secured convertible notes payable, net of
         Discount of $516,000                                        9,000              --
                                                              ------------    ------------
     Total Other Liabilities                                         9,000              --
                                                              ------------    ------------

     Total Liabilities                                           3,676,000       5,316,000
                                                              ------------    ------------

Shareholders' Deficit:
 Preferred stock, 12.5% cumulative, $1.00 per
 share liquidation value .01 par value;
  1,200,000 shares authorized, none issued and
   outstanding                                                          --              --

Series B-1 preferred stock, each 25 shares
convertible into 1 common share, $3.50 per share
liquidation value $.01 par value; 1,000,000 shares
authorized; 255,094 issued and outstanding                           3,000           3,000

Series B-3 preferred stock, each share
convertible into 20 common shares,
$20 per share liquidation value
$.01 par value; 48,466 and 48,505 shares
issued and outstanding, respectively                                 1,000           1,000

Common stock $.01 par value; 40,000,000
shares authorized 10,311,179 and 8,487,399,
shares issued and outstanding, respectively                        103,000          85,000
Additional paid in capital                                      55,184,000      53,760,000
Accumulated deficit                                            (57,806,000)    (58,957,000)
Less cost of treasury shares                                       (80,000)        (80,000)
                                                              ------------    ------------
         Total Shareholders' Deficit                            (2,595,000)      5,188,000
                                                              ------------    ------------
         Total Liabilities and Shareholders' Deficit          $  1,081,000    $    128,000
                                                              ============    ============

See accompanying notes to consolidated financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
             For The Three Months Ended September 30, 2005 and 2004

                                                      2005              2004
                                                 ------------      ------------
General and administrative expenses              $     66,000      $    154,000
                                                 ------------      ------------
Operating loss                                        (66,000)         (154,000)
Interest expenses, net                               (237,000)         (127,000)
Gain (Loss) on sale of investments                  2,162,000           (75,000)
Gain on debt settlement                               133,000                --
                                                 ------------      ------------

Income (loss) from operations                       1,992,000          (356,000)
                                                 ------------      ------------

Net Income (Loss)                                $  1,992,000      $   (356,000)
                                                 ============      ============

Basic and diluted income (loss)
   per share                                     $        .19      $      (0.04)
                                                 ============      ============

Weighted average number of shares                  10,318,564         8,619,366
                                                 ============      ============

See accompanying notes to consolidated financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
              For The Nine Months Ended September 30, 2005 and 2004

                                                      2005              2004
                                                  -----------       -----------
General and administrative expenses               $   532,000       $   956,000
                                                  -----------       -----------
Operating loss                                       (532,000)         (956,000)
Interest expenses                                    (612,000)         (742,000)
Gain (Loss) on sale of investments                  2,162,000           (75,000)
Gain on debt settlement                               133,000                --
                                                  -----------       -----------

Income (Loss) from operations                       1,151,000        (1,773,000)
                                                  -----------       -----------

Net Income (Loss)                                 $ 1,151,000       $(1,773,000)
                                                  ===========       ===========

Basic and diluted income (loss) per share         $       .12       $     (0.22)
                                                  ===========       ===========

Weighted average number of shares                   9,747,675         7,845,060
                                                  ===========       ===========

See accompanying notes to consolidated financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                       STATEMENT OF CASH FLOWS (UNAUDITED)
                     For The Nine Months Ended September 30

Cash Flows From Operating Activities                    2005            2004
                                                     -----------    -----------
  Net income (loss)                                  $ 1,151,000     (1,773,000)
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
  Net cash used by operating activities
  (Gain) loss on sales of marketable
    securities                                        (2,162,000)        75,000
  Beneficial conversion feature                          140,000        417,000
  Stock award compensation                               299,000        476,000
  Shares issued for legal services                       (66,000)            --
  Change in assets and liabilities:
  Prepaid expenses                                            --        (17,000)
  Deferred interest                                     (128,000)            --
  Accounts payable and accrued liabilities               (13,000)       396,000
                                                     -----------    -----------

    Net cash flows from operating activities            (779,000)      (426,000)
                                                     -----------    -----------

Cash Flows From Investing Activities

  Proceeds from the sale of marketable
    securities                                         2,162,000             --
  Repayment of Note Informedix                                --         20,000
  Increase in note receivable to Kraft Rt               (500,000)            --
                                                     -----------    -----------

   Net cash flows from investing activities            1,662,000         20,000
                                                     -----------    -----------

Cash Flows From Financing Activities
Repayment of Note Payable                                     --         (7,000)
Proceeds from Rubin family trust loan                    221,000         88,000
Settlement of Bridge Notes                            (1,500,000)            --
Loan costs                                               (25,000)            --
Proceeds from issuance of convertible Notes              525,000             --
                                                     -----------    -----------

  Net cash flows from financing activities              (779,000)        81,000
                                                     -----------    -----------

Net increase (decrease) in cash                          104,000       (325,000)
Cash and cash equivalents, beginning                       8,000        379,000
                                                     -----------    -----------
Cash and cash equivalents, ending                    $   112,000    $    54,000
                                                     ===========    ===========

Supplemental cash flow information:

Cash paid for interest expense                           554,000             --
                                                     ===========    ===========
Cash paid for income taxes                                    --             --
                                                     ===========    ===========

Noncash investing and financing activities:

Shares issued to reduce accounts payable             $   200,000    $        --
                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION OF CONSOLIDATED
FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

American United Global, Inc. (the "Company" or "AUGI"), is incorporated in Delaware and its corporate office is in Somers, New York. AUGI has had operating subsidiaries in prior years and is currently a non-operating publicly held shell corporation.

On June 16, 2003, AUGI, Lifetime Acquisition Corp., a newly formed wholly owned subsidiary of AUGI ("Merger Sub") and Lifetime Healthcare Services, Inc. ("Lifetime") entered into an amended and restated agreement and plan of merger (the "Merger Agreement"). AUGI consummated the acquisition of Lifetime was a holding company whose only assets consisted of a note receivable form New York Medical, Inc. ("NYMI") and its ownership of 55% of the capital stock of NYMI acquired by Lifetime immediately prior to the consummation of the Merger.

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

The consolidated financial information included in this report has been prepared in conformity with the accounting principles generally accepted in the Unites States of America reflected in the consolidated financial statements of American United Global, Inc. and subsidiaries (the "Company" or "AUGI") for the preceding year included in the annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION OF CONSOLIDATED
FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ORGANIZATION (continued)

of the consolidated results for the interim periods. This report should be read in conjunction with the Company`s financial statements included in the annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is in default on certain existing indebtedness in the principle amount of $1,500,000 plus accrued interest of $1,323,000. The holder of such indebtedness has not sought to collect such amounts due; however, were the Company required to pay such certain indebtedness it would be necessary to secure additional financing.

GOING CONCERN

At September 30, 2005, the Company had a working capital deficiency of $2,586,000, an accumulated deficit of $57,806,000. In addition, the Company's cash of $112,000 at September 30, 2005 is not sufficient to fund operations for the next twelve months. Such accumulated losses and working capital deficiency raise doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments relating to the recoverability and reclassification of recorded assets amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company's intention was to seek an acquisition candidate with a viable business that could be financed and expanded both by internal growth and by the acquisition and consolidation of similar operations. As disclosed in Note 10, the Company and Kraft, Rt., an operating entity in Budapest, Hungary, have signed a share exchange agreement and it is anticipated that the transaction will close, subject to certain conditions, by December 31, 2005. Although management is confident of such closing, there can be no assurance that the Company will be successful in meeting such conditions to closing or that should this transaction not close that the Company will be able to locate other acquisition candidates or that if such operations are found that a merger or acquisition agreement can be finalized.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION OF CONSOLIDATED
FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results. The Company uses estimates, among others, to determine whether any impairment is to be recognized.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PRINCIPLES OF CONSOLIDATION

The consolidated financial information included in this report has been prepared in conformity with the accounting principles generally accepted in the United States of America and has been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements include the accountants of the Company and its' subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

MARKETABLE SECURITIES

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 " Accounting for Certain Investments in Debt, and Equity Securities". Under this standard, certain investments in debt and equity securities are reported at fair value. The Company's marketable securities, which consist of common shares of a public company, are reported as securities available for sale. The unrealized loss on these securities is reflected as a separate component of shareholders' deficit and any changes in their value are included in comprehensive loss. Cost used in first-in-first-out cost method. In the three months ended September 30, 2005, the Company sold approximately 1.2 million shares of Western Power shares it held for proceeds totaling $2,162,000. The Company had previously written down this investment as it believed the decrease in its value was other than temporary. A gain has been reported for the full amount of the proceeds.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION OF CONSOLIDATED
FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of notes receivable. The Company maintains cash balances at two financial institutions. These balances are insured for up to $100,000 per account by the Federal Deposit Insurance Corporation. The cash balances at September 30, 2005 did include an account in excess of the insurance limit totaling $12,000.

STOCK BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 123. "Accounting for Stock-Based Compensation". The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, (APB 25) " Accounting for Stock Issued to Employees". As the Company is not yet required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income (loss) and earnings (loss) per share as if the fair value based method of accounting had been applied.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model and the stock option compensation calculated by such method is being expensed over the four year vesting period of each option grant.


No stock options were granted during the nine month periods ended September 30, 2005 and 2004.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Estimate fair values of financial instruments are determined using available market information. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange.

INCOME TAXES

The Company's deferred income taxes arise primarily from the differences in the recording of net operating losses, allowances for bad debts, inventory reserves and depreciation expense for financial reporting and income tax purposes. Income taxes are reported under the liability method pursuant to SFAS No. 109 "Accounting for Income Taxes." A valuation allowance is provided when the likelihood of realization of deferred tax assets is not assured.

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

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PER SHARE DATA

Basic and diluted income (loss) per share is based on the weighted average number of common shares outstanding and common shares issuable upon conversion of the Series B-3 convertible preferred stock which was issued as a dividend to all common shareholders effective as of June 17, 2003. The remaining 969,320 common shares issuable upon conversion of the Series B-3 preferred stock are included based on the preferred shareholders ability to share in distributions of earnings available, if any to the holders of common shares.


RECENT ACCOUNTING PRONOUNCEMENTS


In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments an Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts entered into or modified after June 30, 2003. The guidance should be applied prospectively, the provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's financial statements.

In May 2003, the FASB issued Statement of Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for classification and measurements in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instrument entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION OF CONSOLIDATED
FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2003, the consensus of EITF Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease," was issued. The guidance in the consensus applies to the purchase or sale of goods and services under various types of contracts, including outsourcing arrangements. Based on the criteria in the consensus, both parties to an arrangement are required to determine whether the arrangement includes a lease within the scope of SFAS No. 13, "Accounting for Leases.: The new requirement applies prospectively to new or modified arrangements for reporting periods beginning after May 28, 2003. Accordingly, as of August 1, 2003, the company accounted for new or modified arrangements based on this guidance. Adoption of this standard did not have an impact on our company's financial statements.

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

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets. SFAS No. 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, to eliminate the exception for non-monetary exchanges of similar productive assets. The Company will be

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION OF CONSOLIDATED
FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

required to apply this statement to non-monetary exchange after December 31, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In May 2005, FASB issued FASB Statement 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("FAS 154"). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

NOTE 2 - BRIDGE NOTES PAYABLE AND OTHER SHORT TERM BORROWINGS


On June 17, 2003, the Company received aggregate net proceeds of $1,350,000 from the sale of $1,500,000 principal amount of 10% convertible notes due in March 2004. The Bridge Notes were convertible into common stock of the Company at any time at the rate of $1.00 of Notes for one share of common stock. In addition, the purchasers of the Bridge Notes has received five year warrants to purchase an aggregate of $1,500,000 shares at $.75 per share. The Company utilized an aggregate of $650,000 of the net proceeds from the sale of the Bridge Notes to increase its outstanding loans to Lifetime and NYMI from $850,000 to $1,500,000 (See Note 1). In September 2005, the Company settled, per agreements, to pay $2,054,000 for full release of the Company's indebtedness for the Bridge Notes and accrued interest. Using the proceeds from the sale of its investment in Western Power, the Company has recorded a gain of $133,000 on the extinguishment of this debt. The Company is in default on an uncollateralized note payable due to an unrelated third party in the principal amount of $1,500,000 plus accrued interest of approximately $1,323,000 at September 30, 2005. Originally bearing interest at 8%; the note accrues interest at 10% while in default. The holder of such indebtedness has not sought to collect the amounts due; however, were the Company required to pay such certain indebtedness it would be necessary to secure additional financing.


On September 23, 2005 the Company issued $525,000 senior secured Convertible Notes due March 23, 2007. The Notes are guaranteed by Robert Rubin. The Company also issued 525,000 shares with these Notes valued at $196,875 or $.375 per share in lieu of the payment of interest on the notes. This amount has been set up as deferred interest and will be amortized through March 2007.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - OTHER LOANS AND ADVANCES

On September 4, 2002 the Company loaned $100,000 to InforMedix, Inc. ("InforMedix") pursuant to the terms of a 12% convertible secured promissory note which was automatically convertible into 50,000 common shares of InforMedix if InforMedix become publicly traded. ,On May 8, 2003, InforMedix merged with a public entity whose name was changed to InforMedix Holding, Inc. and 54,000 shares of their common stock were issued to AUGI pursuant to the automatic conversion feature of the loan and accrued interest.

The Company also loaned $20,000 to InforMedix pursuant to the terms of a 12% promissory note originally due January 31, 2004 which due date was extended to April 2, 2004 on which date the note was paid in full. The Company received 50,000 shares and options to buy another 50,000 shares at $.50 per share as additional consideration for this loan.

On January 13, 2003, the Company provided a working capital loan of $25,000 to Spongetech Delivery Systems, Inc. (Spongetech") pursuant to the terms of an 8% promissory note originally due May 15, 2003 which was subsequently extended to July 31, 2004. The Company loaned an additional $25,000 to Spongetech on July 7, 2003 under the same terms and conditions. The Company also received 250,000 shares of Spongetech common stock as additional consideration for the loans and maturity date extensions. Spongetech is a distributor of reusable specialty sponges for commercial and everyday use. Michael Metter, a director of the company, is a director and executive officer of Spongetech. Spongetech was in default on the payments that were due on July 31, 2004 and was unable to repay any amount at that time. In November 2004, the Company agreed to convert all principle and interest due under the Notes into 466,667 shares of Spongetech common stock. Spongetech is actively seeking financing in order to continue in business.


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


In September 2005 the Company extended a $500,000 Bridge Loan to Kraft Rt. as part of its obligation in the acquisition of Kraft Rt. (See Note 10). The Note is due December 28, 2005 and accrues interest at a rate of 10% per annum.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5 - LOANS PAYABLE - RUBIN FAMILY TRUST

During September through December 2004 the Company borrowed $218,000 from the Rubin Family Trust (the "Trust") for working capital requirements. The loan is evidenced by a Note payable which bears interest at an annual rate of 8% and matures on December 31, 2006. The Trust will also receive 218,000 shares of Company common stock as additional interest. These shares were valued at $.40 per share for accounting purposes and a charge of $87,000 was received in Fiscal 2004 as deferred interest which amount is being amortized through December 31, 2006.

During the three months ended March 31, 2005, the Trust advanced an additional $76,000 under the same terms and conditions whereby the trust will receive an additional 76,000 shares of Company stock as additional interest. These shares were valued at $.55 per share for accounting purposes and a charge of $42,000 was recorded as deferred interest and is being amortized through December 31, 2006.

During the three months ended June 30, 2005, the Trust advanced an additional $75,000 under the same terms and conditions whereby the trust will receive an additional 75,000 shares of Company stock as additional interest. These shares were valued at $.38 per share for accounting purposes and a charge of $28,500 was recorded as deferred interest and is being amortized through December 31, 2006.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS PAYABLE - RUBIN FAMILY TRUST (continued)


During the three months ended September 30, 2005, the Trust advanced an additional $70,000 under the same terms and conditions whereby the trust will receive an additional 70,000 shares of company stock as additional interest. These shares were valued at $.375 per share for accounting purposes and $26,250 was recorded as deferred interest and is being amortized through December 31, 2006.


These loans are convertible at any time into Company common stock at 50% of the fair market value on the date of such conversion resulting in a total beneficial conversion feature of $439,000 which is being amortized from the date of receipt of proceeds for each loan through December 31, 2006.

As of December 31, 2004 a beneficial conversion feature of $218,000 was recorded as discount and is being amortized as interest expense through December 31, 2006. The beneficial conversion feature of $76,000, $75,000 and $70,000 related to the loans during the three months ended March 31, June 30, and September 30, 2005, respectively were recorded as discounts and are being amortized through December 31, 2006.

NOTE 6 - INCOME TAXES


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are comprised primarily from net operating losses and total approximately $11,000,000 at December 31, 2004. Because of the questionable ability of the Company to utilize these deferred tax assets, the Company has established a 100% valuation allowance for these assets.

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $30,000,000 for federal and state purposes, which expire through 2025. The utilization of this operating loss carryforward may be limited based upon changes in ownership as defined in the Internal Revenue Code.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LITIGATION

In April 2004, certain Bridge Note investors commence an action against our company in the Supreme Court of the State of New York, County of New York, alleging, among other things, that we owe plaintiffs repayment of $700,000 in principal face amount notes issued in connection with our intended acquisition of New York Medical, a New York corporation (Altitude Group, LLC, Birch Associates, LLC and D.C. Capital, LLC v. American United Global, Inc., Index No. 600936/04). Plaintiffs filed a motion seeking summary judgment against us in aggregate amount of $787,546, consisting of the allegedly outstanding principal and interest on the notes as well as attorneys' costs, and we opposed that motion. On September 24, 2004, judgment was rendered in favor of these three investors in the amount of $840,695.79.

In September 2005, the Company settled, per agreements, to pay $2,054,000 for full release of the Company's indebtedness for the Bridge Notes and accrued interest. Using the proceeds from the sale of its investment in Western Power, the Company has recorded a gain of $133,000 on the extinguishment of this debt.

New York Medical, Inc. and Redwood Investment Associates, L.P. v. American United Global, Inc. et al (Supreme Court, New York State, New York County). In this suit, filed on December 12, 2003, plaintiffs seek a declaration that a series of transactions by which AUGI allegedly acquired Lifetime Healthcare Services, Inc. ("Lifetime") and Lifetime acquired an interest in New York Medical, Inc. from Redwood Investment Associates, L.L.P. (Collectively Transactions")were properly rescinded or, alternatively, that because the Transactions were allegedly induced by fraudulent conduct of AUGI, and others, that the Transactions should be judicially rescinded. In addition to their gusts for equitable relief, plaintiffs also seek monetary damages in excess of $5 million and exemplary damages in the amount of $15 million.

Currently, the suit has not proceeded past the filing and service of the Complaint. AUGI has obtained an open-ended extension of time in which to answer and/or move with regard to the Complaint. The parties are attempting to resolve the matter amicably. However, in the event litigation proceeds, it will be aggressively defended and counter claims would be filed.

On July 26, 2005, the Company settled differences with Mr. Katz ("Katz") as regards amounts due him for services rendered and expenses incurred during prior years when he was an officer and Director. The settlement calls for, among other things, the issuance of 176,000 shares to Katz (valued at $0.38 per share or $67,000), the resignation of Katz from the Board and mutual releases. The Company had accrued $95,000 for this contingency and the settlement waas reflected in the financial statements for the period ended June 30, 2005.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - TERMINATION OF PROPOSED TRANSACTION WITH SOUTHERN GAS

On March 15, 2005, the Exchange Agreement dated September, 2004 by and between Southern Gas Holding LLC, a Delaware limited liability company; American United Global, Inc., a Delaware corporation ("AUGI"); Southern Gas Company LLC, a limited liability company incorporated under the laws of the Russian Federation' and the Southern Gas Group Equity Owners was definitively terminated. Under the terms of the Exchange Agreement, the Southern Gas Group Equity Owners were to contribute and exchange the Southern Gas Group Equity (as defined in the Exchange Agreement) to the capital of Southern Gas Holdings, LLC, solely in exchange for the Exchange Shares (as defined in the Exchange Agreement). Because the conditions precedent to Closing set forth in Section 4.2 of the Exchange Agreement were not satisfied or waved on or before the Closing Date, December 31, 2004, and the Closing Date was not extended by the mutual written agreement of the Parties, the Exchange Agreement, including all rights and obligations of the parties there under, has terminated and is of no further for force and effect. While the parties to the Exchange Agreement attempted to reach a negotiated resolution of the matters precluding the fulfillment of the closing conditions, AUGI abandoned such discussions on March 15, 2005, having concluded that no resolution could be reached.

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

NOTE 9 ADDITIONAL SHARE ISSUANCES

In June 2005, the Company's board of directors approved a stock award to certain directors and a prior director in exchange for all outstanding stock options held by such persons. Mr. McLain will receive 250,000 shares; Mr. Metter will receive 120,000 shares; Mr. Katz will receive 64,000 shares and Mr. Barnes will receive 364,000 shares. For accounting purposes, a charge for stock compensation in the amount of $.38 per share or $299,000, has been recorded during the quarter ended June 30, 2005. All shares were issued in September 2005.

On June 10, 2005 Dean McLain resigned from the board of directors. There were no disagreements between Mr. McLain and the Company.

In September 2005, the Company issued 500,000 shares to one of its law firms in payment of legal bills outstanding. The shares have been valued at the market value on the date of issuance of $.40 per share.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - KRAFT RT.

On August 9, 2005, the Company entered into a Share Purchase Agreement (the "Agreement") with Kraft Rt., an Hungarian Corporation, and the shareholders of Kraft Rt. (the "Sellers"). Pursuant to the Agreement, the Company has agreed to acquire and, the Sellers have agreed to sell, 100% of the Seller's interest in Kraft Rt., the Company will issue to the Sellers 24,000,000 shares of common stock of the Company (the "Shares").


The closing of the acquisition of Kraft Rt. is expected to occur on ro before December 31, 2005. Prior to closing, all closing conditions including, but not limited to the satisfaction of various material liabilities, the provision of a bridge loan by the Company to Kraft Rt. In the amount of $500,000 made in September 15, 2005 and on, or prior to, December 31, 2005, the Company shall have closed a financing in the minimum amount of $2,500,000. No material relationship exists between the Sellers and the Company and/or its affiliates, directors, officers or any associate of an officer or director.

Kraft Rt. Is an equipment manufacturing company headquartered in Budapest, Hungary engaged in the development and manufacturing of vacuum based production and quality control equipment used in several hi-tech industries. Kraft Rt. is presently focusing its efforts on the development of its manufacturing business relating to the production of thin film based photovoltaic modules.

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

                              RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

General and administrative expenses totaled $66,000 for the three months ended September 30, 2005 as compared to $154,000 for the three months ended September 30, 2004, a decrease of $88,000. Net interest expense for the three months ended September 30, 2005 was $237,000 as compared to $127,000 during the three months ended September 30, 2004. The increase in net interest expense is primarily due to the expense related to the beneficial conversion feature of loans from the Trust during the three-month period ended September 30, 2005. This expense did not exist during the three-month period ending September 30, 2004.

The Nine Months Ended September 30, 2005 Compared to the nine months Ended September 30, 2004

General and administrative expenses totaled $532,000 for the nine months ended September 30, 2005 as compared to $956,000 for the nine months ended September 30, 2004, a decrease of $424,000. The decrease is primarily due to a charge of $476,000 for stock award compensation in the prior year as compared to a charge in the current year of $299,000 for stock award compensation. In addition, there was a decrease in salaries and general overhead expenses.

Net interest expense for the nine months ended September 30, 2005 was $612,000 as compared to $742,000 during the nine months ended September 30, 2004. The decrease in net interest expense is primarily due to the expense related to the beneficial conversion feature of the loans from the Trust during the nine month period ended September 30, 2005 whereas there was a charge for the beneficial conversion feature of the Bridge Notes of $417,000 for the nine month period ending September 30, 2004.

Liquidity and Capital Resources

The Company's primary needs for liquidity and capital resources are the funding of salaries and other administrative expenses related to the management of the Company.

During the three months ended September 30, 2005, cash and cash equivalents increased to $112,000. This increase was attributable to the sale of investments, proceeds from The Rubin Family Trustunder beneficial conversion feature, and proceeds from issuance of secured convertible notes.

The Company's cash, cash equivalents and marketable securities of $112,000 as of September 30, 2005 are not sufficient to support current levels of operations for the next twelve months and it will be necessary for the Company to seek additional financing.

In addition, the Company is in default on uncollateralized notes payable in the amount of $1,500,000, plus accrued interest of approximately $1,323,000. Although the holder of such indebtedness has not sought to collect the debt, were the Company required to pay such indebtedness it would be necessary to secure additional financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains cash balances at two financial institutions. These balances are insured for up to $100,000 per account by the Federal Deposit Insurance Corporation. The cash balances at September 30, 2005 exceeded the insurance limit by approximately $12,000.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

      The Company entered into a Securities Purchase Agreement (the "Agreement") with Iroquois Master Fund Ltd., Smithfield Fiduciary LLC and Lilac Ventures Master Fund (collectively, the "Investors") on September 22, 2005 for the sale of (i) $525,000 in senior secured convertible notes (the "Notes") and (ii) 525,000 shares of common stock of the Company (the "Shares"). On September 26, 2005, the Investors purchased the Notes and Shares. The Company received net proceeds in cash in the amount of $500,000 on September 26, 2005 less $25,000 paid for legal fees. The Company utilized the net proceeds to provide Kraft Rt. a short term loan as required under the Share Purchase Agreement entered between the Company, Kraft Rt. and the shareholders of Kraft Rt.

      The Notes are interest free, mature in March 2007 and are convertible into our common stock, at the Investors' option, at a conversion price equal to 50% of the closing price on the day prior to the submission of the conversion notice, however, the conversion price may not be lower than $0.40 (the "Floor Price").

      Upon maturity of the Notes, the Company, at the option of the Investors, may pay the principal of the Notes in cash or shares. The Company may only pay in shares if proper notice has been sent to the Investors indicating that the Company intends to pay in shares, the number of authorized but unissued shares is sufficient for issuance, the shares are registered for resale and the Company is not in default under the transaction documents. If the Notes are paid in shares upon maturity, then the number issuable is determined by dividing the principal then payable by the lower of (i) 50% of the closing price on the day prior to the submission of the conversion notice or (ii) 85% of the arithmetic average of the VWAP for the 20 trading days immediately prior to the date of conversion. However, in no event shall the conversion price be less than the Floor Price. Based on the Floor Price, the Notes are convertible into a maximum of 1,312,500 shares of our common stock.

      We have granted the Investors a security interest in all of our assets as well as registration rights. We are required to file a registration statement registering the shares of common stock issuable upon conversion of the Notes and the Shares on the earlier of (i) 30 days from acquiring Kraft Rt. or (ii) 90 days from closing, and we are required to have such registration statement declared effective within 135 days from closing. Further, Robert Rubin, CEO and a director of the Company, has personally guaranteed payment of the Notes.

      The Investors have contractually agreed to restrict their ability to convert the Notes and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion does not exceed 4.99% of the Company's then issued and outstanding shares of common stock.

      The sale of the Notes was completed on September 26, 2005. As of the date hereof, the Company is obligated on $525,000 in face amount of Notes issued to the Investors. The Notes are a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company.

      In June 2005, the Company's board of directors approved a stock award to certain directors and a prior director in exchange for all outstanding stock options held by such persons. Mr. McLain will receive 250,000 shares; Mr. Metter will receive 120,000 shares; Mr. Katz will receive 64,000 shares and Mr. Barnes will receive 364,000 shares. In September 2005, the Company issued 500,000 shares to one of its law firms in payment of legal bills outstanding. The shares have been valued at the market value on the date of issuance of $.40 per share and were issued in September 2005.

      The Notes and Shares were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

Short Term Loan

      The net proceeds in the amount of $500,000 generated from the sale of the Notes to the Investors were loaned to Kraft Rt. by the Company in accordance with the Share Purchase Agreement entered by and between the Company, Kraft Rt. and the shareholders of Kraft Rt. on August 9, 2005 pursuant to which the provision of a short term loan by the Company to Kraft Rt. is a closing condition. The loan to Kraft Rt. is evidenced by a promissory note that is due on December 28, 2005 and has interest in the amount of 10% per annum. The loan is secured by shares of Kraft Rt. pledged by Zoltan Kiss, a director of Kraft Rt. The shares of Kraft Rt. pledged by Mr. Kiss represent 5% of the total outstanding of Kraft Rt.

Settlement of Claims and Sale of Shares of Western Power & Equipment Corporation ("Western Power")

      On September 23, 2005, the Company sold 1,222,586 shares of Western Power to various accredited investors in consideration of gross proceeds in the amount of $2,286,235. The Company utilized $2,054,000 of the net proceeds generated from the sale of the shares of Western Power to payoff the note holders that purchased 10% convertible notes in June 2003 (the "June 2003 Notes"). In connection with the payment of the June 2003 Notes, the Company and the note holders each signed a mutual release. Further, the note holders that obtained a judgment against the Company in the amount of $840,695 have filed a satisfaction of judgment with the appropriate court in connection therewith.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                    EXHIBITS

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley").

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley").

32.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

                               REPORTS ON FORM 8-K

On August 15, 2005, the Company filed a current report on Form 8-K regarding the entering of an agreement with Kraft Rt., a Hungarian company ("Kraft").

On September 30, 2005, the Company filed a current report on Form 8-K regarding the a private placement of its securities, a loan of $500,000 to Kraft, the sale by the Company of 1,22,586 shares of common stock of Western Power & Equipment Corporation and the settlement with the Company's bridge note holders.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AMERICAN UNITED GLOBAL, INC.

                                           November 21, 2005

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