Form 10-K
period 2005-12-31
AMERICAN UNITED GLOBAL  INC
filed 2006-05-01
CIK 859792

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2005

                        Commission File Number: 000-19404

                          AMERICAN UNITED GLOBAL, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                   95-4359228
            --------                                   ----------
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

[ ] large accelerated filer       [ ] accelerated filer     [X]  non-accelerated
                                                                 filer

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) [X] Yes [ ] No

The aggregate market value of any voting or non-voting common equity held by non-affiliates as of June 30, 2005 was $3,035,954.88.

As of April 24, 2006, there were 10,313,056 shares outstanding of the Registrant's common stock.

Documents incorporated by reference: None.

                          AMERICAN UNITED GLOBAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                                                            Page

                             PART I

Item 1.  Business                                                              3
Item 2.  Properties                                                            6
Item 3.  Legal Proceedings                                                     6
Item 4.  Submission of Matters to a Vote of Security Holders                   6

                             PART II

Item 5.  Market for Registrant's Common Equity and Related                     7
Item 6.  Selected Financial Data                                               9
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10
Item 7A. Quantitative And Qualitative Disclosures
         About Market Risk                                                    12
Item 8.  Financial Statements And Supplementary Data                          12
Item 9.  Changes In and Disagreements With
         Accountants On Accounting and Financial Disclosure                   12
Item 9A. Controls And Procedures                                              12
Item 9B. Other Information1                                                   12

                             PART III

Item 10. Directors and Executive Officers of the Registrant                   13
Item 11. Executive Compensation                                               15
Item 12. Security Ownership Of Certain Beneficial Owners And
         Management And Related Stockholder Matters                           16
Item 13. Certain Relationships And Related Transactions                       16
Item 14. Principal Accounting Fees and Services                               19


                             PART IV

Item 15. Exhibits, Financial Statement Schedules                              20

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

                                     PART I

ITEM 1. BUSINESS

American United Global, Inc. (the "Company" or "AUGI") was initially organized as a New York corporation on June 22, 1988 under the name Alrom Corp. ("Alrom"), and completed an initial public offering of securities in August 1990. Alrom effected a statutory merger in December 1991, pursuant to which Alrom was reincorporated in the State of Delaware under the name American United Global, Inc. We intend to focus our business strategy on acquisitions of operating businesses in various sectors. In connection with our business strategy, we have entered into agreements to purchase 85.5% of the outstanding securities of Kraft Rt., an equipment manufacturing company headquartered in Budapest, Hungary engaged in the design, development and manufacturing of vacuum based production and quality control equipment used in several hi-tech industries. Kraft Rt. is presently focusing its efforts on the development of its manufacturing business relating to the production of thin film based photovoltaic modules.

In connection with the acquisition of the controlling interest of Kraft Rt., on August 9, 2005, AUGI entered into a Share Purchase Agreement (the "Agreement") with Kraft Rt., a Hungarian corporation, and the shareholders of Kraft Rt. (the "Sellers"). Pursuant to the Agreement, the Company agreed to acquire and, the Sellers agreed to sell, 100% of the Seller's interest in Kraft Rt. On January 30, 2006, the Agreement expired pursuant to its own terms.

On March 16, 2006, the Company entered into a Securities Purchase Agreement with Zoltan Kiss and Dr. Laszlo Farkas, two shareholders of Kraft Rt. that together own 47.5% of the equity interest in Kraft Rt. In addition, on March 20, 2006, the Company entered into a Securities Purchase Agreement with Nagyezsda Kiss, Joseph Gregory Kiss, Maria Gabriella Kiss and Gyula Winkler, four shareholders of Kraft Rt. that together own 38% of the equity interest in Kraft Rt. As a result, the Company has entered into agreements to acquire 85.5% of the equity interest of Kraft Rt. In consideration for the sellers' interest in Kraft Rt., the Company shall issue the sellers an aggregate of 85,500 shares of Series B-4 Preferred Stock of the Company (the "Preferred Shares"). The Preferred Shares are each automatically convertible into 350 shares of common stock upon the Company increasing its authorized shares of common stock and, prior to such conversion, the Preferred Shares will have the same voting rights of the shares of common stock and vote together with the shares of common stock on all matters. The Company is presently negotiating with the remaining shareholders of Kraft Rt. to acquire their interest in Kraft Rt. The Company cannot provide any guarantee that it will be able to enter into agreements with the remaining shareholders of Kraft Rt.

The closing of the acquisition of Kraft Rt. is expected to occur no later than 45 days from the completion and delivery to the Company of the Kraft Rt. audited financial statements for the year ended December 31, 2005 by Kraft Rt. Prior to closing, all closing conditions must be satisfied including, but not limited to, the satisfaction of various material liabilities and the closing of a financing in the minimum amount of $6,000,000 by the Company. No material relationship exists between the shareholders of Kraft Rt. and the Company and/or its affiliates, directors, officers or any associate of an officer or director.

Western Power & Equipment Corp.

Western Power & Equipment Corp. ("Western") commenced operations in November 1992 with the acquisition from Case Corporation of seven retail distribution facilities located in Oregon and Washington. Western became our subsidiary simultaneous with such acquisition. Prior to November 1, 2000, Western was our 59.6% majority owned operating subsidiary. On November 1, 2000, we distributed 777,414 shares of Western common stock owned by us pursuant to the final court approved settlement of the shareholder class action. In addition, on September 23, 2005, the Company sold 1,222,586 shares of Western to various accredited investors in consideration of gross proceeds in the amount of $2,286,235.

Informedix

InforMedix, Inc. developed a portable medical device linked to an integrated hardware and software system that its management believes will enable pharmaceutical and biotechnology companies to get new drugs to market faster and at a lower cost than traditional methods.

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

NY Medical

We acquired 55% of New York Medical, Inc., a New York corporation ("NY Medical"), from Redwood Investment Associates, LLP ("Redwood") pursuant to an amended and restated agreement and plan of merger agreement effective June 17, 2003 (the "Merger Agreement") and had intended to acquire the remaining 45% pursuant to a share exchange agreement with NY Medical's employee stock option plan (the "ESOP"), the holder thereof. However, the acquisition of NY Medical has been rescinded, effective December 9, 2003, as is more fully set forth under "Item 3. Legal Proceedings" and "Item 13. Certain Relationships and Related Transactions."

Employees

As of the filing date of this Form 10-K, we employed 2 full-time employees, neither of whom is a member of a union, and no part-time employees.

Item 1A.  Risk Factors

FOR THE TWO YEARS WE HAVE NOT HAD ANY BUSINESS OPERATIONS OR ANY REVENUES AND WE DO NOT HAVE SIGNIFICANT ASSETS. IF WE DO NOT CONSUMMATE A BUSINESS COMBINATION, WE WILL CONTINUE TO HAVE NO REVENUES AND OUR SHARE PRICE WILL LIKELY DECLINE.

As of December 31, 2005, our cash and cach equivalents consisted of $91,000. Since July 1, 1995, we have not generated any revenue. As of December 31, 2005, we had an accumulated deficit of $58,355,000. For the fiscal years ended December 31, 2005 and 2004, we incurred total expenses of $1,023,000 and $1,265,000, respectively. We will, in all likelihood, continue to incur operating expenses without corresponding revenues, at least until the consummation of a business combination or the successful commercialization of assets that we acquire. As a result, we will continue to operate at a loss at least until a business combination with Kraft Rt. or another company can be completed or we successfully develop acquired assets into a viable business. We have entered into an agreement to acquire 85% of the securities of Kraft Rt. and are presently in negotiations to acquire the remaining 15%. There is no guarantee that we will be able to acquire the securities of Kraft Rt. If we are unable to finalize the Kraft Rt. acquisition or complete a business combination, or develop assets that we acquire into a viable business, and generate revenues, our share price will likely decline.

THE NATURE OF OUR PROPOSED PLAN OF OPERATION IS EXTREMELY SPECULATIVE AND OUR SUCCESS AND POTENTIAL PROFITABILITY DEPENDS ON A NUMBER OF FACTORS THAT ARE NOT WITHIN OUR CONTROL. ACCORDINGLY, IT IS VERY DIFFICULT FOR ANYONE TO ACCURATELY EVALUATE THE MERITS AND RISKS OF AN INVESTMENT IN US. THESE RISKS MAKE IT VERY LIKELY THAT OUR SHARE PRICE COULD DECLINE.

The success of our proposed plan of operation depends to a great extent on the operations and financial condition of a target business to combine with us. While our management would prefer business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating a candidate that meets such criteria. In the event we complete a business combination - an event for which there can be no assurance - the success of our operations will depend upon management of the target business, other risks inherent to business combination transactions and specific risks to the type of business acquired, which cannot be determined at this time. Acquisitions involve numerous risks, including increased expenses and working capital requirements and the potential loss of key employees and customers of acquired companies. In addition, acquisitions involve financial risks, such as potential liabilities of the acquired business, dilutive effects of the issuance of additional equity securities, the incurrence of additional debt, the financial impact of transaction expenses and the amortization of goodwill and other intangible assets involved in any transactions that are accounted for by using the purchase method of accounting, and possible adverse tax and accounting effects. All of the foregoing increase the speculative nature of our plan of operation and make it difficult to accurately evaluate the merits and risks of an investment in us. All of the foregoing factors make it very likely that that our share price could decline.

FAILURE TO PROPERLY MANAGE OUR POTENTIAL GROWTH POTENTIAL WOULD BE DETRIMENTAL TO HOLDERS OF OUR SECURITIES.

Since we currently have no operations and our cash and cash equivalents at December 31, 2005 was only $91,000, any significant growth will place considerable strain on our financial resources and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employees and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. We may fail to adequately manage our anticipated future growth. We will also need to continue to attract, retain and integrate personnel in all aspects of our operations. Failure to manage our growth effectively could hurt our business.

CONSUMMATION OF A BUSINESS COMBINATION INVOLVING THE ISSUANCE OF OUR EQUITY SECURITIES AS CONSIDERATION OR PARTIAL CONSIDERATION WILL DILUTE THE OWNERSHIP AND VOTING INTERESTS OF OUR CURRENT STOCKHOLDERS.

Our plan for a business combination may involve the issuance of our equity securities as consideration, or partial consideration, for acquiring a business. Specifically, our current agreements to acquire 85% of Kraft Rt. will require that we issue Preferred Shares that are convertible into approximately 29,925,000 shares of common stock. Further, if we are able to enter into an agreement to acquire the remaining 15% of Kraft Rt. we will be required to issue Preferred Shares that are issuable into approximately 6,075,000 shares of common stock. The issuance of these equity securities as consideration for such a business combination, the ownership and voting interests of our current stockholders will be materially diluted.

SEC REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION TARGETS.

Sections 13 and 15(d) of the Exchange Act, and rules promulgated thereunder, require reporting companies to provide certain information about significant acquisitions, including audited financial statements for businesses acquired, covering one, two, or three years, depending on the relative size of the acquisition. New SEC rules and forms effective in August 2005 require that reporting companies with insignificant operations must file such audited financial statements with the SEC within four business days of completing the acquisition. The time and additional costs that may be incurred by some target businesses to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us.

EXISTING TAX LAWS COULD RESULT IN THE IMPOSITION OF BOTH FEDERAL AND STATE TAXES IN CONNECTION WITH A BUSINESS COMBINATION, WHICH MAY HAVE AN ADVERSE EFFECT OUR BUSINESS.

Federal and state tax consequences will, in all likelihood, be significant considerations in any business combination undertaken by us. Currently, such transactions may be structured so as to result in tax-free treatment to all parties involved, pursuant to various federal and state tax laws. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target business. However, there can be no assurance that such business combination will meet the statutory and regulatory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

                        RISKS RELATED TO OUR COMMON STOCK

OUR HISTORIC STOCK PRICE HAS BEEN VOLATILE AND THE FUTURE MARKET PRICE FOR OUR COMMON STOCK IS LIKELY TO CONTINUE TO BE VOLATILE. FURTHER, THE LIMITED MARKET FOR OUR SHARES WILL MAKE OUR PRICE MORE VOLATILE. THIS MAY MAKE IT DIFFICULT FOR YOU TO SELL OUR COMMON STOCK FOR A POSITIVE RETURN ON YOUR INVESTMENT.

The public market for our common stock has historically been very volatile. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The average daily trading volume of our common stock has historically been insignificant. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock or to sell our common stock for a positive return on your investment.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

o that a broker or dealer approve a person's account for transactions in penny stocks; and
o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

o obtain financial information and investment experience objectives of the person; and
o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

o sets forth the basis on which the broker or dealer made the suitability determination; and
o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Item 1B.  Unresolved Staff Comments

None.

ITEM 2. PROPERTIES

Our mailing address is located at 108 Village Square, # 327 Somers, NY 10589.

ITEM 3. LEGAL PROCEEDINGS

Bridge Investment

In April 2004, certain bridge investors commenced an action against our company in the Supreme Court of the State of New York, County of New York, alleging, among other things, that we owe plaintiffs repayment of $700,000 in principal face amount notes issued in connection with our intended acquisition of New York Medical, a New York corporation (Altitude Group, LLC, Birch Associates, LLC and D.C. Capital, LLC v. American United Global, Inc., Index No. 600936/04). Plaintiffs filed a motion seeking summary judgment against us in aggregate amount of $787,546, consisting of the allegedly outstanding principal and interest on the notes as well as attorneys' costs, and we opposed that motion. On September 24, 2004, judgment was rendered in favor of these three investors in the amount of $840,695. The Company utilized $2,054,000 of the net proceeds generated from the sale of the shares of Western Power to payoff the note holders that purchased 10% convertible notes in June 2003 (the "June 2003 Notes"). In connection with the payment of the June 2003 Notes, the Company and the note holders each signed a mutual release. Further, the note holders that obtained a judgment against the Company in the amount of $840,695 have agreed to file a satisfaction of judgment with the appropriate court in connection therewith.

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

Howard Katz

Howard Katz, a former member of our board of directors, was is in discussions with us over the terms of a settlement of a debt that he claims we owe him. We entered into a settlement agreement with Mr. Katz in April 2006, pursuant to which we issued 176,000 shares of common stock in consideration for our company and Mr. Katz signing mutual releases. In connection therewith, Mr. Katz also resigned as a member of our board of directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our shares of common stock are presently quoted on the pink sheets under the symbol AUGB. Listed below are the high and low sale prices for the shares of our common stock during the years ended December 31, 2005 and 2004. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

                                        Common Stock
                                        ------------

                                    High             Low
                                    ----             ---

     Fiscal 2004
     -----------
     First Quarter                 $2.75            $1.50
     Second Quarter                $2.50            $1.50
     Third Quarter                 $4.50            $1.70
     Fourth Quarter                $2.00            $0.90

     Fiscal 2005
     -----------
     First Quarter                 $1.65            $0.65
     Second Quarter                $1.20            $0.72
     Third Quarter                 $2.25            $0.70
     Fourth Quarter                $2.50            $1.50

     Fiscal 2006
     -----------
     First Quarter                 $2.00            $0.86

On April 26, 2006, there were approximately 147 holders of record of our common stock then issued and outstanding.

As of April 26, 2006, the last sale price of the shares of our common stock as reported on the pink sheets was $1.05.

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


                                    Number of securities to be     Weighted-average exercise   Number of securities
                                      issued upon exercise of      price of outstanding        remaining available for
                                       outstanding options,        options, warrants and       future issuance under
                                        warrants and rights        rights                      equity compensation plans
    Equity compensation plans
    approved by security holders
               2001 Stock Option
               Plan                                        None                       - - -                     806,000
    Equity compensation plans not
    approved by security holders
                                                           None                       - - -                        None
               Total                                       None                       - - -                     806,000

Issuance of Restricted Securities

The Company entered into a Securities Purchase Agreement (the "September 2005 Agreement") with Iroquois Master Fund Ltd., Smithfield Fiduciary LLC and Lilac Ventures Master Fund (collectively, the "September 2005 Investors") on September 22, 2005 for the sale of (i) $525,000 in senior secured convertible notes (the "Notes") and (ii) 525,000 shares of common stock of the Company (the "September 2005 Shares"). On September 26, 2005, the Investors purchased the September 2005 Notes and September 2005 Shares. The Company received net proceeds in cash in the amount of $500,000 on September 26, 2005 less $25,000 paid for legal fees. The Company used the net proceeds to provide Kraft Rt. a short term loan as required under the Share Purchase Agreement entered between the Company, Kraft Rt. and the shareholders of Kraft Rt.

The September 2005 Notes are interest free, mature in March 2007 and are convertible into our common stock, at the Investors' option, at a conversion price equal to 50% of the closing price on the day prior to the submission of the conversion notice, however, the conversion price may not be lower than $0.40 (the "Floor Price"). Upon maturity of the September 2005 Notes, the Company, at the option of the Investors, may pay the principal of the September 2005 Notes in cash or shares. The Company may only pay in shares if proper notice has been sent to the Investors indicating that the Company intends to pay in shares, the number of authorized but unissued shares is sufficient for issuance, the shares are registered for resale and the Company is not in default under the transaction documents. If the September 2005 Notes are paid in shares upon maturity, then the number issuable is determined by dividing the principal then payable by the lower of (i) 50% of the closing price on the day prior to the submission of the conversion notice or (ii) 85% of the arithmetic average of the volume weighted average price for the 20 trading days immediately prior to the date of conversion. However, in no event shall the conversion price be less than the Floor Price. Based on the Floor Price, the September 2005 Notes are convertible into a maximum of 1,312,500 shares of our common stock.

We have granted the Investors a security interest in all of our assets as well as registration rights. We are required to file a registration statement registering the September 2005 and the shares of common stock issuable upon conversion of the September 2005 Notes on the earlier of (i) 30 days from acquiring Kraft Rt. or (ii) 90 days from closing, and we are required to have such registration statement declared effective within 135 days from closing. Further, Robert Rubin, CEO and a director of the Company, has personally guaranteed payment of the September 2005 Notes.

The Investors have contractually agreed to restrict their ability to convert the September 2005 Notes and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion does not exceed 4.99% of the Company's then issued and outstanding shares of common stock.

On March 16, 2006, the Company entered into a financing arrangement with several investors (the "March Investors") for the sale of (i) $1,250,000 in notes (the "March 2006 Notes"), (ii) 625,000 shares of common stock of the Company (the "March 2006 Shares") and (iii) common stock purchase warrants to purchase 625,000 shares of common stock at $1.20 price per share for a period of five years (the "March 2006 Warrants"). The March 2006 Notes are interest free and mature on the earlier of (i) March 16, 2009 or (ii) the Company closing on a financing in the aggregate amount of $12,000,000. We have granted the March Investors piggy back registration rights with respect to the March 2006 Shares and the shares of common stock underlying the March 2006 Warrants.

ITEM 6. SELECTED FINANCIAL DATA.

The Consolidated Statements of Operations set forth below with respect to fiscal year 2002 and the periods of August 1, 2002 through June 16, 2003 and June 17, 2003 through December 31, 2003 and the Consolidated Balance Sheet Data at July 31, 2001 and 2002, June 16, 2003 and December 31, 2003, 2004 and 2005 are
derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and Notes thereto of American United Global, Inc. included in this Annual Report on Form 10-K. The Consolidated Statements of Operations Data set forth below with respect to the Consolidated Balance Sheet Data at July 31, 2002 and 2001 are derived from the audited Consolidated Financial Statements of the Company which are not included in this Annual Report on Form 10-K. The data set forth in the following tables should be read in conjunction with, and are qualified in their entirety by, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.


                                                               June 17,        August 1,
                                                                 2003            2002
                                                                Through        Through
                                Year ended December 31,       December 31,     June 16,           Year ended July 31,
                                 2005            2004            2003            2003            2002             2001

Net sales                      $    --        $      --        $      --        $    --        $      --        $     --

Income (Loss) from continuing
 operations                       (602)          (2,296)          (4,036)          (698)          (1,217)          (6,400)

Net Income (Loss)                 (602)          (2,296)          (4,036)          (698)          (1,217)          (6,400)

Basic and Diluted Loss
 Per Share:

Loss from continuing
 operations                        0.06           (0.28)           (0.56)         (0.35)           (1.50)          (13.02)

Net Income (Loss)                  0.05           (0.28)       $   (0.56)       $ (0.35)       $   (1.50)       $  (13.02)



                Consolidated Balance Sheet Data (in $ thousands)

                                             Period           Ended                        Year ended July 31
                               December        December         December         June              2002            2001
                               31, 2005        31, 2004         31, 2003       16, 2003
Total assets                        684         $   128        $     584          1,424        $   3,000        $   1,724

Total liabilities                 3,585          (5,316)           4,242          2,700            3,587            2,909

Working capital (deficit)        (2,804)         (5,188)          (3,658)         (1.28)            (587)          (2,137)

Stockholders' (deficiency)
equity                          $(2,901)        $(5,188)       $  (3,656)       $(1,276)       $    (587)       $  (1,185)

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

Overview

During the past year we have focused our business strategy on acquisitions of operating businesses in various sectors. In connection with our business strategy, we have entered into agreements to purchase 85.5% of the outstanding securities of Kraft Rt., an equipment manufacturing company headquartered in Budapest, Hungary engaged in the design, development and manufacturing of vacuum based production and quality control equipment used in several hi-tech industries.

Results of Operations

The fiscal year ended December 31, 2005 compared to the year ended December 31, 2004

General and administrative expenses totaled $1,023,000 for the year ended December 31, 2005 as compared to $1,265,000 for the year ended December 31, 2004, a decrease of $242,000. The reason for the decrease was the result of a decrease in officers salaries and a decrease in professional fees.

Net interest expense for the year ended December 31, 2004 was $956,000 as compared to $626,000 during the year ended December 31, 2005. The decrease in net interest expense is primarily due to payoff of Bridge Notes during the period ended September 30, 2005.

In September, 2005, the Company sold 1,222,586 shares of Western Power resulting in a gain of 2,162,000.

The fiscal year ended December 31, 2004 compared to the period of June 17, 2003 to December 31, 2003

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

Net interest expense for the year ended December 31, 2004 was $956,000 compared to $1,247,000 for the six and one half month period ended December 31, 2003. The decrease is primarily due a charge of $1,083,000 in the 2003 period for the beneficial conversion feature and warrants associated with the Bridge Notes for which the comparable charge in 2004 was $417,000. This was somewhat offset by a higher interest rate on the Bridge Notes in 2004 due to the Notes being in default. In addition, the current year reflected $87,000 of interest expense paid with common stock to the Rubin Family Irrevocable Stock Trust on a loan of $218,000 (see Note 6).

Liquidity and Capital Resources

The Company's primary needs for liquidity and capital resources are the funding of salaries and other administrative expenses related to the management of the Company.

During the year ended December 31, 2005, cash and cash equivalents increased to $91,000. This increase was attributable to the sale of investments, proceeds from trust under beneficial conversion feature, and proceeds from issuance of secured convertible notes.

The Company's cash, cash equivalents and marketable securities of $95,000 as of December 31, 2005 are not sufficient to support current levels of operations for the next twelve months and it will be necessary for the Company to seek additional financing.

In addition, the Company is in default on uncollateralized notes payable in the amount of $1,500,000, plus accrued interest of approximately $1,361,000. Although the holder of such indebtedness has not sought to collect the debt, were the Company required to pay such indebtedness it would be necessary to secure additional financing.

The Company remains contingently liable for certain capital lease obligations assumed by eGlobe, Inc. as part of the Connectsoft Communications Corp. asset sale which was consummated in June 1999 (see Note 5).

In connection with the proposed acquisition of the shares of Kraft Rt., the Company has entered into the following transactions:

      o on September 23, 2005, the Company sold 1,222,586 shares of Western Power to various accredited investors in consideration of gross proceeds in the amount of $2,286,235. The Company utilized $2,054,000 of the net proceeds generated from the sale of the shares of Western Power to payoff the note holders that purchased 10% convertible notes in June 2003 (the "June 2003 Notes"). In connection with the payment of the June 2003 Notes, the Company and the note holders each signed a mutual release. Further, the note holders that obtained a judgment against the Company in the amount of $840,695 filed a satisfaction of judgment with the appropriate court in connection therewith.

      o the Company entered into a Securities Purchase Agreement (the "September 2005 Agreement") with Iroquois Master Fund Ltd., Smithfield Fiduciary LLC and Lilac Ventures Master Fund (collectively, the "September 2005 Investors") on September 22, 2005 for the sale of (i) $525,000 in senior secured convertible notes (the "Notes") and (ii) 525,000 shares of common stock of the Company (the "September 2005 Shares"). On September 26, 2005, the Investors purchased the September 2005 Notes and September 2005 Shares. The Company received net proceeds in cash in the amount of $500,000 on September 26, 2005 less $25,000 paid for legal fees. The Company used the net proceeds to provide Kraft Rt. a short term loan as required under the Share Purchase Agreement entered between the Company, Kraft Rt. and the shareholders of Kraft Rt.

            The September 2005 Notes are interest free, mature in March 2007 and are convertible into our common stock, at the Investors' option, at a conversion price equal to 50% of the closing price on the day prior to the submission of the conversion notice, however, the conversion price may not be lower than $0.40 (the "Floor Price"). Upon maturity of the September 2005 Notes, the Company, at the option of the Investors, may pay the principal of the September 2005 Notes in cash or shares. The Company may only pay in shares if proper notice has been sent to the Investors indicating that the Company intends to pay in shares, the number of authorized but unissued shares is sufficient for issuance, the shares are registered for resale and the Company is not in default under the transaction documents. If the September 2005 Notes are paid in shares upon maturity, then the number issuable is determined by dividing the principal then payable by the lower of (i) 50% of the closing price on the day prior to the submission of the conversion notice or (ii) 85% of the arithmetic average of the VWAP for the 20 trading days immediately prior to the date of conversion. However, in no event shall the conversion price be less than the Floor Price. Based on the Floor Price, the September 2005 Notes are convertible into a maximum of 1,312,500 shares of our common stock.

            We have granted the Investors a security interest in all of our assets as well as registration rights. We are required to file a registration statement registering the September 2005 Shares and the shares of common stock issuable upon conversion of the September 2005 Notes on the earlier of (i) 30 days from acquiring Kraft Rt. or
            (ii) 90 days from closing, and we are required to have such registration statement declared effective within 135 days from closing. Further, Robert Rubin, CEO and a director of the Company, has personally guaranteed payment of the September 2005 Notes.

            The Investors have contractually agreed to restrict their ability to convert the September 2005 Notes and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion does not exceed 4.99% of the Company's then issued and outstanding shares of common stock.

      o The net proceeds in the amount of $500,000 generated from the sale of the September 2005 Notes to the Investors were loaned to Kraft Rt. by the Company in accordance with the Share Purchase Agreement entered by and between the Company, Kraft Rt. and the shareholders of Kraft Rt. on August 9, 2005 pursuant to which the provision of a short term loan by the Company to Kraft Rt. is a closing condition. The loan to Kraft Rt. is evidenced by a promissory note that is due on December 28, 2005 and has interest in the amount of 10% per annum. The loan is secured by shares of Kraft Rt. pledged by Zoltan Kiss, a director of Kraft Rt. The shares of Kraft Rt. pledged by Mr. Kiss represent 5% of the total outstanding of Kraft Rt.

      o On March 16, 2006, the Company entered into a financing arrangement with several investors (the "March Investors") for the sale of (i) $1,250,000 in notes (the "March 2006 Notes"), (ii) 625,000 shares of common stock of the Company (the "March 2006 Shares") and (iii) common stock purchase warrants to purchase 625,000 shares of common stock at $1.20 price per share for a period of five years (the "March 2006 Warrants"). The March 2006 Notes are interest free and mature on the earlier of (i) March 16, 2009 or (ii) the Company closing on a financing in the aggregate amount of $12,000,000. We have granted the March Investors piggy back registration rights with respect to the March 2006 Shares and the shares of common stock underlying the March 2006 Warrants.

      o The Company loaned $1,000,000 to Kraft Rt. on March 16, 2006. The proceeds loaned to Kraft Rt. were generated from the sale of the March 2006 Notes to the March Investors. The loan to Kraft Rt. is evidenced by a promissory note that is due by Mach 16, 2007 that incurs interest in the amount of 10% per annum. The loan is secured by shares of Kraft Rt. pledged by Zoltan Kiss, a director of Kraft Rt. The shares of Kraft Rt. pledged by Mr. Kiss represent 20% of the total outstanding of Kraft Rt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name                        Age           Positions presently held

Robert M. Rubin             65            Chairman of the Board of Directors
                                          and Chief Executive Officer

David M. Barnes             63            Chief Financial Officer and Director

Michael Metter              54            Director

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

David M. Barnes. Mr. Barnes has served as our Chief Financial Officer since May 15, 1996, and was a director from November 8, 1996 through June 17, 2003. Mr. Barnes resigned as a member of our board of directors effective on June 17, 2003 but was reappointed to our board of directors upon the effectiveness of the rescission agreement with NY Medical. Mr. Barnes is also a member of the board of directors of each of SearchHelp, Inc. (OTC: SHLP). Mr. Barnes has served as a director and a member of the audit committee of Thinkpath, Inc. (OTCBB: THPHF) since September 2005. Mr. Barnes has served as a director a member of the audit committee and compensation committee of Mdwerks, Inc. (OTCBB: MDWK) since September 2005. Since August 2005, Mr. Barnes has served as the CFO if Cyber Defense Systems, Inc. (OTCBB: CYDF). Since April 2006, Mr. Barnes has served as the CFO of Neah Power Systems, Inc., (OTCBB: NPWS)

Michael Metter. Mr. Metter has served as a Director since December 14, 2001. Mr. Metter resigned as a member of our board of directors effective on June 17, 2003, but was reappointed to our board of directors upon the effectiveness of the rescission agreement with NY Medical on May 27, 2004. Since March 2001, Mr. Metter has been the President of RME International, Ltd.(RME) Mr. Metter also currently consults to a broad range of businesses, including IT communications and media businesses, on mergers, acquisitions, restructuring, financing and other matters. From October 1998 to February 2001, Mr. Metter was a principal of Security Capital Trading, Inc, and was a principal at Madison Capital from September 1997 to October 1998. Prior thereto, Mr. Metter was the President of First Cambridge Securities from October 1994 to August 1997. Since 2001, Mr. Metter has served as the President, CEO and director of Spongetech Delivery Systems, Inc.

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

Based solely upon our review of the copies of reporting forms furnished to us, and written representations that no other reports were required, we do not believe that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to our directors, officers and any persons holding 10% or more of our common stock with respect to our fiscal year ended December 31, 2005, were satisfied on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation for services rendered to our company during fiscal years 2003, 2004 and 2005 by (i) our Chief Executive Officer, and (ii) each of our other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 and whose compensation is required to be disclosed under SEC rules.


                                      Annual Compensation ($)         Long Term Compensation
                                                                              Awards         Payouts
      Name and                                           Other Annual Securities Underlying  LTIP      All Other
      Principal Position      Year    Salary   Bonus     Compensation Options/ SARs(#)       Payouts   Compensation
      ------------------      ----    ------   -----     ------------ ----------------       -------   ------------
      Robert M. Rubin (1)     2005  $275,000   - - -     - - -                                 - - -      - - -
                              2004  $265,000   - - -     - - -                                 - - -      - - -
                              2003  $274,000   - - -     - - -                                 - - -      - - -

      David M. Barnes         2005  $ 15,000   - - -     - - -                                 - - -      - - -
                              2004  $ 45,000   - - -     - - -                                 - - -      - - -
                              2003  $120,000   - - -     - - -                                 - - -      - - -

(1) Effective in July 1999, Mr. Rubin was entitled to an annual salary of $225,000 plus a minimum increase each year equal to the percentage rise in the New York City wage index (approximately 4% per year).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of the most recent practicable date, our authorized capitalization consisted of forty million shares of common stock, par value $0.01 per share. As of April 12, 2006, there were 10,313,056 shares of our common stock issued and outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders. The following table sets forth, as of such date, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.


        Name and Address                                   Amount Owned (1)    Percent of Class (2)

        Rubin Family Irrevocable Stock Trust (3)            5,357,452                    51.94%
        Robert M. Rubin                                             0                         *
        David M. Barnes                                       709,000                     6.87%
        Michael Metter                                         20,000                         *
        All officers and directors as a group (3 persons)   6,096,452                    58.81%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to our company for the periods indicated by our principal accountants, are as follows:

                                 Year Ended           Year Ended             June 17, 2003             August 1, 2002
                                 December 31,         December 31,           to December 31,           to June 16,
                                 2005                 2004                   2003                      2003
                                 -------------        -------------          ----------------          ----------------
Audit Fees

Seligson & Giannatassio          $12,000              $20,000                $10,000                    $10,000

Eisner, LLP                                           $20,000                $10,000                    $10,000

Audit Related Fees

Seligson & Giannatassio          $15,000              $13,000

Eisner, LLP                                                                  $10,000                    $10,000

Bagell & Joseph                                                                                         $ 1,000

Tax Fees:                        --                   --                     --                             --

All other fees:

Bagell & Joseph                                                                                         $ 7,500

Eisner LLP                                                                   $25,000                    $35,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND
BOARD OF DIRECTORS
AMERICAN UNITED GLOBAL, INC AND SUBSIDIARIES

WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS OF AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES AS OF DECEMBER 31, 2005 AND 2004 AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS), CHANGE IN STOCKHOLDERS' DEFICIT AND CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIODS JUNE 17 2003 TO DECEMBER 31, 2003 AND AUGUST 1, 2002 TO JUNE 16, 2003. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDITS.

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

IN OUR OPINION, THE FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE CONSOLIDATED FINANCIAL POSITION OF AMERICAN UNITED GLOBAL, INC. AND SUBSIDIARIES AS OF DECEMBER 31, 2005 AND 2004, AND THE CONSOLIDATED RESULTS OF THEIR OPERATIONS AND THEIR CONSOLIDATED CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND THE PERIODS JUNE 17 2003 TO DECEMBER 31, 2003 AND AUGUST 1, 2002 TO JUNE 16, 2003 IN CONFORMITY WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA.

THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THE COMPANY WILL CONTINUE AS A GOING CONCERN. THE REALIZATION OF A MAJOR PORTION OF ITS ASSETS IS DEPENDENT UPON ITS ABILITY TO MEET ITS FUTURE FINANCING REQUIREMENTS, AND THE SUCCESS OF FUTURE OPERATIONS. THESE FACTORS RAISE SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. MANAGEMENT'S PLANS CONCERNING THESE MATTERS ARE ALSO DESCRIBED IN NOTE 1. THE CONSOLIDATED FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THIS UNCERTAINTY.

SELIGSON AND GIANNATTASIO, LLP
WHITE PLAINS, NY
April 21, 2006

                          AMERICAN UNITED GLOBAL, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                                          DECEMBER 31,
                                                                              ------------------------------------
                                                                                  2005                    2004
                                                                              ------------            ------------
                                        ASSETS
CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS                                                    $     91,000            $      8,000
 INVESTMENT IN MARKETABLE SECURITIES                                                 4,000                      --
 INVESTMENT IN - SPONGE TECH                                                        50,000                  50,000
 NOTES RECEIVABLE                                                                       --                  65,000
 NOTE RECEIVABLE - KRAFT RT., IN DEFAULT                                           500,000                      --
 OTHER ASSETS                                                                       39,000                   5,000
                                                                              ------------            ------------

TOTAL CURRENT ASSETS                                                               684,000                 128,000
                                                                              ------------            ------------

TOTAL ASSETS                                                                  $    684,000            $    128,000
                                                                              ============            ============

                         LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
 SHORT TERM BORROWING IN DEFAULT,
  INCLUDING ACCRUED INTEREST OF $1,361,000 AND $1,210,000,
  RESPECTIVELY                                                                $  2,861,000            $  2,710,000
 ACCRUED INTEREST                                                                   29,000                 389,000
 ACCRUED LIABILITIES - RELATED PARTIES                                              60,000                  75,000
 ACCRUED LIABILITIES                                                               317,000                 602,000
 DISTRIBUTION PAYABLE TO SERIES B-3
  PREFERRED SHAREHOLDERS                                                            40,000                  40,000
BRIDGE NOTES PAYABLE                                                                    --               1,500,000
 NOTES PAYABLE - RUBIN FAMILY TRUST
  NET OF DISCOUNT OF $258,000 AND $218,000, RESPECTIVELY                           181,000                      --
                                                                              ------------            ------------
     TOTAL CURRENT LIABILITIES                                                   3,488,000               5,316,000

OTHER LIABILITIES:
 SECURED CONVERTIBLE NOTES PAYABLE, NET OF DISCOUNT OF $428,000                     97,000                      --
                                                                              ------------            ------------
     TOTAL LIABILITIES                                                           3,585,000               5,316,000
                                                                              ------------            ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
 PREFERRED STOCK, 12.5% CUMULATIVE, $1.00 PER
 SHARE LIQUIDATION VALUE .01 PAR VALUE;
  1,200,000 SHARES AUTHORIZED, NONE ISSUED AND
   OUTSTANDING                                                                          --                      --
SERIES B-1 PREFERRED STOCK, EACH 25 SHARES
 CONVERTIBLE INTO 1 COMMON SHARE, $3.50 PER SHARE
 LIQUIDATION VALUE $.01 PAR VALUE; 1,000,000 SHARES
 AUTHORIZED; 255,094 ISSUED AND OUTSTANDING                                          3,000                   3,000
SERIES B-3 PREFERRED STOCK, EACH SHARE
 CONVERTIBLE INTO 20 COMMON SHARES,
 $20 PER SHARE LIQUIDATION VALUE, 232,500 SHARES AUTHORIZED
 $.01 PAR VALUE; 48,426 AND 48,505 ISSUED
 AND OUTSTANDING, RESPECTIVELY                                                       1,000                   1,000
COMMON STOCK $.01 PAR VALUE; 40,000,000
 SHARES AUTHORIZED, 10,940,999 AND 8,487,399 SHARES
 ISSUED RESPECTIVELY; 10,501,999 AND 8,487,399
 SHARES OUTSTANDING, RESPECTIVELY                                                  105,000                  85,000
ADDITIONAL PAID IN CAPITAL                                                      55,446,000              53,760,000
ACCUMULATED DEFICIT                                                            (58,355,000)            (58,957,000)
ACCUMULATED COMPREHENSIVE LOSS ON AVAILABLE FOR SALE SECURITIES                    (21,000)                     --
LESS TREASURY SHARES, AT COST                                                      (80,000)                (80,000)
                                                                              ------------            ------------
                  TOTAL SHAREHOLDERS' DEFICIT                                   (2,901,000)             (5,188,000)
                                                                              ------------            ------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                 $    684,000            $    128,000
                                                                              ============            ============


SEE ACCOUNTANTS' REPORT AND ACCOMPANYING NOTES.

                          AMERICAN UNITED GLOBAL, INC.
      CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                                                      YEAR ENDED DECEMBER 31,         JUNE 17, 2003 TO    AUGUST 1, 2002 TO
                                                    2005                2004          DECEMBER 31, 2003    JUNE 16, 2003
                                                ------------        ------------        ------------        ------------
GENERAL AND ADMINISTRATIVE EXPENSES             $  1,023,000        $  1,265,000        $  1,281,000        $    591,000
                                                ------------        ------------        ------------        ------------
OPERATING LOSS                                    (1,023,000)         (1,265,000)         (1,281,000)           (591,000)

INTEREST EXPENSES                                   (626,000)           (956,000)         (1,247,000)           (107,000)
GAIN (LOSS) ON SALE OF
 INVESTMENTS                                       2,150,000             (75,000)                 --                  --
RESERVE FOR NOTES DUE FROM
  NEW YORK MEDICAL, INC                                   --                  --          (1,508,000)                 --
GAIN ON DEBT SETTLEMENT                              101,000                  --                  --                  --
                                                ------------        ------------        ------------        ------------
INCOME (LOSS) FROM OPERATIONS                        602,000          (2,296,000)         (4,036,000)           (698,000)
                                                ------------        ------------        ------------        ------------
NET INCOME (LOSS)                                    602,000          (2,296,000)         (4,036,000)           (698,000)

OTHER COMPREHENSIVE INCOME (LOSS):
 UNREALIZED HOLDINGS LOSS ON AVAILABLE
   FOR SALE SECURITIES                               (21,000)                 --                  --                  --
 RECLASSIFICATION ADJUSTMENT - LOSS
   ON SALE OF SECURITIES                                  --              75,000                  --                  --
                                                ------------        ------------        ------------        ------------
TOTAL COMPREHENSIVE INCOME/(LOSS)               $    581,000        $ (2,221,000)       $ (4,036,000)       $   (698,000)
                                                ============        ============        ============        ============
WEIGHTED SHARES OUTSTANDING:
BASIC                                             10,514,735           8,090,745           7,181,419           1,997,624
DILUTED                                           11,907,436           8,090,745           7,181,419           1,997,624

EARNINGS (LOSS) PER SHARE
BASIC                                           $        .06        $       (.28)       $       (.56)       $       (.35)
DILUTED                                         $        .05        $       (.28)       $       (.56)       $       (.35)


SEE ACCOUNTANTS' REPORT AND ACCOMPANYING NOTES.

                          AMERICAN UNITED GLOBAL, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
          FOR THE YEAR ENDED DECEMBER 31, 2005 AND 2004 AND THE PERIODS
     JUNE 17, 2003 TO DECEMBER 31,2003 AND AUGUST 1, 2002 TO JUNE 16, 2003

                                                                     PAGE 1 OF 2


                                                                 PREFERRED STOCK                             COMMON STOCK
                                               NUMBER OF SHARES                   AMOUNT               NUMBER OF      AMOUNT
                                              B-1          B2 & B3          B-1         B2 & B3

BALANCE AT AUGUST 1, 2002                    407,094             --     $    4,000     $       --      1,997,624    $   20,000
ACCUMULATED HOLDING LOSS                          --             --             --             --             --            --
PURCHASE OF TREASURY STOCK                        --             --             --             --             --            --
STOCK COMPENSATION                                --             --             --             --             --            --
NET LOSS                                          --             --             --             --             --            --
                                          ----------     ----------     ----------     ----------     ----------    ----------

BALANCE AT JUNE 16, 2003                     407,094             --          4,000             --      1,997,624        20,000
ISSUANCE OF B-3 PREFERRED STOCK                   --        232,437             --          2,000             --            --
ISSUANCE OF SHARES IN PAYMENT
  OF LEGAL FEES                                   --             --             --             --        535,075         5,000
UNREALIZED HOLDING LOSS                           --             --             --             --             --            --
BENEFICIAL CONVERSION FEATURE
  ON BRIDGE NOTES                                 --             --             --             --             --            --
STARTUP COSTS OF LIFETIME                         --             --             --             --             --            --
DISTRIBUTION OF MARKETABLE SECURITY
  TO B-3 SHAREHOLDERS                             --             --             --             --             --            --
NET LOSS                                          --             --             --             --             --            --
                                          ----------     ----------     ----------     ----------     ----------    ----------

BALANCE AT DECEMBER 31, 2003                 407,094        232,437          4,000          2,000      2,532,699        25,000
NET LOSS                                          --             --             --             --             --            --
ISSUANCE OF COMMON STOCK
 TO OFFICERS                                      --             --             --             --      1,270,000        13,000
CONVERSION OF B-3
 PREFERRED STOCK                                  --       (183,931)            --         (1,000)     3,678,620        37,000
CONVERSION OF B-3
 PREFERRED STOCK                            (152,000)            --         (1,000)            --          6,080            --
SHARES ISSUED FOR
 SERVICES RENDERED                                --             --             --             --      1,000,000        10,000
                                          ----------     ----------     ----------     ----------     ----------    ----------

BALANCE AT DECEMBER 31, 2004                 255,094         48,506     $    3,000     $    1,000      8,487,399    $   85,000
NET LOSS                                          --             --             --             --             --            --
ISSUANCE OF COMMON
 STOCK TO OFFICERS                                --             --             --             --        798,000         8,000
SALE OF COMMON STOCK                              --             --             --             --        190,000         2,000
CONVERSION OF B-3
  PREFERRED STOCK                                 --            (80)            --             --          1,600            --
SHARES ISSUED IN CONNECTION
 WITH NOTES                                       --             --             --             --        525,000         5,000
SHARES ISSUED FOR
 VARIOUS LIABILITIES                              --             --             --             --        500,000         5,000
                                          ----------     ----------     ----------     ----------     ----------    ----------

BALANCE AT DECEMBER 31, 2005                 255,094         48,426     $    3,000     $    1,000     10,501,999    $  105,000
                                          ==========     ==========     ==========     ==========     ==========    ==========


SEE ACCOUNTANTS' REPORT AND ACCOMPANYING NOTES.

                          AMERICAN UNITED GLOBAL, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
         FOR THE YEAR ENDED DECEMBER 31, 2005 AND 2004 AND THE PERIODS
     JUNE 17, 2003 TO DECEMBER 31,2003 AND AUGUST 1, 2002 TO JUNE 16, 2003

                                                                     PAGE 2 OF 2



                                              ADDITIONAL     OTHER                               COSTS OF        SHAREHOLDERS
                                              CONTRIBUTED    COMPREHENSIVE     ACCUMULATED       TREASURY          (DEFICIT)
                                                CAPITAL      INCOME (LOSS)      (DEFICIT)          STOCK            EQUITY

BALANCE AT AUGUST 1, 2002                    $ 51,375,000     $    (59,000)    $(51,927,000)    $         --     $   (587,000)
ACCUMULATED HOLDING LOSS                               --          (11,000)              --               --          (11,000)
PURCHASE OF TREASURY SHARES                            --               --               --          (80,000)         (80,000)
STOCK COMPENSATION                                100,000               --               --               --          100,000
NET LOSS                                               --               --         (698,000)              --         (698,000)
                                             ------------     ------------     ------------     ------------     ------------
BALANCE AT JUNE 16, 2003                       51,475,000          (70,000)     (52,625,000)         (80,000)      (1,276,000)
ISSUANCE OF B-3 PREFERRED STOCK                    (2,000)              --               --               --               --
ISSUANCE OF SHARES IN PAYMENT
  OF LEGAL FEES                                   170,000               --               --               --          175,000
UNREALIZED HOLDING LOSS                                --           (4,000)              --               --           (4,000)
BENEFICIAL CONVERSION FEATURE OF
  BRIDGE NOTES                                  1,500,000               --               --               --        1,500,000
STARTUP COSTS OF LIFETIME                          83,000               --               --               --           83,000
DISTRIBUTION OF MARKETABLE SECURITY
 TO B-3 SHAREHOLDERS                             (100,000)              --               --               --         (100,000)
NET LOSS                                               --               --       (4,036,000)              --       (4,036,000)
                                             ------------     ------------     ------------     ------------     ------------
BALANCE AT DECEMBER 31, 2003                   53,126,000          (74,000)     (56,661,000)         (80,000)      (3,658,000)
NET LOSS                                               --               --       (2,296,000)              --       (2,296,000)
ISSUANCE OF COMMON STOCK
  TO OFFICERS & DIRECTOR                          463,000               --               --               --          476,000
CONVERSION OF B-3
 PREFERRED STOCK                                  (37,000)              --               --               --           (1,000)
RUBIN FAMILY TRUST NOTE
  - BENEFICIAL CONVERSION FEATURE                 218,000               --               --               --          218,000
CONVERSION OF B-1
 PREFERRED STOCK                                       --               --               --               --           (1,000)
SHARES ISSUED FOR SERVICES
 RENDERED                                         (10,000)              --               --               --               --
SALE OF MARKETABLE SECURITIES                          --           74,000               --               --               --
                                             ------------     ------------     ------------     ------------     ------------
BALANCE AT DECEMBER 31, 2004                   53,760,000               --      (58,957,000)         (80,000)      (5,188,000)

NET INCOME                                             --               --          602,000               --          602,000
ISSUANCE OF COMMON STOCK
  TO OFFICERS & DIRECTORS                         591,000               --               --               --          599,000
SALE OF COMMON STOCK                               93,000               --               --               --           95,000
CONVERSION OF B-3 PREFERRED STOCK
BENEFICIAL CONVERSION FEATURE                     334,000               --               --               --          334,000
CONVERSION OF B-1 PREFERRED STOCK
SHARES ISSUED IN CONNECTION WITH
 NOTES                                            407,000               --               --               --          412,000
UNREALIZED HOLDING LOSS                                --          (21,000)              --               --          (21,000)
SHARES ISSUED FOR VARIOUS
 LIABILITIES                                      261,000               --               --               --          266,000
                                             ------------     ------------     ------------     ------------     ------------
BALANCE AT DECEMBER 31, 2005                 $ 55,446,000     $    (21,000)    $(58,355,000)    $    (80,000)    $ (2,901,000)
                                             ============     ============     ============     ============     ============


SEE ACCOUNTANTS' REPORT AND ACCOMPANYING NOTES.

                          AMERICAN UNITED GLOBAL, INC.
                             STATEMENT OF CASH FLOWS


                                                            YEAR ENDED DECEMBER 31,        JUNE 17, 2003 TO   AUGUST 1, 2002 TO
CASH FLOWS FROM OPERATING ACTIVITIES                        2005                2004      DECEMBER 31, 2003     JUNE 16, 2003
------------------------------------                     -----------        -----------   -----------------     -------------
  NET INCOME (LOSS)                                      $   602,000         (2,296,000)       $(4,036,000)       $  (698,000)
  ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH USED BY OPERATING ACTIVITIES:
  INTEREST PAID IN COMMON STOCK                                   --             87,000                 --                 --
 (INCOME) LOSS ON SALES OF MARKETABLE
    SECURITIES                                            (2,150,000)            75,000                 --                 --
  AMORTIZATION OF DISCOUNTS                                  278,000            417,000          1,083,000                 --
  STOCK AWARD COMPENSATION                                   599,000            476,000            435,000            100,000
   RESERVE FOR NYMI NOTE RECEIVABLE                               --                 --          1,508,000                 --
   LITIGATION SETTLEMENT                                          --                 --                 --          2,875,000
  CHANGE IN ASSETS AND LIABILITIES:
  PREPAID EXPENSES & OTHER RECEIVABLES                        (6,000)            20,000             22,000            (87,000)
   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                 (243,000)           610,000            118,000           (816,000)
                                                         -----------        -----------        -----------        -----------

    NET CASH (USED)PROVIDED BY OPERATING ACTIVITIES         (920,000)          (611,000)          (870,000)         1,374,000
                                                         -----------        -----------        -----------        -----------

Cash Flows From Investing Activities

  PROCEEDS FROM SALES OF MARKETABLE
   SECURITIES                                              2,162,000              2,000                 --                 --
  REPAYMENT OF NOTE FROM INFORMEDIX                               --             20,000            (20,000)          (100,000)
   LOANS ADVANCED                                                 --                 --           (708,000)          (875,000)
   PURCHASE OF TREASURY STOCK                                     --                 --                 --            (80,000)
  INCREASE IN NOTE RECEIVABLE TO KRAFT RT                   (500,000)                --                 --                 --
                                                         -----------        -----------        -----------        -----------

   NET CASH PROVIDED(USED)FROM INVESTING
    ACTIVITIES                                             1,662,000             22,000           (728,000)        (1,055,000)
                                                         -----------        -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   SALE OF COMMON STOCK                                       95,000                 --
   PROCEEDS FROM THE SALE OF BRIDGE NOTES                         --                 --          1,500,000                 --
   NET BORROWINGS UNDER TERM LOANS                                --                 --            (40,000)            47,000
   REPAYMENT OF NOTES PAYABLE                                     --                 --                 --           (250,000)
   PROCEEDS FROM NOTES PAYABLE                               221,000            218,000            164,000            131,000
   SETTLEMENT OF BRIDGE NOTES                             (1,500,000)                --                 --                 --
   PROCEEDS FROM ISSUANCE OF CONVERTIBLE NOTES               525,000                 --                 --                 --
                                                         -----------        -----------        -----------        -----------

  NET CASH (USED)PROVIDED BY FINANCING
   ACTIVITIES                                               (659,000)           218,000          1,624,000            (72,000)
                                                         -----------        -----------        -----------        -----------


NET CHANGE IN CASH                                            83,000           (371,000)            26,000            247,000

CASH AND CASH EQUIVALENTS, BEGINNING                           8,000            379,000            353,000            106,000
                                                         -----------        -----------        -----------        -----------

CASH AND CASH EQUIVALENTS, ENDING                        $    91,000        $     8,000        $   379,000        $   353,000
                                                         ===========        ===========        ===========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

INTEREST PAID                                            $   554,000        $        --        $        --        $        --
                                                         ===========        ===========        ===========        ===========
INCOME TAXES PAID                                        $        --        $        --        $        --        $        --
                                                         ===========        ===========        ===========        ===========

NONCASH FINANCING AND INVESTING ACTIVITIES:

SHARES ISSUED AS PAYMENT OF ACCRUED EXPENSES             $   266,000        $        --        $        --        $        --
                                                         ===========        ===========        ===========        ===========


SEE ACCOUNTANTS' REPORT AND ACCOMPANYING NOTES.

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

ON JUNE 16, 2003, AUGI, LIFETIME ACQUISITION CORP., A NEWLY FORMED WHOLLY OWNED SUBSIDIARY OF AUGI ("MERGER SUB") AND LIFETIME HEALTHCARE SERVICES, INC. ("LIFETIME") ENTERED INTO AN AMENDED AND RESTATED AGREEMENT AND PLAN OF MERGER (THE "MERGER AGREEMENT"). AUGI CONSUMMATED THE ACQUISITION OF LIFETIME WHICH WAS A HOLDING COMPANY WHOSE ONLY ASSETS CONSISTED OF A NOTE RECEIVABLE FORM NEW YORK MEDICAL, INC. ("NYMI") AND ITS OWNERSHIP OF 55% OF THE CAPITAL STOCK OF NYMI ACQUIRED BY LIFETIME IMMEDIATELY PRIOR TO THE CONSUMMATION OF THE MERGER.

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

PRINCIPLES OF CONSOLIDATION

THE CONSOLIDATED FINANCIAL INFORMATION INCLUDED IN THIS REPORT HAS BEEN PREPARED IN CONFORMITY WITH THE ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA AND HAS BEEN PREPARED ON THE BASIS THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN, WHICH CONTEMPLATES THE REALIZATION OF ASSETS AND THE SATISFACTION OF LIABILITIES AND COMMITMENTS IN THE NORMAL COURSE OF BUSINESS. THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDE THE ACCOUNTS OF THE COMPANY AND ITS SUBSIDIARIES (SUPERIOR VENTURES, CORP, EXODUS TECHNOLOGIES, INC., CONNECTSOFT COMMUNICATIONS, CORP. AND LIFETIME ACQUISITION CORP.). ALL SIGNIFICANT INTERCOMPANY BALANCES AND TRANSACTIONS HAVE BEEN ELIMINATED IN CONSOLIDATION.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION OF CONSOLIDATED
FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOING CONCERN

AT DECEMBER 31, 2005, THE COMPANY HAD A WORKING CAPITAL DEFICIENCY OF $2,804,000, AN ACCUMULATED DEFICIT OF $58,355,000. IN ADDITION, THE COMPANY'S CASH OF $91,000 AT DECEMBER 31, 2005 IS NOT SUFFICIENT TO FUND OPERATIONS FOR THE NEXT TWELVE MONTHS. SUCH ACCUMULATED LOSSES AND WORKING CAPITAL DEFICIENCY RAISE SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. THE COMPANY'S FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS RELATING TO THE RECOVERABILITY AND RECLASSIFICATION OF RECORDED ASSETS AMOUNTS OR TO AMOUNTS AND CLASSIFICATION OF LIABILITIES THAT MAY BE NECESSARY SHOULD THE COMPANY BE UNABLE TO CONTINUE AS A GOING CONCERN.

THE COMPANY'S INTENTION WAS TO SEEK AN ACQUISITION CANDIDATE WITH A VIABLE BUSINESS THAT COULD BE FINANCED AND EXPANDED BOTH BY INTERNAL GROWTH AND BY THE ACQUISITION AND CONSOLIDATION OF SIMILAR OPERATIONS. AS DISCLOSED IN NOTE 10, THE COMPANY AND SEVERAL SHAREHOLDERS OF KRAFT, RT., AN OPERATING ENTITY IN BUDAPEST, HUNGARY, HAVE SIGNED A SHARE EXCHANGE AGREEMENT AND IT IS ANTICIPATED THAT THE TRANSACTION WILL CLOSE, SUBJECT TO CERTAIN CONDITIONS, BY APRIL 30, 2006 OR WITHIN 45 DAYS FROM THE COMPLETION AND DELIVERY TO THE COMPANY OF THE KRAFT RT. AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2005 BY KRAFT RT. ALTHOUGH MANAGEMENT IS CONFIDENT OF SUCH CLOSING, THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE SUCCESSFUL IN MEETING SUCH CONDITIONS TO CLOSING OR THAT SHOULD THIS TRANSACTION NOT CLOSE THAT THE COMPANY WILL BE ABLE TO LOCATE OTHER ACQUISITION CANDIDATES OR THAT IF SUCH OPERATIONS ARE FOUND THAT A MERGER OR ACQUISITION AGREEMENT CAN BE FINALIZED. IN ADDITION, AS DISCUSSED IN
NOTE 13, THE COMPANY RAISED ADDITIONAL FINANCING IN MARCH 2006.

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

CASH AND CASH EQUIVALENTS

THE COMPANY CONSIDERS ALL HIGHLY LIQUID INVESTMENTS PURCHASED WITH AN ORIGINAL MATURITY OF THREE MONTHS OR LESS TO BE CASH EQUIVALENTS.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION OF CONSOLIDATED
FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE SECURITIES

THE COMPANY ACCOUNTS FOR MARKETABLE SECURITIES IN ACCORDANCE WITH STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT, AND EQUITY SECURITIES". UNDER THIS STANDARD, CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES ARE REPORTED AT FAIR VALUE. THE COMPANY'S MARKETABLE SECURITIES, WHICH CONSIST OF COMMON SHARES OF A PUBLIC COMPANY, ARE REPORTED AS SECURITIES AVAILABLE FOR SALE. THE UNREALIZED LOSS ON THESE SECURITIES IS REFLECTED AS A SEPARATE COMPONENT OF SHAREHOLDERS' DEFICIT AND ANY CHANGES IN THEIR VALUE ARE INCLUDED IN COMPREHENSIVE LOSS. AUGI REVIEWS ESTIMATES OF THE VALUE OF ITS INVESTMENTS EACH REPORTING PERIOD AND RECORDS AN IMPAIRMENT LOSS TO THE EXTENT THAT MANAGEMENT BELIEVES THAT THERE HAS BEEN IMPAIRMENT TO THE CARRYING VALUE. THE VALUE OF THESE SECURITIES ARE AS FOLLOWS:

                                                          DECEMBER 31,
                                                   2005                 2004
                                                 ---------           ---------
COST                                             $  25,000           $      --
GROSS UNREALIZED GAIN                                   --                  --
GROSS UNREALIZED LOSS                               21,000                  --
                                                 ---------           ---------

MARKET VALUE                                     $   4,000           $      --
                                                 =========           =========

COST USED IN THE COMPUTATION OF REALIZED GAINS AND LOSSES IS DETERMINED USING THE FIRST-IN-FIRST-OUT COST METHOD. SALES OF MARKETABLE SECURITIES TOTALED $2,286,000 FOR THE YEAR ENDED DECEMBER 31, 2005, RESULTING IN A NET GAIN OF $2,162,000 IN 2005 RESULTING FROM SALES OF SHARES OF WESTERN POWER TOTALING $2,162,000. THE VALUE OF THESE SHARES WERE PREVIOUSLY WRITTEN DOWN TO $- AS A RESULT OF THE COMPANY DETERMINING THE STOCK HAD AN OTHER THAN TEMPORARY DECREASE IN ITS VALUE. ALSO INCLUDED IN THE NET GAIN ON MARKETABLE SECURITIES IS AN OTHER THAN TEMPORARY DECREASE IN THE SHARES OF SCANTEK MEDICAL TOTALING $12,000. THERE WERE NO GAINS OR LOSSES FROM THE SALE OF MARKETABLE SECURITIES DURING THE YEAR ENDED DECEMBER 31, 2004.

CONCENTRATION OF CREDIT RISK

FINANCIAL INSTRUMENTS THAT POTENTIALLY SUBJECT THE COMPANY TO CONCENTRATIONS OF CREDIT RISK CONSIST PRINCIPALLY OF NOTES RECEIVABLE. THE COMPANY MAINTAINS CASH BALANCES AT TWO FINANCIAL INSTITUTIONS. THESE BALANCES ARE INSURED FOR UP TO $100,000 PER BANK BY THE FEDERAL DEPOSIT INSURANCE CORPORATION. THE CASH BALANCES MAY BE IN EXCESS OF THE INSURANCE LIMIT AT TIMES DURING THE YEAR.

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

                                                   YEAR ENDED DECEMBER 31,            JUNE 17, 2003 TO     AUGUST 1, 2002 TO
                                                   2005                2004           DECEMBER 31, 2003      JUNE 16, 2003
                                               -----------        -------------       -----------------    -----------------
NET INCOME (LOSS) AS REPORTED                  $   602,000        $  (2,296,000)        $  (4,036,000)        $  (698,000)
STOCK OPTION COMPENSATION
 INCLUDED IN NET LOSS                                   --                   --                    --             100,000
TOTAL STOCK-BASED COMPENSATION                          --             (176,000)             (176,000)           (270,000)
                                               -----------        -------------         -------------         -----------
PROFORMA NET INCOME (LOSS)                     $   602,000        $  (2,472,000)        $  (4,212,000)        $  (868,000)
                                               ===========        =============         =============         ===========
BASIC EARNINGS (LOSS) PER SHARE
 AS REPORTED                                   $       .06        $        (.28)        $        (.56)        $      (.35)
DILUTED EARNINGS (LOSS) PER SHARE
 AS REPORTED                                   $       .05        $        (.28)        $        (.56)        $      (.35)
PROFORMA BASIC EARNINGS (LOSS) PER
 SHARE AS REPORTED                             $       .06        $        (.31)        $        (.59)        $      (.43)
PROFORMA DILUTED EARNINGS (LOSS)
 PER SHARE AS REPORTED                         $       .05        $        (.31)        $        (.59)        $      (.43)

FAIR VALUE OF FINANCIAL INSTRUMENTS

CASH BALANCES AND THE CARRYING AMOUNT OF THE ACCOUNTS PAYABLE AND ACCRUED EXPENSES APPROXIMATE THEIR FAIR VALUE BASED ON THE NATURE OF THOSE ITEMS. ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS ARE DETERMINED USING AVAILABLE MARKET INFORMATION. IN EVALUATING THE FAIR VALUE INFORMATION, CONSIDERABLE JUDGMENT IS REQUIRED TO INTERPRET THE MARKET DATA USED TO DEVELOP THE ESTIMATES. THE USE OF DIFFERENT MARKET DATA USED TO DEVELOP THE ESTIMATES. THE USE OF DIFFERENT MARKET ASSUMPTIONS AND/OR DIFFERENT VALUATION TECHNIQUES MAY HAVE A MATERIAL EFFECT ON THE ESTIMATED FAIR VALUE AMOUNTS. ACCORDINGLY, THE ESTIMATES OF FAIR VALUE PRESENTED HEREIN MAY NOT BE INDICATIVE OF THE AMOUNTS THAT COULD BE REALIZED IN A CURRENT MARKET EXCHANGE.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION OF CONSOLIDATED
FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

THE COMPANY'S DEFERRED INCOME TAXES ARISE PRIMARILY FROM THE DIFFERENCES IN THE RECORDING OF NET OPERATING LOSSES AND CAPITAL LOSSES FOR FINANCIAL REPORTING AND INCOME TAX PURPOSES. INCOME TAXES ARE REPORTED UNDER THE LIABILITY METHOD PURSUANT TO SFAS NO. 109 "ACCOUNTING FOR INCOME TAXES." A VALUATION ALLOWANCE IS PROVIDED WHEN THE LIKELIHOOD OF REALIZATION OF DEFERRED TAX ASSETS IS NOT ASSURED.

THE COMPANY HAS RECORDED A FULL VALUATION ALLOWANCE AGAINST THE DEFERRED TAX BENEFIT FOR NET OPERATING LOSSES GENERATED, SINCE IN MANAGEMENT'S OPINION THE NET OPERATING LOSSES DO NOT MEET THE MORE LIKELY THAN NOT CRITERIA FOR FUTURE REALIZATION. THE COMPANY HAS NOT HAD STATE INCOME TAXES AS A RESULT OF THE LACK OF A CORPORATE INCOME TAX IN ITS STATE OF DOMICILE.

PER SHARE DATA

THE COMPANY HAS ADOPTED SFAS NO. 128 "EARNINGS PER SHARE". BASIC INCOME (LOSS) PER SHARE IS COMPUTES BY DIVIDING THE LOSS AVAILABLE TO COMMON SHAREHOLDERS BY THE WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING. DILUTED INCOME (LOSS) PER SHARE IS COMPUTED IN A MANNER SIMILAR TO THE BASIC LOSS PER SHARE, EXCEPT THAT THE NUMBER OF SHARES OUTSTANDING IS INCREASED TO INCLUDE ALL COMMON SHARES, INCLUDING THOSE WITH THE POTENTIAL TO BE ISSUED BY VIRTUE OF WARRANTS, OPTIONS, CONVERTIBLE DEBT AND OTHER SUCH CONVERTIBLE INSTRUMENTS. BASIC AND DILUTED LOSS PER SHARE INCLUDES THE COMMON SHARES ISSUABLE UPON CONVERSION OF THE SERIES B-3 CONVERTIBLE PREFERRED STOCK WHICH WAS ISSUED AS A DIVIDEND TO ALL COMMON SHAREHOLDERS EFFECTIVE AS OF JUNE 17, 2003. THE REMAINING 48,426 COMMON SHARES ISSUABLE UPON CONVERSION OF THE SERIES B-3 PREFERRED STOCK ARE INCLUDED BASED ON THE PREFERRED SHAREHOLDERS ABILITY TO SHARE IN DISTRIBUTIONS OF EARNINGS AVAILABLE, IF ANY TO THE HOLDERS OF COMMON SHARES. POTENTIALLY DILUTIVE COMMON SHARES EXCLUDED FROM THIS COMPUTATION WERE SHARES TOTALING 749,522, 1,268,000, 1,050,000 AND 1,050,000 ON DECEMBER 31, 2005, 2004 AND 2003 AND JUNE 16, 2003,
RESPECTIVELY. THE RECONCILIATION BETWEEN BASIC AND DILUTED AVERAGE SHARES OUTSTANDING IS AS FOLLOWS:


                                                       YEAR ENDED DECEMBER 31,         JUNE 17, 2003 TO     AUGUST 1, 2002 TO
                                                      2005                2004         DECEMBER 31, 2003      JUNE 16, 2003
                                                   ----------          ----------          ----------          ----------
BASIC WEIGHTED SHARES OUTSTANDING                  10,514,735           8,090,745           7,181,419           1,997,624
ASSUMED CONVERSION OF CONVERTIBLE
  DEBT                                              1,392,701                  --                  --                  --
                                                   ----------          ----------          ----------          ----------
DILUTED WEIGHTED SHARES OUTSTANDING                11,907,436           8,080,745           7,181,419           1,997,624
                                                   ==========          ==========          ==========          ==========

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION OF CONSOLIDATED
FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

IN DECEMBER 2004, THE FASB ISSUED SFAS NO. 123 (REVISED 2004), SHARE-BASED PAYMENT, ("SFAS NO. 123(R)"). THE STATEMENT ESTABLISHES STANDARDS FOR THE ACCOUNTING FOR TRANSACTIONS IN WHICH AN ENTITY EXCHANGES ITS EQUITY INVESTMENTS FOR GOODS AND SERVICES. IT ALSO ADDRESSES TRANSACTIONS IN WHICH AN ENTITY INCURS LIABILITIES IN EXCHANGE FOR GOODS OR SERVICES THAT ARE BASED ON THE FAIR VALUE OF THE ENTITY'S EQUITY INSTRUMENTS OR THAT MAY BE SETTLED BY THE ISSUANCE OF THOSE EQUITY INSTRUMENTS. THE STATEMENT DOES NOT CHANGE THE ACCOUNTING GUIDANCE FOR SHARE-BASED PAYMENTS WITH PARTIES OTHER THAN EMPLOYEES.

THE STATEMENT REQUIRES A PUBLIC ENTITY TO MEASURE THE COST OF EMPLOYEE SERVICE RECEIVED IN EXCHANGE FOR AN AWARD OF EQUITY INSTRUMENTS BASED ON THE GRANT-DATE FAIR VALUE OF THE AWARD (WITH LIMITED EXCEPTION). THAT COST WILL BE RECOGNIZED OVER THE PERIOD DURING WHICH AN EMPLOYEE IS REQUIRED TO PROVIDE SERVICE IN EXCHANGE FOR THE AWARD (USUALLY THE VESTING PERIOD). A PUBLIC ENTITY WILL INITIALLY MEASURE THE COST OF EMPLOYEE SERVICES RECEIVED IN EXCHANGE FOR AN AWARD OF A LIABILITY INSTRUMENT BASED ON ITS CURRENT FAIR VALUE; THE FAIR VALUE OF THAT AWARD WILL BE REMEASURED SUBSEQUENTLY AT EACH REPORTING DATE THROUGH THE SETTLEMENT DATE. CHANGES IN FAIR VALUE DURING THE REQUISITE SERVICE PERIOD WILL BE RECOGNIZED AS COMPENSATION OVER THAT PERIOD.

THE GRANT-DATE FOR FAIR VALUE OF EMPLOYEE SHARE OPTIONS AND SIMILAR INSTRUMENTS WILL BE ESTIMATED USING OPTION-PRICING MODELS ADJUSTED FOR THE UNIQUE CHARACTERISTICS OF THESE INSTRUMENTS. THE COMPANY WILL BE REQUIRED TO COMPLY WITH THIS PRONOUNCEMENT WITH PERIODS BEGINNING AFTER DECEMBER 15, 2005. THE COMPANY WILL BE ADOPTING SFAS NO. 123(R) FOR THE COMPANY'S CALENDAR YEAR ENDING DECEMBER 31, 2006. THE ADOPTION OF THIS PRONOUNCEMENT IS EXPECTED TO AFFECT THE COMPANY'S STATEMENTS OF OPERATIONS IN FUTURE PERIODS. THE AMOUNT OF THE EFFECT CANNOT BE MEASURED AT THIS TIME. THE COMPANY IS CURRENTLY EVALUATING THE IMPACT OF SFAS NO. 123(R) ON ITS FINANCIAL STATEMENTS. THE APPLICATION OF THIS STATEMENT IS NOT EXPECTED TO HAVE A MATERIAL IMPACT ON THE FINANCIAL STATEMENTS OF THE COMPANY.

IN JUNE 2005, THE FASB ISSUED SFAS NO. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS" - A REPLACEMENT OF APB OPINION NO. 20 (ACCOUNTING CHANGES) AND FASB NO. 3 (REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS), WHICH CHANGED THE REQUIREMENTS FOR THE ACCOUNTING FOR AND REPORTING OF A CHANGE IN ACCOUNTING PRINCIPLE. THIS STATEMENT REQUIRES RETROSPECTIVE APPLICATION TO PRIOR PERIODS' FINANCIAL STATEMENTS OF CHANGES IN ACCOUNTING PRINCIPLE UNLESS IT IS IMPRACTICABLE TO DETERMINE EITHER THE PERIOD-SPECIFIC EFFECTS OR THE CUMULATIVE EFFECT OF THE CHANGE. WHEN IT IS IMPRACTICABLE TO DETERMINE THE PERIOD-SPECIFIC EFFECTS OF AN ACCOUNTING CHANGE ON ONE OR MORE INDIVIDUAL PRIOR PERIODS PRESENTED, THIS STATEMENT REQUIRES THAT THE NEW ACCOUNTING PRINCIPLE BE APPLIED TO THE BALANCES OF ASSETS AND LIABILITIES AS OF THE BEGINNING OF THE EARLIEST PERIOD FOR WHICH RETROSPECTIVE APPLICATION IS PRACTICABLE AND THAT A CORRESPONDING ADJUSTMENT BE MADE TO THE OPENING BALANCE OF RETAINED EARNINGS (OR OTHER APPROPRIATE COMPONENTS OF EQUITY OR NET ASSETS IN THE STATEMENT OF FINANCIAL POSITION) FOR THAT PERIOD RATHER THAN BEING REPORTED IN AN INCOME STATEMENT. WHEN IT IS IMPRACTICABLE TO DETERMINE THE CUMULATIVE EFFECT OF APPLYING A CHANGE IN ACCOUNTING PRINCIPLE TO ALL PRIOR PERIODS, THIS STATEMENT REQUIRES THE NEW ACCOUNTING PRINCIPLE BE APPLIED AS IF IT WERE ADOPTED PROSPECTIVELY FROM THE EARLIEST DATE PRACTICABLE. STATEMENT NO. 154 IS EFFECTIVE FOR ACCOUNTING CHANGES AND ERROR CORRECTIONS MADE IN FISCAL YEARS BEGINNING AFTER DECEMBER 15, 2005.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - OTHER LOANS AND ADVANCES

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

THE COMPANY ALSO LOANED $20,000 TO INFORMEDIX PURSUANT TO THE TERMS OF A 12% PROMISSORY NOTE ORIGINALLY DUE JANUARY 31, 2004 WHICH DUE DATE WAS EXTENDED TO APRIL 2, 2004 ON WHICH DATE THE NOTE WAS PAID IN FULL. THE COMPANY RECEIVED 50,000 SHARES AND OPTIONS TO BUY ANOTHER 50,000 SHARES AT $.50 PER SHARE AS ADDITIONAL CONSIDERATION FOR THIS LOAN. THE SHARES CURRENTLY HELD BY THE COMPANY ARE TO BE DISTRIBUTED IN DIVIDEND TO THE SERIES B-3 PREFERRED SHAREHOLDERS. THE COMPANY HAS DETERMINED THERE TO BE NO VALUE FOR THE OPTIONS AT DECEMBER 31, 2005 DUE TO THERE BEING NO MARKETABILITY OF THE OPTIONS, THE EXERCISE PRICE BEING IN EXCESS OF THE MARKET VALUE AS WELL AS OTHER COMPANY ESTIMATES WITH REGARDS TO THE UNDERLYING SHARES.

ON JANUARY 13, 2003, THE COMPANY PROVIDED A WORKING CAPITAL LOAN OF $25,000 TO SPONGETECH DELIVERY SYSTEMS, INC. (SPONGETECH") PURSUANT TO THE TERMS OF AN 8% PROMISSORY NOTE ORIGINALLY DUE MAY 15, 2003 WHICH WAS SUBSEQUENTLY EXTENDED TO JULY 31, 2004. THE COMPANY LOANED AN ADDITIONAL $25,000 TO SPONGETECH ON JULY 7, 2003 UNDER THE SAME TERMS AND CONDITIONS. THE COMPANY ALSO RECEIVED 250,000 SHARES OF SPONGETECH COMMON STOCK AS ADDITIONAL CONSIDERATION FOR THE LOANS AND MATURITY DATE EXTENSIONS. SPONGETECH IS A DISTRIBUTOR OF REUSABLE SPECIALTY SPONGES FOR COMMERCIAL AND EVERYDAY USE. MICHAEL METTER, A DIRECTOR OF THE COMPANY, IS A DIRECTOR AND EXECUTIVE OFFICER OF SPONGETECH. SPONGETECH WAS IN DEFAULT ON THE PAYMENTS THAT WERE DUE ON JULY 31, 2004 AND WAS UNABLE TO REPAY ANY AMOUNT AT THAT TIME. IN NOVEMBER 2004, THE COMPANY AGREED TO CONVERT ALL PRINCIPLE AND INTEREST DUE UNDER THE NOTES INTO 466,667 SHARES OF SPONGETECH COMMON STOCK, BASED ON THE ESTIMATED MARKET VALUE OF THE SHARES ON THE DATE OF THE CONVERSION. SPONGETECH IS ACTIVELY SEEKING FINANCING IN ORDER TO CONTINUE IN BUSINESS. THE COMPANY CURRENTLY OWNS APPROXIMATELY 2% OF SPONGETECH COMMON STOCK, WHICH IS NOT PUBLICALLY TRADED, AND AS SUCH REFLECTS THE INVESTMENT AS A NON-MARKETABLE SECURITY ON THE COST BASIS.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - OTHER LOANS AND ADVANCES (CONTINUED)

ON AUGUST 5, 2003, THE COMPANY LOANED $25,000 TO SCANTECK MEDICAL, INC. ("SCANTECK") PURSUANT TO THE TERMS OF A 12% PROMISSORY NOTE WHICH WAS DUE OCTOBER 15, 2004. AS CONSIDERATION TO AUGI FOR PROVIDING THE LOAN, SCANTECK ADDED INTEREST OF $5,000 TO THE NOTE AND BOTH PARTIES AGREED THAT ANY FURTHER INTEREST WOULD ONLY BE DUE, AT THE 12% RATE, IF THERE WAS A BREACH OF THE DEFAULT AND REPAYMENT PROVISIONS OF THE NOTE. THE NOTE WAS NOT PAID ON OCTOBER 15, 2004 NOR ON THE EXTENDED DUE DATE OF DECEMBER 31, 2004 NOR BY THE SECOND EXTENDED DUE DATE OF JUNE 15, 2005. THE COMPANY REACHED AN AGREEMENT WITH SCANTECK ON JULY 22 2005 WHEREBY THE DEBT OF $30,000 PLUS ADDITIONAL INTEREST OF $7,000 WOULD BE SATISFIED WITH 125,000 SHARES OF SCANTECK COMMON STOCK, THE VALUE OF THE SHARES ON THE DATE OF THE CONVERSION. SCANTEK IS A PUBLICALLY TRADED COMPANY; AND AS SUCH, THE COMPANY'S INVESTMENT IN SCANTEK COMMON STOCK IS REFLECTED AS A MARKETABLE SECURITY IN THE FINANCIAL STATEMENTS.

IN SEPTEMBER 2005 THE COMPANY HAS EXTENDED A $500,000 BRIDGE LOAN TO KRAFT RT. AS PART OF ITS OBLIGATION IN THE ACQUISITION OF KRAFT RT. (SEE NOTE 10). THE NOTE WAS ORIGINALLY DUE ON DECEMBER 28, 2005 AND ACCRUES INTEREST AT A RATE OF 10% PER ANNUM. THE DUE DATE ON THE NOTE WAS EXTENDED TO JANUARY 30, 2006. THE NOTE, NOT BEING PAID BY THE EXTENDED DUE DATE IS IN DEFAULT EFFECTIVE JANUARY 31, 2006.

NOTE 3 - BRIDGE NOTES PAYABLE

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

IN APRIL 2004, CERTAIN BRIDGE NOTE INVESTORS COMMENCED AN ACTION AGAINST THE COMPANY IN THE SUPREME COURT OF THE STATE OF NEW YORK, COUNTY OF NEW YORK, ALLEGING, AMONG OTHER THINGS, THAT WE OWE PLAINTIFFS REPAYMENT OF $700,000 IN PRINCIPAL FACE AMOUNT NOTES ISSUED IN CONNECTION WITH OUR INTENDED ACQUISITION OF NEW YORK MEDICAL, A NEW YORK CORPORATION (ALTITUDE GROUP, LLC, BIRCH ASSOCIATES, LLC AND D.C. CAPITAL, LLC V. AMERICAN UNITED GLOBAL, INC., INDEX NO. 600936/04). PLAINTIFFS FILED A MOTION SEEKING SUMMARY JUDGMENT AGAINST US IN AGGREGATE AMOUNT OF $787,546, CONSISTING OF THE ALLEGEDLY OUTSTANDING PRINCIPAL AND INTEREST ON THE NOTES AS WELL AS ATTORNEYS' COSTS, AND WE OPPOSED THAT MOTION. ON SEPTEMBER 24, 2004, JUDGMENT WAS RENDERED IN FAVOR OF THESE THREE INVESTORS IN THE AMOUNT OF $840,695.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - BRIDGE NOTES PAYABLE (CONTINUED)

IN SEPTEMBER 2005, THE COMPANY SETTLED, PER AGREEMENTS, TO PAY $2,054,000 FOR FULL RELEASE OF THE COMPANY'S INDEBTEDNESS FOR THE BRIDGE NOTES ($1,500,000) AND ACCRUED INTEREST ($554,000). USING THE PROCEEDS FROM THE SALE OF ITS INVESTMENT IN WESTERN POWER, THE COMPANY HAS RECORDED A GAIN OF $101,000 ON THE EXTINGUISHMENT OF THIS DEBT.

NEW YORK MEDICAL, INC. AND REDWOOD INVESTMENT ASSOCIATES, L.P. V. AMERICAN UNITED GLOBAL, INC. ET AL (SUPREME COURT, NEW YORK STATE, NEW YORK COUNTY). IN THIS SUIT, FILED ON DECEMBER 12, 2003, PLAINTIFFS SEEK A DECLARATION THAT A SERIES OF TRANSACTIONS BY WHICH AUGI ALLEGEDLY ACQUIRED LIFETIME HEALTHCARE SERVICES, INC. ("LIFETIME") AND LIFETIME ACQUIRED AN INTEREST IN NEW YORK MEDICAL, INC. FROM REDWOOD INVESTMENT ASSOCIATES, L.L.P. (COLLECTIVELY TRANSACTIONS") WERE PROPERLY RESCINDED OR, ALTERNATIVELY, THAT BECAUSE THE TRANSACTIONS WERE ALLEGEDLY INDUCED BY FRAUDULENT CONDUCT OF AUGI, AND OTHERS, THAT THE TRANSACTIONS SHOULD BE JUDICIALLY RESCINDED. PLAINTIFFS ALSO SEEK MONETARY DAMAGES IN EXCESS OF $5 MILLION AND EXEMPLARY DAMAGES IN THE AMOUNT OF $15 MILLION.

CURRENTLY, THE SUIT HAS NOT PROCEEDED PAST THE FILING AND SERVICE OF THE COMPLAINT. AUGI HAS OBTAINED AN OPEN-ENDED EXTENSION OF TIME IN WHICH TO ANSWER AND/OR MOVE WITH REGARD TO THE COMPLAINT. THE PARTIES ARE ATTEMPTING TO RESOLVE THE MATTER AMICABLY. HOWEVER, IN THE EVENT LITIGATION PROCEEDS, IT WILL BE AGGRESSIVELY DEFENDED AND COUNTER CLAIMS WOULD BE FILED.

NOTE 4 - OTHER SHORT TERM BORROWINGS

THE COMPANY IS IN DEFAULT ON AN UNCOLLATERALIZED NOTE PAYABLE DUE TO AN UNRELATED THIRD PARTY IN THE PRINCIPAL AMOUNT OF $1,500,000 PLUS ACCRUED INTEREST OF APPROXIMATELY $1,361,000 AT DECEMBER 31, 2005. ORIGINALLY BEARING INTEREST AT 8%; THE NOTE ACCRUES INTEREST AT 10% WHILE IN DEFAULT. THE HOLDER OF SUCH INDEBTEDNESS HAS NOT SOUGHT TO COLLECT THE AMOUNTS DUE; HOWEVER, WERE THE COMPANY REQUIRED TO PAY SUCH CERTAIN INDEBTEDNESS IT WOULD BE NECESSARY TO SECURE ADDITIONAL FINANCING.

ON SEPTEMBER 23, 2005 THE COMPANY ISSUED $525,000 SENIOR SECURED CONVERTIBLE NOTES DUE MARCH 23, 2007 WITH INTEREST OF 18% PER ANNUM PAYABLE AT DUE DATE. THE NOTES ARE GUARANTEED BY ROBERT RUBIN, THE COMPANY'S PRESIDENT. THESE LOANS ARE CONVERTIBLE AT ANY TIME INTO COMPANY COMMON STOCK AT 50% OF THE FAIR MARKET VALUE ON THE DATE OF SUCH CONVERSION, BUT MAY NOT BE LOWER THAN $.40, RESULTING IN A TOTAL BENEFICIAL CONVERSION FEATURE OF $222,000 WHICH IS BEING AMORTIZED FROM THE DATE OF RECEIPT OF PROCEEDS FOR EACH LOAN THROUGH MARCH 23, 2007. THE NOTE HOLDERS RECEIVED 525,000 SHARES OF COMPANY COMMON STOCK AS ADDITIONAL INTEREST. THE VALUE OF THESE SHARES HAS BEEN RECORDED AS A DISCOUNT ON THE RELATED CONVERTIBLE NOTES AND WILL BE AMORTIZED OVER THE TERM OF THE NOTES. THE DISCOUNTS RELATED TO THE ISSUANCE OF THE SHARES TOTALED $303,000 AND ARE BEING AMORTIZED AS ADDITIONAL INTEREST EXPENSE OVER THE TERM OF THE NOTES.THE NOTES ARE SECURED BY AN INTEREST IN ALL OF THE COMPANY'S ASSETS.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CONTINGENT OBLIGATIONS

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

NOTE 6 - LOANS PAYABLE - RUBIN FAMILY TRUST

DURING SEPTEMBER THROUGH DECEMBER 2004 THE COMPANY BORROWED $218,000 FROM THE RUBIN FAMILY TRUST (THE "TRUST") FOR WORKING CAPITAL REQUIREMENTS. THE LOAN IS EVIDENCED BY A NOTE PAYABLE WHICH BEARS INTEREST AT AN ANNUAL RATE OF 8% AND MATURES ON DECEMBER 31, 2006. THE TRUST WILL ALSO RECEIVE 218,000 SHARES OF COMPANY COMMON STOCK AS ADDITIONAL INTEREST. THE VALUE OF THESE SHARES HAS BEEN RECORDED AS A DISCOUNT ON THE RELATED CONVERTIBLE NOTES AND WILL BE AMORTIZED OVER THE TERM OF THE NOTES.

DURING THE THREE MONTHS ENDED MARCH 31, 2005, THE TRUST ADVANCED AN ADDITIONAL $76,000 UNDER THE SAME TERMS AND CONDITIONS WHEREBY THE TRUST WILL RECEIVE AN ADDITIONAL 76,000 SHARES OF COMPANY STOCK AS ADDITIONAL INTEREST. THE VALUE OF THESE SHARES HAS BEEN RECORDED AS A DISCOUNT ON THE RELATED CONVERTIBLE NOTES AND WILL BE AMORTIZED OVER THE TERM OF THE NOTES.

DURING THE THREE MONTHS ENDED JUNE 30, 2005, THE TRUST ADVANCED AN ADDITIONAL $75,000 UNDER THE SAME TERMS AND CONDITIONS WHEREBY THE TRUST WILL RECEIVE AN ADDITIONAL 75,000 SHARES OF COMPANY STOCK AS ADDITIONAL INTEREST. THE VALUE OF THESE SHARES HAS BEEN RECORDED AS A DISCOUNT ON THE RELATED CONVERTIBLE NOTES AND WILL BE AMORTIZED OVER THE TERM OF THE NOTES.

DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2005, THE TRUST ADVANCED AN ADDITIONAL $70,000 UNDER THE SAME TERMS AND CONDITIONS WHEREBY THE TRUST WILL RECEIVE AN ADDITIONAL 70,000 SHARES OF COMPANY STOCK AS ADDITIONAL INTEREST. THE VALUE OF THESE SHARES HAS BEEN RECORDED AS A DISCOUNT ON THE RELATED CONVERTIBLE NOTES AND WILL BE AMORTIZED OVER THE TERM OF THE NOTES.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LOANS PAYABLE - RUBIN FAMILY TRUST (CONTINUED)

THESE LOANS ARE CONVERTIBLE AT ANY TIME INTO COMPANY COMMON STOCK AT 50% OF THE FAIR MARKET VALUE ON THE DATE OF SUCH CONVERSION RESULTING IN A TOTAL BENEFICIAL CONVERSION FEATURE OF $271,000 WHICH IS BEING AMORTIZED FROM THE DATE OF RECEIPT OF PROCEEDS FOR EACH LOAN THROUGH DECEMBER 31, 2006. THE DISCOUNTS RELATED TO THE ISSUANCE OF THE SHARES TOTALED $168,000 AND ARE BEING AMORTIZED AS ADDITIONAL INTEREST EXPENSE OVER THE TERM OF THE NOTES. THE SHARES WHICH HAVE YET TO BE ISSUED, HAVE BEEN TREATED FOR ACCOUNTING PURPOSES AS BEING ISSUED BUT NOT OUTSTANDING.

NOTE 7 - INCOME TAXES

DEFERRED INCOME TAXES REFLECT THE NET TAX EFFECTS OF TEMPORARY DIFFERENCES BETWEEN THE CARRYING AMOUNTS USED FOR INCOME TAX PURPOSES USING THE ENACTED TAX RATES IN EFFECT IN THE YEARS IN WHICH THE DIFFERENCES ARE EXPECTED TO REVERSE. DEFERRED TAX ASSETS ARE COMPRISED AS FOLLOWS:

                                                           DECEMBER 31,
                                                    2005                 2004
                                                 -----------         -----------
NET OPERATING LOSSES                             $11,343,000         $10,918,000
CAPITAL LOSSES                                     1,281,000           2,759,000
                                                 -----------         -----------
                                                  12,624,000          13,677,000
LESS VALUATION ALLOWANCE                          12,624,000          13,677,000
                                                 -----------         -----------
NET DEFERRED TAX ASSETS                          $        --         $        --
                                                 ===========         ===========

THE COMPANY FILES A CONSOLIDATED INCOME TAX RETURN WITH ITS WHOLLY-OWNED SUBSIDIARIES AND HAS NET OPERATING LOSS CARRYFORWARDS OF APPROXIMATELY $37,131,000 FOR FEDERAL AND STATE PURPOSES, WHICH EXPIRE THROUGH 2025. THE UTILIZATION OF THIS OPERATING LOSS CARRYFORWARD MAY BE LIMITED BASED UPON CHANGES IN OWNERSHIP AS DEFINED IN THE INTERNAL REVENUE CODE.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES (CONTINUED)

A RECONCILIATION OF THE DIFFERENCE BETWEEN THE EXPECTED INCOME TAX RATE USING THE STATUTORY FEDERAL TAX RATE AND THE COMPANY'S EFFECTIVE RATE FOR CONTINUING OPERATIONS IS AS FOLLOWS:

                                              YEAR ENDED DECEMBER 31,      JUNE 17, 2003 TO     AUGUST 1, 2002 TO
                                              2005              2004       DECEMBER 31, 2003      JUNE 16, 2003
U.S. FEDERAL STATUTORY RATE                    34%              (34%)            (34%)                (34%)
STATE INCOME TAX                               --                --               --                   --
OTHER, PRIMARILY VALUATION ALLOWANCE
  OF DEFERRED INCOME TAXES                    (34)               34               34                   34
                                              ----              ----             ----                 ----
EFFECTIVE TAX RATE                             --%               --%              --%                  --%
                                              ====              ====             ====                 ====

NOTE 8 - STOCKHOLDERS EQUITY

SERIES B-1 PREFERRED STOCK

IN CONNECTION WITH THE MERGER WITH CONNECTSOFT IN 1996, THE COMPANY ISSUED SERIES B-1 PREFERRED STOCK (THE "B-1 PREFERRED STOCK"). SUCH B-1 PREFERRED STOCK DOES NOT PAY A DIVIDEND, IS NOT SUBJECT TO REDEMPTION, HAS A LIQUIDATION PREFERENCE OF $3.50 PER SHARE OVER COMPANY'S COMMON STOCK AND VOTES TOGETHER WITH THE COMPANY'S COMMON STOCK AS A SINGLE CLASS ON A ONE SHARE FOR TWENTY-FIVE VOTE BASIS. THE B-1 PREFERRED STOCK IS ONLY CONVERTIBLE INTO COMMON STOCK ON A ONE-FOR-TWENTY-FIVE BASIS.

SERIES B-3 PREFERRED STOCK

IN CONTEMPLATION OF THE MERGER WITH NY MEDICAL, THE COMPANY DECLARED A STOCK DIVIDEND ON THE COMPANY COMMON STOCK WITH A RECORD DATE OF JUNE 10, 2003. THE STOCK DIVIDEND TOOK THE FORM OF THE ISSUANCE OF 232,500 SHARES OF THE COMPANY'S NEWLY AUTHORIZED AND DESIGNATED SERIES B-3 CONVERTIBLE PREFERRED STOCK (THE "B-3 PREFERRED") TO THE HOLDERS OF THE COMPANY COMMON STOCK ON THE RECORD DATE ON A PRO RATA BASIS. EACH SHARE OF THE B-3 PREFERRED IS CONVERTIBLE, ON OR AFTER DECEMBER 17, 2003 INTO 20 SHARES OF COMPANY COMMON STOCK. THE SHARES OF B-3 PREFERRED ARE CONVERTIBLE AT THE OPTION OF THE HOLDER OF SUCH SHARES.

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

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS EQUITY (CONTINUED)

ON AUGUST 8, 2003, FIVE YEAR OPTIONS TO ACQUIRE 200,000 SHARES OF COMMON STOCK WERE GRANTED TO DEAN MCLAIN, A DIRECTOR AND EXECUTIVE OFFICER OF THE COMPANY AT THE CLOSING MARKET PRICE ON THAT DATE OF $1.70, OF WHICH OPTIONS FOR 50,000 SHARES EACH VESTED ON THE GRANT DATE, WITH THE REMAINING OPTIONS VESTING AT THE RATE OF 50,000 SHARES EACH ON THE THREE SUCCESSIVE GRANT ANNIVERSARY DATES THROUGH 2006. ON SEPTEMBER 17, 2003 A FIVE-YEAR OPTION TO PURCHASE 350,000 COMMON SHARES WAS GRANTED TO AN OFFICER OF THE COMPANY AT THE CLOSING MARKET PRICE OF $1.25 OF WHICH 87,500 SHARES VESTED ON THE DATE OF GRANT WITH THE REMAINING OPTIONS VESTING AT THE RATE OF 87,500 SHARES ON EACH OF THE NEXT THREE GRANT ANNIVERSARY DATES. THERE WERE NO STOCK OPTIONS GRANTED DURING THE FISCAL YEAR ENDED DECEMBER 31, 2004. IN JUNE 2005, THE REMAINING OPTIONS WERE EXCHANGED FOR SHARES OF THE COMPANY'S COMMON STOCK (SEE BELOW).

EXCHANGE OF DIRECTOR'S OPTIONS FOR COMMON STOCK

IN JUNE 2005, THE COMPANY'S BOARD OF DIRECTORS APPROVED A STOCK AWARD TO CERTAIN DIRECTORS AND A PRIOR DIRECTOR IN EXCHANGE FOR ALL OUTSTANDING STOCK OPTIONS HELD BY SUCH PERSONS. MR. MCLAIN RECEIVED 250,000 SHARES; MR. METTER RECEIVED 120,000 SHARES; MR. KATZ RECEIVED 64,000 SHARES AND MR. BARNES RECEIVED 364,000 SHARES. FOR ACCOUNTING PURPOSES, A CHARGE FOR STOCK COMPENSATION IN THE AMOUNT OF $.75 PER SHARE OR $599,000, WAS RECORDED DURING THE QUARTER ENDED JUNE 30, 2005.

RESIGNATION OF A DIRECTOR

ON JUNE 10, 2005 DEAN MCLAIN RESIGNED FROM THE BOARD OF DIRECTORS. THERE WERE NO DIFFERENCES OR DISAGREEMENTS BETWEEN MR. MCLAIN AND THE COMPANY.

NOTE 9 - TERMINATION OF PROPOSED TRANSACTION WITH SOUTHERN GAS

ON MARCH 15, 2005, THE EXCHANGE AGREEMENT DATED SEPTEMBER, 2004 BY AND BETWEEN SOUTHERN GAS HOLDING LLC, A DELAWARE LIMITED LIABILITY COMPANY; AMERICAN UNITED GLOBAL, INC., A DELAWARE CORPORATION ("AUGI"); SOUTHERN GAS COMPANY LLC, A LIMITED LIABILITY COMPANY INCORPORATED UNDER THE LAWS OF THE RUSSIAN FEDERATION' AND THE SOUTHERN GAS GROUP EQUITY OWNERS WAS DEFINITIVELY TERMINATED. UNDER THE TERMS OF THE EXCHANGE AGREEMENT, THE SOUTHERN GAS GROUP EQUITY OWNERS WERE TO CONTRIBUTE AND EXCHANGE THE SOUTHERN GAS GROUP EQUITY (AS DEFINED IN THE EXCHANGE AGREEMENT) TO THE CAPITAL OF SOUTHERN GAS HOLDINGS, LLC, SOLELY IN EXCHANGE FOR THE EXCHANGE SHARES (AS DEFINED IN THE EXCHANGE AGREEMENT). BECAUSE THE CONDITIONS PRECEDENT TO CLOSING SET FORTH IN SECTION 4.2 OF THE EXCHANGE AGREEMENT WERE NOT SATISFIED OR WAIVED ON OR BEFORE THE CLOSING DATE, DECEMBER 31, 2004, AND THE CLOSING DATE WAS NOT EXTENDED BY THE MUTUAL WRITTEN AGREEMENT OF THE PARTIES, THE EXCHANGE AGREEMENT, INCLUDING ALL RIGHTS AND OBLIGATIONS OF THE PARTIES THERE UNDER, HAS TERMINATED. WHILE THE PARTIES TO THE EXCHANGE AGREEMENT ATTEMPTED TO REACH A NEGOTIATED RESOLUTION OF THE MATTERS PRECLUDING THE FULFILLMENT OF THE CLOSING CONDITIONS, AUGI ABANDONED SUCH DISCUSSIONS ON MARCH 15, 2005, HAVING CONCLUDED THAT NO RESOLUTION COULD BE REACHED.

IN SEPTEMBER AND DECEMBER OF 2004, THE COMPANY ISSUED AN AGGREGATE OF 1,000,000 COMMON SHARES TO VERTEX CAPITAL CORP. IN CONNECTION WITH THE ENTRY INTO THE SHARE EXCHANGE AGREEMENT WITH SOUTHERN GAS COMPANY, A LIMITED LIABILITY COMPANY INCORPORATED UNDER THE LAWS OF THE RUSSIAN FEDERATION AND CERTAIN OF ITS EQUITY OWNERS. THE SHARE EXCHANGE AGREEMENT WAS SUBSEQUENTLY TERMINATED AS OF MARCH 15, 2005. THE COMPANY INTENDS TO CANCEL THE 1,000,000 SHARES ISSUED TO VERTEX, BUT SUCH CANCELLATION HAS NOT YET OCCURRED, AND THERE CAN BE NO ASSURANCE THAT AUGI WILL BE SUCCESSFUL IN ITS ATTEMPTS TO CANCEL THESE SHARES.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - PROPOSED SHARE AGREEMENT WITH KRAFT RT.

ON AUGUST 9, 2005, AMERICAN UNITED GLOBAL, INC. (THE "COMPANY") ENTERED INTO A SHARE PURCHASE AGREEMENT (THE "AGREEMENT") WITH KRAFT RT., AN HUNGARIAN CORPORATION, AND THE SHAREHOLDERS OF KRAFT RT. (THE "SELLERS"). KRAFT RT. IS AN EQUIPMENT MANUFACTURING COMPANY HEADQUARTERED IN BUDAPEST, HUNGARY ENGAGED IN THE DEVELOPMENT AND MANUFACTURING OF VACUUM BASED PRODUCTION AND QUALITY CONTROL EQUIPMENT USED IN SEVERAL HI-TECH INDUSTRIES. KRAFT RT. IS PRESENTLY FOCUSING ITS EFFORTS ON THE DEVELOPMENT OF ITS MANUFACTURING BUSINESS RELATING TO THE PRODUCTION OF THIN FILM BASED PHOTOVOLTAIC MODULES. PURSUANT TO THE AGREEMENT, THE COMPANY HAS AGREED TO ACQUIRE AND, THE SELLERS HAVE AGREED TO SELL, 100% OF THE SELLER'S INTEREST IN KRAFT RT., THE COMPANY WILL ISSUE TO THE SELLERS 24,000,000 SHARES OF COMMON STOCK OF THE COMPANY (THE "SHARES"). ON JANUARY 30, 2006, THE ORIGINAL SHARE AGREEMENT EXPIRED.

ON MARCH 16, 2006, THE COMPANY ENTERED INTO A SECURITIES PURCHASE AGREEMENT WITH ZOLTAN KISS AND DR. LASZLO FARKAS, TWO SHAREHOLDERS OF KRAFT RT. THAT TOGETHER OWN 47.5% OF THE EQUITY INTEREST IN KRAFT RT. IN ADDITION, ON MARCH 20, 2006, THE COMPANY ENTERED INTO A SECURITIES PURCHASE AGREEMENT WITH NAGYEZSDA KISS, JOSEPH GREGORY KISS, MARIA GABRIELLA KISS AND GYULA WINKLER, FOUR SHAREHOLDERS OF KRAFT RT. THAT TOGETHER OWN 38% OF THE EQUITY INTEREST IN KRAFT RT. AS A RESULT, THE COMPANY HAS ENTERED INTO AGREEMENTS TO ACQUIRE 85.5% OF THE EQUITY INTEREST OF KRAFT RT. IN CONSIDERATION FOR THE SELLERS' INTEREST IN KRAFT, THE COMPANY SHALL ISSUE THE SELLERS AN AGGREGATE OF 85,500 SHARES OF SERIES B-4 PREFERRED STOCK OF THE COMPANY (THE "B-4 PREFERRED SHARES"). THE COMPANY HAS NOT YET AUTHORIZED THE B-4 PREFERRED SHARES. THE B-4 PREFERRED SHARES ARE EACH AUTOMATICALLY CONVERTIBLE INTO 350 SHARES OF COMMON STOCK UPON THE COMPANY INCREASING ITS AUTHORIZED SHARES OF COMMON STOCK AND, PRIOR TO SUCH CONVERSION, WILL HAVE THE SAME VOTING RIGHTS OF THE SHARES OF COMMON STOCK ON ALL MATTERS. THE COMPANY IS PRESENTLY NEGOTIATING WITH THE REMAINING SHAREHOLDERS OF KRAFT RT. TO ACQUIRE THEIR INTEREST IN KRAFT RT. THERE CAN BE NO ASSURANCE THE COMPANY WILL BE ABLE TO ENTER INTO AGREEMENTS WITH THE REMAINING SHAREHOLDERS OF KRAFT RT.

THE CLOSING OF THE ACQUISITION OF 85.5% OF KRAFT RT. IS EXPECTED TO OCCUR NO LATER THAN 45 DAYS FROM THE COMPLETION AND DELIVERY TO THE COMPANY OF THE KRAFT RT. AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2005 BY KRAFT RT. PRIOR TO CLOSING, ALL CLOSING CONDITIONS MUST BE SATISFIED INCLUDING, BUT NOT LIMITED TO, THE SATISFACTION OF VARIOUS MATERIAL LIABILITIES AND THE CLOSING OF A FINANCING IN THE MINIMUM AMOUNT OF $6,000,000 BY THE COMPANY. NO MATERIAL RELATIONSHIP EXIST BETWEEN THE SHAREHOLDERS OF KRAFT RT. AND THE COMPANY AND/OR ITS AFFILIATES, DIRECTORS, OFFICERS OR ANY ASSOCIATE OF AN OFFICER OR DIRECTOR.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SUBSEQUENT EVENTS

MARCH 2006 DEBT OFFERING

ON MARCH 16, 2006, THE COMPANY ENTERED INTO A FINANCING ARRANGEMENT WITH SEVERAL INVESTORS (THE "MARCH INVESTORS") FOR THE SALE OF (I) $1,250,000 IN NOTES (THE "NOTES"), (II) 625,000 SHARES OF COMMON STOCK OF THE COMPANY (THE "SHARES") AND
(III) COMMON STOCK PURCHASE WARRANTS TO PURCHASE 625,000 SHARES OF COMMON STOCK AT $1.20 PRICE PER SHARE FOR A PERIOD OF FIVE YEARS (THE "WARRANTS").

THE NOTES ARE INTEREST FREE AND MATURE ON THE EARLIER OF (I) MARCH 16, 2009 OR
(II) THE COMPANY CLOSING ON A FINANCING IN THE AGGREGATE AMOUNT OF $12,000,000. THE COMPANY HAS GRANTED THE MARCH INVESTORS PIGGY BACK REGISTRATION RIGHTS WITH RESPECT TO THE SHARES AND THE SHARES OF COMMON STOCK UNDERLYING THE WARRANTS.

THE SALE OF THE NOTES WAS COMPLETED ON MARCH 16, 2006. AS OF THE DATE HEREOF, THE COMPANY IS OBLIGATED ON $1,235,000 IN FACE AMOUNT OF NOTES ISSUED TO THE MARCH INVESTORS.

THE NOTES, SHARES AND WARRANTS WERE OFFERED AND SOLD TO THE MARCH INVESTORS IN A PRIVATE PLACEMENT TRANSACTION MADE IN RELIANCE UPON EXEMPTIONS FROM REGISTRATION PURSUANT TO SECTION 4(2) UNDER THE SECURITIES ACT OF 1933 AND RULE 506 PROMULGATED THEREUNDER. EACH OF THE MARCH INVESTORS IS AN ACCREDITED INVESTOR AS DEFINED IN RULE 501 OF REGULATION D PROMULGATED UNDER THE SECURITIES ACT OF 1933.


SECURED PROMISSORY NOTE RECEIVABLE

THE COMPANY LOANED $1,000,000 TO KRAFT RT. ON MARCH 16, 2006. THE NOTE IS DUE BY MARCH 16, 2007 AND INCURS INTEREST IN THE AMOUNT OF 10% PER ANNUM. THE LOAN IS SECURED BY SHARES OF KRAFT RT. PLEDGED BY ZOLTAN KISS, A DIRECTOR OF KRAFT RT. THE SHARES OF KRAFT RT. PLEDGED BY MR. KISS REPRESENT 20% OF THE TOTAL OUTSTANDING OF KRAFT RT.

Howard Katz

Howard Katz, a former member of our board of directors, was is in discussions with us over the terms of a settlement of a debt that he claims we owe him. We entered into a settlement agreement with Mr. Katz in April 2006, pursuant to which we issued 176,000 shares of common stock in consideration for our company and Mr. Katz signing mutual releases. In connection therewith, Mr. Katz also resigned as a member of our board of directors.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are being filed as part of this Report:

(1) See page F-1 for an index of consolidated financial statements.

(2) Not applicable

(3) Exhibits:

See 15(b) below for a listing of items filed as exhibits to this Form 10-K as required by Item 601 of Regulation S-K.

(b) Exhibits:

4.1 Securities Purchase Agreement dated September 22, 2005 by and among the Company and Iroquois Master Fund Ltd., Smithfield Fiduciary LLC and Lilac Ventures Master Fund (2)

4.2   Form of Senior Secured Convertible Note September 23, 2005 (2)

4.3 Security Agreement dated September 22, 2005 by and among the Company and Iroquois Master Fund Ltd., Smithfield Fiduciary LLC and Lilac Ventures Master Fund (2)

4.4   Guaranty of Payment (2)

4.5   Form of Note issued on March 16, 2006(4)

4.6   Form of Warrant issued on March 16, 2006(4)

10.1 Share Purchase Agreement between the Company and the shareholders of Kraft Rt. dated August 9, 2005 (1)

10.2  Secured Promissory Note made by Kraft Rt. dated September 28, 2005(2)

10.3 Security Interest and Pledge Agreement entered by and between American United Global, Inc., Kraft Rt. and Zoltan Kiss. (3)

10.4 Agreement of Settlement entered on September 27, 2005 by and among American United Global, Inc., North Sound Legacy International Ltd. and North Sound Legacy Institutional Fund LLC (2)

10.5 Supplemental Agreement entered on September 22, 2005 by and among Altitude Group, LLC, Birch Associates, Inc., and D.C. Capital LLC and American United Group, Inc. (2)

10.6  Amendment No. 1 to the Share Purchase Agreement dated December 29, 2005
      (3)

10.7  Letter Agreement by and between the Company and Kraft Rt. (3)

10.8 Securities Purchase Agreement dated March 16, 2006 by and between the Company, Kraft Rt., Zoltan Kiss and Dr. Laszlo Farkas (4)

10.9 Securities Purchase Agreement dated March 20, 2006 by and between the Company, Kraft Rt., Nagyezsda Kiss, Joseph Gregory Kiss, Maria Gabriella Kiss and Gyula Winkler (4)

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). *

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). *

32.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002. *

---------------------------

(1) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 15, 2005

(2) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 30, 2005

(3) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 30, 2005

(4) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 23, 2006

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

AMERICAN UNITED GLOBAL, INC.


                 By: /s/ Robert M. Rubin                         April 28, 2006
                 -----------------------------
                 Robert M. Rubin
                 Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Signature                  Title                               Date
--------------------       -------------------------------     ------------

/s/ Robert M. Rubin        CEO and Chairman of the Board       April 28, 2006
-------------------
Robert M. Rubin

/s/ David M. Barnes        Chief Financial Officer             April 28, 2006
-------------------        and Director
David M. Barnes

/s/ Michael Metter         Director                            April 28, 2006
------------------
Michael Metter