Form 10QSB
period 2006-03-31
AMERICAN UNITED GLOBAL  INC
filed 2006-06-05
CIK 859792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                         For the quarterly period ended
                                 March 31, 2006

                                       or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to

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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12-b2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

        Title of Class                               Number of Shares
         Common Stock                                  Outstanding
   (par value $.01 per share)                12,646,396 as of June 1, 2006

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          AMERICAN UNITED GLOBAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                March 31,    December 31,
                                                                  2006           2005
                                                               (Unaudited)
                                                             -------------- --------------
Current Assets:
 Cash and cash equivalents                                   $      232,000 $       91,000
 Escrow deposits                                                     85,000             --
 Investment in Marketable Securities                                  5,000          4,000
 Investment in - Sponge Tech                                         50,000         50,000
 Note receivable - Kraft Rt.                                      1,625,000        500,000
 Other assets                                                        78,000         39,000
                                                             -------------- --------------
           Total Current Assets                                   2,075,000        684,000
                                                             -------------- --------------
           Total Assets                                      $    2,075,000 $      684,000
                                                             ============== ==============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
 Short term borrowing in default,
 including accrued interest of
 $1,398,000 and $1,361,000, respectively                     $    2,898,000 $    2,861,000
 Accrued liabilities                                                684,000        406,000
 Distribution payable to Series B-3
 preferred shareholders                                              40,000         40,000
 Note payable - Rubin Family Trust
  net of discount of $196,000 and                                   243,000        181,000
 113,000, respectively
 Secured convertible notes payable - net of
  discount of 344,000                                               181,000             --
                                                             -------------- --------------

     Total Current Liabilities                                    4,046,000      3,488,000
Other Liabilities:
  Secured convertible notes payable - net of
    Discount of $428,000                                                 --         97,000
 Bridge notes payable-net of discount of $262,000                   988,000             --
                                                             -------------- --------------

     Total Liabilities                                            5,034,000      3,585,000
                                                             -------------- --------------

Shareholders' Deficit:
 Preferred stock, 12.5% cumulative, $1.00 per
 share liquidation value .01 par value;
  1,200,000 shares authorized, none issued and
   outstanding                                                                          --

Series B-1 preferred stock, each 25 shares
convertible into 1 common share,
$3.50 per share liquidation value $.01 par value;
1,000,000 shares authorized;
228,652 and 255,094 issued and
outstanding, respectively                                             3,000          3,000

Series B-3 preferred stock, each share
convertible into 20 common shares, $20
per share liquidation value $.01 par value;
48,426 shares issued and outstanding                                  1,000          1,000

Common stock $.01 par value; 40,000,000
shares authorized 11,641,499 and 10,501,999
shares issued and outstanding, respectively                         116,000        105,000
Additional paid in capital                                       55,695,000     55,446,000
Accumulated deficit                                             (58,678,000)   (58,355,000)
Accumulated comprehensive loss                                      (16,000)       (21,000)
Less cost of treasury shares                                        (80,000)       (80,000)
                                                             -------------- --------------
       Total Shareholders' Deficit                               (2,959,000)    (2,901,000)
                                                             -------------- --------------
           Total Liabilities and Shareholders' Deficit       $    2,075,000 $      684,000
                                                             ============== ==============

                          AMERICAN UNITED GLOBAL, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                  Three Months Ended March 31,
                                                     2006              2005
                                                 ------------      ------------

General and administrative expenses              $    125,000      $     89,000
                                                 ------------      ------------
Operating loss                                       (125,000)          (89,000)
Interest expenses                                    (198,000)         (179,000)
                                                 ------------      ------------

Loss from operations                                 (323,000)         (268,000)
                                                 ------------      ------------

Net loss                                         $   (323,000)     $   (268,000)
                                                 ============      ============

Basic and diluted loss per share                 $       (.03)     $       (.03)
                                                 ============      ============

Weighted average number of shares                  11,909,519         9,457,499
                                                 ============      ============

                          AMERICAN UNITED GLOBAL, INC.
                       STATEMENT OF CASH FLOWS (UNAUDITED)


                                                  Three Months Ended March 31,
Cash Flows From Operating Activities                 2006              2005
-------------------------------------           --------------   ---------------
  Net loss                                            (323,000)        (268,000)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
   Amortization of Note discounts                      150,000           32,000
   Change in assets and liabilities:
   Prepaid expenses & other receivables               (120,000)              --
   Deferred interest                                        --           14,000
   Accounts payable and accrued liabilities             48,000          145,000
                                                --------------   --------------

   Net cash used by operating
    activities                                        (245,000)         (77,000)
                                                --------------   --------------

Cash Flows From Investing Activities

   Increase in note receivable from Kraft Rt.       (1,125,000)              --
                                                --------------   --------------

Cash Flows From Financing Activities
Sale of common stock                                   261,000               --
Proceeds from Rubin family trust loan                       --           76,000
Proceeds from Bridge Notes                           1,250,000               --
                                                --------------   --------------


  Net cash provided by financing
   activities                                        1,511,000           76,000
                                                --------------   --------------


Net increase (decrease) in cash                        141,000           (1,000)

Cash and cash equivalents, beginning                    91,000            8,000
                                                --------------   --------------

Cash and cash equivalents, ending               $      232,000   $        7,000
                                                ==============   ==============


Supplemental cash flow information:

Interest paid                                   $           --   $           --
                                                ==============   ==============
Income tax paid                                 $           --   $           --
                                                ==============   ==============

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The unaudited condensed consolidated financial statements of American United Global, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the description of business and management's plan of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any future period.

Except as follows, the accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.


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

GOING CONCERN

At March 31, 2005, the Company had a working capital deficiency of $1,971,000, an accumulated deficit of $58,678,000. In addition, the Company's cash of $232,000 at March 31, 2005 is not sufficient to fund operations for the next twelve months. Such accumulated losses and working capital deficiency raise substantial doubt about the company's ability to continue as a going concern. The company's financial statements do not include any adjustments relating to the recoverability and reclassification of recorded assets amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOING CONCERN (continued)

The Company's intention was to seek an acquisition candidate with a viable business that could be financed and expanded both by internal growth and by the acquisition and consolidation of similar operations. As disclosed in Note 5, the Company and several shareholders of Kraft, rt., an operating entity in Budapest, Hungary, have signed a share exchange agreement and it is anticipated that the transaction will close, subject to certain conditions, by June 30, 2006 or within 45 days from the completion and delivery to the Company of the Kraft rt. audited financial statements for the year ended December 31, 2005 by Kraft rt. although management is confident of such closing, there can be no assurance that the Company will be successful in meeting such conditions to closing or that should this transaction not close that the Company will be able to locate other acquisition candidates or that if such operations are found that a merger or acquisition agreement can be finalized.

STOCK BASED COMPENSATION

In October 1995, the financial accounting standards board ("FASB") issued statement of financial accounting standards (SFAS) No. 123. "Accounting for Stock-Based Compensation". The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period. There are currently no options outstanding.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments". This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This Statement; (a) Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation ; (b) Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; (c) Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d)Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
(e) Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe this statement will have a material impact on its financial statements.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURED PROMISSORY NOTE RECEIVABLE

The Company loaned $1,000,000 to Kraft RT. on March 16, 2006. The note is due by March 16, 2007 and incurs interest in the amount of 10% per annum. The loan is secured by shares of Kraft RT. pledged by Zoltan Kiss, a director of Kraft RT. the shares of Kraft RT. pledged by Mr. Kiss represent 20% of the total outstanding of Kraft RT.

NOTE 3 - SHORT TERM BORROWING IN DEFAULT

The Company is in default on an uncollateralized note payable due to an unrelated third party in the principal amount of $1,500,000 plus accrued interest of approximately $1,398,000 at March 31, 2006. Originally bearing interest at 8%; the note accrues interest at 10% while in default. The holder of such indebtedness has not sought to collect the amounts due; however, were the company required to pay such certain indebtedness it would be necessary to secure additional financing.

NOTE 4 - MARCH 2006 BRIDGE NOTES PAYABLE

On March 16, 2006, the Company entered into a financing arrangement with several investors (the "March Investors") for the sale of $1,250,000 in notes (the "Notes"). The Notes are interest free and mature on the earlier of (i) March 16, 2009 or (ii) the Company closing on a financing in the aggregate amount of $12,000,000. The Company has granted the March Investors piggyback registration rights with respect to the shares and the shares of common stock underlying the warrants. The Company recorded a discount totaling $265,000 to reflect imputed interest of the Notes. The discount is being amortized as interest over the term of the Notes.

In May 2006, the notes were amended to include common stock warrants for the purchase of 625,000 shares of the Company's common stock at an exercise price of $1.20 per share (the "Warrants").

The Notes and Warrants were offered and sold to the March Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to section 4(2) under the securities act of 1933 and rule 506 promulgated there under. Each of the March investors is an accredited investor as defined in rule 501 of regulation d promulgated under the securities act of 1933.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPOSED SHARE PURCHASE AGREEMENT WITH KRAFT RT.

On August 9, 2005, American United Global, Inc. (the "Company") entered into a share purchase agreement (the "Agreement") with Kraft RT., a Hungarian corporation, and the shareholders of Kraft RT. (the "Sellers"). Kraft RT. is an equipment manufacturing company headquartered in Budapest, Hungary engaged in the development and manufacturing of vacuum based production and quality control equipment used in several hi-tech industries. Kraft RT. is presently focusing its efforts on the development of its manufacturing business relating to the production of thin film based photovoltaic modules. Pursuant to the agreement, the company has agreed to acquire and, the sellers have agreed to sell, 100% of the seller's interest in Kraft RT., the Company will issue to the sellers 24,000,000 shares of common stock of the Company (the "shares"). On January 30,2006, the original share agreement expired.

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

The closing of the acquisition of 85.5% of Kraft RT. is expected to occur no later than 45 days from the completion and delivery to the Company of the Kraft RT. audited financial statements for the year ended December 31, 2005 by Kraft RT. prior to closing, all closing conditions must be satisfied including, but not limited to, the satisfaction of various material liabilities and the closing of a financing in the minimum amount of $6,000,000 by the Company. No material relationship exist between the shareholders of Kraft RT. and The Company and/Orits affiliates, directors, officers or any associate of an officer or director.

NOTE 6 - SALE OF COMMON STOCK

In March 2006, the Company sold an additional 522,000 shares of the Company's common stock at a price of $.50 per share pursuant to an ongoing offering of securities.

In May 2006, as the result of changes in other financing transactions to which the Company is completing the acquisition of substantially all the outstanding shares of Kraft (Note 5), the Company amended the subscription agreements to increase the number of shares issued pursuant to this offering. The number of common shares issued was increased from 712,000 (190,000 sold in 2005 and 522,000 shares sold in March 2006) to 1,139,200 shares.

                          AMERICAN UNITED GLOBAL, INC.
                                 & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - KATZ SETTLEMENT

Howard Katz, a former member of the board of directors, was in discussions with the Company over the terms of a settlement of a debt that he claims was owed him. The Company entered into a settlement agreement with Mr. Katz in April 2006, pursuant to which the Company issued 176,000 shares of common stock in consideration for the Company and Mr. Katz signing mutual releases. In connection therewith, Mr. Katz also resigned as a member of the board of directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

The information in this registration statement contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this registration statement are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

General and administrative expenses totaled $125,000 for the three months ended March 31, 2006 as compared to $89,000 for the three months ended March 31, 2005, an increase of $36,000 which is attributable to increases in salaries and consulting fees. Net interest expense for the three months ended March 31, 2006 was $198,000 as compared to $179,000 during the three months ended March 31, 2005. The increase in net interest expense is primarily due to the expense related to the beneficial conversion feature of loans from the Rubin Family Trust during the three-month period ended March 31, 2006. This expense did not exist during the three-month period ended March 31, 2005.

Liquidity and Capital Resources

The Company's primary needs for liquidity and capital resources are the funding of salaries and other administrative expenses related to the management of the Company.

During the three months ended March 31, 2006, cash and cash equivalents increased by $141,000 from December 31, 2005. This increase was attributable to the issuance of secured convertible notes.

The Company's cash, cash equivalents and marketable securities of $237,000 as of March 31, 2006 are not sufficient to support current levels of operations for the next twelve months and it will be necessary for the Company to seek additional financing.

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

                           PART 2 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES

On March 16, 2006, the Company entered into a Securities Purchase Agreement, as amended on May 18, 2006, with several investors (the "March Investors") for the sale of (i) $1,250,000 in notes (the "Notes"), (ii) 1,000,000 shares of common stock of the Company (the "Shares") and (iii) common stock purchase warrants to purchase 625,000 shares of common stock at $1.20 price per share for a period of five years (the "Warrants").

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

In March 2006, the Company sold an additional 522,000 shares of the Company's common stock at a price of $.50 per share resulting in an aggregate issuance since the quarter ended December 31, 2005 of 712,000 shares of common stock. In May 2006, as the result of changes in other financing transactions pursuant to which the Company intends to complete the acquisition of substantially all the outstanding shares of Kraft, the Company amended the subscription agreements to increase the number of shares issued pursuant to this offering. The number of common shares issued was increased from 712,000 to 1,139,200 shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

      Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

ITEM 5. OTHER INFORMATION

      Not Applicable

ITEM 6. EXHIBITS

31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of June 2, 2006.

                          AMERICAN UNITED GLOBAL, INC.


By:   /s/ Robert M. Rubin               Date: June 5, 2006
      ---------------------------
      Robert M. Rubin
      Chief Executive Officer


By:   /s/ David M. Barnes               Date: June 5, 2006
      ---------------------------
      David M. Barnes
      Chief Financial Officer