Form 10QSB
period 2006-06-30
Solar Thin Films, Inc.
filed 2006-10-26
CIK 859792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ___________.

Commission file number: 000-19404

SOLAR THIN FILMS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-4356228
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25 Highland Boulevard, Dix Hills, New York 11746
(Address of principal executive offices)

(516) 417-8454
 (Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of October 19, 2006 we had 26,031,354 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SOLAR THIN FILMS, INC.

FORM 10-QSB
FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2006
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,633,781
Accounts receivable, net of allowance for doubtful accounts	10,651
Inventory	725,274
Prepaid expenses	209,123
Advances and other current assets	82,119
Total current assets	6,660,948

Property, plant and equipment, net of accumulated depreciation of $52,804	447,920

Other assets:
Deferred financing costs, net of accumulated amortization of $8,877	598,623
Other assets	12,123
Total other assets	610,746

Total assets	$7,719,614
LIABILITIES AND IN STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,886,215
Advances received from customers	573,405
Note payable-other (Note 5)	1,500,000
Notes payable-related parties	159,000
Total current liabilities	4,118,620

Convertible notes payable, net of unamortized discount (Note 7)	1,079,484
Warrant liability (Note 7 )	9,868,394
Dividends payable (Note 6)	172,531
Total long term debt	11,120,409

Commitments and contingencies (Note 11)

Stockholder's Deficit
Preferred stock, par value $0.01 per share; 1,200,000 shares authorized; -0- issued and outstanding	-
Series B-1 Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, 228,652 issued and outstanding	2,286
Series B-3 Preferred stock, par value $0.01 per share, 232,500 shares authorized, 48,486 issued and outstanding	475
Series B-4 Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, 95,500 issued and outstanding	955
Common stock, par value $0.01 per share, 40,000,000 shares authorized, 25,656,354 issued and outstanding	256,563
Additional paid in capital	233,902
Treasury stock, at cost	(80,000)
Accumulated deficit	(7,920,752)
Accumulated other comprehensive income (loss)	(12,844)
Total stockholders' deficit	(7,519,415)
Total Liabilities and Stockholders' Deficit	$7,719,614

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
REVENUE:	$130,698	$158,942	$312,185	$365,392
Cost of goods sold	113,961	115,540	228,015	200,989
Gross profit	16,737	43,402	84,170	164,403

OPERATING EXPENSES:
General, selling and administrative expenses	192,653	174,472	522,904	369,107
Organization costs in connection with merger (Note 1)	7,856,522	-	7,856,522	-
Depreciation	12,410	2,969	17,748	7,332
Total operating expenses	8,061,585	177,441	8,397,174	376,439

NET LOSS FROM OPERATIONS	(8,044,848)	(134,039)	(8,313,004)	(212,036)

Other income/(expense)
Foreign exchange expense (gain):	(1,264)	781	1,568	3,707
Unrealized gain (loss) relating to adjustment of warrant liability to fair value	1,525,558	-	1,525,558	-
Interest expense, net	(156,142)	(3,951)	(172,741)	(3,951)
Debt acquisition costs	(8,877)	-	(8,877)	-
Other income/(expense)	-	228,950	13,727	243,461

Net income (loss) before provision for income taxes	(6,685,573)	91,741	(6,953,769)	31,181

Income taxes (benefit)	-	-	-	-

NET (LOSS) INCOME	$(6,685,573)	$91,741	$(6,953,769)	$31,181

Net income (loss) per common share (basic and fully diluted)	$(0.26)	$0.01	$(0.27)	$0.01

Weighted average shares outstanding	25,656,354	25,656,354	25,656,354	25,656,354

Comprehensive losses:
Net (Loss) Income	$(6,685,573)	$91,741	$(6,953,769)	$31,181
Foreign currency transaction gain (loss)	(36,566)	2,583	(44,841)	50,491

Comprehensive (Loss) Income	$(6,722,139)	$94,324	$(6,998,610)	$81,672

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
Six months ended June 30, 2006

	Preferred Series B-1		Preferred Series B-3		Preferred Series B-4
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2005	-	-	-	-	-	-
Shares issued to Kraft RT shareholders in exchange for 95.5% of issued and outstanding Kraft RT shares in connection with Securities Purchase Agreement on June 14, 2006 (Note 1)	-	-	-	-	95,500	$955
Kraft Shares exchanged for Solar shares in connection with Share Exchange Agreement	-	-	-	-	-	-
Transfer of 225 Kraft Shares to minority interest	-	-	-	-	-	-
Effect of merger with Solar Thin Films, Inc. (formerly American Global United) on June 14, 2006	228,652	2,286	47,518	475	-	-
Net Loss at June 30, 2006	-	-	-	-	-	-
Balance at June 30, 2006	228,652	$2,286	47,518	$475	95,500	$955

	Common shares		Additional	Treasury	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Paid in Capital	Stock	Income (loss)	Deficit	Deficiency
Balance at December 31, 2005	5,000	$240,400	$253,781	$-	$31,997	$(966,983)	$(440,805)
Shares issued to Kraft RT shareholders in exchange for 95.5% of issued and outstanding Kraft RT shares in connection with Securities Purchase Agreement on June 14, 2006 (Note B)	-	-	(955)	-	-	-	-
Kraft Shares exchanged for Solar shares in connection with Share Exchange Agreement Transfer	(4,775)	(240,400)	240,400	-	-	-	-
Transfer of 225 Kraft Shares to minority interest		-	-	-	-	-	-
Effect of merger with Solar Thin Films, Inc. (formerly American Global United) on June 14, 2006	25,656,354	256,563	(259,324)	(80,000)	-	-	(80,000)
Net Loss at June 30, 2006	-	-	-	-	(44,841)	(6,953,769)	(6,998,610)
Balance at June 30, 2006	25,656,354	$256,563	$233,902	$(80,000)	$(12,844)	$(7,920,752)	$(7,519,415)

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(6,953,769)	$31,181
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	17,748	7,332
Amortization of deferred financing costs	8,877	-
Amortization of debt discounts	111,656	-
Organization costs in connection with merger	7,856,522	-
Unrealized gain on change in fair value of warrant liabilities	(1,525,558)	-
Loss on sale of asset	23,366	18,807
(Increase) decrease in:
Accounts receivable	1,380	80,180
Inventory	(343,900)	60,270
Prepaid expenses	(176,346)	27,703
Advances and other current assets	3,443	9,202
Other assets	(7,803)	235
Increase (decrease) in:
Accounts payable and accrued liabilities	267,363	(219,235)
Advances received from customers	474,167	(7,258)
Other current liabilities	(2,545)	3,270
Net cash used in operations	(245,399)	(11,687)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in connection with merger with American United Global	5,258,503	-
Acquisition of property, plant and equipment	(347,078)	(40,349)
Net cash provided by (used in) investing activities:	4,911,425	(40,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided by notes payable, other-net	979,948	49,065
Cash provided by (paid to) notes payable, related party	(433)	-
Net cash provided by financing activities:	979,515	49,065

Effect of currency rate change on cash	(44,841)	50,491

Net increase in cash and cash equivalents	5,600,700	70,894
Cash and cash equivalents at beginning of period	33,081	25,909
Cash and cash equivalents at end of period	$5,633,781	$96,803

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements of Solar Thin Films, formerly known as American United Global Inc., (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six -month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 8-K dated June 14, 2006 as filed with the SEC on July 17, 2006.

Business and Basis of Presentation

The Company is incorporated under the laws of the State of Delaware, and is in the business of designing, manufacturing and marketing Solar Panel equipment on a world wide basis.

The consolidated financial statements include the accounts of the Company and its wholly and majority- owned subsidiaries, Kraft, Rt. and Superior Ventures Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

Merger and Corporate Restructure

On June 14, 2006, the Company entered into a Securities Purchase Agreement (“Agreement” or “Merger”) with Kraft Rt. ("Kraft”), a company formed under the laws of the country of Hungary. As a result of the Merger, there was a change in control of the public entity. In accordance with SFAS No. 141, Kraft was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of Kraft's capital structure.

For accounting purposes, the Company accounted for the transaction as a reverse acquisition and Kraft is the surviving entity. The total purchase price and carrying value of net assets acquired was $(7,856,522). The Company did not recognize goodwill or any intangible assets in connection with the transaction. Prior to the Agreement, the Company was an inactive corporation with no significant assets and liabilities.

Effective with the Agreement, 95.5% of previously outstanding shares of its common stock owned by the Kraft’s shareholders were exchanged for an aggregate of 95,500 shares of the Company’s newly issued Series B-4 Preferred Stock (the “Series B-4 Preferred”). The Series B-4 Preferred are each automatically convertible into 350 shares of common stock or an aggregate of 33,425,000 shares of the Company’s common stock. The conversion is subject to the Company increasing its authorized shares of common stock. Under the Agreement, prior to such conversion, each Series B-4 Preferred share will have the voting rights equal to 350 shares of common stock and vote together with the shares of common stock on all matters.

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The value of the stock that was issued was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of Kraft, Rt. prior to the merger with American United Global.

The total consideration paid was $(7,856,522) and the significant components of the transaction are as follows:

American United Global, Inc.
Summary Statement of Financial Position
At June 14, 2006

Current Assets:
Cash	$5,258,503
Other assets:
Deferred loan costs, net of accumulated amortization of $-0-	607,500
Notes receivable-Kraft RT	1,500,000

Current Liabilities:
Note payable - unsecured	(1,500,000)
Accrued interest and other	(1,435,200)
Long Term liabilities:
$525,000 Convertible debenture; less unamortized debt discount of $266,935	(258,065)
$1,250,000 Convertible debenture; less unamortized debt discount of $538,409	(711,591)
$6,000,000 Convertible debenture; less unamortized debt discount of $6,000,000	-0-
Warrant liability	(11,393,952)

Preferred stock: series B-1	(2,287)
Preferred stock: series B-3	(475)
Preferred stock: series B-4	(955)
Treasury stock, at cost	80,000

Net liabilities assumed	$(7,856,522)

In accordance with SOP 98-5, the Company expensed $7,856,522 as organization costs during the period ended June 30, 2006.

Subsequent to the date of the financial statements, the Company changed its name from American United Global Inc. to Solar Thin Films, Inc.

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

For revenue from product/contract sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: 1) Persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the selling price is fixed and determinable; and 4) collectibility is reasonably assured.

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of June 30, 2006 are $573,405. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant.

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectibility is reasonable assured and title and risk of ownership is passed to the customer, which is usually upon shipment. However, certain customers traditionally have requested to take title and risk of ownership prior to shipment. Revenue for these transactions are recognized only when:

1. Title and risk of ownership have passed to the customer;

2. The Company has obtained a written fixed purchase commitment;

3. The customer has requested the transaction be on a bill and hold basis;

4. The customer has provided a delivery schedule;

5. All performance obligations related to the sale have been completed;

6. The product has been processed to the customer’s specifications, accepted by the customer and made ready for shipment;

7. The product is segregated and is not available to fill other orders.

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the company. There were no bill and hold transactions at June 30, 2006.

Currently, there are no warranties provided with the purchase of the Company‘s products. The cost of replacing defective products and product returns have been immaterial and within management’s expectations. In the future, when the Company deems warranty reserves are appropriate then such costs will be accrued to reflect anticipated warranty costs.

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2"), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development cost must be charged to expense as incurred. Accordingly, internal research and developments cost is expensed as incurred.

Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for the three and six months ended June 30, 2006 and 2005, respectively.

Reclassification

Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective for the six months ended June 30, 2006 the Company has adopted SFAS 123 (R) which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants before December 31, 2005 and during the six months ended June 30, 2006 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006 and for the six months ended June 30, 2006.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards No. 130; “Reporting Comprehensive Income” (SFAS) No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”. Assets and liabilities are translated at current exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholder’s equity. Foreign currency transaction gains and losses are included in the statement of shareholders equity and the statement of operations when applicable.

Net Earnings Per Common Share

The Company has adopted SFAS no. 128 "earnings per share". Basic income (loss) per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed in a manner similar to the basic loss per share, except that the number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Potentially dilutive common shares excluded from this computation were shares totaling 60,720,286 and -0- as of June 30, 2006 and 2005, respectively.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred a net loss from continuing operations of $6,685,573 for the three months ended June 30, 2006. The Company's liabilities exceeded its assets by $7,519,415 as of June 30, 2006.

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of June 30, 2006 consist of the following.

Finished Goods	$53,242
Work in Progress	666,710
Raw Materials	5,322
$725,274

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at June 30, 2006 consist of the following:

Land and buildings	$12,842
Construction in progress	44,646
Furniture and fixture	51,956
Machinery, plant and equipment	391,280
Total	500,724
Accumulated depreciation	52,804
Property and equipment	$447,920

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2006 are as follows:

Accounts payable	$160,367
Other accrued expenses	290,648
Accrued interest	1,435,200
$1,886,215

NOTE 5 - NOTES PAYABLE OTHER

A summary of notes payable other at June 30, 2006 consists of the following:
Demand note payable: interest payable at 10.0 % per annum; in default and unsecured	1,500,000
$1,500,000

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 6- DIVIDENDS PAYABLE

In 2000 and 2001, the Company declared a dividend to its shareholders. However based on the Company’s limited financial resources it has been unable to pay it. The shareholders have conceded the deferment of this dividend until the company financially can afford paying it. At June 30, 2006 the outstanding balance was $172,531.

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES

A summary of convertible notes payable at June 30, 2006 is as follows:

Convertible notes payable (“September 2005”), non-interest bearing interest; secured and due March 2007;
The Noteholder has the option to convert unpaid note principal to the Company’s common stock at a conversion price equal to 50% of the closing price on the day prior to the submission of the conversion notice, however, the conversion price may not be lower than $0.40 per share	$525,000
Debt Discount - beneficial conversion feature, net of accumulated amortization of $271,651	(253,349)
Net	271,651
Convertible notes payable (“March 2006”) non- interest bearing ; secured and due March 2009	1,250,000
Debt Discount - beneficial conversion feature, net of accumulated amortization of $56,787	(529,838)
Net	720,162
Convertible notes payable (“June 2006”), non- interest bearing; secured and due June 2009; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a rate of $1.00 per share.	6,000,000
Debt Discount - beneficial conversion feature, net of accumulated amortization of $87,671	(5,912,329)
87,671
Net	$1,079,484

September 2005 Financing

In connection with the merger and corporate restructure on June 14, 2006 (see Note 1), the Company assumed a Securities Purchase Agreement (the “September 2005 Agreement”) with Iroquois Master Fund Ltd., Smithfield Fiduciary LLC and Lilac Ventures Master Fund (collectively, the “September 2005 Investors”) dated September 22, 2005 for the sale of (i) $525,000 in senior secured convertible notes (the “September 2005 Notes”) and (ii) 840,000 shares of common stock of the Company (the “September 2005 Shares”). On September 26, 2005, the September 2005 Investors purchased the September 2005 Notes and September 2005 Shares.

The Notes are interest free, mature in March 2007 and are convertible into the Company’s common stock, at the September 2005 Investors' option, at a conversion price equal to 50% of the closing price on the day prior to the submission of the conversion notice, however, the conversion price may not be lower than $0.40 (the “Floor Price”).

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

Upon maturity of the Notes, the Company, at the option of the September 2005 Investors, may pay the principal of the September 2005 Notes in cash or shares. The Company may only pay in shares if proper notice has been sent to the September 2005 Investors indicating that the Company intends to pay in shares, the number of authorized but un-issued shares is sufficient for issuance, the shares are registered for resale and the Company is not in default under the transaction documents. If the September 2005 Notes are paid in shares upon maturity, then the number issuable is determined by dividing the principal then payable by the lower of (i) 50% of the closing price on the day prior to the submission of the conversion notice or (ii) 85% of the arithmetic average of the VWAP for the 20 trading days immediately prior to the date of conversion. However, in no event shall the conversion price be less than the Floor Price.

We have granted the September 2005 Investors a security interest in all of our assets as well as registration rights. We are required to file a registration statement registering the shares of common stock issuable upon conversion of the September 2005 Notes and the September 2005 Shares on the earlier of (i) 30 days from acquiring Kraft or (ii) 90 days from closing, and we are required to have such registration statement declared effective within 135 days from closing. Further, Robert Rubin, CEO and a director of the Company, has personally guaranteed payment of the September 2005 Notes.

The September 2005 Investors have contractually agreed to restrict their ability to convert the September 2005 Notes and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5), the Former Holding Company, American United Global, Inc. allocated, on a relative fair value basis, the net proceeds amongst the common stock and convertible notes issued to the investors. The Former recognized a discount to the notes in the amount of $ 221,519 during the year ended December 31, 2005. The note discount is being amortized over the maturity period of the notes, being eighteen months. The Former recognized an imbedded beneficial conversion feature present in the Convertible Notes and allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. As of December 31, 2005 the Former recognized $ 303,481 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Notes’ maturity period, being eighteen months, as interest expense.

The Company amortized the Convertible Notes’ debt discount and the debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $271,651 for the six months ended June 30, 2006.

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

March 2006 Financing

In connection with the merger and corporate restructure on June 14, 2006 (see Note 1), the Company assumed a financing arrangement dated March 16, 2006 with several investors (the "March Investors") for the sale of (i) $1,250,000 in notes (the "Notes"), (ii) 625,000 shares of common stock of the Company (the "Shares") and (iii) common stock purchase warrants to purchase 625,000 shares of common stock at $1.20 price per share for a period of five years (the "Warrants").

The Notes are interest free and mature on the earlier of (i) March 16, 2009 or (ii) the Company closing on a financing in the aggregate amount of $12,000,000. The Company has granted the March investors piggyback registration rights with respect to the Shares and the shares of common stock underlying the Warrants.

The March 2006 Notes are interest free and mature on the earlier of (i) March 16, 2009 or (ii) the Company closing on a financing in the aggregate amount of $12,000,000. The Company granted the March 2006 Investors registration rights with respect to the March 2006 Shares and the shares of common stock underlying the March 2006 Notes and the March 2006 Warrants. Further, Robert M. Rubin, CEO and a Director of the Company, has personally guaranteed payment of the March 2006 Notes.

The March 2006 Investors have contractually agreed to restrict their ability to convert the March 2006 Notes and exercise the March 2006 Warrants and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

The sale of the Notes was completed on March 16, 2006. As of the date hereof, the Company is obligated on $1,250,000 in face amount of Notes issued to the March investors.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5), the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock and the convertible notes issued to the investors. The accounting predecessor recognized a discount to the notes in the amount of $586,625 during the six months ended June 30, 2006. The note discount is being amortized over the maturity period of the Notes, being three (3) years.

In conjunction with raising capital through the issuance of $1,250,000 Notes, the Company has issued warrants that have registration rights for the underlying shares.  As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet $572,052 and charged to operations as interest expense.  Upon the registration statement being declared effective, the fair value of the warrant on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 93.03%, (3) risk-free interest rate of 5.08% to 5.10%, and (4) expected life of 5 years.

In connection with the merger and corporate restructure on June 14, 2006 (see Note 1), the Company assumed as a liability the fair value of $572,052 representing the warrants issued and outstanding as described above.

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The Company amortized the Convertible Notes’ debt discount and the debt discount attributed to the stock issuance and recorded non-cash interest expense of $8,571 for the six months ended June 30, 2006.

June 2006 Financing

In connection with the merger and corporate restructure on June 14, 2006 (see Note 1), the Company entered into a financing arrangement with several investors (the “June 2006 Investors”) pursuant to which it sold various securities in consideration of an aggregate purchase price of $6,000,000 consisting of the following securities:

•	$ 6,000,000 in senior secured convertible notes (“Notes”);

•	4,800,000 shares of the Company’s common stock;

•	Series A Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $2.00 per share for a period of three years (“Series A Warrants”);

•	Series B Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $2.20 per share for a period of four years (“Series B Warrants”);

•	Series C Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $3.00 per share for a period of three years (“Series C Warrants”); and

•	Series D Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $3.30 per share for a period of four years (“Series D Warrants”).

The Series B Warrants and the Series D Warrants are exercisable only following the exercise of the Series A Warrants and the Series C Warrants, respectively, on a share by share basis.

The June 2006 Notes are interest free and mature in June 2009 and are convertible into the Company’s common stock, at the June 2006 Investors’ option, at a conversion price equal to $1.00 per share. The Company granted the June 2006 Investors a first priority security interest in all of its assets subject only to the secured convertible notes in the amount of $525,000 previously issued in September 2005. In addition, the Company pledged one hundred percent (100%) of the shares held its majority owned subsidiary , Kraft Rt, as collateral to the June 2006 Investors.

The Company granted the June 2006 Investors registration rights with respect to the June 2006 Shares, and the shares of common stock underlying the June 2006 Notes, Series A Warrants, Series B Warrants, the Series C Warrants and Series D Warrants. The Company is required to file a registration statement within 30 days from closing and have such registration statement declared effective within 90 days from closing if the registration statement is not reviewed or, in the event that the registration statement is reviewed, within 120 days from closing. If the Company fails to have the registration statement filed or declared effective by the required dates, it will be obligated to pay liquidated damages equal to 2% of the aggregate financing to each investor upon any such registration failure and for each thirty days that such registration failure continues. The liquidated damages, which approximate $ 120,000 per month, may be paid, at the Company’s option, in cash or unregistered shares of the Company’s common stock.

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The June 2006 Investors have contractually agreed to restrict their ability to convert the June 2006 Notes, Series A Warrants, Series B Warrants, Series C Warrants and Series D Warrants and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5), the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock and Convertible Notes issued to the investors. The Company recognized a discount to the Notes in the amount of $ 6,000,000 during the six months ended June 30, 2006. The note discount is being amortized over the maturity period of the notes, being three (3) years. The accounting predecessor recognized an imbedded beneficial conversion feature present in the Convertible Notes and allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. As of June 30, 2006, the Company recognized $1,677,019 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Notes’ maturity period, being three (3) years, as interest expense.

The Company amortized the Convertible Notes’ debt discount and the debt discount attributed to the beneficial conversion feature and recorded a non-cash interest expense of $87,671 for the six months ended June 30, 2006.

In conjunction with raising capital through the issuance of $6,000,000 Notes, the Company has issued warrants that have registration rights for the underlying shares.  As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet $10,821,900 and charged to operations as interest expense.  Upon the registration statement being declared effective, the fair value of the warrant on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 93.03%, (3) risk-free interest rate of 5.08% to 5.10%, and (4) expected life of 5 years.

In connection with the merger and corporate restructure on June 14, 2006 (see Note 1) , the Company assumed as liability the fair value of $10,821,900 representing the warrants issued and outstanding as described above .

NOTE 8- CAPITAL STOCK

Preferred Stock

The Company has authorized 1,200,000 shares of 12.5% cumulative preferred stock, with a par value of $.01 per share. The preferred stock is entitled to preference upon liquidation of $1.00 per share for any unconverted shares. There were no preferred shares outstanding as of June 30, 2006.

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 8- CAPITAL STOCK (continued)

The Board of Directors has designated 1,000,000 shares of its preferred stock as Series B-1 Preferred Stock (“B-1 Preferred”). Each share of Series B-1 Preferred stock is entitled to preference upon liquidation of $3.50 per share for any unconverted shares. Each share of the Series B-1 Preferred Stock shall be entitled to one (1) vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Twenty-five (25) Series B-1 Preferred shares may be converted to one (1) share of the Company’s common stock. As of June 30, 2006, there were 228,652 shares of Series B-1 Preferred issued and outstanding.

The Board of Directors has designated 232,500 shares of its preferred stock as Series B-3 Preferred Stock (“B-3 Preferred”). Each share of the Series B-3 Preferred Stock shall be entitled to twenty (20) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Each Series B-3 Preferred share may be converted to twenty (20) shares of the Company’s common stock. As of June 30, 2006, there were 48,486 shares of Series B-3 Preferred issued and outstanding.

In June, 2006 the Board of Directors designated 1,000,000 shares of its preferred stock as Series B-4 Preferred Stock (“B-4 Preferred”). Each share of Series B-4 Preferred stock is entitled to preference upon liquidation of $3.50 per share for any unconverted shares. Each share of the Series B-4 Preferred Stock shall be entitled to three hundred fifty (350) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Each Series B-4 Preferred share may be converted to three hundred fifty (350) shares of the Company’s common stock at the option of the holder. As of June 30, 2006, there were 95,500 shares of Series B-4 Preferred issued and outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $.01 per share. As of June 30, 2006, there were 25,656,354 shares of common stock issued and outstanding.

NOTE 9- RELATED PARTY TRANSACTIONS

The Company has a marketing arrangement and a research and development arrangement with TerraSolar and RESI, respectively. Kraft is currently negotiating definitive agreements with both parties. There is no assurance that definitive agreements will be reached with either party. Zoltan Kiss, the Company’s Chairman of the Board, is a shareholder of TerraSolar, and a Director, Executive Officer and majority shareholder of RESI.

NOTE 10- ECONOMIC DEPENDENCY

During the six months ended June 30, 2006 approximately $293,000 or 94% of total revenues, were derived from two customers. During the six months ended June 30, 2006 approximately $25,000, or 11% of total materials, were purchased from one vendor.

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 11- COMMITMENTS AND CONTINGENCIES

Litigation

On or about December 12, 2003, New York Medical, Inc. and Redwood Investment Associates, L.P filed a complaint against the Company in the Supreme Court of New York in New York County. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff’s claims and intends to vigorously defend itself against the Plaintiff’s claims. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Kraft has recently terminated discussions with a former consultant and director and disputed shareholder of Kraft (the “Party”) regarding the Party serving as an executive officer and director of the Company upon the finalizing of the acquisition by the Company of Kraft. In order to acquire an interest in Kraft, the Party received a loan from Kraft. As of the date hereof, the loan is past due. Kraft intends to proceed with legal action to have the issuance of such interest in Kraft declared null and void due to failure of payment. The Party has threatened to commence litigation to enforce any rights that he may have under Hungarian law. The management of the Company and Kraft believe that all claims asserted by the Party are without merit and intend to vigorously defend any action commenced by the Party.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Contingent Obligation

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

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 11- COMMITMENTS AND CONTINGENCIES (continued)

Employment and Consulting Agreements

The Company has consulting agreements with its key officers. In addition to compensation and benefit provisions, the agreements include non-disclosure and confidentiality provisions for the protection of the Company's proprietary information.

In connection with the merger with Kraft, the Company entered into consulting agreements with its Chief Executive Officer and Chairman of the Board of Directors pursuant to which each officer and Director will receive annual remuneration of $160,000 per annum and major medical benefits in consideration for services performed on behalf of the Company. Each of these agreements is for a term of three years.

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from the inception and renewable automatically from year to year unless either the company or consultant terminates such engagement by written notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

GENERAL

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited financial statements and explanatory notes for the year ended December 31, 2005 as disclosed in our report on Form 8-K dated June 14, 2006 as filed with the SEC on July 17, 2006.

Forward-Looking Statements

We may from time to time make written or oral statements that are "forward-looking," including statements contained in this prospectus and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to uncertainties associated with the following:

(a) volatility or decline of our stock price;

(b) potential fluctuation in quarterly results;

(c) our failure to earn revenues or profits;

(d) inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;

(e) inadequate capital to continue business;

(f) changes in demand for our products and services;

(g) rapid and significant changes in markets;

(h) litigation with or legal claims and allegations by outside parties;

(i) insufficient revenues to cover operating costs.

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and notes thereto, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management.

General Overview

We are presently engaged in the design, development and construction on behalf of its customers of turnkey manufacturing plants that produce photovoltaic thin film modules for sale. We expect the primary use of such photovoltaic thin film modules is to be used by corporations and governments in the development and construction of solar power plants. Kraft, in the future, may further integrate itself in this industry through the engagement in other areas including, but not limited to, operating the manufacturing plants, selling thin film photovoltaic modules, installing the thin film photovoltaic modules and managing solar power plants.

Unless otherwise stated, the discussion and analysis refers to the business of Solar Thin Films, Inc. and does not refer to the operations for our former business which was essentially a non-operating shell company.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various others assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

•	Revenue Recognition
•	Allowance for doubtful accounts
•	Research and development
•	Warrant liability

Significant portions of Kraft’s revenues are derived from manufacturing. For revenue from product/contract sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statement (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: 1. Persuasive evidence of an arrangement exists; 2. delivery has occurred; 3. the selling price is fixed and determinable; and 4. collectibility is reasonable assured. Determination of criteria 3. and 4. are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The company defers any revenue for which the product has not been delivered or is subject to refund until such time that the company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant.

Currently, there are no warranties provided with the purchase of the Company’s products. The cost of replacing defective products and product return have been immaterial and within management’s expectations. In the future, when the company deems warranty reserves are appropriate that such costs will be accrued to reflect anticipated warranty costs.

Allowance For Doubtful Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience.

Research and development

Solar Thin Film’s accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development cost must be charged to expense as incurred. Accordingly, internal research and development cost are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

Warrant Liability

In connection with the placement of certain debt instruments during the six month ended June 30, 2006, we issued freestanding warrants. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we are required to account for these freestanding warrants as a derivative financial instrument liability, rather than as shareholders’ equity.

The warrant liability is initially measured and recorded at its fair value, and is then re-valued at each reporting date, with changes in the fair value reported as non-cash charges or credits to earnings. For warrant-based derivative financial instruments, the Black-Scholes option pricing model is used to value the warrant liability.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Use of Estimates

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities, if any, at the date of the financial statements. The Company analyzes its estimates, including those related to future oil and gas revenues and oil and gas properties, contingencies and litigation. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2006 TO THE THREE MONTHS ENDED JUNE 30, 2005

Revenues

For the three months ended June 30, 2006 revenues were $130,698 as compared to $158,942 for the comparative three month period in 2005, a decrease of $ 28,244 or 17.78%. This decrease in revenue was due to decreased export sales in 2006 as compared to 2005.

Cost of Sales

Our cost of goods sold for the three months ended June 30, 2006 were $113,961 or 87.2% of sales as compared to $115,540, or 72.69% of sales for the three months ended June 30, 2005. Our cost of sales primarily consists of the cost of labor, raw materials, and absorbed indirect manufacturing costs. The decrease in gross profit margin was due to the temporary production of certain items on an outsource basis which resulted in a somewhat higher cost.

Selling, General and Administrative Expenses

For the three months ended June 30, 2006 selling, general and administrative expenses were $192,653 or 147.4% of sales, as compared to $174,472, or 109.8% of sales in 2005. The increase in selling, general and administrative expenses of $18,522 is attributable to the additional staff, professionals and consultants supporting the recapitalization and growth.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 TO THE SIX MONTHS ENDED JUNE 30, 2005

Revenues

For the six months ended June 30, 2006 revenues were $312,185 as compared to $365,392 for the comparative six month period in 2005, a decrease of $ 53,207 or 14.6%. This decrease in revenue was due to decreased export sales in 2006 as compared to 2005.

Cost of Sales

Our cost of goods sold for six months ended June 30, 2006 was $ 228,015 or 73.0% of our sales as compared to $200,989, or 55.0% of our sales for the six months ended June 30, 2005. Our cost of sales primarily consists of the cost of labor, raw materials, and absorbed indirect manufacturing costs. The decrease in gross profit margin was due to the temporary production of certain items on an outsource basis which resulted in a somewhat higher cost.

Selling, General and Administrative Expenses

For the six months ended June 30, 2006 selling, general and administrative expenses were $ 522,904 or 167.5% of sales, as compared to $ 369,107, or 100.1% of sales in 2005. The increase in selling, general and administrative expenses of $153,797 is attributable to the additional staff, professionals and consultants supporting the recapitalization and growth.

Other Income / Expense

In the three and six month periods ended June 30, 2005, the Company recorded gains on forgiveness of indebtedness of $228,950 and $243,461 respectively. Such debt was owed to a related party.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company had working capital of $2,542,328. The Company generated a deficit in cash flow from operations of $ 245,399 for the six months ended June 30, 2006. This deficit is primarily attributable to the Company's net loss from operations of $6,953,769, partially offset by depreciation and amortization of $138,281 net with the gain in the fair value warrants issued of $1,525,558, organizational costs in connection with the merger of $7,856,522 and to changes in the balances of current assets and liabilities. Accounts payable and accrued expenses increased by $738,985, and inventory, prepaid expenses and other current assets reflected a net increase of $523,226.

Cash flows provided by investing activities for the six months ended June 30, 2006 was $4,911,425, primarily due to cash received through merger of $5,258,503 net of the purchase of property and equipment of $347,078.

The Company met its cash requirements during the period through net proceeds from the issuance of debt of $979,515, net.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow requirements from operations and development. While we believe we have sufficient cash on hand as of June 30, 2006 to meet our working capital needs and requirements for the next twelve (12) months, we are seeking additional financing, which may take the form of debt, convertible debt or equity, in order to provide the additional working capital and funds for expansion. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

INFLATION

The impact of inflation on the costs of the Company, and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on the Company’s operations over the past quarter, and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

We have sought to identify what we believe are significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise.

ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer, who is also presently serving as our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Kraft Rt. (“Kraft”), the Company’s majority owned subsidiary, has recently terminated discussions with a former consultant and director and disputed shareholder of Kraft (the “Party”) regarding the Party serving as an executive officer and director of the Company upon the finalization of the acquisition by the Company of Kraft. In order to acquire an interest in Kraft, the Party received a loan from Kraft. As of the date hereof, the loan is past due. Kraft intends to proceed with legal action to have the issuance of such interest in Kraft declared null and void due to failure of payment. The Party has threatened to commence litigation to enforce any rights that he may have under Hungarian law. The management of the Company and Kraft believe that all claims asserted by the Party are without merit and intend to vigorously defend any action commenced by the Party.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

June 2006 Financing

On June 14, 2006, we entered into a financing arrangement with several investors (the “June 2006 Investors”) pursuant to which it sold various securities in consideration of an aggregate purchase price of $6,000,000 (the “June 2006 Financing”).

In connection with the June 2006 Financing, we issued the following securities to the June 2006 Investors:

•	$6,000,000 in senior secured convertible notes (the “June 2006 Notes”);

•	4,800,000 shares of common stock of the Company (the “June 2006 Shares”);

•	Series A Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $2.00 per share for a period of three years (“Series A Warrants”);

•	Series B Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $2.20 per share for a period of four years (“Series B Warrants”);

•	Series C Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $3.00 per share for a period of three years (“Series C Warrants”); and

•	Series D Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $3.30 per share for a period of four years (“Series D Warrants”).

The Series B Warrants and the Series D Warrants are exercisable only following the exercise of the Series A Warrants and the Series C Warrants, respectively, on a share by share basis.

The June 2006 Notes are interest free and mature in June 2009 and are convertible into our common stock, at the June 2006 Investors’ option, at a conversion price equal to $1.00 per share. We granted the June 2006 Investors a first priority security interest in all of our assets subject only to the secured convertible notes in the amount of $525,000 previously issued in September 2005. In addition, we pledged the shares held in Kraft as collateral to the June 2006 Investors.

We granted the June 2006 Investors registration rights with respect to the June 2006 Shares, and the shares of common stock underlying the June 2006 Notes, Series A Warrants, Series B Warrants, the Series C Warrants and Series D Warrants. We were required to file a registration statement within 30 days from closing and have such registration statement declared effective within 90 days from closing if the registration statement is not reviewed or, in the event that the registration statement is reviewed, within 120 days from closing. If we fail to have the registration statement filed or declared effective by the required dates, we will be obligated to pay a penalty equal to 2% of the purchase price to each investor upon any such registration failure and for each thirty days that such registration failure continues.

The June 2006 Investors have contractually agreed to restrict their ability to convert the June 2006 Notes, Series A Warrants, Series B Warrants, Series C Warrants and Series D Warrants and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

Acquisition of Kraft Rt.

Commencing in March 2006 through June 2006, we entered into Securities Purchase Agreements with shareholders of Kraft that together owned 95.5% of the equity interest in Kraft to acquire their interests. On June 14, 2006, we closed on the acquisition of 95.5% of the outstanding securities of Kraft and, as a result, Kraft is now a majority-owned subsidiary of our company.

In consideration for the shares of Kraft, we issued the sellers an aggregate of 95,500 shares of Series B-4 Preferred Stock of our company (the “Preferred Shares”). The Preferred Shares are each automatically convertible into 350 shares of common stock or an aggregate of 33,425,000 shares of common stock upon our company increasing its authorized shares of common stock and, prior to such conversion, the Series B-4 Preferred Shares will have the same voting rights of the shares of common stock but with 350 votes for each Preferred Share and vote together with the outstanding shares of common stock on all matters.

Services

On June 15, 2006, our Board of Directors approved the issuance of 4,025,000 shares of common stock to nine parties that have provided various services to our company including investor relations, internal accounting and legal services. The shares were issued on June 22, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit
4.1	Registration Rights Agreement dated June 14, 2006 by and among the Company and the June 2006 Investors (1)

4.2	Form of Senior Secured Convertible Note dated June 14, 2006 (1)

4.3	Form of Series A Common Stock Purchase Warrant dated June 14, 2006(1)

4.4	Form of Series B Common Stock Purchase Warrant dated June 14, 2006(1)

4.5	Form of Series C Common Stock Purchase Warrant dated June 14, 2006(1)

4.6	Form of Series D Common Stock Purchase Warrant dated June 14, 2006(1)

4.7	Security Agreement dated June 14, 2006 by and between the Company and Smithfield Fiduciary LLC as Collateral Agent (1)

4.8	Guaranty dated as of June 14, 2006 by and between Kraft Rt. and Smithfield Fiduciary LLC as Collateral Agent(1)

4.9	Pledge Agreement dated as of June 14, 2006 by and between the Company and Smithfield Fiduciary LLC as Collateral Agent(1)

4.10	Account Receivables Lien Agreement entered by and between Kraft Rt. and the Investors dated June 12, 2006(1)

4.11	Mortgage Agreement entered by and between Kraft Rt. and the Investors dated June 12, 2006 (1)

4.12	Security Agreement entered by and between Kraft Rt. and the Investors dated June 12, 2006 (1)

31.1*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

* Filed herewith.

(1) Incorporated by reference to the Form 8-K Current Report filed on March 23, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR THIN FILMS, INC.

Date: October 25, 2006	By:	/s/ Robert M. Rubin
Robert M. Rubin Chief Executive Officer and Principal Financial Officer