Form 10QSB
period 2006-09-30
Solar Thin Films, Inc.
filed 2006-11-20
CIK 859792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ___________.

Commission file number: 000-19404

SOLAR THIN FILMS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-4356228
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25 Highland Blvd., Dix Hills, NY 11746
(Address of principal executive offices)

516-417-8454
 (Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 13, 2006 we had 26,031,354 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12-b2 of the Exchange Act). Yes / / No /X/

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

SOLAR THIN FILMS, INC.

FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,853,422
Accounts receivable, net of allowance for doubtful accounts	710,046
Inventory (Note 2)	847,152
Prepaid expenses	222,106
Advances and other current assets	44,671
Total current assets	6,677,397

Property, plant and equipment, net of accumulated depreciation of $70,620 (Note 3)	506,600

Other assets:
Deferred financing costs, net of accumulated amortization of $59,918	547,582
Other assets	12,211
Total other assets	559,793

Total assets	$7,743,790

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note 4)	$2,310,109
Advances received from customers	608,281
Note payable-other (Note 5)	1,500,000
Notes payable-related parties	159,000
Total current liabilities	4,577,390

Convertible notes payable, net of unamortized discount (Note 7)	1,721,505
Warrant liability (Note 7 )	5,466,090
Dividends payable (Note 6)	172,531
Total long term debt	7,360,126

Commitments and contingencies (Note 11)

Stockholders’ Deficit (Note 8)
Preferred stock, par value $0.01 per share; 1,200,000 shares authorized; -0- issued and outstanding	-
Series B-1 Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, 228,652 issued and outstanding	2,286
Series B-3 Preferred stock, par value $0.001 per share, 232,500 shares authorized, 47,518 issued and outstanding	475
Series B-4 Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, 95,500 issued and outstanding	955
Common stock, par value $0.01 per share, 40,000,000 shares authorized, 26,031,354 issued and outstanding	260,313
Additional paid in capital	698,902
Treasury stock, at cost	(80,000)
Accumulated deficit	(5,072,583)
Accumulated other comprehensive income (loss)	(4,074)
Total deficiency in stockholders' equity	(4,193,726)
Total Liabilities and Deficiency in Stockholders' Equity	$7,743,790

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
REVENUE:	$ 715,546	$ 232,332	$ 1,027,731	$ 597,724
Cost of goods sold	331,874	78,200	559,889	279,189
Gross profit	383,672	154,132	467,842	318,535

OPERATING EXPENSES:
Selling, general and administrative expenses	1,208,542	26,224	1,731,446	395,331
Research and development	-	97,475	-	97,475
Organization costs in connection with merger (Note 1)	-	-	7,856,522	-
Depreciation	17,816	17,194	35,564	24,526
Total operating expenses	1,226,358	140,893	9,623,532	517,332

NET INCOME (LOSS) FROM OPERATIONS	(842,686)	13,239	(9,155,690)	(198,797)

Other income/(expense)
Foreign exchange (expense) gain:	(5,185)	(720)	(3,617)	2,987
Unrealized gain relating to adjustment of warranty liability to fair value	4,402,304	-	5,927,862	-
Interest expense, net	(660,877)	(679)	(833,618)	(4,630)
Debt acquisition costs	(51,041)	-	(59,918)	-
Other income	5,654	40,582	19,381	284,043
Total other income	3,690,855	39,183	5,050,090	282,400

Net income (loss) before provision for income taxes	2,848,169	52,422	(4,105,600)	83,603

Income taxes expense	-	7,454	-	7,454

NET INCOME (LOSS)	$2,848,169	$44,968	$(4,105,600)	$76,149

Net income (loss) per common share (basic and fully diluted)	$0.11	$0.00	($0.16)	$0.00

Weighted average shares outstanding	25,733,800	25,656,354	25,682,453	25,656,354

Comprehensive losses:
Net Income (Loss)	$2,848,169	$44,968	$(4,105,600)	$76,149
Foreign currency transaction gain (loss)	8,770	50,022	(36,071)	(469)

Comprehensive Income (Loss)	$2,856,939	$94,990	$(4,141,671)	$75,680

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
Nine months ended September 30, 2006
(Unaudited)

	Preferred Series B-1		Preferred Series B-3		Preferred Series B-4
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2005	-	$-	-	$-	-	$-
Shares issued to Kraft RT shareholders in exchange for 95.5% of issued and outstanding Kraft RT shares in connection with Securities Purchase Agreement on June 14, 2006 (Note B)	-	-	-	-	95,500	955
Kraft Shares exchanged for Solar shares in connection with Share Exchange Agreement	-	-	-	-	-	-
Transfer of 225 Kraft Shares to minority interest	-	-	-	-	-	-
Effect of merger with Solar Thin Films, Inc. (formerly American Global United) on June 14, 2006	228,652	2,286	47,518	475	-	-
Common stock issued in September 2006 for services rendered at $1.25 per share	-	-	-	-	-	-
Net Loss at September 30, 2006	-	-	-	-	-	-
Balance at September 30, 2006	228,652	$2,286	47,518	$475	95,500	$955

					Other		Total
	Common shares		Additional	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Stock	Income (loss)	Deficit	Deficiency
Balance at December 31, 2005	5,000	$240,400	$253,781	$-	$31,997	$(966,983)	$(440,805)
Shares issued to Kraft RT shareholders in exchange for 95.5% of issued and outstanding Kraft RT shares in connection with Securities Purchase Agreement on June 14, 2006 (Note B)	-	-	(955)	-	-	-	-
Kraft Shares exchanged for Solar shares in connection with Share Exchange Agreement Transfer	(4,775)	(240,400)	240,400	-	-	-	-
Transfer of 225 Kraft Shares to minority interest	(225)	-	-	-	-	-	-
Effect of merger with Solar Thin Films, Inc. (formerly American Global United) on June 14, 2006	25,656,354	256,563	(259,324)	(80,000)	-	-	(80,000)
Common stock issued in September 2006 for services rendered at $1.25 per share	375,000	3,750	465,000	-	-	-	468,750
Net Loss at September 30, 2006	-	-	-	-	(36,071)	(4,105,600)	(4,141,671)
Balance at September 30, 2006	26,031,354	$260,313	$698,902	$(80,000)	$(4,074)	$(5,072,583	$(4,193,726)

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(4,105,600)	$76,149
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	35,564	24,526
Provision for doubt accounts	-	36,411
Common stock issued for services rendered	468,750	-
Forgiveness of debt-net	-	(202,340)
Amortization of deferred financing costs	59,918	-
Amortization of debt discounts	753,676	-
Organization costs in connection with merger	7,856,522	-
Unrealized gain on change in fair value of warrant liabilities	(5,927,862)	-
Loss on disposal of fixed assets	23,366	-
(Increase) decrease in:
Accounts receivable	(699,555)	87,114
Inventory	(465,778)	66,307
Prepaid expenses	(189,329)	35,894
Advances and other current assets	40,891	10,219
Other assets	(7,891)	-
Increase (decrease) in:
Accounts payable and accrued liabilities	680,502	(233,245)
Advances received from customers	509,043	67,822
Other current liabilities	(2,545)	(2,844)
Net cash used in operations	(970,328)	(33,987)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in connection with merger with American United Global	5,258,503	-
Acquisition of property, plant and equipment	(411,278)	(30,801)
Net cash provided by (used in) investing activities:	4,847,225	(30,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided by notes payable, other-net	979,948	497,439
Cash provided(used in) notes payable, related party	(433)	113,356
Net cash provided by financing activities:	979,515	610,795

Effect of currency rate change on cash	(36,071)	469

Net increase in cash and cash equivalents	4,820,341	546,476
Cash and cash equivalents at beginning of period	33,081	25,909
Cash and cash equivalents at end of period	$4,853,422	$572,385

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	-	806
Cash paid during the period for taxes	-	7,464
NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for services rendered	468,750	-
Abandonment of fixed asset-net of book value, in exchange for forgiveness of debt	-	16,008

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 8-K dated June 14, 2006 as filed with the SEC on July 17, 2006.

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

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In accordance with SOP 98-5, the Company expensed $7,856,522 as organization costs during the nine period ended September 30, 2006.

Subsequent to the date of the financial statements, the Company changed its name from American United Global Inc. to Solar Thin Films, Inc.

Revenue Recognition

For revenue from product/contract sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104"), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: 1) Persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the selling price is fixed and determinable; and 4) collectibility is reasonably assured.

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of September 30, 2006 are $608,281. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant.

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

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the company. There were no bill and hold transactions at September 30, 2006.

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

Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures of $-0- and $97,475 on research and product development for the three and nine months ended September 30, 2006 and 2005, respectively

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective for the nine months ended September 30, 2006 the Company has adopted SFAS 123 (R) which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants before December 31, 2005 and during the nine months ended September 30, 2006 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006 and for the nine months ended September 30, 2006.

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

Net Earnings Per Common Share

The Company has adopted SFAS no. 128 "earnings per share". Basic income (loss) per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed in a manner similar to the basic loss per share, except that the number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Basic and diluted loss per share includes the common shares issuable upon conversion of the series B-3 convertible preferred stock which was issued as a dividend to all common shareholders effective as of June 17, 2003. The remaining 47,518 common shares issuable upon conversion of the series B-3 preferred stock are included based on the preferred shareholders ability to share in distributions of earnings available, if any to the holders of common shares. Potentially dilutive common shares excluded from this computation were shares totaling 60,720,286 and -0- as of September 30, 2006 and 2005, respectively

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss from continuing operations of $4,105,600 for the nine months ended September 30, 2006. The Company's liabilities exceeded its assets by $4,193,726 as of September 30, 2006.

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

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of September 30, 2006 consist of the following.

Finished Goods	$231,065
Work in Progress	591,575
Raw Materials	24,512
$847,152

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at September 30, 2006 consist of the following:

Land and buildings	$12,842
Construction in progress	102,920
Furniture and fixture	51,956
Machinery, plant and equipment	409,502
Total	577.220

Accumulated depreciation	70,620
Property and equipment	$506,600

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

Depreciation and amortization expense was $17,816 and $17,194 for the three months ended September 30, 2006 and 2005, respectively ($35,564 and $ 24,526 for the nine months then ended respectively).

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2006 are as follows:

Accounts payable	$324,518
Other accrued expenses	550,391
Accrued interest	1,435,200
$2,310,109

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 5 - NOTES PAYABLE OTHER

A summary of notes payable other at September 30, 2006 consists of the following:

Demand note payable: interest payable at 10.0 % per annum; in default and unsecured
$1,500,000
$1,500,000

NOTE 6- DIVIDENDS PAYABLE

In 2000 and 2001, the Company declared a dividend to its shareholders. However based on the Company’s limited financial resources it has been unable to pay it. The shareholders have conceded the deferment of this dividend until the company financially can afford paying it. At September 30, 2006 the outstanding balance was $172,531.

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES

A summary of convertible notes payable at September 30, 2006 is as follows:

Convertible notes payable (“September 2005”), non-interest bearing interest; secured and due March 2007; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a conversion price equal to 50% of the closing price on the day prior to the submission of the conversion notice, however, the conversion price may not be lower than $0.40 per share	$525,000
Debt Discount - beneficial conversion feature, net of accumulated amortization of $360,275	(164,725)
Net	360,275
Convertible notes payable (“March 2006”) non- interest bearing ; secured and due March 2009	1,250,000
Debt Discount - beneficial conversion feature, net of accumulated amortization of $106,075	(480,550)
Net	769,450
Convertible notes payable (“June 2006”), non- interest bearing; secured and due June 2009; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a rate of $1.00 per share.	6,000,000
Debt Discount - beneficial conversion feature, net of accumulated amortization of $591,781	(5,408,220)
Net	591,780
Total	1,721,505
Less Current Maturities	( -0-)
Net	$1,721,505

September 2005 Financing

The Company entered a Securities Purchase Agreement (the “September 2005 Agreement”) with Iroquois Master Fund Ltd., Smithfield Fiduciary LLC and Lilac Ventures Master Fund (collectively, the “September 2005 Investors”) dated September 22, 2005 for the sale of (i) $525,000 in senior secured convertible notes (the “September 2005 Notes”) and (ii) 840,000 shares of common stock of the Company (the “September 2005 Shares”). On September 26, 2005, the September 2005 Investors purchased the September 2005 Notes and September 2005 Shares.

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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

We have granted the September 2005 Investors a security interest in all of our assets as well as registration rights. We are required to file a registration statement registering the shares of common stock issuable upon conversion of the September 2005 Notes and the September 2005 Shares on the earlier of (i) 30 days from acquiring Kraft or (ii) 90 days from closing, and we are required to have such registration statement declared effective within 135 days from closing. Further, Robert Rubin, a director of the Company, has personally guaranteed payment of the September 2005 Notes.

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

The Company amortized the Convertible Notes’ debt discount and the debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $360,275 for the nine months ended September 30, 2006.

March 2006 Financing

The Company entered into a financing arrangement dated March 16, 2006 with several investors (the "March Investors") for the sale of (i) $1,250,000 in notes (the "Notes"), (ii) 625,000 shares of common stock of the Company (the "Shares") and (iii) common stock purchase warrants to purchase 625,000 shares of common stock at $1.20 price per share for a period of five years (the "Warrants").

The Notes are interest free and mature on the earlier of (i) March 16, 2009 or (ii) the Company closing on a financing in the aggregate amount of $12,000,000. The Company has granted the March investors piggyback registration rights with respect to the Shares and the shares of common stock underlying the Warrants.

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5), the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock and the convertible notes issued to the investors. The accounting predecessor recognized a discount to the notes in the amount of $586,625 during the nine months ended September 30, 2006. The note discount is being amortized over the maturity period of the Notes, being three (3) years.

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

The Company amortized the Convertible Notes’ debt discount and the debt discount attributed to the stock issuance and recorded non-cash interest expense of $106,075 for the nine months September 30, 2006.

June 2006 Financing

In connection with the merger and corporate restructure on June 14, 2006 (see Note 1), the Company entered into a financing arrangement with several investors (the “June 2006 Investors”) pursuant to which it sold various securities in consideration of an aggregate purchase price of $6,000,000 consisting of the following securities:

•	$ 6,000,000 in senior secured convertible notes (“June 2006 Notes”);

•	4,800,000 shares of the Company’s common stock;

•	Series A Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $2.00 per share for a period of three years (“Series A Warrants”);

•	Series B Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $2.20 per share for a period of four years (“Series B Warrants”);

•	Series C Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $3.00 per share for a period of three years (“Series C Warrants”); and

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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

The Company granted the June 2006 Investors registration rights with respect to the June 2006 Shares, and the shares of common stock underlying the June 2006 Notes, Series A Warrants, Series B Warrants, the Series C Warrants and Series D Warrants. The Company is required to file a registration statement within 30 days from closing and have such registration statement declared effective within 90 days from closing if the registration statement is not reviewed or, in the event that the registration statement is reviewed, within 120 days from closing. If the Company fails to have the registration statement filed or declared effective by the required dates, it will be obligated to pay a liquidated damages equal to 2% of the aggregate financing to each investor upon any such registration failure and for each thirty days that such registration failure continues in cash.

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5), the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock and Convertible Notes issued to the investors. The Company recognized a discount to the Notes in the amount of $ 6,000,000 during the nine months ended September 30, 2006. The note discount is being amortized over the maturity period of the notes, being three (3) years. The accounting predecessor recognized an imbedded beneficial conversion feature present in the Convertible Notes and allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. As of September 30, 2006, the Company recognized $1,677,019 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Notes’ maturity period, being three (3) years, as interest expense.

The Company amortized the Convertible Notes’ debt discount and the debt discount attributed to the beneficial conversion feature and recorded a non-cash interest expense of $591,781 for the nine months ended September 30, 2006.

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

In connection with the merger and corporate restructure on June 14, 2006 (see Note 1), the Company assumed as liability the fair value of $10,821,900 representing the warrants issued and outstanding as described above.

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 8- CAPITAL STOCK

Preferred Stock

The Company has authorized 1,200,000 shares of 12.5% cumulative preferred stock, with a par value of $.01 per share. The preferred stock is entitled to preference upon liquidation of $1.00 per share for any unconverted shares. There are no preferred shares outstanding as of September 30, 2006.

The Board of Directors has designated 1,000,000 shares of its preferred stock as Series B-1 Preferred Stock (“B-1 Preferred”). Each share of Series B-1 Preferred stock is entitled to preference upon liquidation of $3.50 per share for any unconverted shares. Each shares of the Series B-1 Preferred Stock shall be entitled to one (1) vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Twenty-five (25) Series B-1 Preferred shares may be converted to one (1) share of the Company’s common stock. As of September 30, 2006, there were 228,652 shares of Series B-1 Preferred issued and outstanding.

The Board of Directors has designated 232,500 shares of its preferred stock as Series B-3 Preferred Stock (“B-3 Preferred”). Each share of the Series B-3 Preferred Stock shall be entitled to twenty (20) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Each Series B-3 Preferred share may be converted to twenty (20) shares of the Company’s common stock. As of September 30, 2006, there were 47,518 shares of Series B-3 Preferred issued and outstanding.

In June, 2006 the Board of Directors designated 1,000,000 shares of its preferred stock as Series B-4 Preferred Stock (“B-4 Preferred”). Each share of Series B-4 Preferred stock is entitled to preference upon liquidation of $3.50 per share for any unconverted shares. Each share of the Series B-4 Preferred Stock shall be entitled to three hundred fifty (350) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Each Series B-4 Preferred share may be converted to three hundred fifty (350) shares of the Company’s common stock at the option of the holder. As of September 30, 2006, there were 95,500 shares of Series B-4 Preferred issued and outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $.01 per share. As of September 30, 2006, there were 26,031,354 shares of common stock issued and outstanding.

In September 2006, the Company issued 375,000 shares of its Common stock for services rendered at $1.25 per share

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

NOTE 10- ECONOMIC DEPENDENCY

During the nine months ended September 30, 2006 approximately $938,779 or 91% of total revenues were derived from two customers. During the nine months ended September 30, 2006 approximately $243,094 or 19% of total materials were purchased from three vendors.

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

In connection with the merger with Kraft, the Company entered into consulting agreements with its Chairman of the Board of Directors and a director pursuant to which each will receive annual compensation of $160,000 per annum and major medical benefits in consideration for services performed on behalf of the Company. Each of these agreements is for a term of three years.

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from the inception and renewable automatically from year to year unless either the company or consultant terminates such engagement by written notice.

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 12- SUBSEQUENT EVENTS

On October 31 2006, the Company entered into an employment agreement with its newly appointed Chief Executive Officer pursuant to which he will receive an annual compensation of $200,000 per annum, 73,529 shares of our common stock annually and a ten year option to purchase 3,000,000 shares of common stock at an exercise price of $1.36 per share on a cashless basis (although the option has vested immediately, Mr. Toro is only permitted to sell 83,334 shares per month on a cumulative basis). The agreement is for a term of three years and includes other normal compensation provisions such as employee benefit program participation and reimbursement for travel and other related expenses incurred.

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

General Overview

We are presently engaged in the design, development and construction on behalf of our customers of turnkey manufacturing plants that produce photovoltaic thin film modules for sale. We expect the primary use of such photovoltaic thin film modules is to be used by corporations and governments in the development and construction of solar power plants. Kraft, in the future, may further integrate itself in this industry through the engagement in other areas including, but not limited to, operating the manufacturing plants, selling thin film photovoltaic modules, installing the thin film photovoltaic modules and managing solar power plants.

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

Warrant Liability

In connection with the placement of certain debt instruments during the nine month ended September 30, 2006, we issued freestanding warrants. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we are required to account for these freestanding warrants as a derivative financial instrument liability, rather than as shareholders’ equity.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

For the three months ended September 30, 2006 revenues was $715,546 as compared to $232,332 for the similar period in 2005, a increase of $483,214 or 208%. This increase in revenue was due to increased export sales volume in 2006 as compared to a more domestic revenue base in 2005.

Cost of Sales

Our cost of goods sold for three months ended September 30, 2006 were $331,874 or 46.42% of our sales as compared to $78,200, or 33.7% of our sales for the three months ended September 30, 2005. Our cost of sales predominantly consists of the cost of labor, raw materials, and absorbed indirect manufacturing costs. The increase in cost of sales as a percentage of revenue in 2006 over 2005 is attributable to temporary production of certain items on an outsourcing basis at a higher cost.

Selling, General and Administrative Expenses

For the three months ended September 30, 2006 selling, general and administrative expenses were $1,208,542 or 168.9% of sales, as compared to $26,224, or 11.3% of sales in 2005. The increase in selling, general and administrative expenses of $1,182,318 is attributable to the additional staff/consultants (legal, audit) supporting the recapitalization along with stock based compensation issued in 2006 of $468,750 as compared with $-0- in 2005.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2006 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

For the nine months ended September 30, 2006 revenues were $1,027,731 as compared to $597,724 for the similar period in 2005, a increase of $430,007 or 71.9%. This increase in revenue was due to increased volume of export sales in 2006 as compared to a more domestic base in 2005.

Cost of Sales

Our cost of goods sold for nine months ended September 30, 2006 were $559,889 or 54.5% of our sales as compared to $279,189, or 46.7% of our sales for the nine months ended September 30, 2005. Our cost of sales predominantly consists of the cost of labor, raw materials, and absorbed indirect manufacturing costs and the change in the margins was due to the temporary outsourcing of certain production items to meet our customer demands.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2006 selling, general and administrative expenses were $1,731,446 or 168.5% of sales, as compared to $395,331, or 66.1% of sales in 2005. The increase in selling, general and administrative expenses of $1,336,115 are attributable to the additional staff/consultants (legal, audit) supporting the recapitalization along with stock based compensation issued in 2006 of $468,750 as compared with $-0- in 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the Company had working capital of $2,100,007. The Company generated a deficit in cash flow from operations of $970,328 for the nine months ended September 30, 2006. This deficit is primarily attributable to the Company's net loss from operations of $4,105,600, partially offset by depreciation and amortization of $849,158 net with the gain in the fair value warrants issued of $5,927,862, organizational costs in connection with the merger of $7,856,522 and to changes in the balances of current assets and liabilities. Accounts payable and accrued expenses increased by $680,502, and inventory, prepaid expenses and other current assets increased (net) by $1,321,662.

Cash flows provided by in investing activities for the nine months ended September 30, 2006 was $4,847,225, primarily due to cash received through merger of $5,258,503 net with the purchase of property and equipment of $411,278.

The Company met its cash requirements during the period through net proceeds from the issuance of debt of $979,515, net.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow requirements from operations and development. While we believe we have sufficient cash on hand as of September 30, 2006 to meet our working capital needs and requirements for the next twelve (12) months, we are seeking additional financing, which may take the form of debt, convertible debt or equity, in order to provide the additional working capital and funds for expansion. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

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

ITEM 1. LEGAL PROCEEDINGS

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

In September 2006, we issued 375,000 shares of our Common stock for services rendered.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 10.1	Employment Agreement by and between Solar Thin Films, Inc. and Csaba Toro (1)

Exhibit 10.2	Stock Option Agreement by and between Solar Thin Films, Inc. and Csaba Toro (1)

Exhibit 31.1*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

*	Filed herewith.
(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 3, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 200	SOLAR THIN FILMS, INC. By: /s/ Csaba Toro Csaba Toro Chief Executive Officer and Principal Financial Officer