Form 10QSB/A
period 2006-06-30
Solar Thin Films, Inc.
filed 2007-01-19
CIK 859792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report of Solar Thin Films, Inc. (the “Company”) on Form 10-QSB/A for the quarter ended June 30, 2006, as filed with the Securities and Exchange Commission on October 26, 2006 (the “Original Filing”). This Amendment No.  1 is being filed for the purpose of correcting errors in accounting for and disclosing of the beneficial conversion feature , warrants issued , common shares issued and corresponding debt discount imbedded in a $1,250,000 convertible note payable assumed in connection with the Securities Purchase Agreement entered into with Kraft Rt. on June 14, 2006.

We have not updated the information contained herein for events occurring subsequent to October 26, 2006, the filing date of the Original Filing.

SOLAR THIN FILMS, INC .

FORM 10-QSB
FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2006
(Unaudited)

ASSETS	RESTATED
Current assets:
Cash and cash equivalents	$5,633,781
Accounts receivable, net of allowance for doubtful accounts of $ 0	10,651
Inventory	725,274
Prepaid expenses	209,123
Advances and other current assets	82,119
Total current assets	6,660,948

Property, plant and equipment, net of accumulated depreciation of $52,804	447,920

Other assets:
Deferred financing costs, net of accumulated amortization of $8,877	598,623
Other assets	12,123
Total other assets	610,746

Total assets	$7,719,614
LIABILITIES AND IN STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,886,215
Advances received from customers	573,405
Note payable-other (Note 5)	1,500,000
Notes payable-related parties	159,000
Total current liabilities	4,118,620

Convertible notes payable, net of unamortized discount (Note 7)	487,713
Warrant liability (Note 7 )	9,311,100
Dividends payable (Note 6)	172,531
Total long term debt	9,971,344

Commitments and contingencies (Note 11)

Stockholder's Deficit
Preferred stock, par value $0.01 per share; 1,200,000 shares authorized; -0- issued and outstanding	-
Series B-1 Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, 228,652 issued and outstanding	2,286
Series B-3 Preferred stock, par value $0.01 per share, 232,500 shares authorized, 48,486 issued and outstanding	475
Series B-4 Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, 95,500 issued and outstanding	955
Common stock, par value $0.01 per share, 40,000,000 shares authorized, 25,656,354 issued and outstanding	256,563
Additional paid in capital	233,902
Treasury stock, at cost	(80,000)
Accumulated deficit	(6,771,687)
Accumulated other comprehensive income (loss)	(12,844)
Total stockholders' deficit	(6,370,350)
Total Liabilities and Stockholders' Deficit	$7,719,614

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	RESTATED		RESTATED
	2006	2005	2006	2005
REVENUE:	$130,698	$158,942	$312,185	$365,392
Cost of goods sold	113,961	115,540	228,015	200,989
Gross profit	16,737	43,402	84,170	164,403

OPERATING EXPENSES:
General, selling and administrative expenses	192,653	174,472	522,904	369,107
Organization costs in connection with merger (Note 1)	6,681,891	-	6,681,891	-
Depreciation	12,410	2,969	17,748	7,332
Total operating expenses	6,886,954	177,441	7,222,543	376,439

NET LOSS FROM OPERATIONS	(6,870,217)	(134,039)	(7,138,373)	(212,036)

Other income/(expense)
Foreign exchange expense (gain):	(1,264)	781	1,568	3,707
Unrealized gain (loss) relating to adjustment of warrant liability to fair value	1,510,800	-	1,510,800	-
Interest expense, net	(166,950)	(3,951)	(183,549)	(3,951)
Debt acquisition costs	(8,877)	-	(8,877)	-
Other income/(expense)	-	228,950	13,727	243,461

Net income (loss) before provision for income taxes	(5,536,508)	91,741	(5,804,704)	31,181

Income taxes (benefit)	-	-	-	-

NET (LOSS) INCOME	$(5,536,508)	$91,741	$(5,804,704)	$31,181

Net income (loss) per common share (basic and fully diluted)	$(0.22)	$0.01	$(0.23)	$0.01

Weighted average shares outstanding	25,656,354	25,656,354	25,656,354	25,656,354

Comprehensive losses:
Net (Loss) Income	$(5,536,508)	$91,741	$(5,804,704)	$31,181
Foreign currency transaction gain (loss)	(36,566)	2,583	(44,841)	50,491

Comprehensive (Loss) Income	$(5,573,074)	$94,324	$(5,849,545)	$81,672

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
Six months ended June 30, 2006
RESTATED

	Preferred Series B-1		Preferred Series B-3		Preferred Series B-4
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2005	-	-	-	-	-	-
Shares issued to Kraft RT shareholders in exchange for 95.5% of issued and outstanding Kraft RT shares in connection with Securities Purchase Agreement on June 14, 2006 (Note 1)	-	-	-	-	95,500	$955
Kraft Shares exchanged for Solar shares in connection with Share Exchange Agreement	-	-	-	-	-	-
Transfer of 225 Kraft Shares to minority interest	-	-	-	-	-	-
Effect of merger with Solar Thin Films, Inc. (formerly American Global United) on June 14, 2006	228,652	2,286	47,518	475	-	-
Net Loss at June 30, 2006	-	-	-	-	-	-
Balance at June 30, 2006	228,652	$2,286	47,518	$475	95,500	$955

	Common shares		Additional	Treasury	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Paid in Capital	Stock	Income (loss)	Deficit	Deficiency
Balance at December 31, 2005	5,000	$240,400	$253,781	$-	$31,997	$(966,983)	$(440,805)
Shares issued to Kraft RT shareholders in exchange for 95.5% of issued and outstanding Kraft RT shares in connection with Securities Purchase Agreement on June 14, 2006 (Note B)	-	-	(955)	-	-	-	-
Kraft Shares exchanged for Solar shares in connection with Share Exchange Agreement Transfer	(4,775)	(240,400)	240,400	-	-	-	-
Transfer of 225 Kraft Shares to minority interest	(225)	-	-	-	-	-	-
Effect of merger with Solar Thin Films, Inc. (formerly American Global United) on June 14, 2006	25,656,354	256,563	(259,324)	(80,000)	-	-	(80,000)
Net Loss at June 30, 2006	-	-	-	-	(44,841)	(5,804,704)	(5,849,545)
Balance at June 30, 2006	25,656,354	$256,563	$233,902	$(80,000)	$(12,844)	$(6,771,687)	$(6,370,350)

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	RESTATED
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(5,804,704)	$31,181
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	17,748	7,332
Amortization of deferred financing costs	8,877	-
Amortization of debt discounts	122,464	-
Organization costs in connection with merger	6,681,891	-
Unrealized gain on change in fair value of warrant liabilities	(1,510,800)	-
Loss on sale of asset	23,366	18,807
(Increase) decrease in:
Accounts receivable	1,380	80,180
Inventory	(343,900)	60,270
Prepaid expenses	(176,346)	27,703
Advances and other current assets	3,443	9,202
Other assets	(7,803)	235
Increase (decrease) in:
Accounts payable and accrued liabilities	267,363	(219,235)
Advances received from customers	474,167	(7,258)
Other current liabilities	(2,545)	3,270
Net cash used in operations	(245,399)	11,687

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in connection with merger with American United Global	5,258,503	-
Acquisition of property, plant and equipment	(347,078)	(40,349)
Net cash provided by (used in) investing activities:	4,911,425	(40,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided by notes payable, other-net	979,948	49,065
Cash provided by (paid to) notes payable, related party	(433)	-
Net cash provided by financing activities:	979,515	49,065

Effect of currency rate change on cash	(44,841)	50,491

Net increase in cash and cash equivalents	5,600,700	70,894
Cash and cash equivalents at beginning of period	33,081	25,909
Cash and cash equivalents at end of period	$5,633,781	$96,803

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

For accounting purposes, the Company accounted for the transaction as a reverse acquisition and Kraft is the surviving entity. The total purchase price and carrying value of net assets acquired was $(6,681,891). The Company did not recognize goodwill or any intangible assets in connection with the transaction. Prior to the Agreement, the Company was an inactive corporation with no significant assets and liabilities.

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

The total consideration paid was $6,681,891 and the significant components of the transaction are as follows:
American United Global, Inc.
Summary Statement of Financial Position
At June 14, 2006

Current Assets:
Cash	$5,258,503
Other assets:
Deferred loan costs, net of accumulated amortization of $-0-	607,500
Notes receivable-Kraft RT	1,500,000

Current Liabilities:
Note payable - unsecured	(1,500,000)
Accrued interest and other	(1,435,200)
Long Term liabilities:
$525,000 Convertible debenture; less unamortized debt discount of $266,935	(258,065)
$1,250,000 Convertible debenture; less unamortized debt discount of $1,140,988	(109,012)
$6,000,000 Convertible debenture; less unamortized debt discount of $6,000,000	-0-
Warrant liability	(10,821,900)

Preferred stock: series B-1	(2,287)
Preferred stock: series B-3	(475)
Preferred stock: series B-4	(955)
Treasury stock, at cost	80,000

Net liabilities assumed	$(6,681,891)

In accordance with SOP 98-5, the Company expensed $6,681,891 as organization costs during the period ended June 30, 2006.

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

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred a net loss from continuing operations of $5,804,704for the six months ended June 30, 2006. The Company's liabilities exceeded its assets by $6,370,350as of June 30, 2006.

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155. “ Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “ Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “ Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.
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

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES

A summary of convertible notes payable at June 30, 2006 is as follows:

Convertible notes payable (“September 2005”), non-interest bearing interest; secured and due March 2007;
The Noteholder has the option to convert unpaid note principal to the Company’s common stock at a conversion price equal to 50% of the closing price on the day prior to the submission of the conversion notice, however, the conversion price may not be lower than $0.40 per share	$525,000
Debt Discount - beneficial conversion feature, net of accumulated amortization of $271,651	(253,349)
Net	271,651
Convertible notes payable (“ March 2006”) non- interest bearing ; secured and due March 2009	1,250,000
Debt Discount - net of accumulated amortization of $128,392	(1,121,609)
Net	128,391
Convertible notes payable (“June 2006”), non- interest bearing; secured and due June 2009; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a rate of $1.00 per share.	6,000,000
Debt Discount - net of accumulated amortization of $87,671	(5,912,329)
87,671
Net	$487,713

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5) , the Former Holding Company, American United Global, Inc. allocated, on a relative fair value basis, the net proceeds amongst the common stock and convertible notes issued to the investors. The Former recognized a discount to the notes in the amount of $ 221,519 during the year ended December 31, 2005. The note discount is being amortized over the maturity period of the notes, being eighteen months. The Former recognized an imbedded beneficial conversion feature present in the Convertible Notes and allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. As of December 31, 2005 the Former recognized $ 303,481 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Notes’ maturity period, being eighteen months, as interest expense.

The Company’s accounting predecessor and the Company amortized the Convertible Notes’ debt discount and the debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $158,945 and $15,413, respectively, during the six months ended June 30, 2006.

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

March 2006 Financing

In connection with the merger and corporate restructure on June 14, 2006 (see Note 1), the Company assumed a financing arrangement dated March 16, 2006, subsequently amended on May 18, 2006, with several investors (the "March Investors") for the sale of (i) $1,250,000 in notes (the "Notes"), (ii) 1,000,000 shares of common stock of the Company (the "Shares") and (iii) common stock purchase warrants to purchase 625,000 shares of common stock at $1.20 price per share for a period of five years (the "Warrants").

The March 2006 Notes are interest free and mature on the earlier of (i) March 16, 2009 or (ii) the Company closing on a financing in the aggregate amount of $12,000,000. The Company granted the March 2006 Investors piggy back registration rights with respect to the March 2006 Shares and the shares of common stock underlying the warrants. Further, Robert M. Rubin, CEO and a Director of the Company, has personally guaranteed payment of the March 2006 Notes.

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5) , the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock, warrants, and the convertible notes issued to the investors. The Company’s accounting predecessor recognized and measured $519,491 of the proceeds, which equals to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the March 2006 Notes..

In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company recognized the relative value attributable to the warrants in the amount of $231,797 to additional paid in capital and a discount against the March 2006 Notes. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: (1) dividend yield of 0%; 2() expected volatility of 93.03%, (3) risk-free interest rate of 5.08% to 5.10%, and (4) expected life of 5 years. The Company also recognized the relative value attributable to the common stock issued in the amount of $498,712 to additional paid in capital and a discount against the March 2006 Notes. Total debt discount to the March 2006 Notes amounted $1,250,000. The note discount is being amortized over the maturity period of the Notes, being thirty-four (34) months.

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The Company’s accounting predecessor and the Company amortized the Convertible Notes’ debt discount and recorded non-cash interest expense of $109,012 and $19,380 respectively, during the six months ended June 30, 2006.

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5) , the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock and Convertible Notes issued to the investors. As of June 30, 2006, the Company recognized $2,777,778of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Notes’ maturity period, being three (3) years, as interest expense. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company also recognized the relative value attributable to the common stock issued in the amount of $3,222,222 to additional paid in capital and a discount against the June 2006 Notes. Total debt discount to the June 2006 Notes amounted $6,000,000. The note discount is amortized over the maturity period of the notes, being (3) years.

The Company amortized the Convertible Notes’ debt discount and recorded a non-cash interest expense of $87,671 during the six months ended June 30, 2006.

In conjunction with raising capital through the issuance of $6,000,000 Notes, the Company has issued warrants that have registration rights for the underlying shares.  As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the warrants were recorded as a derivative liability and valued at fair market value until the Company meets the criteria under EITF 00-19 for permanent equity. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in the amount of $10,821,900 and charged to operations as interest expense.  Upon the registration statement being declared effective, the fair value of the warrant on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 93.03%, (3) risk-free interest rate of 5.08% to 5.10%, and (4) expected life of 5 years.

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

In June, 2006 the Board of Directors designated 1,000,000 shares of its preferred stock as Series B-4 Preferred Stock (“B-4 Preferred”). Each share of Series B-4 Preferred stock is entitled to preference upon liquidation of $3.50 per share for any unconverted shares. Each share of the Series B-4 Preferred Stock shall be entitled to three hundred fifty (350) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Should the Company elect to file an amendment to increase its number of authorized common shares so that there is an adequate amount of shares of authorized common stock for issuance upon conversion of the Series B-4 Preferred Stock , the Series B-4 shares shall automatically convert to the Company’s common shares at the rate of three hundred fifty (350) common shares for each share of Series B-4 Preferred. As of June 30, 2006, there were 95,500 shares of Series B-4 Preferred issued and outstanding.

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

NOTE 12 - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its condensed consolidated statement of operations for the period ended June 30, 2006 to correct the following errors in the financial statements previously filed.

The Company erroneously recorded calculated the beneficial conversion feature, common shares issued and corresponding debt discount in connection with the $1,250,000 convertible note payable assumed in connection with the acquisition of the assets and assumption of the liabilities in connection with the Securities Purchase Agreement with Kraft Rt on June 14, 2006 (see Notes 1 and 7) Additionally, the Company erroneously classified the fair value of 625,000 warrants to acquire the Company’s common stock as a liability. The Company determined the warrants did not have registration rights and should have been classified as equity.

The net effect of the correction of this error was to:

Increase the total debt discount, net of accumulated amortization , in connection with the assumption of the debt for the period ended June 30, 2006 by $591,770 from $529,838 to $1,121,609.

Decrease the Company’s reported transaction cost associated with the acquisition for the period ended June 30, 2006 by $ 1,174,631 from $ 7,856,522 to $6,681,891.

Decease in Company’s reported change in fair value of warrants by $14,758 from $1,525,558 to $1,510,800

Increase the amount charged to interest in connection with the amortization of the debt discount for the period ended June 30, 2006 by $10,808 from $111,656 to $122,464.

Following are reconciliations of the Company’s restatement of the Condensed Consolidated Statement of Operations for the periods ended June 30, 2006.

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	(As Restated)	(As Reported)	(As Restated)	(As Reported)
Revenues	$130,698	$130,698	$312,185	$312,185
Cost of Goods Sold	(113,961)	(113,961)	(228,015)	(228,015)
Gross Profit	16,737	16,737	84,170	84,170
Operating Expenses:
Selling, General & Administrative	192,653	192,653	522,904	522,904
Organization costs in connection with merger	6,681,891	7,856,522	6,681,891	7,856,522
Depreciation and Amortization	12,410	12,410	17,748	17,748
Total Operating expenses	6,886,954	8,061,585	7,222,543	8,397,174
Loss from Operations	(6,870,217)	(8,044,848)	(7,138,373)	(8,313,004)
Foreign exchange expense (gain)	(1,264)	(1,264)	1,568	1,568
Unrealized gain (loss) relating to adjustment of warranty liability to fair value	1,510,800	1,525,558	1,510,800	1,525,558
Interest Expense, net	(166,950)	(156,142)	(183,549)	(172,741)
Debt acquisition costs	(8,877)	(8,877)	(8,877)	(8,877)
Other income (expense)	-	-	13,727	13,727
Income Taxes Provision	-	-	-	-
Net Income (Loss)	$(5,536,508)	$(6,685,573)	$(5,804,704)	$(6,953,769)
Earnings per common share (basic and diluted)	(0.22)	(0.26)	(0.23)	(0.27)

The result of the Consolidated Balance Sheet restatement is:

Decrease in convertible notes payable, net of debt discount by $591,771 from $1,079,484 as of June 30, 2006 to $487,713.

Decrease in warrant liability by $557,294 from $9,868,394 as of June 30, 2006 to $9,311,100
Following are reconciliations of the Company’s restatement of the Consolidated Balance Sheet as of June 30, 2006:

	(As Restated)	(As Reported)
ASSETS	$7,719,614	$7,719,614
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Total Current Liabilities	4,118,620	4,118,620

Convertible Note Payable, net of unamortized discount	487,713	1,079,484
Warrant Liability	9,311,100	9,868,394
Dividend payable	172,531	172,531
Deficiency in Stockholders' Equity:
Preferred Stock	3,716	3,716
Common Stock	256,563	256,563
Additional Paid-In-Capital	233,902	233,902
Treasury stock	(80,000)	(80,000)
Accumulated deficit	(6,771,687)	(7,920,752)
Accumulated other comprehensive income (loss)	(12,844)	(12,844)
Total Deficiency in Stockholders' Equity	(6,370,350)	(7,519,415)
Total Liabilities and Deficiency in Stockholders' Equity	$7,719,614	$(7,719,614)

Following are reconciliations of the Company’s restatement of the Statement of Cash Flows for the six months ended June 30, 2006 .

Cash Flows from Operating Activities:

Decrease in net loss from $6,953,769 to$5,804,704 or $1,149,065 for the six months ended June 30, 2006 resulting from the items listed above.

Decrease in amortization and depreciation from $1,374,467 to $1,368,711 or $5,756 for the period from September 16, 2002 (date of inception) through June 30, 2006. The resulting decrease is the result of a classification error within the cash flow statement.

Following are reconciliations of the Company’s restatement of the Consolidated Statement of Cash Flows for the six months ended June 30, 2006.

	Six Months Ended June 30, 2006
	(As Restated)	(As Reported)
Cash flows from Operating Activities:
Net income (loss)	$(5,804,704)	$(6,953,769)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	17,748	17,748
Amortization of deferred financing costs	8,877	8,877
Amortization of debt discounts	122,464	111,656
Organization expenses in connection with merger	6,681,891	7,856,522
Unrealized gain on change in fair value of warrant liabilities	(1,510,800)	(1,525,558)
Loss on disposal of fixed assets	23,366	23,366
(Increase) decrease in::
Accounts receivable	1,380	1,380
Inventory	(343,900)	(343,900)
Prepaid assets and deposits	(176,346)	(176,346)
Advances and other current assets	3,443	3,443
Other assets	(7,803)	(7,803)
Increase (decrease) in:
Accounts payable and accrued expenses	267,363	267,363
Advances received from customers	474,167	474,167
Other current liabilities	(2,545)	(2,545)
New cash used in operating activities	(245,399)	(245,399)
Cash flows from investing activities :
Net cash acquired in connection with merger	5,258,503	5,258,503
Acquisition of property plant and equipment	(347,078)	(347,078)
Net cash used in investing activities	4,911,425	4,911,425
Cash Flows From Financing Activities:

Proceeds provided by notes payable, other-net	979,948	979,948
Proceeds provided by (used in) notes payable, related party	(433)	(433)
Cash provided by financing activities	979,515	979,515
Effect of currency rate change on cash	(44,841)	(44,841)
Net (decrease) increase in cash	5,600,700	5,600,700
Cash, beginning of period	33,081	33,081
Cash, end of period	$5,633,781	$5,633,781

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

Selling, General and Administrative Expenses

For the three months ended June 30, 2006 selling, general and administrative expenses were $192,653 or 147.4% of sales, as compared to $174,472, or 109.8% of sales in 2005. The increase in selling, general and administrative expenses of $18,181 is attributable to the additional staff, professionals and consultants supporting the recapitalization and growth.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company had working capital of $2,542,328. The Company generated a deficit in cash flow from operations of $ 245,399 for the six months ended June 30, 2006. This deficit is primarily attributable to the Company's net loss from operations of $5,804,704, partially offset by depreciation and amortization of $149,089 net with the gain in the fair value warrants issued of $1,510,800, organizational costs in connection with the merger of $6,681,891 and to changes in the balances of current assets and liabilities. Accounts payable , accrued expenses and advances reflected a net increase of $738,985, and inventory, prepaid expenses and other current assets reflected a net increase of $523,226.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

As previously disclosed in a Current Report on Form 8-K , which we filed on January 18, 2007 and as described in our Explanatory Note to this Form 10-QSB/A and Note 12 to our accompanying consolidated financial statements, as a result of comments raised by the Division of Corporate Finance of the Securities and Exchange Commission (the “Commission”), we determined that accounting errors were made in the accounting for and disclosing of the beneficial conversion feature, warrants issued, common shares issued and corresponding debt discount imbedded in a $1,250,000 convertible note payable assumed in connection with the acquisition of the American Global United, Inc. assets and assumption of the liabilities on June 14, 2006.

As a result, we have determined that our disclosure controls were not effective as of the end of the period covered by this report.

Based on the impact of the aforementioned accounting error, we determined to restate our consolidated financial statements as of June 30, 2006 and the six months then ended.

Subsequent of the date of the financial statements , we implemented the following remedial measures to address the identified material weaknesses.

•	We reviewed all convertible equity and debt securities to identify any securities that may have embedded beneficial conversion features

•
We have improved the supervision and training of our accounting staff to understand and implement accounting requirements , policies and procedures applicable to the accounting and disclosure of convertible securities.

Changes in Disclosure Controls and Procedures

Except as described above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

________________
* Filed herewith.

(1) Incorporated by reference to the Form 8-K Current Report filed on March 23, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR THIN FILMS, INC.

Date: January 18, 2007	By:	/s/ Csaba Toro
Csaba Toro Chief Executive Officer and Principal Financial Officer