Form 10QSB/A
period 2006-09-30
Solar Thin Films, Inc.
filed 2007-01-19
CIK 859792

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report of Solar Thin Films, Inc. (the “Company”) on Form 10-QSB/A for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on November 20, 2006 (the “Original Filing”). This Amendment No.  1 is being filed for the purpose of correcting errors in accounting for and disclosing of the beneficial conversion feature , warrants issued , common shares issued and corresponding debt discount imbedded in a $1,250,000 convertible note payable assumed in connection with the Securities Purchase Agreement entered into with Kraft Rt. on June 14, 2006.

We have not updated the information contained herein for events occurring subsequent to November 20, 2006, the filing date of the Original Filing.

SOLAR THIN FILMS, INC .

FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS
Current assets:	RESTATED
Cash and cash equivalents	$4,853,422
Accounts receivable, net of allowance for doubtful accounts of $-0-	710,046
Inventory (Note 2)	847,152
Prepaid expenses	222,106
Advances and other current assets	44,671
Total current assets	6,677,397

Property, plant and equipment, net of accumulated depreciation of $70,620 (Note 3)	506,600

Other assets:
Deferred financing costs, net of accumulated amortization of $59,918	547,582
Other assets	12,211
Total other assets	559,793

Total assets	$7,743,790

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note 4)	$2,310,109
Advances received from customers	608,281
Note payable-other (Note 5)	1,500,000
Notes payable-related parties	159,000
Total current liabilities	4,577,390

Convertible notes payable, net of unamortized discount (Note 7)	1,191,881
Warrant liability (Note 7 )	5,064,900
Dividends payable (Note 6)	172,531
Total long term debt	6,429,312

Commitments and contingencies (Note 11)

Stockholders’ Deficit (Note 8)
Preferred stock, par value $0.01 per share; 1,200,000 shares authorized; -0- issued and outstanding	-
Series B-1 Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, 228,652 issued and outstanding	2,286
Series B-3 Preferred stock, par value $0.001 per share, 232,500 shares authorized, 47,518 issued and outstanding	475
Series B-4 Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, 95,500 issued and outstanding	955
Common stock, par value $0.01 per share, 40,000,000 shares authorized, 26,031,354 issued and outstanding	260,313
Additional paid in capital	698,902
Treasury stock, at cost	(80,000)
Accumulated deficit	(4,141,769)
Accumulated other comprehensive income (loss)	(4,074)
Total deficiency in stockholders' equity	(3,262,912)
Total Liabilities and Deficiency in Stockholders' Equity	$7,743,790

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	RESTATED		RESTATED
	2006	2005	2006	2005
REVENUE:	$715,546	$232,332	$1,027,731	$597,724
Cost of goods sold	331,874	78,200	559,889	279,189
Gross profit	383,672	154,132	467,842	318,535

OPERATING EXPENSES:
Selling, general and administrative expenses	1,208,542	26,224	1,731,446	395,331
Research and development	-	97,475	-	97,475
Organization costs in connection with merger (Note 1)	-	-	6,681,891	-
Depreciation	17,816	17,194	35,564	24,526
Total operating expenses	1,226,358	140,893	8,448,901	517,332

NET INCOME (LOSS) FROM OPERATIONS	(842,686)	13,239	(7,981,059)	(198,797)

Other income/(expense)
Foreign exchange (expense) gain:	(5,185)	(720)	(3,617)	2,987
Unrealized gain relating to adjustment of warranty liability to fair value	4,246,200	-	5,757,000	-
Interest expense, net	(723,024)	(679)	(906,573)	(4,630)
Debt acquisition costs	(51,041)	-	(59,918)	-
Other income	5,654	40,582	19,381	284,043
Total other income	3,472,604	39,183	4,806,273	282,400

Net income (loss) before provision for income taxes	2,629,918	52,422	(3,174,786)	83,603

Income taxes expense	-	7,454	-	7,454

NET INCOME (LOSS)	$2,629,918	$44,968	$(3,174,786)	$76,149

Net income (loss) per common share (basic and fully diluted)	$0.10	$0.00	($0.12)	$0.00

Weighted average shares outstanding	25,733,800	25,656,354	25,682,453	25,656,354

Comprehensive losses:
Net Income (Loss)	$2,629,918	$44,968	$(3,174,786)	$76,149
Foreign currency transaction gain (loss)	8,770	50,022	(36,071)	(469)

Comprehensive Income (Loss)	$2,638,688	$94,990	$(3,210,857)	$75,680

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
Nine months ended September 30, 2006
(Unaudited)
RESTATED

	Preferred Series B-1		Preferred Series B-3		Preferred Series B-4
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2005	-	$-	-	$-	-	$-
Shares issued to Kraft RT shareholders in exchange for 95.5% of issued and outstanding Kraft RT shares in connection with Securities Purchase Agreement on June 14, 2006 (Note B)	-	-	-	-	95,500	955
Kraft Shares exchanged for Solar shares in connection with Share Exchange Agreement	-	-	-	-	-	-
Transfer of 225 Kraft Shares to minority interest	-	-	-	-	-	-
Effect of merger with Solar Thin Films, Inc. (formerly American Global United) on June 14, 2006	228,652	2,286	47,518	475	-	-
Common stock issued in September 2006 for services rendered at $1.25 per share	-	-	-	-	-	-
Net Loss at September 30, 2006	-	-	-	-	-	-
Balance at September 30, 2006	228,652	$2,286	47,518	$475	95,500	$955

					Other		Total
	Common shares		Additional	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Stock	Income (loss)	Deficit	Deficiency
Balance at December 31, 2005	5,000	$240,400	$253,781	$-	$31,997	$(966,983)	$(440,805)
Shares issued to Kraft RT shareholders in exchange for 95.5% of issued and outstanding Kraft RT shares in connection with Securities Purchase Agreement on June 14, 2006 (Note B)	-	-	(955)	-	-	-	-
Kraft Shares exchanged for Solar shares in connection with Share Exchange Agreement Transfer	(4,775)	(240,400)	240,400	-	-	-	-
Transfer of 225 Kraft Shares to minority interest	(225)	-	-	-	-	-	-
Effect of merger with Solar Thin Films, Inc. (formerly American Global United) on June 14, 2006	25,656,354	256,563	(259,324)	(80,000)	-	-	(80,000)
Common stock issued in September 2006 for services rendered at $1.25 per share	375,000	3,750	465,000	-	-	-	468,750
Net Loss at September 30, 2006	-	-	-	-	(36,071)	(3,174,786)	(3,210,857)
Balance at September 30, 2006	26,031,354	$260,313	$698,902	$(80,000)	$(4,074)	$(4,141,769)	$(3,262,912)

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:	RESTATED
Net Income (Loss)	$(3,174,786)	$76,149
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	35,564	24,526
Provision for doubt accounts	-	36,411
Common stock issued for services rendered	468,750	-
Forgiveness of debt-net	-	(202,340)
Amortization of deferred financing costs	59,918	-
Amortization of debt discounts	826,631	-
Organization costs in connection with merger	6,681,891	-
Unrealized gain on change in fair value of warrant liabilities	(5,757,000)	-
Loss on disposal of fixed assets	23,366	-
(Increase) decrease in:
Accounts receivable	(699,555)	87,114
Inventory	(465,778)	66,307
Prepaid expenses	(189,329)	35,894
Advances and other current assets	40,891	10,219
Other assets	(7,891)	-
Increase (decrease) in:
Accounts payable and accrued liabilities	680,502	(233,245)
Advances received from customers	509,043	67,822
Other current liabilities	(2,545)	(2,844)
Net cash used in operations	(970,328)	(33,987)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in connection with merger with American United Global	5,258,503	-
Acquisition of property, plant and equipment	(411,278)	(30,801)
Net cash provided by (used in) investing activities:	4,847,225	(30,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided by notes payable, other-net	979,948	497,439
Cash provided(used in) notes payable, related party	(433)	113,356
Net cash provided by financing activities:	979,515	610,795

Effect of currency rate change on cash	(36,071)	469

Net increase in cash and cash equivalents	4,820,341	546,476
Cash and cash equivalents at beginning of period	33,081	25,909
Cash and cash equivalents at end of period	$4,853,422	$572,385

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	-	806
Cash paid during the period for taxes	-	7,454
NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for services rendered	468,750	-
Abandonment of fixed asset-net of book value, in exchange for forgiveness of debt	-	16,008

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

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The total consideration paid was $(6,681,891) and the significant components of the transaction are as follows:

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

In accordance with SOP 98-5, the Company expensed $6,681,891 as organization costs during the nine period ended September 30, 2006.

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

As shown in the accompanying consolidated financial statements, the Company incurred net loss from continuing operations of $3,174,786 for the nine months ended September 30, 2006. The Company's liabilities exceeded its assets by $3,262,912 as of September 30, 2006.

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

Finished Goods	$231,065
Work in Progress	591,575
Raw Materials	24,512
$847,152

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at September 30, 2006 consist of the following:

Land and buildings	$12,842
Construction in progress	102,920
Furniture and fixture	51,956
Machinery, plant and equipment	409,502
Total	577,220

Accumulated depreciation	70,620
Property and equipment	$506,600

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
NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES

A summary of convertible notes payable at September 30, 2006 is as follows:

Convertible notes payable (“September 2005”), non-interest bearing interest; secured and due March 2007; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a conversion price equal to 50% of the closing price on the day prior to the submission of the conversion notice, however, the conversion price may not be lower than $0.40 per share	$525,000
Debt Discount - beneficial conversion feature, net of accumulated amortization of $360,275	(164,725)
Net	360,275
Convertible notes payable (“March 2006”) non- interest bearing ; secured and due March 2009	1,250,000
Debt Discount, net of accumulated amortization of $239,826	(1,010,174)
Net	239,826
Convertible notes payable (“June 2006”), non- interest bearing; secured and due June 2009; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a rate of $1.00 per share.	6,000,000
Debt Discount, net of accumulated amortization of $591,780	(5,408,220)
Net	591,780
Total	1,191,881
Less Current Maturities	( -0-)
Net	$1,191,881

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

The Company’s accounting predecessor and the Company amortized the Convertible Notes’ debt discount and the debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $158,945 and $104,036, respectively, during the nine months ended September 30, 2006.

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

The March 2006 Notes are interest free and mature on the earlier of (i) March 16, 2009 or (ii) the Company closing on a financing in the aggregate amount of $12,000,000. The Company granted the March 2006 Investors piggyback registration rights with respect to the March 2006 Shares and the shares of common stock underlying the warrants. Further, Robert M. Rubin, CEO and a Director of the Company, has personally guaranteed payment of the March 2006 Notes.

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5) , the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock, warrants and the convertible notes issued to the investors. The accounting predecessor recognized and measured $519,491 of the proceeds, which equals to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the March 2006 Notes.

In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company recognized the relative value attributable to the warrants in the amount of $231,797 to additional paid in capital and a discount against the March 2006 Notes. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: (1) dividend yield of 0%; 2) expected volatility of 93.03%, (3) risk-free interest rate of 5.08% to 5.10%, and (4) expected life of 5 years. The Company also recognized the relative value attributable to the common stock issued in the amount of $498,712 to additional paid in capital and a discount against the March 2006 Notes. Total debt discount to the March 2006 Notes amounted $1,250,000. The note discount is being amortized over the maturity period of the Notes, being thirty-four (34) months.

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The Company’s accounting predecessor and the Company amortized the Convertible Notes’ debt discount and recorded non-cash interest expense of $109,012 and $130,814, respectively, during the nine months September 30, 2006.

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5) , the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock and Convertible Notes issued to the investors. As of September 30, 2006, the Company recognized $2,777,778 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Notes’ maturity period, being three (3) years, as interest expense. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company also recognized the relative value attributable to the common stock issued in the amount of $3,222,222 to additional paid in capital and a discount against the June 2006 Notes. Total debt discount to the June 2006 Notes amounted $6,000,000. The note discount is amortized over the maturity period of the notes, being (3) years.
The Company amortized the Convertible Notes’ debt discount and recorded a non-cash interest expense of $591,781 for the nine months ended September 30, 2006.

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

In September 2006, the Company issued 375,000 shares of its Common stock for services rendered at $1.25 per share.

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

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 12- SUBSEQUENT EVENTS

On October 31 2006, the Company entered into an employment agreement with its newly appointed Chief Executive Officer pursuant to which he will receive an annual compensation of $200,000 per annum, 73,529 shares of our common stock annually and a ten year option to purchase 3,000,000 shares of common stock at an exercise price of $1.36 per share on a cashless basis (although the option has vested immediately, Mr. Toro is only permitted to sell 83,334 shares per month on a cumulative basis) . The agreement is for a term of three years and includes other normal compensation provisions such as employee benefit program participation and reimbursement for travel and other related expenses incurred.

NOTE 13 - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its condensed consolidated statement of operations for the period ended September 30, 2006 to correct the following errors in the financial statements previously filed.

The Company erroneously recorded calculated the beneficial conversion feature, common shares issued and corresponding debt discount in connection with the $1,250,000 convertible note payable assumed in connection with the acquisition of the assets and assumption of the liabilities in connection with the Securities Purchase Agreement with Kraft Rt on June 14, 2006 (see Notes 1 and 7) Additionally, the Company erroneously classified the fair value of the 625,000 warrants to acquire the Company’s common stock as a liability. The Company determined the warrants did not have registration rights and should have been classified as equity.

The net effect of the correction of this error was to:

Increase the total debt discount net of accumulated amortization in connection with the assumption of the debt for the period ended September 30, 2006 by $529,625 from $6,053,494 to $6,583,119.

Decrease the Company’s reported transaction cost associated with the acquisition for the period ended September 30, 2006 by $ 1,174,631 from $ 7,856,522 to $6,681,891.

Decease in Company’s reported change in fair value of warrants by $170,862 from $5,927,862 to $5,757,000

Increase the amount charged to interest in connection with the amortization of the debt discount and beneficial conversion feature for the three and nine month period ended June 30, 2006 by $62,147 from $642,021 to $704,168 and by $72,955 from $753,676 to $826,631, respectively.

Following are reconciliations of the Company’s restatement of the Condensed Consolidated Statement of Operations for the periods ended September 30, 2006.

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	(As Restated)	(As Reported)	(As Restated)	(As Reported)
Revenues	$715,546	$715,546	$1,027,731	$1,027,731
Cost of Goods Sold	(331,874)	(331,874)	(559,889)	(559,889)
Gross Profit	383,672	383,672	467,842	467,842
Operating Expenses:
Selling, General & Administrative	1,208,542	1,208,542	1,731,446	1,731,446
Organization costs in connection with merger	-	-	6,681,891	7,856,522
Depreciation and Amortization	17,816	17,816	35,564	35,564
Total Operating expenses	1,226,358	1,226,358	8,448,901	9,623,532
Loss from Operations	(842,686)	(842,686)	(7,981,059)	(9,155,690)
Foreign exchange expense (gain)	(5,185)	(5,185)	(3,617)	(3,617)
Unrealized gain (loss) relating to adjustment of warranty liability to fair value	4,246,200	4,402,304	5,757,000	5,927,862
Interest Expense, net	(723,024)	(660,877)	(906,573)	(833,618)
Debt acquisition costs	(51,041)	(51,041)	(59,918)	(59,918)
Other income (expense)	5,654	5,654	19,381	19,381
Income Taxes Provision	-	-	-	-
Net Income (Loss)	$2,629,918	$2,848,169	$(3,174,786)	$(4,105,600)
Earnings per common share (basic and diluted)	0.10	0.11	(0.12)	(0.16)

The result of the Consolidated Balance Sheet restatement is:

Decrease in convertible notes payable, net of debt discount by $529,624 from $1,721,505 as of September 30, 2006 to $1,191,881.

Decrease in warrant liability by $401,190 from $5,466,090 as of September 30, 2006 to $5,064,900

Following are reconciliations of the Company’s restatement of the Consolidated Balance Sheet as of September 30, 2006:

	(As Restated)	(As Reported)
ASSETS	$7,743,790	$7,743,790
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Total Current Liabilities	4,577,390	4,577,390

Convertible Note Payable, net of unamortized discount	1,191,881	1,721,505
Warrant Liability	5,064,900	5,466,090
Dividend payable	172,531	172,531
Deficiency in Stockholders' Equity:
Preferred Stock	3,716	3,716
Common Stock	260,313	260,313
Additional Paid-In-Capital	698,902	698,902
Treasury stock	(80,000)	(80,000)
Accumulated deficit	(4,141,769)	(5,072,583)
Accumulated other comprehensive income (loss)	(4,074)	(4,074)
Total Deficiency in Stockholders' Equity	(3,262,912)	(4,193,726)
Total Liabilities and Deficiency in Stockholders' Equity	$7,743,790	$7,743,790

Following are reconciliations of the Company’s restatement of the Statement of Cash Flows for the nine ended September 30, 2006 .

Cash Flows from Operating Activities:

Decrease in net loss from $4,105,600 to$3,174,786 or $930,814 for the nine months ended September 30, 2006 resulting from the items listed above.

Increase in amortization of debt discounts from $753,676 to $826,631 or $72,955 resulting from the items above

Decrease in organization expenses in connection with merger from $7,856,522 to $6,681,891 or $1,174,631 from items above.

Decease in unrealized gain on change in fair value of warrant liabilities from $5,927,862 to $5,757,000 from items above

Following are reconciliations of the Company’s restatement of the Consolidated Statement of Cash Flows for the nine months ended September 30, 2006.

	Nine Months Ended September 30, 2006
	(As Restated)	(As Reported)
Cash flows from Operating Activities:
Net income (loss)	$(3,174,786)	$(4,105,600)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	35,564	35,564
Common stock issued for services rendered	468,750	468,750
Amortization of deferred financing costs	59,918	59,918
Amortization of debt discounts	826,631	753,676
Organization expenses in connection with merger	6,681,891	7,856,522
Unrealized gain on change in fair value of warrant liabilities	(5,757,000)	(5,927,862)
Loss on disposal of fixed assets	23,366	23,366
(Increase) decrease in::
Accounts receivable	(699,555)	(699,555)
Inventory	(465,778)	(465,778)
Prepaid assets and deposits	(189,329)	(189,329)
Advances and other current assets	40,891	40,891
Other assets	(7,891)	(7,891)
Increase (decrease) in:
Accounts payable and accrued expenses	680,502	680,502
Advances received from customers	509,043	509,043
Other current liabilities	(2,545)	(2,545)
New cash used in operating activities	(970,328)	(970,328)
Cash flows from investing activities :
Net cash acquired in connection with merger	5,258,503	5,258,503
Acquisition of property plant and equipment	(411,278)	(411,278)
Net cash used in investing activities	4,847,225	4,847,225
Cash Flows From Financing Activities:

Proceeds provided by notes payable, other-net	979,948	979,948
Proceeds provided by (used in) notes payable, related party	(433)	(433)
Cash provided by financing activities	979,515	979,515
Effect of currency rate change on cash	(36,071)	(36,071)
Net (decrease) increase in cash	4,820,341	4,820,341
Cash, beginning of period	33,081	33,081
Cash, end of period	$4,853,422	$4,853,422

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the Company had working capital of $2,100,007. The Company generated a deficit in cash flow from operations of $970,328 for the nine months ended September 30, 2006. This deficit is primarily attributable to the Company's net loss from operations of $ 3,174,786, partially offset by depreciation and amortization of $922,113 net with the gain in the fair value warrants issued of $5,757,000, organizational costs in connection with the merger of $6,681,891 and to changes in the balances of current assets and liabilities. Accounts payable and accrued expenses increased by $680,502, and inventory, prepaid expenses and other current assets increased (net) by $1,321,662.

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

As previously disclosed in a Current Report on Form 8-K , which we filed on January 18, 2007 and as described in our Explanatory Note to this Form 10-QSB/A and Note 13 to our accompanying consolidated financial statements, as a result of comments raised by the Division of Corporate Finance of the Securities and Exchange Commission (the “Commission”), we determined that accounting errors were made in the accounting for and disclosing of the beneficial conversion feature, warrants issued, common shares issued and corresponding debt discount imbedded in a $1,250,000 convertible note payable assumed in connection with the acquisition of the American Global United, Inc. assets and assumption of the liabilities on June 14, 2006.

As a result, we have determined that our disclosure controls were not effective as of the end of the period covered by this report.

Based on the impact of the aforementioned accounting error, we determined to restate our consolidated financial statements as of September 30, 2006 and the nine months then ended.

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

Date: January 18, 2007	SOLAR THIN FILMS, INC. By: /s/ Csaba Toro Csaba Toro Chief Executive Officer and Principal Financial Officer