Form 10QSB/A
period 2006-06-30
Solar Thin Films, Inc.
filed 2007-03-20
CIK 859792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-QSB/A (“Amendment No. 2”) amends the Quarterly Report of Solar Thin Films, Inc. (the “Company”) on Form 10-QSB/A for the quarter ended June 30, 2006, as filed with the Securities and Exchange Commission on October 26, 2006 (the “Original Filing”). This Amendment No.  2 is being filed for the purpose of correcting errors in accounting for and disclosing of the acquisition of American Global United , Inc. and the Share Purchase Agreements entered into with the shareholders of Kraft Rt. on June 14, 2006. We have not updated the information contained herein for events occurring subsequent to October 26, 2006, the filing date of the Original Filing.

SOLAR THIN FILMS, INC .

FORM 10-QSB
FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2006
(Unaudited)

ASSETS
Current assets:	RESTATED
Cash and cash equivalents	$5,633,781
Accounts receivable, net of allowance for doubtful accounts	10,651
Inventory	725,274
Prepaid expenses	209,123
Advances and other current assets	82,119
Total current assets	6,660,948

Property, plant and equipment, net of accumulated depreciation of $52,804	447,920

Other assets:
Deferred financing costs, net of accumulated amortization of $8,877	598,623
Other assets	12,123
Total other assets	610,746

Total assets	$7,719,614

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,886,215
Advances received from customers	573,405
Note payable-other (Note 5)	1,500,000
Notes payable-related parties	159,000
Total current liabilities	4,118,620

Convertible notes payable, net of unamortized discount (Note 7)	487,713
Warrant liability (Note 7 )	9,311,100
Dividends payable (Note 6)	172,531
Total long term debt	9,971,344

Commitments and contingencies (Note 11)

Deficiency in Stockholder's Equity (Note 8)
Preferred stock, par value $0.01 per share; 1,200,000 shares authorized; -0- issued and outstanding	-
Series B-1 Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, 228,652 issued and outstanding	2,286
Series B-3 Preferred stock, par value $0.001 per share, 232,500 shares authorized, 48,486 issued and outstanding	475
Series B-4 Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, 95,500 issued and outstanding	955
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 16,035,221 issued and outstanding (Note 8)	160,352
Additional paid in capital (Note 8)	330,113
Treasury stock, at cost	(80,000)
Accumulated deficit	(6,771,687)
Accumulated other comprehensive income (loss)	(12,844)
Total deficiency in stockholders' equity	(6,370,350)

Total Liabilities and Deficiency in Stockholders' Equity	$7,719,614

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	RESTATED		RESTATED
REVENUE:	$130,698	$158,942	$312,185	$365,392
Cost of goods sold	(113,961)	(115,540)	(228,015)	(200,989)
Gross margin (loss)	16,737	43,402	84,170	164,403

OPERATING EXPENSES:
General, selling and administrative expenses	192,653	174,472	522,904	369,107
Depreciation	12,410	2,969	17,748	7,332
Total operating expenses	205,063	177,441	540,652	376,439

NET INCOME (LOSS) FROM OPERATIONS	(188,326)	(134,039)	(456,482)	(212,036)

Other income/(expense)
Foreign exchange expense (gain):	(1,264)	781	1,568	3,707
Unrealized gain (loss) relating to adjustment of warranty liability to fair value	1,510,800	-	1,510,800	-
Interest expense, net	(166,950)	(3,951)	(183,549)	(3,951)
Debt acquisition costs	(8,877)	-	(8,877)	-
Other income/(expense)	0	228,950	13,727	243,461

Net income before provision for income taxes	1,145,383	91,741	877,187	31,181

Income taxes (benefit)	-	-	-	-

NET INCOME	$1,145,383	$91,741	$877,187	$31,181

Net income per common share (basic) (Note 1)	$0.07	$0.01	$0.05	$0.00

Net income per common share (assumed fully diluted) (Note 1)	$0.00	$0.01	$(0.01)	$0.00

Weighted average shares outstanding-basic (Note 1)	16,035,221	16,035,221	16,035,221	16,035,221

Weighted average shares outstanding-assuming fully diluted (Note 1)	53,985,401	16,086,772	53,985,041	16,086,772

Comprehensive losses:
Net Income	$1,145,383	$91,741	$877,187
Foreign currency transaction gain (loss)	(36,566)	2,583	(44,841)

Comprehensive Income	$1,108,817	$94,324	$832,346

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY OF STOCKHOLDERS' EQUITY
Six months ended June 30, 2006
RESTATED

	Preferred Series B-1		Preferred Series B-3		Preferred Series B-4
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2005, as adjusted for the Securities Purchase Agreement (Note 1) and reverse stock split (Note 12)	-	-	-	-	-	-
Shares issued to Kraft RT shareholders in exchange for 95.5% of issued and outstanding Kraft RT shares in connection with Securities Purchase Agreement on June 14, 2006 (Note 1)	-	-	-	-	95,500	$955
Reclassification of Kraft equity with Share Exchange Agreement Transfer (Note 1)	-	-	-	-	-	-
Effect of merger with Solar Thin Films, Inc. (formerly American Global United) on June 14, 2006	228,652	2,286	47,518	475	-	-
Net Income at June 30, 2006	-	-	-	-	-	-
Balance at June 30, 2006	228,652	$2,286	47,518	$475	95,500	$955

					Other		Total
	Common shares		Additional	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Stock	Income (loss)	Deficit	Deficiency
Balance at December 31, 2005, as adjusted for the Securities Purchase Agreement (Note 1) and reverse stock split (Note 12)	16,035,222	$240,400	$253,781	$-	$31,997	$(966,983)	$(440,805)
Shares issued to Kraft RT shareholders in exchange for 95.5% of issued and outstanding Kraft RT shares in connection with Securities Purchase Agreement on June 14, 2006 (Note 1)	-	-	(955)	-	-	-	-
Reclassification of Kraft equity with Share Exchange Agreement Transfer (Note 1)	-	(240,400)	240,400	-	-	-	-
Effect of merger with Solar Thin Films, Inc. (formerly American Global United) on June 14, 2006	-	160,352	(163,113)	(80,000)	-	(6,681,891)	(6,761,891)
Net Income at June 30, 2006	-	-	-	-	(44,841)	877,187	832,346
Balance at June 30, 2006	16,035,222	$160,352	$330,113	$(80,000)	$(12,844)	$(6,771,687)	$(6,370,350)

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2006	2005
	RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$877,187	$31,181
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	17,748	7,332
Amortization of deferred financing costs	8,877	-
Amortization of debt discounts	122,464	-
Unrealized gain on change in fair value of of warrant liabilities	(1,510,800)	-
Loss on disposal of fixed assets	23,366	18,807
(Increase) decrease in:
Accounts receivable	1,380	80,180
Inventory	(343,900)	60,270
Prepaid expenses	(176,346)	27,703
Advances and other current assets	3,443	9,202
Other assets	(7,803)	235
Increase (decrease) in:
Accounts payable and accrued liabilities	267,363	(219,235)
Advances received from customers	474,167	(7,258)
Other current liabilities	(2,545)	3,270
Net cash used in operations	(245,399)	11,687

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in connection with merger with American United Global	5,258,503	-
Acquisition of property, plant and equipment	(347,078)	(40,349)
Net cash provided by (used in) investing activities:	4,911,425	(40,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided by notes payable, other-net	979,948	49,065
Cash provided(used in) notes payable, related party	(433)	-
Net cash provided by financing activities:	979,515	49,065

Effect of currency rate change on cash	(44,841)	50,491

Net increase in cash and cash equivalents	5,600,700	70,894
Cash and cash equivalents at beginning of period	33,081	25,909
Cash and cash equivalents at end of period	$5,633,781	$96,803

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 8-K dated June 14, 2006 as filed with the SEC on July 17, 2006.

Business and Basis of Presentation

The Company is incorporated under the laws of the State of Delaware, and is in the business of designing, manufacturing and marketing Solar Panel equipment on a world wide basis.

The consolidated financial statements include the accounts of the Company and it’s wholly and majority- owned subsidiaries, Kraft, Rt. and Superior Ventures Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The net liabilities assumed is accounted for as a recapitalization of the Company’s capital structure and , accordingly the Company has charged the $ 6,681,891 to accumulated deficit during the six period ended June 30, 2006.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectibility is reasonable assured and title and risk of ownership is passed to the customer, which is usually upon shipment. However, certain customers traditionally have requested to take title and risk of ownership prior to shipment. Revenue for these transactions is recognized only when:

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

Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the three and six months ended June 30, 2006 and 2005, respectively

Reclassification

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

Net income (loss) per share

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income used in computing basic net income per share	$1,145,393	$877,187	$91,741	$31,181
Impact of assumed assumptions:
Amortization of debt discount (interest expense) on convertible debentures	122,464	122,464	-	-
Impact of equity classified as liability:
Gain on warrant liability marked to fair value	(1,510,800)	(1,510,800)	-	-
Net Income (loss) in computing diluted net income (loss) per share:	$(242,943)	$(511,149)	$91,741	$31,181

The weighted average shares outstanding used in the basic net income per share computations for the three and six months ended June 30 30, 2006 was 16,035,222. In determining the number of shares used in computing diluted loss per share, the Company added approximately 37,950,179 potentially dilutive securities for the three and six months ended June 30, 2006. For the three and six months ended June 30, 2005, the Company added approximately 51,551 potentially dilutive shares.. The potentially dilutive securities added were mostly attributable to the warrants, options and convertible debentures outstanding. As a result, the diluted loss per share for the three and six months ended June 30, 2006 was $0.02 and $0.03, respectively; the diluted income per share for the three and six months ended June 30, 2005 was $0.00 and $0.00 respectively.

Basic and diluted income per share includes the common stock issuable upon the conversion of the series B-3 convertible preferred stock which was issued as a stock dividend to all common stockholders effective June 10, 2003. The remaining 29,699 (Note 8) common shares issuable upon conversion of the series B-3 preferred stock are included based on the preferred shareholders ability to share in distributions of earnings available, if any, to the holders of common shares.

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss from continuing operations of $456,482 for the six months ended June 30, 2006. The Company's liabilities exceeded its assets by $6,370,350 as of June 30, 2006.

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

Depreciation and amortization expense was $12,410 and $2,969 for the three months ended June 30, 2006 and 2005, respectively ($17,748 and $ 7,332 for the six months then ended respectively).

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

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES

A summary of convertible notes payable at June 30, 2006 is as follows:

Convertible notes payable (“September 2005”), non-interest bearing interest; secured and due March 2007; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a conversion price equal to 50% of the closing price on the day prior to the submission of the conversion notice, however, the conversion price may not be lower than $0.64 per share (Note 8)	$525,000
Debt Discount - beneficial conversion feature, net of accumulated amortization of $271,651	(253,349)
Net	271,651
Convertible notes payable (“March 2006”) non- interest bearing ; secured and due March 2009	1,250,000
Debt Discount, net of accumulated amortization of $128,391	(1,121,609)
Net	128,391
Convertible notes payable (“June 2006”), non- interest bearing; secured and due June 2009; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a rate of $1.60 per share (Note 8).	6,000,000
Debt Discount, net of accumulated amortization of $87,671	(5,912,329)
Net	87,671
Total	487,713
Less Current Maturities	( -0-)
Net	$487,713

September 2005 Financing

The Company entered a Securities Purchase Agreement (the “September 2005 Agreement”) with Iroquois Master Fund Ltd., Smithfield Fiduciary LLC and Lilac Ventures Master Fund (collectively, the “September 2005 Investors”) dated September 22, 2005 for the sale of (i) $525,000 in senior secured convertible notes (the “September 2005 Notes”) and (ii) 525,000 (Note 8) shares of common stock of the Company (the “September 2005 Shares”). On September 26, 2005, the September 2005 Investors purchased the September 2005 Notes and September 2005 Shares.

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The Notes are interest free, mature in March 2007 and are convertible into the Company’s common stock, at the September 2005 Investors' option, at a conversion price equal to 50% of the closing price on the day prior to the submission of the conversion notice, however, the conversion price may not be lower than $0.40 (Note 8)(the “Floor Price”).

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

March 2006 Financing

In connection with the merger and corporate restructure on June 14, 2006 (see Note 1), the Company assumed a financing arrangement dated March 16, 2006, subsequently amended on May 18, 2006, with several investors (the "March Investors") for the sale of (i) $1,250,000 in notes (the "Notes"), (ii) 625,000 (Note 8) shares of common stock of the Company (the "Shares") (Note 8) and (iii) common stock purchase warrants to purchase 625,000 shares of common stock at $1.00 price per share for a period of five years (the "Warrants"). The warrants and warrant agreement provide for certain anti-dilution rights through December 31, 2007 in the event of a reverse split.

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

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The Company’s accounting predecessor and the Company amortized the Convertible Notes’ debt discount and recorded non-cash interest expense of $109,012 and $19,380, respectively, during the six months June 30, 2006.

June 2006 Financing

In connection with the merger and corporate restructure on June 14, 2006 (see Note 1), the Company entered into a financing arrangement with several investors (the “June 2006 Investors”) pursuant to which it sold various securities in consideration of an aggregate purchase price of $6,000,000 consisting of the following securities:

•	$ 6,000,000 in senior secured convertible notes (“June 2006 Notes”);

•	3,000,000 (Note 8) shares of the Company’s common stock;

•	Series A Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $2.00 per share for a period of three years (“Series A Warrants”);

•	Series B Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $2.20 per share for a period of four years (“Series B Warrants”);

•	Series C Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $3.00 per share for a period of three years (“Series C Warrants”); and

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

•	Series D Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $3.30 per share for a period of four years (“Series D Warrants”).

The warrants and warrant agreement provide for certain anti-dilution rights through December 31, 2007 in the event of a reverse stock split.

The Series B Warrants and the Series D Warrants are exercisable only following the exercise of the Series A Warrants and the Series C Warrants, respectively, on a share by share basis.

The June 2006 Notes are interest free and mature in June 2009 and are convertible into the Company’s common stock, at the June 2006 Investors’ option, at a conversion price equal to $1.60 per share (Note 8). The Company granted the June 2006 Investors a first priority security interest in all of its assets subject only to the secured convertible notes in the amount of $525,000 previously issued in September 2005. In addition, the Company pledged one hundred percent (100%) of the shares held its majority owned subsidiary , Kraft Rt, as collateral to the June 2006 Investors.

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5) , the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock and Convertible Notes issued to the investors. As of June 30, 2006, the Company recognized $2,777,778 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Notes’ maturity period, being three (3) years, as interest expense. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company also recognized the relative value attributable to the common stock issued in the amount of $3,222,222 to additional paid in capital and a discount against the June 2006 Notes. Total debt discount to the June 2006 Notes amounted $6,000,000. The note discount is amortized over the maturity period of the notes, being (3) years.

The Company amortized the Convertible Notes’ debt discount and recorded a non-cash interest expense of $87,671 for the six months ended June 30, 2006.

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

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 8- CAPITAL STOCK

Preferred Stock

The Company has authorized 1,200,000 shares of 12.5% cumulative preferred stock, with a par value of $.01 per share. The preferred stock is entitled to preference upon liquidation of $0.63 (See below) per share for any unconverted shares. There are no preferred shares outstanding as of June 30, 2006.

The Board of Directors has designated 1,000,000 shares of its preferred stock as Series B-1 Preferred Stock (“B-1 Preferred”). Each share of Series B-1 Preferred stock is entitled to preference upon liquidation of $2.19 (See below) per share for any unconverted shares. Each shares of the Series B-1 Preferred Stock shall be entitled to one (1) vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Seventeen (17) (See below) Series B-1 Preferred shares may be converted to one (1) share of the Company’s common stock. As of June 30, 2006, there were 228,652 shares of Series B-1 Preferred issued and outstanding.

The Board of Directors has designated 232,500 shares of its preferred stock as Series B-3 Preferred Stock (“B-3 Preferred”). Each share of the Series B-3 Preferred Stock shall be entitled to thirty two (32) (See below) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Each Series B-3 Preferred share may be converted to thirty two (32) (See below) shares of the Company’s common stock. As of June 30, 2006, there were 47,518 shares of Series B-3 Preferred issued and outstanding.

In June, 2006 the Board of Directors designated 1,000,000 shares of its preferred stock as Series B-4 Preferred Stock (“B-4 Preferred”). Each share of Series B-4 Preferred stock is entitled to preference upon liquidation of $3.50 per share for any unconverted shares. Each share of the Series B-4 Preferred Stock shall be entitled to three hundred fifty (350) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Should the Company elect to file an amendment to increase its number of authorized common shares so that there is an adequate amount of shares of authorized common stock for issuance upon conversion of the Series B-4 Preferred Stock , the Series B-4 shares shall automatically convert to the Company’s common shares at the rate of three hundred fifty (350) common shares for each share of Series B-4 Preferred. As of June 30, 2006, there were 95,500 shares of Series B-4 Preferred issued and outstanding. As part of the Board of Directors designation, the Series B-4 Preferred stock agreement provides for certain anti-dilution rights through December 31, 2007 in the event of a reverse split

Common Stock

On February 9, 2007, the Company affected a one-for-one. six (1 to 1.6) reverse stock split of it authorized and outstanding shares of common stock, $0.01 par value (see Note 12). All references in the financial statements and the notes to financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split. The Company has restated 16,035,221 shares of common stock issued and outstanding as of June 30, 2006.

On February 9, 2007 The Company is authorized to issue 150,000,000 shares of common stock with a par value of $.01 per share (see Note 12). As of June 30, 2006, there were 16,035,221 shares of common stock issued and outstanding.

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

NOTE 10- ECONOMIC DEPENDENCY

During the six months ended June 30, 2006 approximately $293,000 or 94% of total revenues were derived from two customers. During the six months ended June 30, 2006 approximately $25,000 or 11% of total materials were purchased from three vendors.

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

NOTE 12 - SUBSEQUENT EVENTS

Effective February 9, 2007, the Company amended their Certificate of Incorporation to affect a reverse stock split of the Company’s issued and outstanding shares of Common Stock at a ratio of 1.6 to 1, as well as increased its authorized shares to 150,000,000. All references in the financial statements and the notes to financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split.

NOTE 13 - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its condensed consolidated statement of operations for the period ended June 30, 2006 to correct the following errors in the financial statements previously filed.

•
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

•
The Company erroneously accounted for the net liabilities assumed of $ 6,681,891 in connection with the acquisition of American Untited Global, Inc. (see Note 1) as a transaction cost and charged the amount to operations. The Company determined the assumption of the net liabilities was not a cost of operations, but a capital transaction incurred in connection with the recapitalization of the Company and has charged the $ 6,681,891 directly to accumulated deficit

The net effect of the correction of this error was to:

•	Reduce net loss for the six months ended June 30, 2006 from $6,953,769 to a net income of $877,187 or a $7,830,956 change

•	Increase the total debt discount, net of accumulated amortization, in connection with the assumption of the debt for the period ended June 30, 2006 by $591,770 from $529,838 to $1,121,609.

•	Decrease the Company’s reported transaction cost associated with the acquisition for the period ended June 30, 2006 by $ 1,174,631 from $ 7,856,522 to $6,681,891.

•	Decease in Company’s reported change in fair value of warrants by $14,758 from $1,525,558 to $1,510,800

•	Increase the amount charged to interest in connection with the amortization of the debt discount for the period ended June 30, 2006 by $10,808 from $111,656 to $122,464.

Following are reconciliations of the Company’s restatement of the Condensed Consolidated Statement of Operations for the periods ended June 30, 2006.

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	(As Restated)	(As Reported)	(As Restated)	(As Reported)
Revenues	$130,698	$130,698	$312,185	$312,185
Cost of Goods Sold	(113,961)	(113,961)	(228,015)	(228,015)
Gross Profit	16,737	16,737	84,170	84,170
Operating Expenses:
Selling, General & Administrative	192,653	192,653	522,904	522,904
Organization costs in connection with merger	-	7,856,522	-	7,856,522
Depreciation and Amortization	12,410	12,410	17,748	17,748
Total Operating expenses	205,063	8,061,585	540,652	8,397,174
Loss from Operations	(188,326)	(8,044,848)	(456,482)	(8,313,004)
Foreign exchange (expense)/ gain	(1,264)	(1,264)	1,568	1,568
Unrealized gain (loss) relating to adjustment of warranty liability to fair value	1,510,800	1,525,558	1,510,800	1,525,558
Interest Expense, net	(166,950)	(156,142)	(183,549)	(172,741)
Debt acquisition costs	(8,877)	(8,877)	(8,877)	(8,877)
Other income (expense)	-	-	13,727	13,727
Income Taxes Provision	-	-	-	-
Net Income (Loss)	$1,145,383	$(6,685,573)	$877,187	$(6,953,769)
Earnings per common share (basic)	0.07	(0.42)	0.05	(0.43)
Earnings per common share (assuming fully diluted)	0.00		(0.01)

The result of the Consolidated Balance Sheet restatement is:

•	Decrease in convertible notes payable, net of debt discount by $591,771 from $1,079,484 as of June 30, 2006 to $487,713.

•	Decrease in warrant liability by $557,294 from $9,868,394 as of June 30, 2006 to $9,311,100

Following are reconciliations of the Company’s restatement of the Consolidated Balance Sheet as of June 30, 2006:

	(As Restated)	(As Reported)
ASSETS	$7,719,614	$7,719,614
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Total Current Liabilities	4,118,620	4,118,620

Convertible Note Payable, net of unamortized discount	487,713	1,079,484
Warrant Liability	9,311,100	9,868,394
Dividend payable	172,531	172,531
Deficiency in Stockholders' Equity:
Preferred Stock	3,716	3,716
Common Stock (Note 8)	160,352	160,352
Additional Paid-In-Capital (Note 8)	330,113	330,113
Treasury stock	(80,000)	(80,000)
Accumulated deficit	(6,771,687)	(7,920,752)
Accumulated other comprehensive income (loss)	(12,844)	(12,844)
Total Deficiency in Stockholders' Equity	(6,370,350)	(7,519,415)
Total Liabilities and Deficiency in Stockholders' Equity	$7,719,614	$(7,719,614)

Following are reconciliations of the Company’s restatement of the Statement of Cash Flows for the six months ended June 30, 2006.

Cash Flows from Operating Activities:

•	Decrease in net loss from $6,953,769 to net income of 877,187 or $7,830,956 change for the six months ended June 30, 2006 resulting from the items listed above.

•
Decrease in amortization and depreciation from $1,374,467 to $1,368,711 or $5,756 for the period from September 16, 2002 (date of inception) through June 30, 2006. The resulting decrease is the result of a classification error within the cash flow statement.

•	Decrease in organization expenses in connection with merger from $7,856,522 to $0 from items above

Following are reconciliations of the Company’s restatement of the Consolidated Statement of Cash Flows for the six months ended June 30, 2006.

	Six Months Ended June 30, 2006
	(As Restated)	(As Reported)
Cash flows from Operating Activities:
Net income (loss)	$877,187	$(6,953,769)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	17,748	17,748
Amortization of deferred financing costs	8,877	8,877
Amortization of debt discounts	122,464	111,656
Organization expenses in connection with merger	-	7,856,522
Unrealized gain on change in fair value of warrant liabilities	(1,510,800)	(1,525,558)
Loss on disposal of fixed assets	23,366	23,366
(Increase) decrease in::
Accounts receivable	1,380	1,380
Inventory	(343,900)	(343,900)
Prepaid assets and deposits	(176,346)	(176,346)
Advances and other current assets	3,443	3,443
Other assets	(7,803)	(7,803)
Increase (decrease) in:
Accounts payable and accrued expenses	267,363	267,363
Advances received from customers	474,167	474,167
Other current liabilities	(2,545)	(2,545)
New cash used in operating activities	(245,399)	(245,399)
Cash flows from investing activities :
Net cash acquired in connection with merger	5,258,503	5,258,503
Acquisition of property plant and equipment	(347,078)	(347,078)
Net cash used in investing activities	4,911,425	4,911,425
Cash Flows From Financing Activities:

Proceeds provided by notes payable, other-net	979,948	979,948
Proceeds provided by (used in) notes payable, related party	(433)	(433)
Cash provided by financing activities	979,515	979,515
Effect of currency rate change on cash	(44,841)	(44,841)
Net (decrease) increase in cash	5,600,700	5,600,700
Cash, beginning of period	33,081	33,081
Cash, end of period	$5,633,781	$5,633,781

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company had working capital of $2,542,328. The Company generated a deficit in cash flow from operations of $ 245,399 for the six months ended June 30, 2006. This deficit is offset by the Company's net income from operations of $877,187and by depreciation and amortization of $149,089 and with an offset by the gain in the fair value warrants issued of $1,510,800. Accounts payable, accrued expenses and advances reflected a net increase of $738,985, and inventory, prepaid expenses and other current assets reflected a net increase of $523,226.

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

SOLAR THIN FILMS, INC.

Date: March 20, 2007	By:	/s/ Csaba Toro
Csaba Toro Chief Executive Officer and Principal Financial Officer