Form 10QSB/A
period 2006-09-30
Solar Thin Films, Inc.
filed 2007-03-20
CIK 859792

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

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ASSETS
Current assets:	RESTATED
Cash and cash equivalents	$4,853,422
Accounts receivable, net of allowance for doubtful accounts of $-0-	710,046
Inventory (Note 2)	847,152
Prepaid expenses	222,106
Advances and other current assets	44,671
Total current assets	6,677,397

Property, plant and equipment, net of accumulated depreciation of $70,620 (Note 3)	506,600

Other assets:
Deferred financing costs, net of accumulated amortization of $59,918	547,582
Other assets	12,211
Total other assets	559,793

Total assets	$7,743,790

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note 4)	$2,310,109
Advances received from customers	608,281
Note payable-other (Note 5)	1,500,000
Notes payable-related parties	159,000
Total current liabilities	4,577,390

Convertible notes payable, net of unamortized discount (Note 7)	1,191,881
Warrant liability (Note 7 )	5,064,900
Dividends payable (Note 6)	172,531
Total long term debt	6,429,312

Commitments and contingencies (Note 11)

Stockholders’ Deficit (Note 8)
Preferred stock, par value $0.01 per share; 1,200,000 shares authorized; -0- issued and outstanding	-
Series B-1 Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, 228,652 issued and outstanding	2,286
Series B-3 Preferred stock, par value $0.001 per share, 232,500 shares authorized, 47,518 issued and outstanding	475
Series B-4 Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, 95,500 issued and outstanding	955
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 16,269,597 issued and outstanding (Note 8)	162,696
Additional paid in capital (Note 8)	796,519
Treasury stock, at cost	(80,000)
Accumulated deficit	(4,141,769)
Accumulated other comprehensive income (loss)	(4,074)
Total deficiency in stockholders' equity	(3,262,912)
Total Liabilities and Deficiency in Stockholders' Equity	$7,743,790

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	RESTATED		RESTATED
	2006	2005	2006	2005
REVENUE:	$715,546	$232,332	$1,027,731	$597,724
Cost of goods sold	331,874	78,200	559,889	279,189
Gross profit	383,672	154,132	467,842	318,535

OPERATING EXPENSES:
Selling, general and administrative expenses	1,208,542	26,224	1,731,446	395,331
Research and development	-	97,475	-	97,475
Depreciation	17,816	17,194	35,564	24,526
Total operating expenses	1,226,358	140,893	1,767,010	517,332

NET INCOME (LOSS) FROM OPERATIONS	(842,686)	13,239	(1,299,168)	(198,797)

Other income/(expense)
Foreign exchange (expense) gain:	(5,185)	(720)	(3,617)	2,987
Unrealized gain relating to adjustment of warranty liability to fair value	4,246,200	-	5,757,000	-
Interest expense, net	(723,024)	(679)	(906,573)	(4,630)
Debt acquisition costs	(51,041)	-	(59,918)	-
Other income	5,654	40,582	19,381	284,043
Total other income	3,472,604	39,183	4,806,273	282,400

Net income before provision for income taxes	2,629,918	52,422	3,507,105	83,603

Income taxes expense	-	7,454	-	7,454

NET INCOME	$2,629,918	$44,968	$3,507,105	$76,149

Net income per common share (basic) (Note 1)	$0.16	$0.00	$0.22	$0.00
Net income (loss) per common share (assuming fully diluted) (Note 1)	$(0.02)	$0.00	$(0.03)	$0.00

Weighted average shares outstanding (basic) (Note 1)	16,083,625	16,035,221	16,051,533	16,035,221
Weighted average shares outstanding (assuming fully diluted) (Note 1)	54,033,804	16,190,777	54,001,712	16,086,775

Comprehensive Income:
Net Income	$2,629,918	$44,968	$3,507,105	$76,149
Foreign currency transaction gain (loss)	8,770	50,022	(36,071)	(469)

Comprehensive Income	$2,638,688	$94,990	$3,471,034	$75,680

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
Nine months ended September 30, 2006
(Unaudited)
RESTATED

	Preferred Series B-1		Preferred Series B-3		Preferred Series B-4
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2005	-	$-	-	$-	-	$-
Shares issued to Kraft RT shareholders in exchange for 95.5% of issued and outstanding Kraft RT shares in connection with Securities Purchase Agreement on June 14, 2006 (Note 1)	-	-	-	-	95,500	955
Kraft Shares exchanged for Solar shares in connection with Share Exchange Agreement	-	-	-	-	-	-
Transfer of 225 Kraft Shares to minority interest	-	-	-	-	-	-
Effect of merger with Solar Thin Films, Inc. (formerly American Global United) on June 14, 2006	228,652	2,286	47,518	475	-	-
Common stock issued in September 2006 for services rendered at $2.00 per share	-	-	-	-	-	-
Net Loss at September 30, 2006	-	-	-	-	-	-
Balance at September 30, 2006	228,652	$2,286	47,518	$475	95,500	$955

			Additional		Other		Total
	Common shares		Paid in	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Income (loss)	Deficit	Deficiency
Balance at December 31, 2005, as adjusted for Securities Purchase Agreement (Note 1) and reverse stock split (Note 12)	16,035,222	$240,400	$253,781	$-	$31,997	$(966,983)	$(440,805)
Shares issued to Kraft RT shareholders in exchange for 95.5% of issued and outstanding Kraft RT shares in connection with Securities Purchase Agreement on June 14, 2006 (Note1 )	-	-	(955)	-	-	-	-
Reclassification of Kraft equity with Share Exchange Agreement Transfer		(240,400)	240,400	-	-	-	-
Effect of merger with Solar Thin Films, Inc. (formerly American Global United) and assumption of liabilities on June 14, 2006 (Note 1)		160,352	(163,113)	(80,000)	-	(6,681,891)	(6,781,891)
Common stock issued in September 2006 for services rendered at $2.00 per share (Notes 1 and 8)	234,375	2,344	466,406	-	-	-	468,750
Net Income at September 30, 2006	-	-	-	-	(36,071)	3,507,105	3,471,034
Balance at September 30, 2006	16,269,597	$162,696	$796,519	$(80,000)	$(4,074)	$(4,141,769)	$(3,262,912)

 See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:	RESTATED
Net Income	$3,507,105	$76,149
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	35,564	24,526
Provision for doubt accounts	-	36,411
Common stock issued for services rendered	468,750	-
Forgiveness of debt-net	-	(202,340)
Amortization of deferred financing costs	59,918	-
Amortization of debt discounts	826,631	-
Unrealized gain on change in fair value of warrant liabilities	(5,757,000)	-
Loss on disposal of fixed assets	23,366	-
(Increase) decrease in:
Accounts receivable	(699,555)	87,114
Inventory	(465,778)	66,307
Prepaid expenses	(189,329)	35,894
Advances and other current assets	40,891	10,219
Other assets	(7,891)	-
Increase (decrease) in:
Accounts payable and accrued liabilities	680,502	(233,245)
Advances received from customers	509,043	67,822
Other current liabilities	(2,545)	(2,844)
Net cash used in operations	(970,328)	(33,987)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in connection with merger with American United Global	5,258,503	-
Acquisition of property, plant and equipment	(411,278)	(30,801)
Net cash provided by (used in) investing activities:	4,847,225	(30,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided by notes payable, other-net	979,948	497,439
Cash provided(used in) notes payable, related party	(433)	113,356
Net cash provided by financing activities:	979,515	610,795

Effect of currency rate change on cash	(36,071)	469

Net increase in cash and cash equivalents	4,820,341	546,476
Cash and cash equivalents at beginning of period	33,081	25,909
Cash and cash equivalents at end of period	$4,853,422	$572,385

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	-	806
Cash paid during the period for taxes	-	7,454
NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for services rendered	468,750	-
Abandonment of fixed asset-net of book value, in exchange for forgiveness of debt	-	16,008

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

The net liabilities assumed is accounted for as a recapitalization of the Company’s capital structure and , accordingly the Company has charged the $ 6,681,891 to accumulated deficit during the nine period ended September 30, 2006.

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

Net income (loss) per share

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income used in computing basic net income per share	$2,629,918	$3,507,105	$44,968	$76,149
Impact of assumed assumptions:
Amortization of debt discount (interest expense) on convertible debentures	704,167	826,631	-	-
Impact of equity classified as liability:
Gain on warrant liability marked to fair value	(4,246,200)	(5,757,000)	-	-
Net Income (loss) in computing diluted net income (loss) per share:	$(912,115)	$(1,423,264)	$44,968	$76,149

The weighted average shares outstanding used in the basic net income per share computations for the three and nine months ended September 30, 2006 was 16,083,625 and 16,051,533, respectively. In determining the number of shares used in computing diluted loss per share, the Company added approximately 37,950,179 potentially dilutive securities for the three and nine months ended September 30, 2006. For the three and nine months ended September 30, 2005, the Company added approximately 155,556 and 51,551 potentially dilutive shares, respectively. The potentially dilutive securities added were mostly attributable to the warrants, options and convertible debentures outstanding. As a result, the diluted loss per share for the three and nine months ended September 30, 2006 was $0.02 and $0.03, respectively; the diluted income per share for the three and nine months ended September 30, 2005 was $0.00 and $0.00 respectively.

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

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss from operations of $1,299,168 for the nine months ended September 30, 2006. The Company's liabilities exceeded its assets by $3,262,912 as of September 30, 2006.

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

On February 9, 2007, the Company affected a one-for-one. six (1 to 1.6) reverse stock split of it authorized and outstanding shares of common stock, $0.01 par value (see Note 12). All references in the financial statements and the notes to financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split. The Company has restated 16,269,597 shares of common stock issued and outstanding as of September 30, 2006.

On February 9, 2007 The Company is authorized to issue 150,000,000 shares of common stock with a par value of $.01 per share (see Note 12) . As of September 30, 2006, there were 16,269,597 shares of common stock issued and outstanding.

In September 2006, the Company issued 234,375 shares of its Common stock for services rendered at $2.00 per share.

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

SOLAR THIN FILMS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 12- SUBSEQUENT EVENTS

On October 31 2006, the Company entered into an employment agreement with its newly appointed Chief Executive Officer pursuant to which he will receive an annual compensation of $200,000 per annum, 45,956 (See Note 8) shares of our common stock annually and a ten year option to purchase 1,875,000 (See note 8) shares of common stock at an exercise price of $2.18 (See note 8) per share on a cashless basis (although the option has vested immediately, Mr. Toro is only permitted to sell 52,084 (See note 8)shares per month on a cumulative basis) . The agreement is for a term of three years and includes other normal compensation provisions such as employee benefit program participation and reimbursement for travel and other related expenses incurred.

Effective February 9, 2007, the Company amended their Certificate of Incorporation to effect a reverse stock split of the Company’s issued and outstanding shares of Common Stock at a ratio of 1.6 to 1, as well as increased its authorized shares to 150,000,000. All references in the financial statements and the notes to financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split.

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

•
The Company erroneously classified the fair value of the 625,000 warrants to acquire the Company’s common stock as a liability. The Company determined the warrants did not have registration rights and should have been classified as equity.

•
The Company erroneously accounted for the net liabilities assumed of $ 6,681,891 in connection with the acquisition of American Untited Global, Inc. (see Note 1) as an transaction cost and charged the amount to operations. The Company determined the assumption of the net liabilities was not a cost of operations, but a capital transaction incurred in connection with the recapitalization of the Company and has charged the $ 6,681,891 directly to accumulated deficit

The net effect of the correction of these errors was to:

•	Reduce net loss for the nine months ended September 30, 2006 from $3,174,786 to a net income of $3,507,105 or a $6,681,891 change

•	Increase the total debt discount net of accumulated amortization in connection with the assumption of the debt for the period ended September 30, 2006 by $529,625 from $6,053,494 to $6,583,119.

•	Decrease the Company’s reported transaction cost associated with the acquisition for the period ended September 30, 2006 by $ 1,174,631 from $ 7,856,522 to $6,681,891.

•	Decease in Company’s reported change in fair value of warrants by $170,862 from $5,927,862 to $5,757,000

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

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	(As Restated)	(As Reported)	(As Restated)	(As Reported)
Revenues	$715,546	$715,546	$1,027,731	$1,027,731
Cost of Goods Sold	(331,874)	(331,874)	(559,889)	(559,889)
Gross Profit	383,672	383,672	467,842	467,842
Operating Expenses:
Selling, General & Administrative	1,208,542	1,208,542	1,731,446	1,731,446
Organization costs in connection with merger	-	-	-0-	7,856,522
Depreciation and Amortization	17,816	17,816	35,564	35,564
Total Operating expenses	1,226,358	1,226,358	1,767,010	9,623,532
Loss from Operations	(842,686)	(842,686)	(1,299,168)	(9,155,690)
Foreign exchange expense (gain)	(5,185)	(5,185)	(3,617)	(3,617)
Unrealized gain (loss) relating to adjustment of warranty liability to fair value	4,246,200	4,402,304	5,757,000	5,927,862
Interest Expense, net	(723,024)	(660,877)	(906,573)	(833,618)
Debt acquisition costs	(51,041)	(51,041)	(59,918)	(59,918)
Other income (expense)	5,654	5,654	19,381	19,381
Income Taxes Provision	-	-	-	-
Net Income (Loss)	$2,629,918	$2,848,169	$3,507,105	$(4,105,600)
Earnings per common share (basic and diluted) (Note 8)	$0.16	$0.18	$0.22	$(0.26)

The result of the Consolidated Balance Sheet restatement is:

•	Decrease in convertible notes payable, net of debt discount by $529,624 from $1,721,505 as of September 30, 2006 to $1,191,881.

•	Decrease in warrant liability by $401,190 from $5,466,090 as of September 30, 2006 to $5,064,900

Following are reconciliations of the Company’s restatement of the Consolidated Balance Sheet as of September 30, 2006:

	(As Restated)	(As Reported)
ASSETS	$7,743,790	$7,743,790
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Total Current Liabilities	4,577,390	4,577,390

Convertible Note Payable, net of unamortized discount	1,191,881	1,721,505
Warrant Liability	5,064,900	5,466,090
Dividend payable	172,531	172,531
Deficiency in Stockholders' Equity:
Preferred Stock	3,716	3,716
Common Stock (Note 8)	162,696	162,696
Additional Paid-In-Capital (Note 8)	796,519	796,519
Treasury stock	(80,000)	(80,000)
Accumulated deficit	(4,141,769)	(5,072,583)
Accumulated other comprehensive income (loss)	(4,074)	(4,074)
Total Deficiency in Stockholders' Equity	(3,262,912)	(4,193,726)
Total Liabilities and Deficiency in Stockholders' Equity	$7,743,790	$7,743,790

Following are reconciliations of the Company’s restatement of the Statement of Cash Flows for the nine ended September 30, 2006 .

Cash Flows from Operating Activities:

•	Decrease in net loss from $3,174,786 to net income of $3,507,105 or $6,681,891 for the nine months ended September 30, 2006 resulting from the items described above.

•	Eliminate adjustment for cash flow from operating activities for effect of assumption of liabilities (see Note 1)

•	Increase in amortization of debt discounts from $753,676 to $826,631 or $72,955 resulting from the items above

•	Decrease in organization expenses in connection with merger from $7,856,522 to $6,681,891 or $1,174,631 from items above.

•	Decease in unrealized gain on change in fair value of warrant liabilities from $5,927,862 to $5,757,000 from items above

Following are reconciliations of the Company’s restatement of the Consolidated Statement of Cash Flows for the nine months ended September 30, 2006.

	Nine Months Ended September 30, 2006
	(As Restated)	(As Reported)
Cash flows from Operating Activities:
Net income (loss)	$3,507,105	$(4,105,600)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	35,564	35,564
Common stock issued for services rendered	468,750	468,750
Amortization of deferred financing costs	59,918	59,918
Amortization of debt discounts	826,631	753,676
Organization expenses in connection with merger	-0-	7,856,522
Unrealized gain on change in fair value of warrant liabilities	(5,757,000)	(5,927,862)
Loss on disposal of fixed assets	23,366	23,366
(Increase) decrease in::
Accounts receivable	(699,555)	(699,555)
Inventory	(465,778)	(465,778)
Prepaid assets and deposits	(189,329)	(189,329)
Advances and other current assets	40,891	40,891
Other assets	(7,891)	(7,891)
Increase (decrease) in:
Accounts payable and accrued expenses	680,502	680,502
Advances received from customers	509,043	509,043
Other current liabilities	(2,545)	(2,545)
New cash used in operating activities	(970,328)	(970,328)
Cash flows from investing activities :
Net cash acquired in connection with merger	5,258,503	5,258,503
Acquisition of property plant and equipment	(411,278)	(411,278)
Net cash used in investing activities	4,847,225	4,847,225
Cash Flows From Financing Activities:

Proceeds provided by notes payable, other-net	979,948	979,948
Proceeds provided by (used in) notes payable, related party	(433)	(433)
Cash provided by financing activities	979,515	979,515
Effect of currency rate change on cash	(36,071)	(36,071)
Net (decrease) increase in cash	4,820,341	4,820,341
Cash, beginning of period	33,081	33,081
Cash, end of period	$4,853,422	$4,853,422

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

For the three months ended September 30, 2006 revenues was $715,546 as compared to $232,332 for the similar period in 2005, an increase of $483,214 or 208%. This increase in revenue was due to increased export sales volume in 2006 as compared to a more domestic revenue base in 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the Company had working capital of $2,100,007. The Company generated a deficit in cash flow from operations of $970,328 for the nine months ended September 30, 2006. This deficit was offset primarily by the Company's net income from operations of $ 3,507,105, by depreciation and amortization of $922,113 and offset with the gain in the fair value warrants issued of $5,757,000 and to changes in the balances of current assets and liabilities. Accounts payable and accrued expenses increased by $680,502, and inventory, prepaid expenses and other current assets increased (net) by $1,321,662.

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