Form 10KSB
period 2006-12-31
Solar Thin Films, Inc.
filed 2007-04-17
CIK 859792

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission File Number 000-19404

SOLAR THIN FILMS, INC.
(Name of small business issuer as specified in its charter)

DELAWARE	95-4356228
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Koerberki út 36. Budapest, Hungary 1112
(Address of principal executive offices)

Issuer’s telephone number, including area code: +36- 1-248-2880

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $.001 per share	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Issuer had revenues of $2,426,954 for the year ended December 31, 2006. As of April 9 2007, 49,696,101 shares of Common Stock were outstanding of which 31,143,707 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affilaites of the Comapny as of April 9, 2007 was $23,357,780.25.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

On August 9, 2005, Solar Thin Films, Inc (“Company” or “STF”) entered into a Share Purchase Agreement (the “Agreement”) with Kraft Rt., a Hungarian corporation (“Kraft”) and the shareholders of Kraft. Pursuant to the Agreement, the Company agreed to acquire 100% of the outstanding interest in Kraft. On January 30, 2006, the Agreement expired pursuant to its own terms.

Commencing in March 2006 through June 2006, the Company entered into Securities Purchase Agreements with shareholders of Kraft that together owned 95.5% of the equity interest in Kraft to acquire their interests. On June 14, 2006, the Company closed on the acquisition of 95.5% of the outstanding securities of Kraft and, as a result, Kraft is now a majority-owned subsidiary of the Company. As a result of the acquistion, there was a change in control of the Registrant. In consideration for the shares of Kraft, STF issued the sellers an aggregate of 95,500 shares of Series B-4 Preferred Stock of the Company (the “Preferred Shares”). The Preferred Shares automatically converted into 350 shares of common stock or an aggregate of 33,425,000 shares of common stock upon our increasing our authorized shares of common stock and, prior to such conversion, the Preferred Shares will have the same voting rights of the shares of common stock and vote together with the shares of common stock on all matters.

On June 15, 2006, shareholders of the Company representing a majority of the outstanding voting stock of the company authorized the Company to engage in the following:

- increase the authorized shares of common stock as set forth in its certificate of incorporation from 40,000,000 to 150,000,000; and

- reverse split the authorized shares of common stock on a basis of one for 1.6 shares of common stock.

The Company filed a definitive information statement with the Securities and Exchange Commission in January 2007 and delivered a definitive information statement to its record shareholders disclosing the aforementioned items. There reverse split and increase of authorized share became effective in February 2007.

Effective as of July 3, 2006, the Company changed its name from “American United Global, Inc.” to “Solar Thin Films, Inc.” As a result, our quotation symbol changed from “AUGB.PK” to “SLTF.PK”. In February 2007, the symbol changed to SLTN.OB.

Organizational History

Solar History

The Company was initially organized as a New York corporation on June 22, 1988 under the name Alrom Corp. ("Alrom"), and completed an initial public offering of securities in August 1990. Alrom effected a statutory merger in December 1991, pursuant to which Alrom was reincorporated in the State of Delaware under the name American United Global, Inc. Prior to the acquisition of Kraft, the Company intended to focus its business strategy on acquisitions of operating businesses in various sectors. On June 14, 2006, in connection with its business strategy, the Company closed on the acquisition of 95.5% of the outstanding securities of Kraft and, as a result, now conducts its operations via Kraft, the majority-owned subsidiary.

Kraft History

Kraft was founded in 1993, shortly after the breakup of the communist economy in Hungary. Its founding members were associated with the Hungarian Central Research Institute for Physics. In 1996, Kraft was contracted to develop thin-film photovoltaic deposition equipment for production of amorphous silicon based thin-film modules, as well as complete turnkey facilities. Photovoltaics (PV) is the physical phenomenon, which allows certain semiconductor materials to directly convert sunlight into electricity.

In the subsequent years, Kraft has manufactured four such facilities in New Jersey, Hungary, China and Greece. In producing these facilities, Kraft developed all aspects needed for becoming a leading manufacturer of turnkey plants and equipment that produce photovoltaics modules that utilizing thin-film technology.

On behalf of its customers, Kraft is presently engaged in the design, development and construction of various turnkey manufacturing plants that produce photovoltaic thin-film modules. The Company expects the primary purchase of such photovoltaic thin-film modules to be used by corporations and governments in the development and construction of solar power plants. Kraft, in the future, may further integrate itself in this industry through the engagement in other areas including, but not limited to, operating the manufacturing plants, selling thin-film photovoltaic modules, installing the thin-film photovoltaic modules and managing solar power plants.

Business Overview

The Company conducts its business operations via the recently acquired majority-owned subsidiary, Kraft. Kraft is an equipment design and manufacturing company headquartered in Budapest, Hungary and historically has been engaged in the design, development and manufacturing of vacuum based production and quality control equipment used in several hi-tech industries. Over its ten year existence, Kraft has developed and manufactured a line of equipment serving the semiconductor industry, glass coating technologies and, more recently, the photovoltaic industry. The Company is currently focusing substantially all of its efforts on the design, development and construction of turnkey thin-film PV manufacturing plants that produce photovoltaic thin-film modules and expects most of its near term growth to develop through the delivery of its turnkey PV facilities.

Through the Company’s association with strategic partners, STF is seeking to secure a leading position as the primary supplier of turnkey PV facilities to manufacture thin-film based photovoltaic modules. Such turnkey facility consists of all the hardware and machinery manufactured, assembled, and installed by the Company and all the software, know-how and training associated with the manufacturing process supplied jointly with its strategic partners. Historically, the strategic partner has served as the main contractor guaranteeing process performance to the buyer, and Kraft is the equipment supplier through its partner to the buyer. STF also has a right to market and sell such turnkey PV production facilities.

The main strategic partners of the Company, in the sale of turnkey thin-film photovoltaic module manufacturing facility, are TerraSolar Global, Inc. (“TerraSolar”) and Renewable Energy Solutions, Inc. (“RESI”). TerraSolar, Inc. (“TSI”) owns approximately 49% of the outstanding securities of TerraSolar. Zoltan Kiss, a director and shareholder of the Company, through TSI, is a shareholder of TerraSolar. Zoltan Kiss, a director and shareholder of the Company, is also the majority owner of RESI.

Products and product development

PV Modules on Glass Substrate

The Company has developed manufacturing equipment used in its turnkey manufacturing facilities that produce thin-film based modules on glass substrates. By 2006, Kraft constructed four turnkey manufacturing facilities, and is currently in the process of completing a fifth facility, to manufacture amorphous silicon based photovoltaic modules. The PV industry and other industries using thin-film PV technology are changing very rapidly, and it is imperative that we carry on R&D activities to develop the next generation deposition equipment. To accomplish this, the Company commenced R&D activity, either internally or through our relationship with RESI, to develop:

- manufacturing equipment to manufacture copper indium gallium diselenide (CIGS) based PV modules on a 2ft x 4ft glass substrate;

- manufacturing technology for thin-film based PV modules that will be able to use substrate size 4ft x 8ft; and

- automated glass handling and robotic processes to eliminate labor costs from PV module production.

Architectural Glass Applications

One large existing market for thin-films on a glass substrate has been used in the architectural glass industry to create low-e coated windows with reflective properties to enhance the insulation. Similar coated glass using different color films has been used as architectural glass on the sides of skyscrapers. The Company’s technology is capable of preparing such glass, and, in some cases, can add a photovoltaic component to it. There is ongoing R&D effort to extend the application of building integrated photovoltaics or so-called BIPV modules to window glass in high-rise buildings.

Market

Management believes the PV industry is currently growing from infancy to adolescence. The Company believes this growth is aided by the concerns of global warming, governmental incentives, political and institutional involvement and the economics of the PV industry. STF believes the strongest force in causing the move from fossil fuels to PV is the economics of PV. Since the cost of the PV module represents more that 70% of the cost of installed PV systems, to manufacture the lowest cost PV modules secures the greatest competitive edge and advantage in the market place.

The market presently consists substantially of modules produced using crystalline silicon. Most of the thin-films that have been produced, until now, use amorphous silicon on a glass substrate. The costs of the thin-film based modules are less than half of those for crystalline silicon. Based on the economic pressures by this major cost difference, Kraft believes that the ratio of crystalline to thin-film in the product mix will substantially shift in the next decade.

Most of this growth has taken place using crystalline modules. The Company’s management believes the emergence of thin-films as a lower cost alternative is now being absorbed by the market.

Competition

Crystalline silicon PV technologies currently represent substantially 90% of PV market. Demand for crystalline silicon has grown very rapidly over the past decade, but the photovoltaic module prices remained relatively unchanged. The competitors of the Company, through their own research and development, have been developing their own pilot lines for thin-films PV module manufacturing. As a result, STF believes its competitors will consist of companies that decide to build their own PV plants utilizing their internal technology and know how. Most of the players are specialized on the sale of individual pieces of equipment which are only a part of the thin-films module production line. STF believes that the marketing and sale of turnkey manufacturing facilities is substantially more profitable than the marketing of particular pieces of equipment. However, in case a customer requests only pieces of equipments, Kraft fulfills the order seamlessly as well.

Strategy

The Company’s strategy is to market complete turnkey manufacturing equipment to manufacture thin-film based PV modules. Kraft intends to develop its strategy by developing the following areas:

Sale of Turnkey Facilities

The Company’s main focus is on developing the photovoltaic business. The large PV companies with technical background have been developing their own thin-film manufacturing pilot lines. STF believes these players will buy individual machines and components from Kraft. In addition to the large technical or energy companies, there are companies that desire to sell PV modules, which on their own do not have the technical expertise to define a manufacturing process and assemble thin-film factories through the purchase of stand alone components.

Together with strategic partners such as Resi and Terrasolar, STF offers a turnkey manufacturing facility that is sold installed together with guarantees of the manufacturing line, such as throughput, module efficiency, and in some cases, even manufacturing cost. Such turnkey facility consists of all the hardware and machinery manufactured, assembled, and installed by the Company and all the software, know-how and training associated with the manufacturing process supplied by its strategic partners. In this arrangement, TerraSolar has historically been the main contractor guaranteeing process performance to the buyer, and STF is the developer of the facility through TerraSolar to the buyer.

STF also has a right to sell such turnkey facilities. In cases, where the turnkey facility is sold by STF, either the Company will be the main contractor, with its strategic partner subcontranting to deliver their know-how and soft costs, or the strategic partner will be the main contractor but in this case, the Company will receive additional remuneration for its marketing efforts.

In addition to the sale of the turnkey facilities, STF may commence to build and operate the turn key facilities and, in turn, sell the PV modules as well as installing the thin-film photovoltaic modules and managing solar power plants.

Sale of Individual Machines

Some of the individual products can be sold for a specific, limited function. These products include a tin-oxide deposition system that could be offered to architectural or so-called low-e coating deposition architectural glass manufacturers. The Company can also offer for sale various components for vacuum systems (for example, gate valves, chambers, etc.)

Customers

Currently the Company has two key customers, which count for over 90% of the total revenue. Both companies are located in the US and request Kraft to manufacture and deliver thin-film photovoltaic manufacturing equipments to their clients in the various parts of the world (e.g. Portugal, China, Taiwan).

Governmental Regulation

The Company’s operations are subject to local, state and federal laws and regulations governing environmental quality and pollution control. To date, the Company’s compliance with these regulations had no material effect on its operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. STF is unable to assess or predict at this time the effects that additional regulations or legislation could have on the activities.

Employees

As of December 31, 2006, the Company employed 48 full-time and 2 part-time employees, neither of whom is a member of a union or work council.

Sales and Project management

STF employs approximately four people in sales and project management, who are mainly responsible for finding and contacting potential customers, bid-management and operations service management activities. Their main task involves creating business offers and interaction with engineering and production departments within the Company. The sales force works closely with the equipment manufacturing group, which is responsible for the timely production and deliveries.

Engineering

Equipment is designed by the engineering department. Three engineers are employed for the mechanical design activites of the equipment. Seven electrical engineers are responsible for the design of the electrical parts of the manufactured equipments. Both engineering groups work closely with the manufacturing unit.

Production (Equipment manufacturing)

The biggest unit in the Company is the production (equipment manufacturing) department, consisting of 25 employees. These people are performing the actual assembly of the equipment, including the activities related the the mechanical, vacuum system and electrical parts of the product. The manufacturing activities are also supported by the input provided by engineers in close cooperation.

ITEM 2.	DESCRIPTION OF PROPERTIES

The following table lists the office space that the Company leases from unaffiliated persons:

Lessee	Address of Property	Primary Use	Sq. feet	Rent Amount/ Month	Lease Terms

Kraft Zrt.	1112 Budapest, Kőérberki út 36. Hungary	General operation stockholder relations, general executive	20,063	USD 14,200	3 years from November,2005 non-cancelable
Kraft Zrt.	Körmend	Equipment manufacturing plant	10,760	USD 1300	unlimited with 6 months cancellation period

In November 2005, Kraft entered into a three year fixed term lease agreement for its corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $14,200 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after December 31, 2006 in accordance with the inflationary index published by the Central Statistical Office. Rental expenses charged to operations for the year ended December 31, 2006 and 2005 are $123,043 and $81,038, respectively. The increase in the rent expense for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was the result of a increase in the amount of square footage rented by Kraft from approximately 500 square feets in late 2005 to over 20,000 square feets in late 2006.

The Company also has a mailing address within the United States located at 25 Highland Blvd., Dix Hills, New York 11746.

ITEM 3.	LEGAL PROCEEDINGS

New York Medical, Inc. and Redwood Investment Associates, L.P. vs. American United Global, Inc., et al. (Supreme Court, New York State, New York County). In this suit, filed on December 12, 2003, plaintiffs seek a declaration that a series of transactions by which we allegedly acquired Lifetime Healthcare Services, Inc. ("Lifetime") and Lifetime acquired an interest in NY Medical from Redwood (collectively "Transactions") were properly rescinded or, alternatively, that because the Transactions were induced by fraudulent conduct of our company and others, that the Transactions should be judicially rescinded. In addition to the requests for equitable relief, plaintiffs also seek monitory damages in excess of $5 million and exemplary damages in the amount of $15 million.

Currently, the suit has not proceeded past the filing and service of the complaint. We have obtained an open-ended extension of time in which to answer and/or move with regard to the complaint. We are attempting to resolve the matter amicably. However, in the event litigation proceeds, it will be aggressively defended.

The Company’s Act in Hungary prescribes that in the case of obtaining majority interest (over 50%) by a company in other Public Limited Companies by Shares (“PLC”) any of the remaining minority shareholders in a PLC may offer their shares to the new majority owner for acquisition. In the case of offering, the Company is obliged to purchase those shares on market value valid on the date when the majority owner acquired interest. The remaining shareholders of Kraft RT representing 4.5% indicated their intention to offer their shares for purchase by the Company; the majority shareholder of Kraft RT. The Company offered the acquisition of 4.5% of Kraft with the same term than provided to any other shareholder in the form of issuing 1,575,000 shares of common stock of the Company. The party did not accept the offer and has requested cash payment. The parties are currently in discussion about the fair market price of 4.5% ownership of Kraft RT which was valid on June 14, 2006 when the acquisition of majority ownership was acquired. The Company has yet to determine what the final settlement will be.

From time to time, we are a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market Information

The Company's common stock is traded on the OTC Bulletin Board ("OTC") under the symbol "SLTF.PK".

Listed below are the high and low sale prices for the shares of Company’s common stock during the years ended December 31, 2006 and 2005. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

	High ($)	Low ($)
Quarter Ending:
2005
March 31, 2005	1.65	0.65
June 30, 2005	1.20	0.72
September 30, 2005	2.25	0.70
December 31, 2005	2.50	1.50

2006
March 31, 2006	2.00	0.86
June 30, 2006	1.86	0.85
September 30, 2006	1.75	1.20
December 31, 2006	1.40	0.98

On April 9, 2007 the closing bid price on the OTC Bulletin Board for the Company’s common stock was $0.97.

The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the company’s common stock and may affect the ability of shareholders to sell their shares.

Holders of Common Stock

On April 9, 2007, there were approximately 240 holders of record of the Company’s Common Stock then issued and outstanding.

Dividends

Except for dividend payment declared by Kraft in 2001 and 2002, the Company has never paid cash dividends and has no plans to do so in the foreseeable future. STF future dividend policy will be determined by its board of directors and will depend upon a number of factors, including our financial condition and performance, its cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.

Equity Compensation Plans

Plan Category	Number of shares to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of shares remaining available for future issuance under equity compensation plans

Approved by security holders	—	—	—
Not approved by security holders	2,046,875	2.16	2,640,625

Total	2,046,875	2.16	2,640,625

The equity compensation plans are discussed in Note 11 of the 2006 Consolidated Financial Statements.

Sale of Securities that were not Registered Under the Securities Act of 1933

The Company did not sell any securities that were not registered under the Securities Act of 1933 during the year ended December 31, 2006 that have not been previously included in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K.

ITEM 6	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company operates in Hungary through its majority owned subsidiary, Kraft, a Hungarian corporation.

The Company through its subsidiary is presently engaged in the design, development and construction on behalf of its customers of turnkey manufacturing plants that produce photovoltaic thin film modules. The Company expects the primary use of such photovoltaic thin film modules is to be used by corporations and governments in the development and construction of solar power plants.

STF, in the future, may further integrate itself in this industry through the engagement in other areas including, but not limited to, operating the manufacturing plants, selling thin film photovoltaic modules, installing the thin film photovoltaic modules and managing solar power plants.

Acquisition - Kraft

Commencing in March 2006 through June 2006, STF entered into Securities Purchase Agreements with shareholders of Kraft that together owned 95.5% of the equity interest in Kraft to acquire their interests. On June 14, 2006, the Company closed on the acquisition of 95.5% of the outstanding securities of Kraft and, as a result, Kraft became a majority-owned subsidiary of the Company. In consideration for the shares of Kraft, the Company issued the sellers an aggregate of 95,500 shares of Series B-4 Preferred Stock of the Company (the “Preferred Shares”). The Preferred Shares are each automatically convertible into 350 shares of common stock or an aggregate of 33,425,000 shares of common stock upon us increasing our authorized shares of common stock and, prior to such conversion, the Preferred Shares will have the same voting rights of the shares of common stock and vote together with the shares of common stock on all matters.

As a result of the Securities Purchase Agreement, there was a change in control of STF, the public entity. In accordance with SFAS No. 141, Kraft was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of Kraft's capital structure. For accounting purposes, the Company accounted for the transaction as a reverse acquisition and Kraft is the surviving entity. The total purchase price and carrying value of net assets acquired was $6,681,891 and charged to accumulated deficit. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Prior to the Agreement, the Company was an inactive corporation with no significant assets and liabilities.

Critical Accounting Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various others assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

- Revenue Recognition
- Allowance for doubtful accounts
- Research and development
- Warrant liability

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

Warrant Liability

In connection with the placement of certain debt instruments during the twelve month ended December 31, 2006, the Company issued freestanding warrants. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, the Company are required to account for these freestanding warrants as a derivative financial instrument liability, rather than as shareholders’ equity.

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

Commitments and contingencies

The Company’s subsidiaries have entered into non-cancelable operational agreements for office premises.

In connection with the acquisition of Kraft, the Company entered into consulting agreements with Robert Rubin and Zoltan Kiss pursuant to which each consultant will receive an annual salary of $160,000 per annum, reimbursement for up to $5,000 in expenses associated with company activities and major medical benefits in consideration for services performed on behalf of the company. Each of these agreements is for a term of three years.

On October 31, 2006, the Board of Directors appointed Csaba Toro as the Chief Executive Officer of the Company. His renumeration includes: (1) base salary of $200,000 per year; (2) issuance of 45,956 shares of common stock per year; (3) a bonus paid pursuant to the Executive Officer Incentive Plan as determined by the Board of Directors; (4) ten year option to purchase 1,875,000 shares of common stock at an exercise price of $2.18 per share on a cashless basis on a post reverse split basis. Although the option has vested immediately, Mr. Toro is only permitted to sell 52,084 shares per month on a cumulative basis; (5) participation in all employee benefit plans and programs; and (6) reimbursement of reasonable expenses.

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. Rental expenses charged to operations for the year ended December 31, 2006 and 2005 were $157,505 and $81,038, respectively. The 3 year minimum future cash flow for the leases at December 31, 2006 is as follows:

Fiscal Year:	Amount:
December 31, 2007	$185,196
December 31, 2008	185,196

The following table summarizes the cash commitments described above:

Contractual Cash Obligations	2007	2008	2009	2010	After 2010

Operational leases	$185,196	$185,196	-	-	-

Employment agreements (1)	$520,000	$520,000	$327,000	-	-

Total Contractual Cash Obligations	$705,196	$705,196	$327,000	-	-

(1) base salary of CEO and the directors without bonus

 Results of Operations

 Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Revenues

The following table summarizes our revenues for the year ended December 31, 2006 and 2005:

Year ended December 31,	2006	2005
Total Revenues	$2,426,954	$691,213

For the year ended December 31, 2006, revenues were increased by 251% or $1,735,741 as compared to the similar period in 2005. This increase in revenue was due to increased volume of export sales in 2006 as compared to a more domestic base in 2005.

Cost of good sold

The following table summarizes our cost of goods sold for the year ended December 31, 2006 and 2005:

Year ended December 31,	2006	2005
Total cost of goods sold	$1,766,806	$402,204

Our cost of goods sold for year ended December 31, 2006 were $1,766,806 or 72.8% of our sales as compared to $402,204, or 58.18% of our sales for the year ended December 31, 2005. Our cost of sales predominantly consists of the cost of labor, raw materials, and absorbed indirect manufacturing cost.

General, selling and administrative expenses

The following table summarizes our general, selling and administrative expenses for the year ended December 31, 2006 and 2005:

Year ended December 31,	2006	2005
Compensation and related costs	$5,531,590	$790,348

For the year ended December 31, 2006 selling, general and administrative expenses were $5,531,590 as compared to $790,348 of sales in 2005. The increase in selling, general and administrative expenses of $4,741,243 are attributable to the additional staff/consultants (legal, audit) supporting the recapitalization along with stock based compensation issued in 2006 of $2,831,353 and accrued penalty on late registration of shares of $480,000 as compared with $-0- in 2005.

Research and development

The following table summarizes our research and development expenses for the year ended December 31, 2006 and 2005:

Year ended December 31	2006	2005
Research and development expenses	$11,600	$97,475

Our research and development for year ended December 31, 2006 were $11,600 compared to $97,475 for the year ended December 31, 2005. In late 2005, the Company suspended its research and development activity, while it signed a new contract with RESI in middle of December 2006 for a new agreement representing a monthly charge of $30,000.

Depreciation

The following table summarizes our depreciation and amortization for the year ended December 31, 2006 and 2005:

Year ended December 31,	2006	2005
Depreciation	$55,328	$12,687

Depreciation has increased by $42,641 in the year ended December 31, 2006 compared to the same period in 2005. The increase can be attributed to the acquisition of new equipments purchased in 2006.

Liquidity and Capital Resources

As of December 31, 2006, our cash, cash equivalents and marketable securities were approximately $2,667,483, an increase of $2,634,402 from the end of fiscal year 2005.

As of December 31, 2006, we had working capital of $1,114,003. We generated a deficit in cash flow from operations of $3,280,318 for the year ended December 31, 2006. This deficit is primarily attributable to our net income from operations of $2,858,765, partially increased by depreciation and amortization of $1,697,086 as well as $2,831,353 fair value of options issued and $468,750 in stock based compensation for services offset by the gain in the fair value warrants issued of $9,356,400 and to changes in the balances of current assets and liabilities. Accounts payable, advances and accrued expenses increased by $1,157,707, and inventory, receivables, prepaid expenses and other current assets increased (net) by $2,917,029.

Cash flows provided by investing activities for the year ended December 31, 2006 was $4,699,068, primarily due to cash received through merger of $5,258,503 net with the purchase of property and equipment of $559,435.

We met our cash requirements during the period through net proceeds from the issuance of debt of $977,987.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow requirements from operations and development. We have sufficient cash on hand as of December 31, 2006 to meet our working capital needs and requirements for the next twelve (12) months only if the Company is able to collect receivables in 2007 on the projects under completion as of December 31, 2006 from our major customers. We are seeking additional financing, which may take the form of debt, convertible debt or equity, in order to provide the additional working capital and funds for expansion. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of December 31, 2006 or as of the date of this report.

Inflation and Foreign Currency

The Company maintains its books in local currency: US Dollars for the parent holding Company in the United States of America and Hungarian Forint for Kraft in Hungary.

The Company’s operations are primary outside of the United States through its majority owned subsidiary. As a result, fluctuations in currency exchange rates may significantly affect the Company's sales, profitability and financial position when the foreign currencies, primarily the Hungarian Forint, of its international operations are translated into U.S. dollars for financial reporting. In additional, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may or will affect the Company's business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

The translation of the Company’s subsidiaries forint denominated balance sheets into U.S. dollars, as of December 31, 2006, has been affected by the weakening of the U.S. dollar against the Hungarian forint from 212.99 as of December 31, 2005, to 191.57 as of December 31, 2006, an approximate 11% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the years ended December 31, 2006 and 2005 were 198.80 and 210.52, respectively.

Effect of Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. “ Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

Risk Factors

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial may also impair the Company’s business operations. If any of the following risks actually occur, the Company’s businesses, financial condition or results of operations could be materially adversely affected, the value of the Company common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

•	We have a history of losses, expect to incur substantial further losses and may not achieve or maintain profitability in the future, which may decrease the market value of our stock.

Solar Thin Films has reported a net loss of $4,938,370 from operations for the year ended December 31, 2006 and a net loss of $611,501 from operations for the year ended December 31, 2005.

The Company has suffered operating losses and negative cash flows from operations since inception and, at December 31, 2006, the Company had an accumulated deficit $4,790,109. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. We will continue to incur losses until we are able to establish significant sales. Our possible success is dependent upon the successful development and marketing of our services and products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

•	Kraft is dependent on a small amount of customers and any loss of these customers will a negative impact on our operations.

For the year ended December 31, 2006, Kraft derived 92% of its total revenues from two major customers and purchased 32% of its total materials to three vendors. A loss of any of these relationships, for any reason could cause the Company to experience difficulties in obtaining revenue and implementing its business strategy. There can be no assurance that the Company could establish other relationships of adequate revenue in a timely manner or at all. In the event that STF is not able to significantly increase the number of customers or vendors that purchase its products its financial condition and results of operations will be materially and adversely affected.

•	Kraft has generated limited revenues and it may never achieve profitability.

The Company has generated limited revenues of $2,426,954 and $691,213 for the year ended December 31, 2006 and December 31, 2005, respectively, and the Company incurred losses from operations of $4,938,370 and $611,501, respectively. STF’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. We cannot assure you that the Company can achieve or sustain profitability in the future. STF’s operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our PV manufacturing facilities development will achieve market acceptance. The Company may not achieve its business objectives and the failure to achieve such goals would have an adverse impact on STF. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

•	Evaluating our business and future prospects may be difficult due to the rapidly changing market landscape.

There is limited historical information available about our company upon which you can base your evaluation of our business and prospects. Although Kraft was formed in 1993 for the development of vacuum based technologies it has only recently developed four turnkey PV module manufacturing facilities pursuant to which it has only recognized limited revenues.

The market we are addressing is rapidly evolving and is experiencing technological advances and new market entrants. Our future success will require us to scale our manufacturing capacity significantly beyond the capacity of our Budapest, Hungary manufacturing facility, and our business model and technology are unproven at significant scale. Moreover, Kraft’s strategic partnership with TerarSolar and RESI, are only in the early stages of development and have not been officially agreed to and formalized. Kraft has limited experience upon which to predict whether it will be successful. As a result, you should consider its business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a growing and rapidly evolving market.

•
Our future success substantially depends on our ability to significantly increase our manufacturing capacity through the development of additional manufacturing facilities. We may be unable to achieve our capacity expansion goals as a result of a number of risks, which would limit our growth potential, impair our operating results and financial condition and cause our stock price to decline.

Our future success depends on our ability to increase our manufacturing capacity through the development of additional manufacturing facilities. If we are unable to do so, we may not be able to achieve the production volumes and per unit costs that will allow us to meet customer demand, maintain our competitive position and achieve profitability. Our ability to develop additional manufacturing facilities is subject to significant risk and uncertainty, including:

-
we may need to continue to raise significant additional capital through the issuance of equity or convertible or debt securities in order to finance the costs of development of any additional facility, which we may be unable to do on reasonable terms or at all, and which could be dilutive to our existing stockholders;

-
the build-out of any additional facilities will be subject to the risks inherent in the development of a new manufacturing facility, including risks of delays and cost overruns as a result of a number of factors, many of which may be out of our control, such as delays in government approvals or problems with supplier relationships;

-
our manufacturing processes, particularly those for the development of the equipment used in the turnkey PV manufacturing facilities, are unproven at large scale and may prove difficult to implement in any new facility; and

-
if a new facility is established internationally, we may encounter legal restrictions and liability, encounter commercial restrictions and incur taxes and other expenses to do so and otherwise be subject to the risks inherent in conducting business in a foreign jurisdiction as described elsewhere in this section.

If we are unable to develop and successfully operate additional manufacturing facilities, or if we encounter any of the risks described above, we may be unable to scale our business to the extent necessary to achieve profitability, which would cause our stock price to decline. Moreover, there can be no assurance that if we do expand our manufacturing capacity that we will be able to generate customer demand for our turnkey PV manufacturing facilities at these production levels or that we will increase our revenues or achieve profitability.

•	Our turnkey manufacturing facility may not gain market acceptance, which would prevent us from achieving increased sales and market share.

The development of a successful market for turnkey manufacturing facility may be adversely affected by a number of factors, many of which are beyond our control, including:

-	our ability to market our services together with our equipment;

-	our failure to produce a turnkey facility that competes favorably against companies electing to develop these facilities internally;

-
our failure to produce a turnkey facility that produces PV modules that compete favorably against conventional energy sources and alternative distributed generation technologies, such as wind and biomass, on the basis of cost, quality and performance; and

-	our failure to develop and maintain successful relationships with strategic partner.

If our turnkey facilities or the PV solar modules produced by our facilities fail to gain market acceptance, we would be unable to increase our sales and market share and to achieve and sustain profitability.

•	Technological changes in the solar power industry could render our turnkey manufacturing facilities uncompetitive or obsolete, which could reduce our market share and cause our sales to decline.

Our failure to further refine our technology and develop and introduce the next generation of our turnkey facility could cause our products to become uncompetitive or obsolete, which could reduce our market share and cause our sales to decline. The solar power industry is rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the solar power industry and to effectively compete in the future. We believe that a variety of competing solar power technologies are under development by other companies that could result in lower manufacturing costs or higher product performance than those expected to be produced utilizing our turnkey facilities. Our development efforts may be rendered obsolete by the technological advances of others and other technologies may prove more advantageous for the commercialization of solar power products.

•
We face risks associated with the marketing, development and sale of our turnkey facilities internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.

To date, Kraft has developed four turnkey facilities in New Jersey, Hungary, China and Greece. We expect to seek to develop turnkey facilities on an international basis. It will require significant management attention and financial resources to successfully develop our international sales channels either internally or through TerrarSolar. In addition, the marketing, development and sale of our turnkey facilities internationally could expose us to a number of markets with which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

-	difficult and expensive compliance with the commercial and legal requirements of international markets, with which we have only limited experience;

-	inability to obtain, maintain or enforce intellectual property rights;

-	encountering trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could affect the competitive pricing of our turnkey facilities;

-	fluctuations in currency exchange rates relative to the United States dollar and the Hungarian florint;

-	difficulty in recruiting and retaining individuals skilled in international business operations; and

-	difficulty of enforcing revenue collection internationally.

We expect that a portion of our international sales will be denominated in United States dollars. As a result, increases in the value of the United States dollar relative to foreign currencies would cause our products to become less competitive in international markets and could result in limited, if any, sales and profitability.

Furthermore, in the development of our facilities in foreign markets, we may encounter legal restrictions, commercial restrictions and incur taxes and other expenses to establish our manufacturing facilities in certain countries. In addition, we may potentially forfeit, voluntarily or involuntarily, foreign assets due to economic or political instability in the countries where our local manufacturing facilities are located.

•	We may not be able to successfully develop and commercialize our turnkey PV manufacturing facilities which would result in continues losses and may require us to curtail or cease operations

While we have made progress in the development of our PV manufacturing facilities, we have generated limited revenues and we are unable to project when we will achieve profitability, if at all. As is the case with any new technology, we expect the development process to continue. We cannot assure that our engineering resources will be able to modify the product fast enough to meet market requirements. We can also not assure that our product will gain market acceptance and that we will be able to successfully commercialize the technologies. The failure to successfully develop and commercialize the technologies passed its current stage would result in continued losses and may require us to curtail or cease operations

•	We do not maintain theft or casualty insurance and only maintain modest liability and property insurance coverage and therefore we could incur losses as a result of an uninsured loss.

We do not maintain theft or casualty insurance and we have modest liability and property insurance coverage. We cannot assure that we will not incur uninsured liabilities and losses as a result of the conduct of our business. Any such uninsured or insured loss or liability could have a material adverse affect on our results of operations.

•
The loss of strategic relationships used in the development and marketing of our products, including our relationship with various strategic partners including RESI and TerrarSolar could impede our ability to further develop our turnkey manufacturing facilities and result in a material adverse effect causing the business to suffer.

We have established a plan of operations under which we rely on a strategic relationship with strategic partners, which provides marketing, installation and software development services. We also have an alliance with RESI for the development of the next generation of the PV manufacturing equipment. We also market our products and engage in R&D activity internally outside of our relationships with TerraSolar and RESI. However, a loss of any of these relationships, especially our relationship with TerraSolar, for any reason could cause us to experience difficulties in completing the further development of our product and implementing our business strategy. There can be no assurance that we could establish other relationships of adequate expertise in a timely manner or at all.

•	We may need to raise additional capital which may not be available on acceptable terms or at all

The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next twelve months. The Company may have future acquisitions or capital expenditures that could potentially exceed available funds. Therefore, the Company may need to raise additional funds in order to support more rapid expansion, acquire complementary businesses or technologies or take advantage of unanticipated opportunities through public or private financing, strategic relationships or fulfill our research and development plans or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its products or take advantage of future opportunities either of which could have a material adverse effect on the Company's business, results of operations and financial condition and may reduce our ability to continue to conduct business operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

•	Our operating results are likely to fluctuate significantly

As a result of our limited operating history and the rapidly changing nature of the markets in which Kraft competes, our quarterly and annual revenues and operating results are likely to fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond our control. These factors include the following, as well as others discussed elsewhere in this section:

-	how and when we introduce new products and services and enhance our existing products and services;

-	our ability to attract and retain new customers and satisfy our customers' demands;

-	the timing and success of our brand-building and marketing campaigns;

-	our ability to establish and maintain strategic relationships;

-	our ability to attract, train and retain key personnel;

-	the emergence and success of new and existing competition;

-	varying operating costs and capital expenditures related to the expansion of our business operations and infrastructure, domestically and internationally, including the hiring of new employees;

-	changes in the mix of products and services that we sell to our customers;

-	costs and effects related to the acquisition of businesses or technology and related integration; and

-	costs of litigation and intellectual property protection.

In addition, because the market for our products and services is relatively new and rapidly changing, it is difficult to predict future financial results.

For these reasons, you should not rely on period-to-period comparisons of our financial results, if any, as indications of future results. Our future operating results could fall below the expectations of public market analysts or investors and significantly reduce the market price of our common stock. Fluctuations in our operating results will likely increase the volatility of our stock price.

•	Loss of Csaba Toro, our Chief Executive Officer, Robert Rubin, a director and a consultant, or Zoltan Kiss, a director and a consultant, could impair our ability to operate.

If we lose our key employees, Csaba Toro, Robert Rubin or Zoltan Kiss, or are unable to attract or retain qualified personnel, our business could suffer. Our success is highly dependent on our ability to attract and retain qualified management personnel. We are highly dependent on our management, in particular, Csaba Toro, our Chief Executive Officer, Robert Rubin, a director and a consultant, and Zoltan Kiss, a director and a consultant of our company, who are all critical to the development of our financing arrangements, technologies and business. The employment agreement entered with Mr. Toro and our company is for a term of three years through October 2009.The agreement had a termination clause, excercisable by Mr. Toro, which has now expired. The consulting agreements entered between our company and Messrs. Rubin and Kiss expire in June 2009. The loss of the services of Messrs. Toro, Rubin or Kiss could have a material adverse effect on our operations. If we were to lose any one of these individuals, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies or financing arrangements. We do not have key man life insurance in place for any person working for us.

•	We have a few proprietary rights, the lack of which may make it easier for our competitors to compete against us.

We attempt to protect our limited proprietary property through copyright, trademark, trade secret, nondisclosure and confidentiality measures. Such protections, however, may not preclude competitors from developing similar technologies. Any inability to adequately protect our proprietary technology could harm our ability to compete.

Our future success and ability to compete depends in part upon our proprietary technology and our trademarks, which we attempt to protect with a combination of patent, copyright, trademark and trade secret laws, as well as with our confidentiality procedures and contractual provisions. These legal protections afford only limited protection and are time-consuming and expensive to obtain and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

•	There are a large number of shares underlying our convertible notes and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of April 9, 2007, we had 49,696,101 shares of common stock issued and outstanding, and outstanding warrants to purchase additional 12,625,000 shares of common stock. In the offering pursuant to this registration statement, the selling stockholders may sell up to 8,562,500 shares of common stock underlying convertible notes and 3,625,000 shares of common stock underlying the warrants.

•
Our historic stock price has been volatile and the future market price for our common stock may continue to be volatile. Further, the limited market for our shares will make our price more volatile. This may make it difficult for you to sell our common stock for a positive return on your investment.

Our common stock is currently quoted on the pink sheets under the symbol " SLTF". There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

The public market for our common stock has historically been very volatile. For the past two fiscal years and as of the date of this Registration Statement, the market price for our common stock has ranged from $0.70 to $2.50. Any future market price for our shares may continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that often are unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock for a positive return on your investment.

•	A sale of a substantial number of shares of our common stock may cause the price of its common stock to decline.

If our stockholders sell substantial amounts of the Company’s common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of its common stock could fall. These sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate. Stockholders who have been issued shares in the Acquisition will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

•
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

The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

-	that a broker or dealer approve a person's account for transactions in penny stocks; and

-	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

-	In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

-	obtain financial information and investment experience objectives of the person; and

-
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

-	sets forth the basis on which the broker or dealer made the suitability determination; and

-	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

•	We have not paid cash dividends in the past and do not expect to pay cash dividends in the future. Any return on investment may be limited to the value of our stock.

We have never paid cash dividends on our stock and do not anticipate paying cash dividends on our stock in the foreseeable future. The payment of cash dividends on our stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay cash dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

•	Foreign Currency and Exchange Risks and Rate Revaluation.

We will be subject to significant foreign exchange risk. There are currently no meaningful ways to hedge currency risk in Hungary. Therefore, the Company’s ability to limit its exposure to currency fluctuations is significantly restricted. The Company’s ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which its subsidiaries operate. The laws under which the Company’s operating subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital and required reserves and after the recovery of accumulated losses.

Forward-Looking Statements

Forward-Looking Statements

We may from time to time make written or oral statements that are "forward-looking," including statements contained in this Form 10KSB and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to uncertainties associated with the following:

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

You should read the following discussion and analysis in conjunction with our financial statements and notes thereto, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management.

ITEM 7. FINANCIAL STATEMENTS.

Reference is made to the Consolidated Financial Statements of the Company, beginning with the index thereto on page F-1

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 14, 2006, as a result of the acquisition of Kraft, the Company effectively terminated the services of Seligson and Giannattasio, LLP (“SG”), as its independent auditor. SG performed the audit for the two year period ended December 31, 2005, which reports for the two years ended December 31, 2005 and 2004 did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified as to audit scope or accounting principles but did carry a modification as to going concern. During the Company’s two most recent fiscal years and during any subsequent interim period prior to the June 14, 2006 termination as the Company's independent auditors, there were no disagreements with SG, with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-B.

The Company will provide SG with a copy of this disclosure and requested that it furnish a letter to the Company, addressed to the SEC, stating that it agreed with the statements made herein or the reasons why it disagreed.

On July 12, 2006, the board of directors of STF approved the engagement of the firm of Russell Bedford Stefanou Mirchandani, LLP as its independent auditors. During the Company’s two most recent fiscal years or any subsequent interim period prior to engaging Russell Bedford Stefanou Mirchandani, LLP, the Company had not consulted Russell Bedford Stefanou Mirchandani, LLP regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

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

As a result of comments raised by the Division of Corporate Finance of the Securities and Exchange Commission (the “Commission”), we determined that accounting errors were made in the accounting for and disclosing of the beneficial conversion feature, warrants issued, common shares issued and corresponding debt discount imbedded in a $1,250,000 convertible note payable assumed in connection with the acquisition of the American Global United, Inc. assets and assumption of the liabilities on June 14, 2006. In addition, the Company erroneously accounted for the net liabilities assumed of $ 6,681,891 in connection with the acquisition of American Untited Global, Inc. as an transaction cost and charged the amount to operations. The Company determined the assumption of the net liabilities was not a cost of operations, but a capital transaction incurred in connection with the recapitalization of the Company and has charged the $ 6,681,891 directly to accumulated deficit

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

ITEM 8A(T). CONTROLS AND PROCEDURES

Not applicable

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the executive officers and directors of the Company as of April 9, 2007

Name	Age	Position with Company
Csaba Törő	40	Chief Executive Officer and Director
Zoltan Kiss	72	Chairman of the Board
Robert M. Rubin	66	Director
Michael Metter	54	Director

Set forth below is a biographical description of each director and senior executive officer of the Company based on information supplied by each of them.

Csaba Toro. Mr. Toro has served as the Company’s Chief Executive Officer since October 31, 2006. In 1995, Mr. Toro founded and served as the managing director of one of the first Hungarian internet service providers, E-Net Co. In 1997, E-Net and other Internet service providers were combined to create EuroWeb Hungary Ltd. (“Euroweb Hungary”), a wholly-owed subsidiary of Euroweb International Corp., a Nasdaq listed company (“Euroweb International”). Mr. Toro served as the President and Chief Executive Officer of Euroweb Hungary. In 1998, Mr. Toro was appointed as the Chief Operational Officer of EuroWeb International. In 2002, Mr. Toro was appointed as Chairman and until recently Chief Executive Officer of Euroweb International. During his leadership, in addition to its subsidiary in Hungary, EuroWeb made several acquisitions of other internet service providers in Romania, Slovakia and the Czech Republic resulting in EuroWeb International becoming a leading Internet service provider in the Central Eastern European region. In February 2001, in addition to his employment with Euroweb International, Mr. Toro served as the Operational Deputy CEO, and then the Chief Executive Officer, of PanTel Telecommunications and Communications Company (“Pantel”), an alternative telecom provider in Hungary. Mr. Toro resigned from Euroweb in June 2006 after assisting the company dispose of its Internet related assets.

In 1990, Mr. Törő graduated from the Hungarian Technical University as a transportation engineer. Between 1991 and 1995 he lived and studied in New York City, and received his second diploma from New York University. Mr. Toro is one of the founders and also the President of the Association of Alternative Telecommunications Service Providers. In 2005, Mr. Törõ received the Tivadar Puskas award from the Ministry of Informatics and Communications of Hungary and in March 2006 he received the KNIGHT’S CROSS ORDER OF MERIT OF THE REPUBLIC OF HUNGARY - honoring his intense contribution to the development of the information society, the liberalization of the telecommunication market and the penetration of the Internet within Hungary.

Zoltan Kiss. Mr. Kiss has served as the Chairman of the Board since June 2006. Mr. Kiss is also a member of the board of directors and a shareholder of TerraSolar and RESI. Mr. Kiss is a founder and President of several hi-tech companies. Since 2001, Mr. Kiss has been employed by RESI, Terrasolar and Kraft as a director and executive officer. He has Research and Development Experience at RCA Research Laboratories in Princeton, NJ for nine years. Mr. Kiss also serves as the Chairman of the Board of Directors of China Solar Energy, a public Hong Kong corporation. Mr. Kiss received his Bachelor of Applied Science and Engineering, his Master Degree in Spectroscopy and his PhD in Physics from the University of Toronto in 1956, 1957 and 1959, respectively. He also was a National Research Council Postdoctoral Fellow at Oxford University in 1960.

Robert M. Rubin. Mr. Rubin has served as the Chairman of our Board of Directors since May 1991, and was our Chief Executive Officer from May 1991 to January 1, 1994. Between October 1990 and January 1, 1994, Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of our company and its subsidiaries; from January 1, 1994 to January 19, 1996, he served only as Chairman of the Board of our company and its subsidiaries. From January 19, 1996 to the present, Mr. Rubin served as Chairman of the Board, President and Chief Executive Officer. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986, when Mr. resigned as an executive officer. Mr. Rubin continued as a director of SCI until the latter part of 1987 In 1993, SCI was sold to Olsten Corporation (NYSE).

Michael Metter. Mr. Metter has served as a Director since December 14, 2001. Mr. Metter resigned as a member of our board of directors effective on June 17, 2003, but was reappointed to our board of directors upon the effectiveness of the rescission agreement with NY Medical on May 27, 2004. Since April 2001, Mr. Metter has been the President of RME International, Ltd. (RME). Mr. Metter also currently consults to a broad range of businesses, including IT communications and media businesses, on mergers, acquisitions, restructuring, financing and other matters. From October 1998 to February 2001, Mr. Metter was a principal of Security Capital Trading, Inc., and was a principal at Madison Capital from September 1997 to October 1998. Prior thereto, Mr. Metter was President of First Cambridge Securities from October 1994 to August 1997. Effective with a merger of a division of R.M. Enterprises International, Ltd into Azurel, Ltd., in October 2002, Mr. Metter became President and COO of Azurel. He resigned as President in February 2003 and subsequently resigned the position of COO which he held from February 2003 until June 28, 2003. Mr. Metter is also President and CEO of BusinessTalkRadio.net (a private company). BTR is a syndicated radio network based in Greenwich, Connecticut. He has held this position since June 2002. He is also chairman of Tiburon Capital Group, a privately held holding corporation. Mr. Metter is a director for Western Power & Equipment Corp. (a public company) since February 2003 and has been the CEO for Spongetech Delivery Systems since February 2001.

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected and qualified.  Officers are elected annually and serve at the discretion of the Board of Directors.

ROLE OF THE BOARD

Pursuant to Delaware law, our business, property and affairs are managed under the direction of the Company’s board of directors. The board has responsibility for establishing broad corporate policies and for the overall performance and direction of Solar Thin Films, Inc, but is not involved in day-to-day operations. Members of the board keep informed of the Company’s business by participating in board and committee meetings, by reviewing analyses and reports sent to them regularly, and through discussions with its executive officers.

2006 BOARD MEETINGS

  In 2006, the board did not meet and made eight written resolutions.

BOARD COMMITTEES

We have not established an audit committee, compensation commitee or nominating committee.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more then 10 percent of the Company’s Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Specific due dates for such reports have been established by the Commission and the Company is required to disclose in this Proxy Statement any failure to file reports by such dates during fiscal 2006. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2006, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders.

CODE OF ETHICS

The Company adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company. A copy of our code of ethics may be found as Exhibit 14.3 to the Annual Report filed on Form 10-K with the Securities and Exchange Commission on July 16, 2004.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that the Company has paid or that has accrued on behalf of Company’s chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2006 and 2005.

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2006 and 2005 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2006 whose total compensation exceeded $100,000.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Csaba Toro	2006	$73,560	—	$100,000(2)	$2,705,400(3)	—	—	—	$2,878,960
Chief Executive Officer (1)	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Zoltan Kiss	2006	$100,800	—	—	—	—	—		$100,800
Director (4)	2005(6)	$2,000	—	—	—	—	—	—	$2,000

Robert Rubin	2006	$255,972	—	—	—	—	—	—	$255,972
Director (5)	2005	$275,000	—	—	—	—	—	—	$275,000

(1) Mr. Toro was appointed as Chief Executive Officer of our company on October 31, 2006.

(2) In accordance with Mr. Toro’s employment agreement, Mr. Toro is entitled to receive 45,956 shares of common stock per year. The shares are valued at the stated value in the employment agreement of $2.18 per share, which was the market price as of the date of grant.

(3) Mr. Toro was granted a ten year option to purchase 1,875,000 shares of common stock at an exercise price of $2.18 per share, which may be exercised on a cashless basis. Although the option has vested immediately, Mr. Toro is only permitted to sell 52,084 shares per month on a cumulative basis. The option was valued using the black scholes option pricing model assuming a ten year life, no expected dividend payments a volatility of 49.5% and a risk free rate of 4.6%.

(4) In June 2006, Mr. Kiss was appointed as a director and consultant.

(5) Mr. Rubin serves as a director and consultant.

(6) Represents compensation paid to Mr. Kiss by Kraft.

OUTSTANDING EQUITY AWARDS

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Csaba Toro (1)	1,875,000(2)	—	—	$2.18	10/31/16	147,058 (3)	$145,587(3)	—	—

(1)	Mr. Toro was appointed as Chief Executive Officer of our company on October 31, 2006.

(2)
Mr. Toro was granted a ten year option to purchase 1,875,000 shares of common stock at an exercise price of $2.18 per share, which may be exercised on a cashless basis. Although the option has vested immediately, Mr. Toro is only permitted to sell 52,084 shares per month on a cumulative basis.

(3)
In accordance with Mr. Toro’s employment agreement, Mr. Toro is entitled to receive 73,529 shares of common stock per year. The 147,058 shares represents the shares of common stock that have not vested to date. The value of such shares is based on the closing price for our common stock of $1.58 as of December 29, 2006 (the last trading day of 2006).

Except as set forth above, no other named executive officer has received an equity award.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Robert Rubin	(1)	—	—	—	—	—	—
Zoltan Kiss	(1)	—	—	—	—	—	—
Michael Metter	—	—	$14,828(2)	—	—	—	$14,828

(1)	All compensation earned by Messrs. Rubin and Kiss is fully reflected in the Summary Compensation Table above.

(2)
On September 13, 2006, Michael Metter, was granted an option to purchase 15,625 shares of common stock at $2.07 per share.  The term is 3 years.  The option was valued using the black scholes option pricing model assuming a three year life, no expected dividend payments, a volatility of 63.2% and a risk free rate of 4.8%.

We do not pay directors compensation for their service as directors. We are in the process of developing a compensation policy for our directors.

Employment and Other Agreements

In connection with the acquisition of Kraft, we entered into consulting agreements with Robert Rubin and Zoltan Kiss pursuant to which each consultant will receive an annual salary of $160,000 per annum, reimbursement for up to $5,000 in expenses associated with company activities and major medical benefits in consideration for services performed on behalf of the company. Each of these agreements is for a term of three years.

On December 19, 2006, we entered into the R&D Contract with RESI relating to the development and commercialization of certain technology and/or equipment related to the photovoltaic industry. Zoltan Kiss, our director, consultant and significant shareholder is also a shareholder, director and chief technical officer of RESI. Pursuant to the R&D Contract, RESI has provided us with an exclusive right to commercialize developments related to manufacturing equipment for the production of copper indium gallium selenide based thin film PV equipment and amorphous silicon equipment. In addition, we have a right of first refusal to develop any additional equipment not covered by the R&D Contract. The term of the R&D Contract is for three years and we are required to pay RESI $30,000 per month.

On October 31, 2006, our Board of Directors appointed Csaba Toro as the Chief Executive Officer of our company. In addition, our Board of Directors also approved Mr. Toro’s employment agreement, which contains the following terms:

base salary of $200,000 per year;

the issuance of 45,956 shares of common stock per year;

a bonus paid pursuant to the Executive Officer Incentive Plan as determined by the Board of Directors;

a ten year option to purchase 1,875,000 shares of common stock at an exercise price of $2.18 per share on a cashless basis. Although the option has vested immediately, Mr. Toro is only permitted to sell 52,084 shares per month on a cumulative basis;

participation in all employee benefit plans and programs; and

reimbursement of reasonable expenses.

The term of the employment agreement is 36 months that may be renewed for one year periods unless either party notifies the other within 60 days prior to the end of the employment term of its intent to terminate the agreement. Mr. Toro may terminate this agreement for any reason whatsoever through December 15, 2006 (the “Limited Termination Date”). In the event that Mr. Toro terminates the agreement prior to the Limited Termination Date, then Mr. Toro will not be entitled to any further compensation and all securities issued to Mr. Toro shall be terminated and/or cancelled.

STOCK OPTION PLAN

2001 Stock Option plan

General

The 2001 Stock Option Plan (“Plan”, “Incentive Plan”) was adopted by the Board of Directors. The Board of Directors has initially reserved 4,687,500 shares of Common Stock for issuance under the 2001 Stock Option Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder.

The 2001 Incentive Plan and the right of participants to make purchases thereunder are intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The 2001 Incentive Plan is not a qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

Purpose

The primary purpose of the 2001 Incentive Plan is to attract and retain the best available personnel for the Company in order to promote the success of the Company's business and to facilitate the ownership of the Company's stock by employees.

Administration

The 2001 Incentive Plan is administered by a committee (the "Committee") consisting of not less than two members of the Board of Directors of the Company (the "Board of Directors"), who are selected by the Board of Directors. If, at any time, there are less than two members of the Committee, the Board of Directors shall appoint one or more other members of the Board of Directors to serve on the Committee. All Committee members shall serve, and may be removed by the Board of Directors.

A majority of the members of the Committee (but not less than two) shall constitute a quorum, and any action taken by a majority of such members present at any meeting at which a quorum is present, or acts approved in writing by all such members shall be the acts of the Committee.

Subject to the other provisions of the Plan, the Committee shall have full authority to decide the date or dates on which options (the "Options") to acquire shares of Common Stock will be granted under the Plan to determine whether the Options to be granted shall be Incentive Options or Non qualified Options, or a combination of both, to select the persons to whom the Options will be granted and to determine the number of shares of Common Stock to be covered by each Option, the price at which such shares may be purchased upon the exercise of such option (the "Option Exercise Price"), and other terms and conditions of the Options. In making those determinations, the Committee shall solicit the recommendations of the President and Chairman of the Board of the Company and may take into account the proposed optionee's present and potential contributions to the Company's business and any other factors which the Committee may deem relevant. Subject to the other provisions of the Plan, the Committee shall also have full authority to interpret the Plan and any stock option agreements evidencing Options granted hereunder, to issue rules for administering the Plan, to change, alter, amend or rescind such rules, and to make all other determinations necessary or appropriate for the administration of the Plan. All determinations, interpretations and constructions made by the Committee pursuant to this Section 3 shall be final and conclusive. No member of the Board of Directors or the Committee shall be liable for any action, determination or omission taken or made in good faith with respect to this Plan or any Option granted hereunder

Members of the Board of Directors who are eligible employees are permitted to participate in the 2001 Incentive Plan, provided that any such eligible member may not vote on any matter affecting the administration of the 2001 Incentive Plan or the grant of any option pursuant to it, or serve on a committee appointed to administer the 2001 Incentive Plan. In the event that any member of the Board of Directors is at any time not a "disinterested person", as defined in Rule 16b-3(c)(3)(i) promulgated pursuant to the Securities Exchange Act of 1934, the Plan shall not be administered by the Board of Directors, and may only by administered by a Committee, all the members of which are disinterested persons, as so defined.

Eligibility

Under the 2001 Incentive Plan, options may be granted to key employees, officers, directors or consultants of the Company, as provided in the 2001 Incentive Plan.

Terms of Options

The term of each Option granted under the Plan shall be contained in a stock option agreement between the Optionee and the Company and such terms shall be determined by the Committee consistent with the provisions of the Plan, including the following:

(a) PURCHASE PRICE. The purchase price of the Common Shares subject to each ISO shall not be less than the fair market value (as set forth in the 2001 Incentive Plan), or in the case of the grant of an ISO to a Principal Stockholder. The purchase price of the Common Shares subject to each Non-ISO shall be determined at the time such Option is granted, but in no case less than 85% of the fair market value of such Common Shares at the time such Option is granted.

(b) VESTING. The dates on which each Option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted.

(c) EXPIRATION. The expiration of each Option shall be fixed by the Comittee, in its discretion, at the time such Option is granted; however, unless otherwise determined by the Comittee at the time such Option is granted, an Option shall be exercisable for ten(10) years after the date on which it was granted (the "Grant Date"). Each Option shall be subject to earlier termination as expressly provided in the 2001 Incentive Plan or as determined by the Board of Directors, in its discretion, at the time such Option is granted.

(d) TRANSFERABILITY. No Option shall be transferable, except by will or the laws of descent and distribution, and any Option may be exercised during the lifetime of the Optionee only by him. No Option granted under the Plan shall be subject to execution, attachment or other process.

(e) OPTION ADJUSTMENTS. The aggregate number and class of shares as to which Options may be granted under the Plan, the number and class shares covered by each outstanding Option and the exercise price per share thereof (but not the total price), and all such Options, shall each be proportionately adjusted for any increase decrease in the number of issued Common Shares resulting from split-up spin-off or consolidation of shares or any like Capital adjustment or the payment of any stock dividend.

Except as otherwise provided in the 2001 Incentive Plan, any Option granted hereunder shall terminate in the event of a merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation of the Company. However, the Optionee shall have the right immediately prior to any such transaction to exercise his Option in whole or in part notwithstanding any otherwise applicable vesting requirements.

(f) TERMINATION, MODIFICATION AND AMENDMENT. The 2001 Incentive Plan (but not Options previously granted under the Plan) shall terminate ten (10) years from the earlier of the date of its adoption by the Board of Directors or the date on which the Plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of capital stock of the Company entitled to vote thereon, and no Option shall be granted after termination of the Plan. Subject to certain restrictions, the Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Delaware.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of February 12, 2007 with respect to the beneficial ownership of the Company's outstanding common stock following the acquisition of Kraft by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The below table is based on 49,696,101 shares of common stock outstanding as of April 11, 2007.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)
Csaba Toro (2)	1,920,956(5)	3.7%
Zoltan Kiss (2)	12,251,575(3)	19.8%
Robert Rubin (2)	-0-	*
Michael Metter (2)	75,000	*

Rubin Family Irrevocable Trust	6,117,113(4)	12.3%
Laszlo Farkas	2,975,000	6.0%
Joseph Gregory Kiss	4,550,000	9.2%
Maria Gabriella Kiss	5,250,000	10.6%

All officers and directors as a group (4 people)	14,247,531	28.7%

* less than 1%,

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

(2) Officer and/or director of the Company.

(3) Represents 11,201,575 shares of common stock held by Mr. Kiss and 1,050,000 shares of common stock held by Mr. Kiss’ wife.

(4) The Rubin Family Irrevocable Stock Trust (the "Trust") was created by Robert M. Rubin, a director, for the benefit of his wife Margery Rubin and their children. Mr. Rubin disclaims beneficial interest in all securities of our company held by the Trust.

(5) Represents 45,956 shares of common stock and 1,875,000 shares issuable upon exercise of a common stock option.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company entered into an Agreement of Settlement with The Rubin Family Trust (the “Trust”) pursuant to which STF agreed to (i) transfer 716,667 shares of common stock of Spongetech Delivery Systems, Inc., 125,000 shares of common stock of Scanteck Medical, Inc., and 104,000 shares of common stock of Infomedix, Inc. (“Infomedix”) and an option to purchase 50,000 shares of Informedix at $0.50 per share and (ii) issue an aggregate of 2,317,000 shares of common stock of the Company to the Trust of which 439,000 shares were shares that were to be issued in lieu of interest on loans aggregating $439,000 provided by the Trust to the Company (the “Loans”). In consideration of the aforementioned securities, the Trust has agreed to forgive all amounts due under the Loans and pledge 1,000,000 shares of common stock of our company in the event that certain liabilities are claimed by certain debt holders of our company. The Trust is a shareholder of our company. Margery Rubin, the wife of Robert Rubin, the CEO and director of our company, is a trustee of the Trust.

The Company entered into an Agreement of Settlement with Robert Rubin pursuant to which Mr. Rubin received 1,552,928 shares of common stock as consideration for providing a guaranty in connection with various financing arrangements. Mr. Rubin assigned all such shares to the Rubin Family Trust.

The Company signed a cooperative Research and Development as well as a Marketing and Manufacturing Facility Turn On Function Contract with RESI in December 20, 2006 and January 30 2007, respectively. Zoltan Kiss, the Company’s Chairman of the Board, is Chairman and majority shareholder of RESI.

In connection with the acquisition of Kraft, the Company entered into consulting agreements with Robert Rubin and Zoltan Kiss pursuant to which each consultant will receive an annual salary of $160,000 per annum and major medical benefits in consideration for services performed on behalf of the company. Each of these agreements is for a term of three years.

ITEM 13. EXHIBITS

Exhibit No.	Description of Exhibit

3(i)1	Certificate of Incorporation of the Company. (7).

3(ii)1	By-laws of the Company (7).

4.1	Securities Purchase Agreement dated June 14, 2006 by and among the Company and the June 2006 Investors (2)

4.2	Registration Rights Agreement dated June 14, 2006 by and among the Company and the June 2006 Investors (2)

4.3	Form of Senior Secured Convertible Note dated June 14, 2006 (2)

4.4	Form of Series A Common Stock Purchase Warrant dated June 14, 2006(2)

4.5	Form of Series B Common Stock Purchase Warrant dated June 14, 2006(2)

4.6	Form of Series C Common Stock Purchase Warrant dated June 14, 2006(2)

4.7	Form of Series D Common Stock Purchase Warrant dated June 14, 2006(2)

4.8	Security Agreement dated June 14, 2006 by and between the Company and Smithfield Fiduciary LLC as Collateral Agent (2)

4.9	Guaranty dated as of June 14, 2006 by and between Kraft Rt. and Smithfield Fiduciary LLC as Collateral Agent(2)

4.10	Pledge Agreement dated as of June 14, 2006 by and between the Company and Smithfield Fiduciary LLC as Collateral Agent(2)

4.11	Account Receivables Lien Agreement entered by and between Kraft Rt. and the Investors dated June 12, 2006(2)

4.12	Mortgage Agreement entered by and between Kraft Rt. and the Investors dated June 12, 2006 (2)

4.13	Security Agreement entered by and between Kraft Rt. and the Investors dated June 12, 2006 (2)

4.14	Securities Purchase Agreement dated September 22, 2005 by and among the Company and Iroquois Master Fund Ltd., Smithfield Fiduciary LLC and Lilac Ventures Master Fund (4)

4.15	Form of Senior Secured Convertible Note September 23, 2005 (4)

4.16	Security Agreement dated September 22, 2005 by and among the Company and Iroquois Master Fund Ltd., Smithfield Fiduciary LLC and Lilac Ventures Master Fund (4)

4.17	Guaranty of Payment (4)

4.18	Form of Amended and Restated Note issued on due March 20, 2007 (8)

4.19	Form of Warrant issued on March 16, 2006(1)

4.20	Securities Purchase Agreement dated March 16, 2006(8)

4.21	Amendment No. 1 to the Securities Purchase Agreement dated May 18, 2006(8)

4.22	Amendment No. 1 to the Senior Secured Convertible Note (8)

4.23	Amendment No. 1 to the Subscription Agreement for the purchase of shares of common stock. (8)

10.1	Securities Purchase Agreement dated March 16, 2006 by and between the Company, Kraft Rt., Zoltan Kiss and Dr. Laszlo Farkas (1)

10.2	Securities Purchase Agreement dated March 20, 2006 by and between the Company, Kraft Rt., Nagyezsda Kiss, Joseph Gregory Kiss, Maria Gabriella Kiss and Gyula Winkler (1)

10.3	Securities Purchase Agreement dated May 20, 2006 by and between the Company, Kraft Rt., Joel Spival and Jacqueline Spivak(2)

10.4	Secured Promissory Note made by Kraft Rt. dated September 28, 2005 (4)

10.5	Security Interest and Pledge Agreement entered by and between American United Global, Inc., Kraft Rt. and Zoltan Kiss. (4)

10.6	Agreement of Settlement entered on September 27, 2005 by and among American United Global, Inc., North Sound Legacy International Ltd. and North Sound Legacy Institutional Fund LLC (4)

10.7	Supplemental Agreement entered on September 22, 2005 by and among Altitude Group, LLC, Birch Associates, Inc., and D.C. Capital LLC and American United Group, Inc. (4)

10.8	Amendment No. 1 to the Share Purchase Agreement dated December 29, 2005 (5)

10.9	Letter Agreement by and between the Company and Kraft Rt. (5)

10.10	Cooperative R&D Contract Between Renewable Energy Solutions Inc. and Solar Thin Films Inc. dated December 19, 2006 (10)

14.1	Code of Ethics. (6)

16.1	Letter from Seligson and Giannattasio, LLP (to be filed by amendment)

21.1	List of Subsidiaries of the Company.(9)

31.1	Certification of the Chief Executive Officer and the Principal Accounting/Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Principal Accounting/Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Form 8-K Current Report filed on March 23, 2006

(2) Incorporated by reference to the Form 8-K Current Report filed on June 19, 2006

(3) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 15, 2005

(4) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 30, 2005

(5) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 30, 2005.

(6) Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on July 16, 2004.

(7) Incorporated by reference to the Registration Statement filed on Form S-1 with the Securities and Exchange Commission on January 4, 2002.

(8) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 17, 2006.

(9) Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on July 25, 2006.

(10) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2006.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following is a summary of the fees billed to STF by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the fiscal years ended December 31, 2006 and 2005:

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees
Audit Fees	$71,367	$37,802
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$71,367	$37,802

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Solar thin Films, Inc’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Solar thin Films, Inc’s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2006 or 2005.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2006 or 2005

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 16th day of April 2007.

SOLAR THIN FILMS, INC

By:	/s/ Csaba Törő
Csaba Törő
Chief Executive Officer
(Principal Executive and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:

	SIGNATURE	TITLE	DATE

By:	/s/ Csaba Toro Csaba Toro	Chief Executive Officer, Principal Financial Officer and Director	April 16, 2007

By:	/s/ Zoltan Kiss Zoltan Kiss	Chairman of the Board	April 16, 2007

By:	/s/ Robert M. Rubin Robert M. Rubin	Director	April 16, 2007

By:	Michael Metter	Director	April 16, 2007

SOLAR THIN FILMS, INC.

Index to Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet at December 31, 2006	F-2
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2006 and 2005	F-3
Consolidated Statements of Deficiency in Stockholders' Equity for the two years ended December 31, 2006	F-4 to F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005	F-6
Notes to Consolidated Financial Statements	F-7 to F-21

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors
Solar Thin Films, Inc.
Budapest, Hungary

We have audited the consolidated balance sheet of Solar Thin Films, Inc. and its wholly owned subsidiaries (“The Company”) as of December 31, 2006, and the related statements of operations and comprehensive income (loss), deficiency in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Thin Films as of December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP Russell Bedford Stefanou Mirchandani LLP Certified Public Accountants

New York, New York
February 25, 2007

SOLAR THIN FILMS, INC
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$2,667,483
Accounts receivable, net of allowance for doubtful accounts of $-0-	335,017
Accounts receivable, related party (Note 9)	880,130
Inventory (Note 2)	1,511,239
Prepaid expenses	655,717
Advances and other current assets	39,966
Total current assets	6,089,552

Property, plant and equipment, net of accumulated depreciation of $129,583 (Note 3)	629,317

Other assets:
Deferred financing costs, net of accumulated amortization of $110,959	496,541
Other assets	10,024
Total other assets	506,565

Total assets	$7,225,434

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 4)	$2,559,666
Advances received from customers	309,512
Note payable-other (Note 5)	1,500,000
Convertible Notes Payable, Current Portion, net of unamortized discount (Note 7)	448,899
Notes payable-related parties (Note 9)	157,472
Total current liabilities	4,975,549

Convertible notes payable, net of unamortized discount (Note 7)	1,447,150
Warrant liability (Note 7 )	1,465,500
Dividends payable (Note 6)	187,314
Total long term debt	3,099,964

Commitments and contingencies (Note 13)

Deficiency in Stockholder's Equity
Preferred stock, par value $0.01 per share; 1,200,000 shares authorized; -0- issued and outstanding	-
Series B-1 Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, 228,652 issued and outstanding	2,286
Series B-3 Preferred stock, par value $0.01 per share, 232,500 shares authorized, 47,518 issued and outstanding	475
Series B-4 Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, 95,500 issued and outstanding	955
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 16,269,597 issued and outstanding (Note 8)	162,696
Additional paid in capital (Note 8)	3,627,872
Treasury stock, at cost	(80,000)
Accumulated deficit	(4,790,109)
Minority interest	(43,916)
Accumulated other comprehensive income (loss)	269,662
Total deficiency in stockholders' equity	(850,079)

Total Liabilities and Deficiency in Stockholders' Equity	$7,225,434

See the accompanying notes to the consolidated financial statements

SOLAR THIN FILMS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
REVENUE:	$2,426,954	$691,213
Cost of goods sold	1,766,806	402,204
Gross profit	660,148	289,009

OPERATING EXPENSES:
General, selling and administrative expenses	5,531,590	790,348
Research and development	11,600	97,475
Depreciation	55,328	12,687
Total operating expenses	5,598,518	900,510

NET INCOME (LOSS) FROM OPERATIONS	(4,938,370)	(611,501)

Other income/(expense)
Foreign exchange loss:	(86,033)	(11,563)
Unrealized gain relating to adjustment of warranty liability to fair value	9,356,400	-
Interest expense, net	(1,476,599)	(20,728)
Debt acquisition costs	(110,959)	-
Other income/(expense)	114,326	373,774

Net income (loss) before provision for income taxes	2,858,765	(270,018)

Income taxes	-	-

NET INCOME (LOSS)	$2,858,765	$(270,018)

Net income (loss) per common share (basic)	$0.18	$(0.02)

Net (loss) per common share (fully diluted)-Note 1	$(0.24)	$(0.02)

Weighted average shares outstanding (basic) - Note 1	16,106,497	16,035,222
Weighted average (assuming fully diluted) - Note 1	20,733,570	16,086,775

Comprehensive losses:
Net Income (Loss)	$2,858,764	$(270,018)
Foreign currency transaction gain	237,665	38,051

Comprehensive Income (Loss)	$3,096,429	$(231,967)

See the accompanying notes to the consolidated financial statements

SOLAR THIN FILMS, INC
CONSOLIDATED STATEMENT OF DEFICIENCY OF STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED DECEMBER 31, 2006

	Preferred Series B-1		Preferred Series B-3		Preferred Series B-4		Common shares
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004, as adjusted for Securities Purchase Agreement (Note 1) and reverse stock split (Note 8)	-	-	-	-	-	-	16,035,222	$240,400
Net loss at December 31, 2005	-	-	-	-	-	-	-	-
Balance at December 31, 2005, as adjusted for Securities Purchase Agreement (Note 1) and reverse stock split (Note 8)	-	-	-	-	-	-	16,035,222	$240,400
Shares issued to Kraft RT shareholders in exchange for 95.5% of issued and outstanding Kraft RT shares in connection with Securities Purchase Agreement on June 14, 2006 (Note 1)	-	-	-	-	95,500	955	-	-
Reclassification of Kraft equity with Share Exchange Agreement Transfer	-	-	-	-	-	-	-	(240,400)
Minority interest	-	-	-	-	-	-	-	-
Effect of merger with Solar Thin Films, Inc. (formerly American Global United) and assumption of liabilities on June 14, 2006 (Note 1)	228,652	2,286	47,518	475	-	-	-	160,352
Common stock issued in September 2006 for services rendered at $2.00 per share (Notes 1 and 8)	-	-	-	-	-	-	234,375	2,344
Fair value of 1,890,625 options issued an officer and director	-	-	-	-	-	-	-	-
Fair value of 156,250 options issued to a consultant for services rendered	-	-	-	-	-	-	-	-
Net Income at December 31, 2006	-	-	-	-	-	-	-	-
Balance at December 31, 2006	228,652	$2,286	47,518	$475	95,500	$955	16,269,597	$162,696

See the accompanying notes to the consolidated financial statements

SOLAR THIN FILMS, INC
CONSOLIDATED STATEMENT OF DEFICIENCY OF STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED DECEMBER 31, 2006

	Additional Paid in Capital	Treasury Stock	Minority Interest	Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders' Deficiency
Balance at December 31, 2004, as adjusted for Securities Purchase Agreement (Note 1) and reverse stock split (Note 8)	$253,781	$-	$-	$(6,054)	$(696,965)	$(208,838)
Net loss at December 31, 2005	-	-	-	38,051	(270,018)	(231,967)
Balance at December 31, 2005, as adjusted for Securities Purchase Agreement (Note 1) and reverse stock split (Note 8)	253,781	-	-	31,997	(966,983)	(440,805)
Shares issued to Kraft RT shareholders in exchange for 95.5% of issued and outstanding Kraft RT shares in connection with Securities Purchase Agreement on June 14, 2006 (Note 1)	(955)	-	-	-	-	-
Reclassification of Kraft equity with Share Exchange Agreement Transfer	240,400	-	-	-	-	-
Minority interest	-	-	(43,916)	-	-	(43,916)
Effect of merger with Solar Thin Films, Inc. (formerly American Global United) and assumption of liabilities on June 14, 2006 (Note 1)	(163,113)	(80,000)	-	-	(6,681,891)	(6,761,891)
Common stock issued in September 2006 for services rendered at $2.00 per share (Notes 1 and 8)	466,406	-	-	-	-	468,750
Fair value of 1,890,625 options issued an officer and director	2,720,228	-	-	-	-	2,720,228
Fair value of 156,250 options issued to a consultant for services rendered	111,125	-	-	-	-	111,125
Net Income at December 31, 2006	-	-	-	237,665	2,858,765	3,096,430
Balance at December 31, 2006	$3,627,872	$(80,000)	$(43,916)	$269,662	$(4,790,109)	$(850,079)

See the accompanying notes to the consolidated financial statements

SOLAR THIN FILMS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$2,858,765	$(270,018)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	55,328	12,687
Provision for doubt accounts	-	(26,056)
Minority interest	(43,916)	-
Common stock issued for services rendered	468,750	-
Fair value of options issued to officer and director	2,720,228	-
Fair value of options issued for services rendered	111,125	-
Forgiveness of debt-net	-	(263,949)
Amortization of deferred financing costs	110,959	-
Amortization of debt discounts	1,530,799	-
Unrealized gain on change in fair value of warrant liabilities	(9,356,400)	-
Loss on disposal of fixed assets	23,366	-
(Increase) decrease in:
Accounts receivable	(323,986)	247,746
Accounts receivable, related party	(880,130)	-
Inventory	(1,129,865)	10,004
Prepaid expenses	(622,940)	(82,445)
Advances and other current assets	45,596	9,700
Other assets	(5,704)	322
Increase (decrease) in:
Accounts payable and accrued liabilities	949,978	(219,586)
Advances received from customers	210,274	45,294
Other current liabilities	(2,545)	(19,699)
Net cash used in operations	(3,280,318)	(556,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in connection with merger with American United Global	5,258,503	-
Acquisition of property, plant and equipment	(559,435)	(93,493)
Net cash provided by (used in) investing activities:	4,699,068	(93,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided by notes payable, other-net	979,948	21
Proceeds from notes payable	(1,961)	500,000
Cash provided (from) notes payable, related party	-	118,593
Net cash provided by financing activities:	977,987	618,614

Effect of currency rate change on cash	237,665	38,051

Net increase in cash and cash equivalents	2,634,402	7,172
Cash and cash equivalents at beginning of period	33,081	25,909
Cash and cash equivalents at end of period	$2,667,483	$33,081

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	12,910	806
Cash paid during the period for income taxes	-	-
NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for services rendered	468,750	-
Options issued for services rendered	2,831,353
Abandonment of fixed asset-net of book value, in exchange for forgiveness of debt	-	16,008

See the accompanying notes to the consolidated financial statements

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

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

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The net liabilities assumed is accounted for as a recapitalization of the Company’s capital structure and , accordingly the Company has charged the $ 6,681,891 to accumulated deficit during the year ended December 31, 2006.

Subsequent to the date of the merger, the Company changed its name from American United Global Inc. to Solar Thin Films, Inc.

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of December 31, 2006 are $309,512. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant.

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

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the company. There were no bill and hold transactions at December 31, 2006 and 2005.

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

Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures of $11,600 and $97,475 on research and product development for the years ended December 31, 2006 and 2005, respectively

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective for the year ended December 31, 2006 the Company has adopted SFAS 123 (R) which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006.

For the year ended December 31, 2006, the Company granted 1,875,000 (See Note 11) stock options to Csaba Toro, an officer of the Company with an exercise price of $2.18 (See Note 11) per share expiring ten years from the date of issuance. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 49.48%; risk free interest rate: 4.61%. The fair value of $2,705,400 was recorded as a current charge to earnings.

For the year ended December 31, 2006, the Company granted 15,625 (See Note 8) stock options to Michael Metter, a director of the Company with an exercise price of $2.06 (See Note 8) per share expiring three years from the date of issuance. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 63.22%; risk free interest rate: 4.80%. The fair value of $14,828 was recorded as a current charge to earnings.

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

Net income (loss) per share

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the years ended December 31, 2006 and 2005:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Net income used in computing basic net income per share	$2,858,765	$(270,018)
Impact of assumed assumptions:
Amortization of debt discount (interest expense) on convertible debentures	1,530,799	-
Impact of equity classified as liability:
Gain on warrant liability marked to fair value	(9,356,400)	-
Net Income (loss) in computing diluted net income (loss) per share:	$(4,966,836)	$(270,018)

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net income (loss) per share (continued)

The weighted average shares outstanding used in the basic net earnings (loss) per share computations for the years ended December 31, 2006 and 2005 were 16,106,497 and 16,035,222 respectively. In determining the number of shares used in computing diluted loss per share, the Company added approximately 4,627,073 and 0 potentially dilutive shares for the years ended December 31, 2006 and 2005 , respectively. The potentially dilutive shares added were attributable to the warrants and convertible debt issued in connection with the private placement of the Company’s convertible notes (see Note 7 and 11)

For our calculation of earnings per share, such stock warrants are considered equity and are included in diluted shares as their effect is dilutive. In accordance with Emerging Issues Task Force, EITF, Topic D-72 and paragraph 29 of SFAS 128, we adjusted net income (the basic earnings per share numerator) for purpose of computing diluted net earnings per share.

As a result, the diluted loss per share for the years ended December 31, 2006 and 2005 was $(0.24) and $ (0.02), respectively.

Options and warrants to purchase 11,046,875 and 0 shares of our common stock were excluded from the 2006 and 2005 computation of diluted earnings per share, respectively, because the effect would be antidilutive.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss from operations of $4,938,370 for the year ended December 31, 2006. The Company's current assets exceeded its current liabilities by $1,114,003 as of December 31, 2006.

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155. “ Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of December 31, 2006 consist of the following.

Finished Goods	$498,200
Work in Progress	983,982
Raw Materials	29,057
$1,511,239

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at December 31, 2006 consist of the following:

Land and buildings	$15,373
Construction in progress	193,932
Furniture and fixture	62,524
Machinery, plant and equipment	487,071
Total	758,900

Accumulated depreciation	129,583
Property and equipment	$629,317

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

Depreciation and amortization expense was $55,328 and $12,687 for the year ended December 31, 2006 and 2005, respectively.

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2006 were as follows:

Accounts payable	$213,077
Other accrued expenses, including a penalty in the amount of $480,000 in connection with liquidating change (See Note 7)	836,389
Accrued interest	1,510,200
$2,559,666

NOTE 5 - NOTES PAYABLE OTHER

A summary of notes payable other at December 31, 2006 consists of the following:

Demand note payable: interest payable at 10.0 % per annum; in default and unsecured	$1,500,000
$1,500,000

NOTE 6- DIVIDENDS PAYABLE

In 2000 and 2001, the Company declared a dividend to its shareholders. However based on the Company’s limited financial resources it has been unable to pay it. The shareholders have conceded the deferment of this dividend until the company financially can afford paying it. At December 31, 2006 the outstanding balance was $187,314.

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES

A summary of convertible notes payable at December 31, 2006 are as follows:

Convertible notes payable (“September 2005”), non-interest bearing interest; secured and due March 2007; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a conversion price equal to 50% of the closing price on the day prior to the submission of the conversion notice, however, the conversion price may not be lower than $0.40 per share (Note 8)	$525,000
Debt Discount - beneficial conversion feature, net of accumulated amortization of $448,898	(76,102)
Net	448,898
Convertible notes payable (“March 2006”) non- interest bearing ; secured and due March 2009	1,250,000
Debt Discount, net of accumulated amortization of $351,260	(898,740)
Net	351,260
Convertible notes payable (“June 2006”), non- interest bearing; secured and due June 2009; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a rate of $1.00 per share (Note 8).	6,000,000
Debt Discount, net of accumulated amortization of $1,095,891	(4,904,109)
Net	1,095,891
Total	1,896,049
Less Current Maturities	(448,899)
Net	$1,447,150

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

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

The Company’s accounting predecessor and the Company amortized the Convertible Notes’ debt discount and recorded non-cash interest expense of $158,945 and $192,660, respectively, during the year ended December 31, 2006.

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

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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

The Company’s accounting predecessor and the Company amortized the Convertible Notes’ debt discount and recorded non-cash interest expense of $109,012 and $242,248, respectively, during the year ended December 31, 2006.

June 2006 Financing

In connection with the merger and corporate restructure on June 14, 2006 (see Note 1), the Company entered into a financing arrangement with several investors (the “June 2006 Investors”) pursuant to which it sold various securities in consideration of an aggregate purchase price of $6,000,000 consisting of the following securities:

☐	$ 6,000,000 in senior secured convertible notes (“June 2006 Notes”);

☐	3,000,000 (Note 8) shares of the Company’s common stock;

☐	Series A Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $2.00 per share for a period of three years (“Series A Warrants”);

☐	Series B Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $2.20 per share for a period of four years (“Series B Warrants”);

☐	Series C Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $3.00 per share for a period of three years (“Series C Warrants”); and

☐	Series D Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $3.30 per share for a period of four years (“Series D Warrants”).

The warrants and warrant agreement provide for certain anti-dilution rights through December 31, 2007 in the event of a reverse stock split.

The Series B Warrants and the Series D Warrants are exercisable only following the exercise of the Series A Warrants and the Series C Warrants, respectively, on a share by share basis.

The June 2006 Notes are interest free and mature in June 2009 and are convertible into the Company’s common stock, at the June 2006 Investors’ option, at a conversion price equal to $1.00 per share (Note 8). The Company granted the June 2006 Investors a first priority security interest in all of its assets subject only to the secured convertible notes in the amount of $525,000 previously issued in September 2005. In addition, the Company pledged one hundred percent (100%) of the shares held its majority owned subsidiary , Kraft Rt, as collateral to the June 2006 Investors.

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

As of the date of the financial statements, the Company's registration statement had not been declared effective by the Securities & Exchange Commission with the contractually prescribed period. Accordingly, the Company accrued liquating damages penalties of $480,000 (see Note 4) and charged the amount to operations in 2006.

Subsequent to the date of the financial statements, the registration statement was declared effective (see Note 14).

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5) , the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock and Convertible Notes issued to the investors. As of December 31, 2006, the Company recognized $2,777,778 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Notes’ maturity period, being three (3) years, as interest expense. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company also recognized the relative value attributable to the common stock issued in the amount of $3,222,222 to additional paid in capital and a discount against the June 2006 Notes. Total debt discount to the June 2006 Notes amounted $6,000,000. The note discount is amortized over the maturity period of the notes, being (3) years.

The Company amortized the Convertible Notes’ debt discount and recorded a non-cash interest expense of $1,095,890 for the year ended December 31, 2006.

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

In connection with the merger and corporate restructure on June 14, 2006 (see Note 1), the Company assumed as liability the fair value of $10,821,900 representing the warrants issued and outstanding as described above. At December 31, 2006, the Company revalued the warrants using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 51.21%, (3) risk-free interest rate of 4.62 to 4.82% to 5.10%, and (4) expected life of 2.45 to 3.44 years. And 5) a deemed fair value of common stock of $0.99. The decrease of $9,356,400 in the fair value of the warrants at December 31, 2006 has been recorded as a gain on revaluation of warrant liability for the year ended December 31, 2006. Warrant liability at December 31, 2006 amounted to $1,465,500.

NOTE 8- CAPITAL STOCK

Preferred Stock

The Company has authorized 1,200,000 shares of 12.5% cumulative preferred stock, with a par value of $.01 per share. The preferred stock is entitled to preference upon liquidation of $0.63 (See below) per share for any unconverted shares. There are no preferred shares outstanding as of December 31, 2006.

The Board of Directors has designated 1,000,000 shares of its preferred stock as Series B-1 Preferred Stock (“B-1 Preferred”). Each share of Series B-1 Preferred stock is entitled to preference upon liquidation of $2.19 (See below) per share for any unconverted shares. Each shares of the Series B-1 Preferred Stock shall be entitled to one (1) vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Seventeen (17) (See below) Series B-1 Preferred shares may be converted to one (1) share of the Company’s common stock. As of December 31, 2006, there were 228,652 shares of Series B-1 Preferred issued and outstanding.

The Board of Directors has designated 232,500 shares of its preferred stock as Series B-3 Preferred Stock (“B-3 Preferred”). Each share of the Series B-3 Preferred Stock shall be entitled to thirty two (32) (See below) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Each Series B-3 Preferred share may be converted to thirty two (32) shares of the Company’s common stock. As of December 31, 2006, there were 47,518 shares of Series B-3 Preferred issued and outstanding.

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 8- CAPITAL STOCK (continued)

Preferred Stock (continued)

In June, 2006 the Board of Directors designated 1,000,000 shares of its preferred stock as Series B-4 Preferred Stock (“B-4 Preferred”). Each share of Series B-4 Preferred stock is entitled to preference upon liquidation of $3.50 per share for any unconverted shares. Each share of the Series B-4 Preferred Stock shall be entitled to three hundred fifty (350) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Should the Company elect to file an amendment to increase its number of authorized common shares so that there is an adequate amount of shares of authorized common stock for issuance upon conversion of the Series B-4 Preferred Stock, the Series B-4 shares shall automatically convert to the Company’s common shares at the rate of three hundred fifty (350) common shares for each share of Series B-4 Preferred. As of December 31, 2006, there were 95,500 shares of Series B-4 Preferred issued and outstanding. As part of the Board of Directors designation, the Series B-4 Preferred stock agreement provides for certain anti-dilution rights through December 31, 2007 in the event of a reverse split (see Note 14).

Common Stock

On February 9, 2007, the Company affected a one-for-one.six (1 to 1.6) reverse stock split of it authorized and outstanding shares of common stock, $0.01 par value (see Note 14). All references in the financial statements and the notes to financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split. The Company has restated 16,269,597 shares of common stock issued and outstanding as of December 31, 2006.

On February 9, 2007 the Company amended its Certificate of Incorporation inceasing its authorized shares of common stock to 150,000,000 with a par value of $.01 per share (see Note 14). As of December 31, 2006, there were 16,269,597 shares of common stock issued and outstanding.

In September 2006, the Company issued 234,375 shares of its Common stock for services valued at $468,750. The value of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

NOTE 9- RELATED PARTY NOTES PAYABLE AND TRANSACTIONS

A summary of notes payable to shareholders at December 31, 2006 are as follows:

2006
Note payable to Company shareholder in monthly installments of interest only at 5% per annum; unsecured; maturity date of August 31, 2005. The Company is in default under the terms of the note agreement	$24,760

Note payable to Company shareholder in monthly installments of interest only at 0% per annum; unsecured; maturity date of July 31, 2005. The Company is in default under the terms of the note agreement	12,875

Note payable to Company shareholder in monthly installments of interest only at 5% per annum; unsecured; maturity date of March 29, 2005. The Company is in default under the terms of the note agreement	119,837
Total	157,472
Less current portion	(157,472)
Long term	$-0-

The Company signed a cooperative Research and Development as well as a Marketing and Manufacturing Facility Turn On Function Contract with RESI in December 20, 2006 and January 30 2007, respectively. Zoltan Kiss, the Company’s Chairman of the Board, is Chairman and majority shareholder of RESI.

The Company currently has related party trade receivables of $880,130 from Terrasolar as of December 31, 2006,Revenues from Terrasolar were $1,638,550 for the year ended December 31, 2006.

The Company has a $43,916 receivable from a former shareholder of Kraft RT classified as minority interest as well as dividend payment obligation of the former shareholders valued at $187,314

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 10- ECONOMIC DEPENDENCY

During the year ended December 31, 2006 approximately $2,243,223 or 92% of total revenues were derived from two customers; for the year ended December 31, 2005; $425,215 or 61% were derived from two customers.

During the year ended December 31, 2006 approximately $868,378 or 32% of total materials were purchased from three vendors; for the year ended December 31, 2005, $118,087 or 29% was purchased from one vendor.

NOTE 11 - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at December 31, 2006:

		Warrants Outstanding			Warrants Exercisable
	Number	Weighted Average Remaining Contractual	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$1.20	625,000	2.21	$1.20	617,500	$1.20
2.00	3,000,000	2.46	2.00	3,000,000	2.00
2.20	3,000,000	3.46	2.20	3,000,000	2.20
3.00	3,000,000	2.46	3.00	3,000,000	3.00
3.30	3,000,000	3.46	3.30	3,000,000	3.30

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2004	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	-	-
Granted	12,625,000	2.56
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	12,625,000	2.56

Warrants granted during the year ended December 31, 2006 totaling 12,625,000 were issued in connection with debt financing. The warrants are exercisable until from three to five years after the date of issuance at a purchase price of $1.20 per share on 625,000 warrants, $2.00 per share on 3,000,000; $2.20 per share on 3,000,000 warrants; $3.00 per share on 3,000,000 warrants and $3.30 per share on 3,000,000 warrants.

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees and directors of the Company at December 31, 2006 (See Note 8 above):

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$2.07	15,625	2.70	$2.07	15,625	$2.07
2.18	1,875,000	9.83	2.18	1,875,000	2.18

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 11 - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving stock options issued to employees are summarized as follows:

Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2004:	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005:	-	-
Granted	1,890,625	$2.18
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006:	1,890,625	$2.18

During the year ended December 31, 2006, the Company granted 15,625 (see Note 8) stock options to a director with an exercise price of $2.07 (See Note 8) expiring three years from issuance. The fair value (determined as described below) of $14,828 was charged to current period earnings.

The weighted-average fair value of stock options granted to a director during the year ended December 31, 2006 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):

Risk-free interest rate at grant date	4.80%
Expected stock price volatility	63.22%
Expected dividend payout	-
Expected option life-years (a)	3

(a) The expected option life is based on contractual expiration dates.

During the year ended December 31, 2006, the Company granted 1,875,000 (see Note 8) stock options to an officer and employee with an exercise price of $2.18 expiring ten years from issuance. The fair value (determined as described below) of $2,705,400 was charged to current period earnings.

The weighted-average fair value of stock options granted to an officer and employee during the year ended December 31, 2006 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):

Risk-free interest rate at grant date	4.61%
Expected stock price volatility	49.48%
Expected dividend payout	-
Expected option life-years (a)	10

(a) The expected option life is based on contractual expiration dates.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company at December 31, 2006 (See Note 8 above):

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$1.92	156,250	4.97	$1.92	156,250	$1.92

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 11 - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving stock options issued to non-employees are summarized as follows:

Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2004:	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005:	-	-
Granted	156,250	$1.92
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006:	156,250	$1.92

During the year ended December 31, 2006, the Company granted 156,250 (see Note 8) stock options to non-employee with an exercise price of $1.92 (See Note 8) expiring three years from issuance. The fair value (determined as described below) of $111,125 was charged to current period earnings.

The weighted-average fair value of stock options granted to a director during the year ended December 31, 2006 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):

Risk-free interest rate at grant date	4.57%
Expected stock price volatility	51.21%
Expected dividend payout	-
Expected option life-years (a)	5

(a) The expected option life is based on contractual expiration dates.

NOTE 12 - INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At December 31, 2006, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $4,400,000, expiring in the year 2023, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2006 are as follows:

Non current:

Net operating loss carryforward	$1,540,000
Valuation allowance	(1,540,000)
Net deferred tax asset	$—

For the year ended December 31, 2006 and 2005, the Company incurred losses once significant tax adjusting items are considered.

The Company paid local filing fees which are not deemed to be income taxes and have been included in selling, general and administrative expense for the year ended December 31, 2006 and 2005.

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Lease commitment

In November 2005, the Company entered into a three year fixed term operating lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. Rental expenses charged to operations for the year ended December 31, 2006 and 2005 were $157,505 and $81,038, respectively. Commitments for minimum rentals under non cancellable leases at December 31, 2006 is as follows:

Fiscal Year:	Amount:
December 31, 2007	$185,196
December 31, 2008	185,196

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

The Company’s Act in Hungary prescribes that in the case of obtaining majority interest (over 50%) by a company in other Public Limited Companies by Shares (“PLC”) any of the remaining minority shareholders in a PLC may offer their shares to the new majority owner for acquisition. In the case of offering, the Company is obliged to purchase those shares on market value valid on the date when the majority owner acquired interest. The remaining shareholders of Kraft RT representing 4.5% indicated their intention to offer their shares for purchase by the Company; the majority shareholder of Kraft RT. The Company offered the acquisition of 4.5% of Kraft with the same term than provided to any other shareholder in the form of issuing 1,575,000 shares of common stock of the Company. The party did not accept the offer and has requested cash payment. The parties are currently in discussion about the fair market price of 4.5% ownership of Kraft RT which was valid on June 14, 2006 when the acquisition of majority ownership was acquired. Management believes the ultimate outcome on this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 14- SUBSEQUENT EVENTS

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

As a result of the increase in the authorized shares of common stock, the Company’s Series B-4 preferred shares automatically convert to the Company’s common shares (see Note 8).

On February 13, 2007 the Company’s Registration Statement was declared effective by the Securities and Exchange Commission (see Note 7).

NOTE 15 - GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, as of December 31, 2006, the Company incurred accumulated losses of $4,790,109. The Company’s total liabilities exceeded its total assets by $850,079 as of December 31, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its services and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.