Form 10QSB
period 2007-03-31
Solar Thin Films, Inc.
filed 2007-05-21
CIK 859792

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________________

Commission file number 001-13549

SOLAR THIN FILMS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	95-4356228
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25 Highland Blvd, Dix Hills, New York 11746
(Address of principal executive offices)

(516) 417-8454
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 par value	49,696,101
(Class)	(Outstanding at May 11, 2007)

Transitional Small Business Disclosures Format (Check one): Yes ☐  No ☒

SOLAR THIN FILMS, INC.

FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,550,048
Accounts receivable, net of allowance for doubtful accounts of $-0-	423,769
Accounts receivable, related party	1,470,753
Inventory	1,113,975
Prepaid expenses	113,696
Advances and other current assets	40,624
Total current assets	4,712,865

Property, plant and equipment, net of accumulated depreciation of $156,658	655,216

Other assets:
Deferred financing costs, net of accumulated amortization of $160,890	446,610
Other assets	9,721
Total other assets	456,331

Total assets	$5,824,412

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,825,920
Advances received from customers	87,757
Note payable-other (Note 5)	1,500,000
Convertible notes payable, current portion, net of unamortized discount (Note 7)	525,000
Total current liabilities	4,938,677

Convertible notes payable, net of unamortized discount (Note 7)	2,049,312
Dividends payable	145,164
Total long term debt	2,194,476

Commitments and contingencies (Note 12)

Deficiency in Stockholder's Equity
Preferred stock, par value $0.01 per share; 1,200,000 shares authorized; -0- issued and outstanding	-
Series B-1 Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, 228,652 issued and outstanding	2,286
Series B-3 Preferred stock, par value $0.01 per share, 232,500 shares authorized, 47,518 issued and outstanding	475
Series B-4 Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, 70,000 issued and outstanding	700
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 25,196,101 issued and outstanding	251,961
Additional paid in capital	14,360,762
Treasury stock, at cost	(80,000)
Accumulated deficit	(16,140,908)
Minority interest (Note 1)	-
Accumulated other comprehensive income	295,983
Total deficiency in stockholders' equity	(1,308,741)

Total Liabilities and Deficiency in Stockholders' Equity	$5,824,412

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSSES
(Unaudited)

	The three months ended March 31,
	2007	2006
REVENUE:	$1,902,963	$181,487
Cost of sales	1,680,130	114,054
Gross profit	222,833	67,433

OPERATING EXPENSES:
General, selling and administrative expenses	1,380,778	330,251
Research and development	90,000	-
Depreciation	23,084	5,338
Total operating expenses	1,493,862	335,589

NET LOSS FROM OPERATIONS	(1,271,029)	(268,156)

Other income/(expense)
Foreign exchange (expense) gain:	(4,932)	2,832
Interest expense, net	(682,805)	(16,599)
Debt acquisition costs	(49,932)	-
Other income/(expense)	14,299	13,727

Net loss before provision for income taxes	(1,994,399)	(268,196)

Income taxes	-	-

Net loss before minority interest	(1,994,399)	(268,196)

Minority interest (Note 1)	-	-

NET LOSS	$(1,994,399)	$(268,196)

Net loss per common share, basic and diluted	($0.11)	($0.02)

Weighted average shares outstanding, basic and diluted	18,948,601	16,035,222

Comprehensive losses:
Net Loss	$(1,994,399)	$(268,196)
Foreign currency transaction gain (loss)	26,321	(8,275)

Comprehensive Loss	$(1,968,078)	$(276,471)

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONSOLIDATED STATEMENT OF DEFICIENCY OF STOCKHOLDERS' EQUITY
Three months ended March 31, 2007
(Unaudited)

	Preferred Series B-1		Preferred Series B-3		Preferred Series B-4		Common shares
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2005, as adjusted for Securities Purchase Agreement (Note 1) and reverse stock split (Note 8)	-	-	-	-	-	-	16,035,222	$240,400

Shares issued to Kraft shareholders in exchange for 95.5% of issued and outstanding Kraft shares in connection with Securities Purchase Agreement on June 14, 2006 (Note 1)	-	-	-	-	95,500	955	-	-

Reclassification of Kraft equity with Share Exchange Agreement Transfer	-	-	-	-	-	-	-	(240,400)

Minority interest	-	-	-	-	-	-	-	-

Effect of merger with Solar Thin Films, Inc. (formerly American Global United) and assumption of liabilities on June 14, 2006 (Note 1)	228,652	2,286	47,518	475	-	-	-	160,352

Common stock issued in September 2006 for services rendered at $2.00 per share (Notes 1 and 8)	-	-	-	-	-	-	234,375	2,344

Fair value of 1,890,625 options issued an officer and director	-	-	-	-	-	-	-	-

Fair value of 156,250 options issued to a consultant for services rendered	-	-	-	-	-	-	-	-

Net Income at December 31, 2006	-	-	-	-	-	-	-	-

Balance at December 31, 2006	228,652	2,286	47,518	475	95,500	955	16,269,597	162,696

Fractional shares issued upon 1.6 to 1 reverse split on February 9, 2007	-	-	-	-	-	-	1,504	15

Settlement of minority interest	-	-	-	-	-	-	-	-

Effect of adoption of EITF 00-19-2 change in accounting principle (Note 1)	-	-	-	-	-	-	-	-

Issuance of 8,925,000 shares of common stock for conversion of 25,500 Preferred B-4 shares	-	-	-	-	(25,500)	(255)	8,925,000	$89,250

Foreign currency translation gain	-	-	-	-	-	-	-	-

Net loss at March 31, 2007	-	-	-	-	-	-	-	-
	228,652	$2,286	47,518	$475	70,000	$700	25,196,101	$251,961

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONSOLIDATED STATEMENT OF DEFICIENCY OF STOCKHOLDERS' EQUITY
Three months ended March 31, 2007
(Unaudited)

				Other		Total
	Additional	Treasury	Minority	Comprehensive	Accumulated	Stockholders'
	Paid in Capital	Stock	Interest	Income (loss)	Deficit	Deficiency
Balance at December 31, 2005, as adjusted for Securities Purchase Agreement (Note 1) and reverse stock split (Note 8)	253,781	-	-	31,997	(966,983)	(440,805)

Shares issued to Kraft shareholders in exchange for 95.5% of issued and outstanding Kraft shares in connection with Securities Purchase Agreement on June 14, 2006 (Note 1)	(955)	-	-	-	-	-

Reclassification of Kraft equity with Share Exchange Agreement Transfer	240,400	-	-	-	-	-

Effect of merger with Solar Thin Films, Inc. (formerly American Global United) and assumption of liabilities on June 14, 2006 (Note 1)	(163,113)	(80,000)	-	-	(6,681,891)	(6,761,891)

Minority interest	-	-	(43,916)	-	-	(43,916)

Common stock issued in September 2006 for services rendered at $2.00 per share (Notes 1 and 8)	466,406	-	-	-	-	468,750

Fair value of 1,890,625 options issued an officer and director	2,720,228	-	-	-	-	2,720,228

Fair value of 156,250 options issued to a consultant for services rendered	111,125	-	-	-	-	111,125

Net Income at December 31, 2006	-	-	-	237,665	2,858,765	3,096,430

Balance at December 31, 2006	3,627,872	(80,000)	(43,916)	269,662	(4,790,109)	(850,079)

Fractional shares issued upon 1.6 to 1 reverse split on February 9, 2007	(15)	-	-	-	-	-

Settlement of minority interest	-	-	43,916	-	-	43,916

Effect of adoption of EITF 00-19-2 change in accounting principle (Note 1)	10,821,900	-	-	-	(9,356,400)	1,465,500

Issuance of 8,925,000 shares of common stock for conversion of 25,500 Preferred B-4 shares	(88,995)	-	-	-	-	-

Foreign currency translation gain	-	-	-	26,321	-	26,321

Net loss at March 31, 2007	-	-	-	-	(1,994,399)	(1,994,399)
	$14,360,762	$(80,000)	-	$295,983	$(16,140,908)	$(1,308,741)

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	The three months ended March 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,994,399)	$(268,196)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	23,084	5,338
Amortization of deferred financing costs	49,932	-
Amortization of debt discounts	678,264	-
Loss on disposal of fixed assets	-	23,366
(Increase) decrease in:
Accounts receivable	(88,752)	(41,632)
Accounts receivable, related party	(590,623)	-
Inventory	397,264	(48,199)
Prepaid expenses	542,021	-
Advances and other current assets	(658)	(187,108)
Other assets	44,219	(38,461)
Increase (decrease) in:
Accounts payable and accrued liabilities	266,254	220,738
Advances received from customers	(221,755)	317,007
Other current liabilities	-	3,860
Net cash used in operations	(895,149)	(13,287)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(48,985)	(82,139)
Net cash used in investing activities:	(48,985)	(82,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided by notes payable, other-net	-	(20,485)
Payment of accrued dividend payable	(42,150)
Proceeds from notes payable	-	1,000,000
Cash used in notes payable, related party	(157,472)	-
Net cash provided by (used in) financing activities:	(199,622)	979,515

Effect of currency rate change on cash	26,321	(8,275)

Net increase (decrease) in cash and cash equivalents	(1,117,435)	875,814
Cash and cash equivalents at beginning of period	2,667,483	33,081
Cash and cash equivalents at end of period	$1,550,048	$908,895

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$4,541	$15,724
Cash paid during the period for taxes	-	-

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements of Solar Thin Films, formerly known as American United Global Inc., (“The Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10KSB as filed with the SEC on April 17, 2007.

Business and Basis of Presentation

The Company is incorporated under the laws of the State of Delaware, and is in the business of designing, manufacturing and marketing Solar Panel equipment on a world wide basis.

The consolidated financial statements include the accounts of the Company and it’s wholly and majority- owned subsidiaries, Kraft Electronikai Zrt (“Kraft”) and Superior Ventures Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

Merger and Corporate Restructure

On June 14, 2006, the Company entered into a Securities Purchase Agreement (“Agreement” or “Merger”) with Kraft, a company formed under the laws of the country of Hungary. As a result of the Merger, there was a change in control of the public entity. In accordance with SFAS No. 141, Kraft was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of Kraft's capital structure.

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

The accompanying financial statements present the historical financial condition, results of operations and cash flows of Kraft, prior to the merger with American United Global.

 SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The total consideration paid was $(6,681,891) and the significant components of the transaction are as follows:

American United Global, Inc. Summary Statement of Financial Position At June 14, 2006

Current Assets:
Cash	$5,258,503
Other assets:
Deferred loan costs, net of accumulated amortization of $-0-	607,500
Notes receivable-Kraft	1,500,000

Current Liabilities:
Note payable - unsecured	(1,500,000)
Accrued interest and other	(1,435,200)
Long Term liabilities:
$525,000 Convertible debenture; less unamortized debt discount of $266,935	(258,065)
$1,250,000 Convertible debenture; less unamortized debt discount of $1,140,988	(109,012)
$6,000,000 Convertible debenture; less unamortized debt discount of $6,000,000	-0-
Warrant liability	(10,821,900)

Preferred stock: series B-1	(2,287)
Preferred stock: series B-3	(475)
Preferred stock: series B-4	(955)
Treasury stock, at cost	80,000

Net liabilities assumed	$(6,681,891)

The net liabilities assumed is accounted for as a recapitalization of the Company’s capital structure and , accordingly the Company has charged the $ 6,681,891 to accumulated deficit during the year ended December 31, 2006.

Subsequent to the date of the merger, the Company changed its name from American United Global Inc. to Solar Thin Films, Inc.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Change in Accounting Principle for Registration Payment Arrangements.

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with Statement of Financial Accounting Standards (“FAS”) No. 5, Accounting for Contingencies , which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable. Subsequent to the adoption of FSP EITF 00-19-2, any changes in the carrying amount of the contingent liability will result in a gain or loss that will be recognized in the consolidated statement of operations in the period the changes occur. The guidance in FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for our consolidated financial statements issued for the year beginning January 1, 2007, and interim periods within that year.

On January 1, 2007, the Company adopted the provisions of FSP EITF 00-19-2 to account for the registration payment arrangement associated with our June 2006 financing (see note 7). On February 13, 2007 the Company became effective with their SB-2 and as such management determined that it was not probable that we would have any additional payment obligations under the June 2006 Registration Payment Arrangement; therefore, additional accrual for contingent obligation is required under the provisions of FSP EITF 00-19-2. Accordingly, the warrant liability account was eliminated and the comparative condensed consolidated financial statements of prior periods and as of December 31, 2006 have been adjusted to apply the new method retrospectively. The following financial statement line items for the three months ended March 31, 2007 and 2006 were affected by the change in accounting principle:

Consolidated Statements of Operations

	As Computed	As Reported
	under	under FSP	Effect of
	EITF 00-19	EITF 00-19-2	Change
Three Months Ended March 31, 2007
Loss from operations	$(1,271,029)	$(1,271,029)	$—
Other income (loss)	(723,370)	(723,370)	—
Loss on fair value of warrants	(1,272,300)	—	1,272,300
Net loss	(3,266,699)	(1,994,399)	1,272,300
Net loss per share	$(0.18)	$(0.11)	$0.07

	As Originally		Effect of
	Reported	As Adjusted	Change
Three Months Ended March 31, 2006
Loss from operations	$(268,156)	$(268,156)	$—
Other income (loss)	(40)	(40)	—
Loss on fair value warrants	—	—	—
Net loss	(268,196)	(268,196)	—
Net loss per share	$(0.02)	$(0.02)	$—

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Consolidated Balance Sheet

	As Computed	As Reported
	under	under FSP	Effect of
	EITF 00-19	EITF 00-19-2	Change
March 31, 2007
Warrant liability	$2,737,800	$—	$(2,737,800)
Total liabilities	9,870,953	7,133,153	(2,737,800)
Additional paid-in capital	3,538,862	14,360,762	10,821,900
Deficit	(6,784,508)	(16,140,908)	(9,356,400)
Total stockholders’ equity	(2,773,741)	(1,308,741)	1,465,500

Consolidated Statements of Cash Flows

	As Computed	As Reported
	under	under FSP	Effect of
	EITF 00-19	EITF 00-19-2	Change
March 31, 2007
Net loss	$(3,266,699)	$(1,994,399)	$1,272,300
Loss on value of warrant liability	1,272,300	—	(1,272,300)

	As Originally		Effect of
	Reported	As Adjusted	Change
March 31, 2006
Net loss	$(268,196)	$(268,196)	$—
Loss on value of warrant liability	—	—	—

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of March 31, 2007 are $87,757. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the company. There were no bill and hold transactions at March 31, 2007 and 2006.

Percentage-of-Completion Accounting: in accordance with the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 8 1-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” (,,SOP 81-1”), sales - derived from long-term fixed-priced contracts to design, develop and construct of complete or just part of turnkey manufacturing plants that produce photovoltaic thin film modules in accordance with customer specifications - are recorded using the percentage of completion method as the compounds are delivered (under the units of delivery method). The contract costs related to delivered compounds are recorded to cost of sales as the compounds are delivered and revenue is recognized.

Product Warranty cost

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees as a charge in the current period cost of goods sold. The range for the warranty coverage for the Company’s products is up to 18 to 24 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company’s determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations. For the three months ended March 31, 2007, the Company has accrued a warranty liability of $120,000.

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

Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures of $90,000 and $0 on research and product development for the three months ended March 31, 2007 and 2006, respectively

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

Minority interest

The Company owns 95.5% of Kraft. The minority interest is negative and therefore is shown at a net zero balance.

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

For the year ended December 31, 2006, the Company granted 1,875,000 (See Note 11) stock options to Csaba Toro, an officer of the Company with an exercise price of $2.18 per share expiring ten years from the date of issuance. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 49.48%; risk free interest rate: 4.61%. The fair value of $2,705,400 was recorded as a charge to earnings in 2006.

For the year ended December 31, 2006, the Company granted 15,625 (See Note 11) stock options to Michael Metter, a director of the Company with an exercise price of $2.06 per share expiring three years from the date of issuance. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 63.22%; risk free interest rate: 4.80%. The fair value of $14,828 was recorded as a charge to earnings in 2006.

The Company made no employee stock-based compensation grants after December 31, 2006 and therefore no compensation charge has been accounted for in 2007.

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

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

Foreign Currency Translation

The Company translates the foreign currency financial statements into US Dollars using the quarter end or average exchange rates in accordance with the regulations of SFAS No. 52, “Foreign Currency Translation”. Assets, liabilities and equity of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues, expenses and retained earnings are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity.

Net income (loss) per share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the three months ended March 31, 2007 and 2006, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss from operations of $1,271,029 for the three months ended March 31, 2007. The Company's liabilities exceeded its assets by $1,308,741 as of March 31, 2007.

Recent accounting pronouncements

For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has adopted EITF 00-19-2 effective January 1, 2007 (See above).

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

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of March 31, 2007 consist of the following.

2007
Raw Materials	$69,709
Work in Progress	186,865
Finished goods	857,401
$1,113,975

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at March 31, 2007 consist of the following:

2007
Land and buildings	218,397
Furniture and fixture	72,982
Machinery, plant and equipment	520,495
Total	811,874

Accumulated depreciation	156,658
Property and equipment	$655,216

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

Depreciation and amortization expense was $23,084 and $5,338 for the year ended March 31, 2007 and 2006, respectively.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2007 were as follows:

2007
Accounts payable	$160,984
Other accrued expenses including penalty in the amount of $720,000 in connection with liquidating change (See Note 7)	1,117,236
Accrued interest	1,547,700
$2,825,920

NOTE 5 - NOTES PAYABLE OTHER

A summary of notes payable other at March 31, 2007 consists of the following:

2007
Demand note payable: interest payable at 10.0 % per annum; in default and unsecured	$1,500,000
$1,500,000

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 6- DIVIDENDS PAYABLE

In 2000 and 2001, the Company declared a dividend to its shareholders. However based on the Company’s limited financial resources it has been unable to pay it. The shareholders have conceded the deferment of this dividend until the company financially can afford paying it. At March 31, 2007 the outstanding balance was $145,164.

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES

A summary of convertible notes payable at March 31, 2007 are as follows:
2007
Convertible notes payable (“September 2005”), non-interest bearing interest; secured and due March 2007; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a conversion price equal to 50% of the closing price on the day prior to the submission of the conversion notice, however, the conversion price may not be lower than $0.40 per share (Note 8)	$525,000
Debt Discount - beneficial conversion feature, net of accumulated amortization of $525,000	(0)
Net	525,000
Convertible notes payable (“March 2006”) non- interest bearing ; secured and due March 2009	1,250,000
Debt Discount, net of accumulated amortization of $460,271	(789,729)
Net	460,271
Convertible notes payable (“June 2006”), non- interest bearing; secured and due June 2009; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a rate of $1.00 per share (Note 8).	6,000,000
Debt Discount, net of accumulated amortization of $1,589,041	(4,410,959)
Net	1,589,041
Total	2,574,312
Less Current Maturities	(525,000)
Net	$2,049,312

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

The Notes are interest free, mature in March 2007 and are convertible into the Company’s common stock, at the September 2005 Investors' option, at a conversion price equal to 50% of the closing price on the day prior to the submission of the conversion notice, however, the conversion price may not be lower than $0.40 (Note 8) (the “Floor Price”).

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

The Company amortized the Convertible Notes’ debt discount and recorded non-cash interest expense of $76,102 during the three months ended March 31, 2007.

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

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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

The Company amortized the Convertible Notes’ debt discount and recorded non-cash interest expense of $109,012 during the three months ended March 31, 2007.

June 2006 Financing

In connection with the merger and corporate restructure on June 14, 2006 (see Note 1), the Company entered into a financing arrangement with several investors (the “June 2006 Investors”) pursuant to which it sold various securities in consideration of an aggregate purchase price of $6,000,000 consisting of the following securities:

▪	$ 6,000,000 in senior secured convertible notes (“June 2006 Notes”);

▪	3,000,000 (Note 8) shares of the Company’s common stock;

▪	Series A Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $2.00 per share for a period of three years (“Series A Warrants”);

▪	Series B Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $2.20 per share for a period of four years (“Series B Warrants”);

▪	Series C Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $3.00 per share for a period of three years (“Series C Warrants”); and

▪	Series D Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $3.30 per share for a period of four years (“Series D Warrants”).

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The warrants and warrant agreement provide for certain anti-dilution rights through December 31, 2007 in the event of a reverse stock split.

The Series B Warrants and the Series D Warrants are exercisable only following the exercise of the Series A Warrants and the Series C Warrants, respectively, on a share by share basis.

The June 2006 Notes are interest free and mature in June 2009 and are convertible into the Company’s common stock, at the June 2006 Investors’ option, at a conversion price equal to $1.00 per share (Note 8). The Company granted the June 2006 Investors a first priority security interest in all of its assets subject only to the secured convertible notes in the amount of $525,000 previously issued in September 2005. In addition, the Company pledged one hundred percent (100%) of the shares held its majority owned subsidiary, Kraft as collateral to the June 2006 Investors.

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

The Company's registration statement was declared effective by the Securities & Exchange Commission on February 13, 2007 which was beyond the contractually prescribed period. Accordingly, the Company accrued liquating damages penalties of $720,000 (see Note 4) and charged $240,000 and $480,000 to operations in 2007 and 2006, respectively.

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

The Company amortized the Convertible Notes’ debt discount and recorded a non-cash interest expense of $493,150 for the three months ended March 31, 2007.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

In conjunction with raising capital through the issuance of $6,000,000 Notes, the Company has issued warrants that have registration rights for the underlying shares.  As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the warrants were recorded as a derivative liability and valued at fair market value until the Company meets the criteria under EITF 00-19 for permanent equity. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in the amount of $10,821,900 and charged to operations as interest expense.  Upon the registration statement being declared effective on February 13, 2007, the initial fair value of the warrants was reclassified to equity (See note 1). The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 93.03%, (3) risk-free interest rate of 5.08% to 5.10%, and (4) expected life of 5 years.

In connection with the merger and corporate restructure on June 14, 2006 (see Note 1), the Company assumed as liability the fair value of $10,821,900 representing the warrants issued and outstanding as described above. On February 13, 2007, upon the registration statement being declared effective, the assumed liability of $10,821,900 was adjusted to additional paid in capital.

NOTE 8- CAPITAL STOCK

Preferred Stock

The Company has authorized 1,200,000 shares of 12.5% cumulative preferred stock, with a par value of $.01 per share. The preferred stock is entitled to preference upon liquidation of $0.63 (See below) per share for any unconverted shares. There are no preferred shares outstanding as of March 31, 2007.

The Board of Directors has designated 1,000,000 shares of its preferred stock as Series B-1 Preferred Stock (“B-1 Preferred”). Each share of Series B-1 Preferred stock is entitled to preference upon liquidation of $2.19 (See below) per share for any unconverted shares. Each shares of the Series B-1 Preferred Stock shall be entitled to one (1) vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Seventeen (17) (See below) Series B-1 Preferred shares may be converted to one (1) share of the Company’s common stock. As of March 31, 2007, there were 228,652 shares of Series B-1 Preferred issued and outstanding.

The Board of Directors has designated 232,500 shares of its preferred stock as Series B-3 Preferred Stock (“B-3 Preferred”). Each share of the Series B-3 Preferred Stock shall be entitled to thirty two (32) (See below) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Each Series B-3 Preferred share may be converted to thirty two (32) (See below) shares of the Company’s common stock. As of March 31, 2007, there were 47,518 shares of Series B-3 Preferred issued and outstanding.

In June, 2006 the Board of Directors designated 1,000,000 shares of its preferred stock as Series B-4 Preferred Stock (“B-4 Preferred”). Each share of Series B-4 Preferred stock is entitled to preference upon liquidation of $3.50 per share for any unconverted shares. Each share of the Series B-4 Preferred Stock shall be entitled to three hundred fifty (350) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Should the Company elect to file an amendment to increase its number of authorized common shares so that there is an adequate amount of shares of authorized common stock for issuance upon conversion of the Series B-4 Preferred Stock, the Series B-4 shares shall automatically convert to the Company’s common shares at the rate of three hundred fifty (350) common shares for each share of Series B-4 Preferred. In March 2007, 25,500 shares of Series B-4 Preferred stock were converted into 8,925,000 shares of the Company’s common stock. As of March 31, 2007, there were 70,000 shares of Series B-4 Preferred issued and outstanding. As part of the Board of Directors designation, the Series B-4 Preferred stock agreement provides for certain anti-dilution rights through December 31, 2007 in the event of a reverse split

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 8- CAPITAL STOCK (continued)

Common Stock

On February 9, 2007, the Company affected a one-for-one.six (1 to 1.6) reverse stock split of it authorized and outstanding shares of common stock, $0.01 par value. All references in the financial statements and the notes to financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split. The Company has restated 16,269,597 shares of common stock issued and outstanding as of December 31, 2006.

In September 2006, the Company issued 234,375 shares of its Common stock for services valued at $468,750. The value of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In February 2007 The Company amended its Certificate of Incorporation increasing its authorized shares of common stock to issue 150,000,000 shares of common stock with a par value of $.01 per share.

In March 2007, the Company issued 8,925,000 shares of its Common stock in exchange for 25,500 shares of Series B-4 Preferred stock. As of March 31, 2007 there were 25,196,101 shares of common stock issued and outstanding.

NOTE 9- RELATED PARTY NOTES PAYABLE AND TRANSACTIONS

A summary of notes payable to shareholders at March 31, 2007 are as follows:

The Company signed a cooperative Research and Development as well as a Marketing and Manufacturing Facility Turn On Function Contract with RESI on December 20, 2006 and January 30, 2007, respectively. Zoltan Kiss, the Company’s Chairman of the Board, is Chairman and majority shareholder of RESI.

The Company currently has related party trade receivables of $1,465,316 from Terrasolar and $5,437 from RESI as of March 31, 2007. Revenues from Terrasolar were $1,728,482 and $130,028 for the three months ended 2007 and 2006, respectively. Revenues from RESI was $5,257 and $0 for the three months ended 2007 and 2006, respectively.

Services utilized from RESI in connection with production and installation of the Company’s equipment was $79,326 for the three months ended March 31, 2007 (2006: $0).

The Company has a dividend payment obligation of the former shareholders valued at $145,164.

NOTE 10- ECONOMIC DEPENDENCY

During the three months ended March 31, 2007, approximately $1,897,821 or 99% of total revenues were derived from two customers; for the three months ended March 31, 2006, $171,013 or 94% were derived from two customers.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 11 - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at March 31, 2007:

		Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$1.20	625,000	1.96	$1.20	617,500	$1.20
2.00	3,000,000	2.21	2.00	3,000,000	2.00
2.20	3,000,000	3.21	2.20	3,000,000	2.20
3.00	3,000,000	2.21	3.00	3,000,000	3.00
3.30	3,000,000	3.21	3.30	3,000,000	3.30

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2005	-	$-
Granted	12,625,000	2.56
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	12,625,000	2.56
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2007	12,625,000	2.56

Warrants granted during the year ended December 31, 2006 totaling 12,625,000 were issued in connection with debt financing. The warrants are exercisable until from three to five years after the date of issuance at a purchase price of $1.20 per share on 625,000 warrants, $2.00 per share on 3,000,000; $2.20 per share on 3,000,000 warrants; $3.00 per share on 3,000,000 warrants and $3.30 per share on 3,000,000 warrants. No warrants were issued in 2007.

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees and directors of the Company at March 31, 2007:

		Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$2.07	15,625	2.45	$2.07	15,625	$2.07
$2.18	1,875,000	9.58	2.18	1,875,000	2.18

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 11 - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving stock options issued to employees are summarized as follows:

Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2005:	-	$-
Granted	1,890,625	$2.18
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006:	1,890,625	$2.18
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2007:	1,890,625	$2.18

During the year ended December 31, 2006, the Company granted 15,625 stock options to a director with an exercise price of $2.07 expiring three years from issuance. The fair value (determined as described below) of $14,828 was charged to earnings in 2006.

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

(a)The expected option life is based on contractual expiration dates.

During the year ended December 31, 2006, the Company granted 1,875,000 stock options to an officer and employee with an exercise price of $2.18 expiring ten years from issuance. The fair value (determined as described below) of $2,705,400 was charged to earnings in 2006.

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

(a)The expected option life is based on contractual expiration dates.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 11 - STOCK OPTIONS AND WARRANTS (continued)

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company at March 31, 2007:

		Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$1.92	156,250	4.72	$1.92	156,250	$1.92

Transactions involving stock options issued to non-employees are summarized as follows:

Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2005:	-	$-
Granted	156,250	$1.92
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006:	156,250	$1.92
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2007:	156,250	$1.92

During the year ended December 31, 2006, the Company granted 156,250 stock options to non-employee with an exercise price of $1.92 expiring three years from issuance. The fair value (determined as described below) of $111,125 was charged to earnings in 2006.

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

(a)The expected option life is based on contractual expiration dates.

The Company did not issue either employee or non employee options in 2007

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Lease agreement

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. Rental expenses charged to operations for the three months ended March 31, 2007 and 2006 were $48,873 and $14,923, respectively. The 3 year minimum future cash flow for the leases at March 31, 2007 is as follows:

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

The Company’s Act in Hungary prescribes that in the case of obtaining majority interest (over 50%) by a company in other Public Limited Companies by Shares (“PLC”) any of the remaining minority shareholders in a PLC may offer their shares to the new majority owner for acquisition. In the case of offering, the Company is obliged to purchase those shares on market value valid on the date when the majority owner acquired interest. The remaining shareholders of Kraft representing 4.5% indicated their intention to offer their shares for purchase by the Company; the majority shareholder of Kraft. The Company offered the acquisition of 4.5% of Kraft with the same term than provided to any other shareholder in the form of issuing 1,575,000 shares of common stock of the Company. The party did not accept the offer and has requested cash payment. The parties are currently in discussion about the fair market price of 4.5% ownership of Kraft which was valid on June 14, 2006 when the acquisition of majority ownership was acquired. The Company has yet to determine what the final settlement with include.

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

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

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

Product Warranty Obligation

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees. The range for the warranty coverage for the Company’s products is up to 18 to 24 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company’s determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations. Accrued provision for product warranty was $120,000 as of March 31, 2007.

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

NOTE 13 - GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, as of March 31, 2007, the Company incurred accumulated losses of $16,140,908. The Company’s total liabilities exceeded its total assets by $1,308,741 as of March 31, 2007. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 13 - GOING CONCERN (continued)

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

The Company operates in Hungary through its majority owned subsidiary, Kraft Electronikai Zrt. ("Kraft"), a Hungarian corporation.

The Company through its subsidiary is presently engaged in the design, development and construction on behalf of its customers of turnkey manufacturing plants that produce photovoltaic thin film modules. The Company expects the primary use of such photovoltaic thin film modules is to be used by corporations and governments in the development and construction of solar power plants.

Critical Accounting Estimates and Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Accounting policies that management believes to be critical to understanding the results of operations and the effect of the more significant judgments and estimates used in the preparation of the consolidated financial statements are the same as those described in the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2006.

In addition to the critical accounting policies disclosed in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2006, we believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Product Warranty Reserves - We provide our customers with limited rights under a warranty agreement for a period of 18 months with a requirement to start any defective repairs within 7 working dates of notice. Additionally, we provide 6 additional months of service whereby we will repair or replace at our actual cost. In conjunction with our obligation under our warranties, we have charged to our operating expenses an estimated warranty cost upon recognition of the related revenue. Our estimate is management’s of anticipated estimated costs of repair based on historical costs and any known specific product issues. Accrued provision for product warranty was $120,000 as of March 31, 2007. The assumptions we used and our future anticipated warranty costs are reevaluated periodically and are adjusted accordingly. Our determinations are based on estimates. Should product failure rate differ from our estimates, actual costs could vary significantly from our expectations.

Use of Estimates

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities, if any, at the date of the financial statements. The Company analyzes its estimates, including those related to future contingencies and litigation. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Period Ended March 31, 2007 compared to Three Months Period Ended March 31, 2006

Revenues

The following table summarizes our revenues for the three months ended March 31, 2007 and 2006:

Three months ended March 31,	2007	2006
Total Revenues	$1,902,963	$181,487

For the three months ended March 31, 2007, revenues were increased by $1,721,476 as compared to the similar period in 2006. This increase in revenue was due the partial completion of a large related party contract in 2007.

Cost of sales

The following table summarizes our cost of sales for the three months ended March 31, 2007 and 2006:

Three months ended March 31,	2007	2006
Total cost of sales	$1,680,130	$114,054

Our cost of sales for three months ended March 31, 2007 were $1,680,130 or 88.3% of our sales as compared to $114,054, or 62.9% of our sales for the three months ended March 31, 2006. Our cost of sales predominantly consists of the cost of labor, raw materials, and absorbed indirect manufacturing cost.

General, selling and administrative expenses

The following table summarizes our general, selling and administrative expenses for the three months ended March 31, 2007 and 2006:

Three months ended March 31,	2007	2006
Compensation and related costs	$1,380,777	$330,251

For the three months ended March 31, 2007 general, selling and administrative expenses were $1,380,777 as compared to $330,251 for the three months ended March 31, 2006. The increase in general, selling and administrative expenses of $1,050,526 are attributable to the additional staff/consultants (legal, audit), the cost of parent company registered in State of Delaware, which was not included in the three months ended 2006 figures due to reverse merger occurred in June 2006, as well as $240,000 penalty on later registration of shares as compared with $-0- for the three months ended March 31, 2006.

Research and development

The following table summarizes our research and development expenses for the three months ended March 31, 2007 and 2006:

Three months ended March 31,	2007	2006
Research and development expenses	$90,000	$0

Our research and development for year ended March 31, 2007 were $90,000 compared to $0 for the three months ended March 31, 2006. In late 2005, the Company suspended its research and development activity, while it signed a new contract with RESI in middle of December 2006 for a new agreement representing a monthly charge of $30,000.

Depreciation

The following table summarizes our depreciation and amortization for the three months ended March 31, 2007 and 2006:

Three months ended March 31,	2007	2006
Depreciation	$23,084	$5,338

Depreciation has increased by $17,746 in the three months ended March 31, 2007 compared to the same period in 2006. The increase can be attributed to the acquisition of new equipments purchased in late 2006.

Liquidity and Capital Resources

As of March 31, 2007, our cash, cash equivalents and marketable securities were approximately $1,550,048, a decrease of $1,117,435 from the end of fiscal year 2006.

As of March 31, 2007, we had working capital shortage of $225,812. We generated a deficit in cash flow from operations of $895,149 for the three months ended March 31, 2007. This deficit is primarily attributable to our net net loss from operations of $1,994,399, partially reduced by depreciation and amortization of $751,280 and to changes in the balances of current assets and liabilities. Accounts payable, advances and accrued expenses increased by $44,499, and inventory, receivables, prepaid expenses and other current assets increased (net) by $303,471.

Cash flows used in investing activities for the three months ended March 31, 2007 was primarily purchases of property and equipment of $48,983.

Cash flows used in financing activites for the three months ended March 31, 2007 were primarily payments towards related party notes payable and dividend payable reduction..

We met our cash requirements during the period through use of our cash and cash equivalents.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow requirements from operations and development. We have sufficient cash on hand as of March 31, 2007 to meet our working capital needs and requirements for the next twelve (12) months only in the case when the Company is able to collect receivables in 2007 on the projects under completion as of March 31, 2007 from our major customers. We are seeking additional financing, which may take the form of debt, convertible debt or equity, in order to provide the additional working capital and funds for expansion. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The independent auditors report on our December 31, 2006 and 2005 financial statements included in the Company’s Current Report states that the Company's historical losses and the lack of revenues raise substantial doubts about the Company's ability to continue as a going concern, due to the losses incurred and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

The translation of the Company’s subsidiaries forint denominated balance sheets into U.S. dollars, as of March 31, 2007, has been affected by the weakening of the U.S. dollar against the Hungarian forint from 191.57 HUF/USD as of December 31, 2006, to 186.13 HUF/USD as of March 31, 2007, an approximate 3% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the three months ended March 31, 2007 and 2006 were 192.56 and 198.81, respectively.

Effect of Recent Accounting Pronouncements

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

For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has adopted EITF 00-19-2 effective January 1, 2007.

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

Forward-Looking Statements

We may from time to time make written or oral statements that are "forward-looking," including statements contained in this Form 10QSB and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to uncertainties associated with the following:

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

ITEM 3.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer, who is also presently serving as our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Exchange Act) as of the end of the period covered by this report as follows:

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

As a result of comments raised by the Division of Corporate Finance of the Securities and Exchange Commission (the “Commission”), we determined that accounting errors were made in the accounting for and disclosing of the beneficial conversion feature, warrants issued, common shares issued and corresponding debt discount imbedded in a $1,250,000 convertible note payable assumed in connection with the acquisition of the American Global United, Inc. assets and assumption of the liabilities on June 14, 2006. In addition, the Company erroneously accounted for the net liabilities assumed of $ 6,681,891 in connection with the acquisition of American United Global, Inc. as a transaction cost and charged the amount to operations. The Company determined the assumption of the net liabilities was not a cost of operations, but a capital transaction incurred in connection with the recapitalization of the Company and has charged the $ 6,681,891 directly to accumulated deficit.

As a result, we have determined that our disclosure controls were not effective as of the end of the period covered by this report.

We implemented the following remedial measures to address the identified material weaknesses.

•	We reviewed all convertible equity and debt securities to identify any securities that may have embedded beneficial conversion features

•
We have improved the supervision and training of our accounting staff to understand and implement accounting requirements, policies and procedures applicable to the accounting and disclosure of convertible securities.

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

The Company’s Act in Hungary prescribes that in the case of obtaining majority interest (over 50%) by a company in other Public Limited Companies by Shares (“PLC”) any of the remaining minority shareholders in a PLC may offer their shares to the new majority owner for acquisition. In the case of offering, the Company is obliged to purchase those shares on market value valid on the date when the majority owner acquired interest. The remaining shareholders of Kraft representing 4.5% indicated their intention to offer their shares for purchase by the Company; the majority shareholder of Kraft. The Company offered the acquisition of 4.5% of Kraft with the same term than provided to any other shareholder in the form of issuing 1,575,000 shares of common stock of the Company. The party did not accept the offer and has requested cash payment. The parties are currently in discussion about the fair market price of 4.5% ownership of Kraft which was valid on June 14, 2006 when the acquisition of majority ownership was acquired. The Company has yet to determine what the final settlement will be.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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
____________
* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR THIN FILMS, INC.

Date: May 21, 2007	By:	/s/ Csaba Toro
Csaba Toro
Chief Executive Officer and
Principal Financial Officer