Form 10QSB
period 2007-06-30
Solar Thin Films, Inc.
filed 2007-08-20
CIK 859792

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 par value	52,983,601
(Class)	(Outstanding at August 10, 2007)

Transitional Small Business Disclosures Format (Check one): Yes ☐ No ☒

SOLAR THIN FILMS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,836,644
Accounts receivable, net of allowance for doubtful accounts of $-0-	229,249
Accounts receivable, related party	1,510,499
Inventory	638,849
Prepaid expenses	222,645
Advances and other current assets	23,559
Total current assets	4,461,445

Property, plant and equipment, net of accumulated depreciation of $184,947	659,576

Other assets:
Deferred financing costs, net of accumulated amortization of $211,377	396,123
Other assets	9,904
Total other assets	406,027

Total assets	$5,527,048

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,771,804
Advances received from customers	279,161
Deferred revenue	30,000
Note payable-other	1,500,000
Total current liabilities	4,580,965

Convertible notes payable, net of unamortized discount	2,658,165
Dividends payable	147,896
Total long term debt	2,806,061

Commitments and contingencies

Deficiency in Stockholder's Equity
Preferred stock, par value $0.01 per share; 1,200,000 shares authorized; -0- issued and outstanding	-
Series B-1 Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, 228,652 issued and outstanding	2,286
Series B-3 Preferred stock, par value $0.01 per share, 232,500 shares authorized, 47,518 issued and outstanding	475
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 51,408,601 issued and outstanding	514,086
Additional paid in capital	14,928,098
Treasury stock, at cost	(80,000)
Accumulated deficit	(17,555,278)
Minority interest	-
Accumulated other comprehensive income	330,355
Total deficiency in stockholders' equity	(1,839,978)

Total Liabilities and Deficiency in Stockholders' Equity	$5,527,048

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSSES)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		RESTATED		RESTATED
REVENUE:	$1,642,096	$130,698	$3,545,059	$312,185
Cost of revenue	1,267,127	113,961	2,947,257	228,015
Gross profit	374,969	16,737	597,802	84,170

OPERATING EXPENSES:
General, selling and administrative expenses	950,235	192,653	2,331,013	522,904
Research and development	90,000	-	180,000	-
Depreciation	25,006	12,410	48,090	17,748
Total operating expenses	1,065,241	205,063	2,559,103	540,652

LOSS FROM OPERATIONS	(690,272)	(188,326)	(1,961,301)	(456,482)

Other income/(expense)
Foreign exchange (expense) gain:	35,434	(1,264)	30,502	1,568
Unrealized gain (loss) relating to adjustment of warrant liability to fair value	-	1,510,800	-	1,510,800
Interest expense, net	(647,400)	(166,950)	(1,330,205)	(183,549)
Debt acquisition costs	(50,486)	(8,877)	(100,418)	(8,877)
Other income/(expense)	(61,646)	-	(47,347)	13,727

Net income (loss) before provision for income taxes	(1,414,370)	1,145,383	(3,408,769)	877,187

Income taxes	-	-	-	-

NET INCOME (LOSS)	$(1,414,370)	$1,145,383	$(3,408,769)	$877,187

Other comprehensive income (loss)	34,372	(36,566)	60,693	(44,841)

COMPREHENSIVE INCOME (LOSS)	$(1,379,998)	$1,108,817	$(3,348,076)	$832,346

Net income (loss) per common share, basic	($0.03)	$0.07	($0.11)	$0.05

Net income (loss) per common share, diluted	($0.03)	$0.02	($0.11)	$0.02

Weighted average number of shares outstanding, basic	41,921,376	16,035,221	30,498,449	16,035,221

Weighted average number of shares outstanding, diluted	41,921,376	53,985,041	30,498,449	53,985,041

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY OF STOCKHOLDERS' EQUITY
Six months ended June 30, 2007

	Preferred Series B-1		Preferred Series B-3		Preferred Series B-4		Common shares
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2005, as adjusted for Securities Purchase Agreement and reverse stock split	-	-	-	-	-	-	16,035,222	$240,400
Shares issued to Kraft shareholders in exchange for 95.5% of issued and outstanding Kraft shares in connection with Securities Purchase Agreement on June 14, 2006	-	-	-	-	95,500	955	-	-
Reclassification of Kraft equity with Share Exchange Agreement Transfer	-	-	-	-	-	-	-	(240,400)
Effect of merger with Solar Thin Films, Inc. (formerly American Global United) and assumption of liabilities on June 14, 2006	228,652	2,286	47,518	475	-	-	-	160,352
Minority interest	-	-	-	-	-	-	-	-
Common stock issued in September 2006 for services rendered at $2.00 per share	-	-	-	-	-	-	234,375	2,344
Fair value of 1,890,625 options issued an officer and director	-	-	-	-	-	-	-	-
Fair value of 156,250 options issued to a consultant for services rendered	-	-	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-
Net Income at December 31, 2006	-	-	-	-	-	-	-	-
Balance at December 31, 2006	228,652	2,286	47,518	475	95,500	955	16,269,597	162,696
Fractional shares issued upon 1.6 to 1 reverse split on February 9, 2007	-	-	-	-	-	-	1,504	15
Settlement of minority interest	-	-	-	-	-	-	-	-
Effect of adoption of EITF 00-19-2 change in accounting principle (Note 1)	-	-	-	-	-	-	-	-
Issuance of 33,425,000 shares of common stock for conversion of 95,500 Preferred B-4 shares	-	-	-	-	(95,500)	(955)	33,425,000	334,250
Issuance of 1,312,500 shares of common stock in exchange for convertible notes payable	-	-	-	-	-	-	1,312,500	13,125
Common stock issued in June 2007 for services rendered at $0.48 per share	-	-	-	-	-	-	400,000	4,000
Fair value of warrants issued in conjunction with settlement of convertible debt	-	-	-	-	-	-	-	-
Fair value of vested portion of 3,000,000 options issued to an officer	-	-	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-
Net loss at June 30, 2007	-	-	-	-	-	-	-	-
	228,652	$2,286	47,518	$475	-	$-	51,408,601	$514,086

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY OF STOCKHOLDERS' EQUITY
Six months ended June 30, 2007

	Additional			Other		Total
	Paid in	Treasury	Minority	Comprehensive	Accumulated	Stockholders'
	Capital	Stock	Interest	Income	Deficit	Deficiency
Balance at December 31, 2005, as adjusted for Securities Purchase Agreement and reverse stock split	253,781	-	-	31,997	(966,983)	(440,805)
Shares issued to Kraft shareholders in exchange for 95.5% of issued and outstanding Kraft shares in connection with Securities Purchase Agreement on June 14, 2006	(955)	-	-	-	-	-
Reclassification of Kraft equity with Share Exchange Agreement Transfer	240,400	-	-	-	-	-
Effect of merger with Solar Thin Films, Inc. (formerly American Global United) and assumption of liabilities on June 14, 2006	(163,113)	(80,000)	-	-	(6,681,891)	(6,761,891)
Minority interest	-	-	(43,916)	-	-	(43,916)
Common stock issued in September 2006 for services rendered at $2.00 per share	466,406	-	-	-	-	468,750
Fair value of 1,890,625 options issued an officer and director	2,720,228	-	-	-	-	2,720,228
Fair value of 156,250 options issued to a consultant for services rendered	111,125	-	-	-	-	111,125
Foreign currency translation gain	-	-	-	237,665	-	237,665
Net Income at December 31, 2006	-	-	-	-	2,858,765	2,858,765
Balance at December 31, 2006	3,627,872	(80,000)	(43,916)	269,662	(4,790,109)	(850,079)
Fractional shares issued upon 1.6 to 1 reverse split on February 9, 2007	(15)	-	-	-	-	-
Settlement of minority interest	-	-	43,916	-	-	43,916
Effect of adoption of EITF 00-19-2 change in accounting principle (Note 1)	10,821,900	-	-	-	(9,356,400)	1,465,500
Issuance of 33,425,000 shares of common stock for conversion of 95,500 Preferred B-4 shares	(333,295)	-	-	-	-	-
Issuance of 1,312,500 shares of common stock in exchange for convertible notes payable	511,875	-	-	-	-	525,000
Common stock issued in June 2007 for services rendered at $0.48 per share	188,000	-	-	-	-	192,000
Fair value of warrants issued in conjunction with settlement of convertible debt	61,767	-	-	-	-	61,767
Fair value of vested portion of 3,000,000 options issued to an officer	49,994	-	-	-	-	49,994
Foreign currency translation gain	-	-	-	60,693	-	60,693
Net loss at June 30, 2007	-	-	-	-	(3,408,769)	(3,408,769)
	$14,928,098	$(80,000)	$-	$330,355	$(17,555,278)	$(1,859,978)

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	The six months ended June 30
	2007	2006
		RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(3,408,769)	$877,187
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	48,090	17,748
Amortization of deferred financing costs	100,418	8,877
Amortization of debt discounts	1,287,117	122,464
Unrealized gain on change in fair value of warrant liabilities	-	(1,510,800)
Fair value of warrants issued in conjunction with settlement of debenture	61,767	-
Fair value of vested options issued to officer	49,993	-
Loss on disposal of fixed assets	-	23,366
Common stock issued in exchange for services rendered	192,000	-
(Increase) decrease in:
Accounts receivable	105,768	1,380
Accounts receivable, related party	(630,369)	-
Inventory	872,390	(343,900)
Prepaid expenses	433,072	(176,346)
Advances and other current assets	16,407	3,443
Other assets	44,036	(7,803)
Increase (decrease) in:
Accounts payable and accrued liabilities	212,138	267,363
Advances received from customers	(30,351)	474,167
Other current liabilities	30,000	(2,545)
Net cash used in operations	(616,293)	(245,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in connection with merger with American United Global	-	5,258,503
Acquisition of property, plant and equipment	(78,349)	(347,078)
Net cash provided by (used in) investing activities:	(78,349)	4,911,425

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided by notes payable, other-net	-	979,948
Payment of accrued dividend payable	(39,418)	-
Proceeds from notes payable	-	-
Cash used in notes payable, related party	(157,472)	(433)
Net cash provided by (used in) financing activities:	(196,890)	979,515

Effect of currency rate change on cash	60,693	(44,841)

Net increase in cash and cash equivalents	(830,839)	5,600,700
Cash and cash equivalents at beginning of period	2,667,483	33,081
Cash and cash equivalents at end of period	$1,836,644	$5,633,781

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,502	-
Cash paid during the period for taxes	-	-

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Nonetheless, the results from operations for the three and six months period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10KSB as filed with the SEC on April 17, 2007.

Business and Basis of Presentation

The Company is incorporated under the laws of the State of Delaware, and is in the business of designing, manufacturing and marketing Solar Panel equipment on a world wide basis.

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries, Superior Ventures Corp. and Kraft Elektronikai Zrt. (“Kraft”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Effective with the Agreement, 95.5% of previously outstanding shares of its common stock owned by the Kraft’s shareholders were exchanged for an aggregate of 95,500 shares of the Company’s newly issued Series B-4 Preferred Stock (the “Series B-4 Preferred”). Pursuant to the Certificate of Designation of the Series B-4 Preferred, each share of Series B-4 Preferred is automatically convertible into 350 shares of common stock or an aggregate of 33,425,000 shares of the Company’s common stock. As of June 30, 2007 the Series B-4 Preferred shares have been converted to 33,425,000 shares of the Company’s common stock (See Note 8). The value of the stock that was issued was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of Kraft, prior to the merger with American United Global.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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
JUNE 30, 2007

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

On January 1, 2007, the Company adopted the provisions of FSP EITF 00-19-2 to account for the registration payment arrangement associated with our June 2006 financing (see note 7). On February 13, 2007 the Company became effective with their SB-2 and as such management determined that it was not probable that we would have any additional payment obligations under the June 2006 Registration Payment Arrangement; therefore, additional accrual for contingent obligation is required under the provisions of FSP EITF 00-19-2. Accordingly, the warrant liability account was eliminated and the comparative condensed consolidated financial statements of prior periods and as of December 31, 2006 have been adjusted to apply the new method retrospectively. The following financial statement line items for the three and six months ended June 30, 2007 and 2006 were affected by the change in accounting principle:

Consolidated Statements of Operations

	As Computed	As Reported
	under	under FSP	Effect of
	EITF 00-19	EITF 00-19-2	Change
Three Months Ended June 30, 2007
Loss from operations	$(690,272)	$(690,272)	$—
Other income (loss)	(724,098)	(724,098)	—
Gain on fair value of warrants	1,140,900	—	(1,140,900)
Net loss	(273,770)	(1,414,370)	(1,140,900)
Net loss per share	$(0.01)	$(0.03)	$(0.02)

	As Originally		Effect of
	Reported	As Adjusted	Change
Three Months Ended June 30, 2006
Loss from operations	$(188,326)	$(188,326)	$—
Other income (loss)	(177,091)	(177,091)	—
Gain on fair value warrants	1,510,800	—	(1,510,800)
Net income (loss)	1,145,383	(365,417)	(1,510,800)
Net income (loss) per share	$0.07	$(0.03)	$(0.10)

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	As Computed	As Reported
	under	under FSP	Effect of
	EITF 00-19	EITF 00-19-2	Change
Six Months Ended June 30, 2007
Loss from operations	$(1,961,301)	$(1,961,301)	$—
Other income (loss)	(1,447,468)	(1,447,468)	—
Loss on fair value of warrants	(131,400)	—	131,400
Net loss	(3,540,169)	(3,408,769)	131,400
Net loss per share	$(0.12)	$(0.11)	$0.01

	As Originally		Effect of
	Reported	As Adjusted	Change
Six Months Ended June 30, 2006
Loss from operations	$(456,482)	$(456,482)	$—
Other income (loss)	(177,131)	(177,131)	—
Gain on fair value warrants	1,510,800	—	(1,510,800)
Net income (loss)	877,187	(633,613)	(1,510,800)
Net income (loss) per share	$0.06	$(0.05)	$(0.11)

Consolidated Balance Sheet

	As Computed	As Reported
	under	under FSP	Effect of
	EITF 00-19	EITF 00-19-2	Change
June 30, 2007
Warrant liability	$1,596,900	$—	$(1,596,900)
Total liabilities	7,387,026	8,983,926	(1,596,900)
Additional paid-in capital	4,106,198	14,928,098	10,821,900
Deficit	(8,198,878)	(17,555,278)	(9,356,400)
Total stockholders’ equity	(3,456,878)	(1,859,978)	1,596,900

Consolidated Statements of Cash Flows

	As Computed	As Reported
	under	under FSP	Effect of
	EITF 00-19	EITF 00-19-2	Change
Six Months ended June 30, 2007
Net loss	$(3,540,169)	$(3,408,769)	$(131,400)
Loss on value of warrant liability	(131,400)	—	131,400

	As Originally		Effect of
	Reported	As Adjusted	Change
Six Months ended June 30, 2006
Net income (loss)	$877,187	$(633,613)	$(1,510,800)
Loss on value of warrant liability	(1,510,800)	—	1,510,800

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of June 30, 2007 are $309,161. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant.

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

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the company. There were no bill and hold transactions at June 30, 2007 and 2006.

Percentage-of-Completion Accounting: in accordance with the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." („SOP 81-1”), sales - derived from long-term fixed-priced contracts to design, develop and construct of complete or just part of turnkey manufacturing plants that produce photovoltaic thin film modules in accordance with customer specifications - are recorded using the percentage of completion method as the compounds are delivered (under the units of delivery method). The contract costs related to delivered compounds are recorded to cost of revenue as the compounds are delivered and revenue is recognized.

Almost 100% of the consolidated revenue for the six months ended June 30, 2007 was generated from the two of our customers as follows:

	Revenue Generated	As a %
Company ‘A’:	$2,746,579	77.48
Company ‘B’:	793,223	22.52
Other companies	5,257	0.00
Total revenue:	$3,545,059	100.00

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Product Warranty costs

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

The Company has accrued a warranty liability of $0 and $120,000 (2006: $0 and $0) for the three and six months ended June 30, 2007 and 2006, respectively.

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

Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures of $90,000 and $180,000 (2006: $0 and $0) on research and product development for the three and six months ended June 30, 2007 and 2006, respectively.

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

Effective for the year ended December 31, 2006, the Company has adopted SFAS 123 (R) which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the year ended December 31, 2006, the Company granted 1,875,000 stock options to Csaba Toro, an officer of the Company with an exercise price of $2.18 per share expiring ten years from the date of issuance. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 49.48%; risk free interest rate: 4.61%. The fair value of $2,705,400 was recorded as a charge to earnings in 2006. In May 2007, Csaba Toro resigned as officer and his options were expired unexercised (Note 11).

For the year ended December 31, 2006, the Company granted 15,625 stock options to Michael Metter, a director of the Company with an exercise price of $2.06 per share expiring three years from the date of issuance. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 63.22%; risk free interest rate: 4.80%. The fair value of $14,828 was recorded as a charge to earnings in 2006.

For the six months ended June 30, 2007, the Company granted 3,000,000 stock options to Peter Lewis, an officer of the Company with an exercise price of $0.533 per share vesting over two years and expiring ten years from the date of issuance. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 82.53%; risk free interest rate: 5.14%. The fair value of the vested portion of $49,993 was charged to earnings for the six months ended June 30, 2007.

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

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net income (loss) per share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the three and six months ended June 30, 2007, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net income used in computing basic net income per share	$1,145,383	$877,187
Impact of assumed assumptions:
Amortization of debt discount (interest expense) on convertible debentures	122,464	122,464
Impact of equity classified as liability:
Gain on warrant liability marked to fair value	(1,510,800)	(1,510,800)
Net Income (loss) in computing diluted net income (loss) per share:	$(242,953)	$(511,149)

The weighted average shares outstanding used in the basic net income per share computations for the three and six months ended June 30, 2006 was 16,035,221. In determining the number of shares used in computing diluted loss per share, the Company added approximately 37,949,820 potentially dilutive securities for the three and six months ended June 30, 2006. The potentially dilutive securities added were mostly attributable to the warrants, options and convertible debentures outstanding. As a result, the diluted loss per share for the three and six months ended June 30, 2006 was $0.02 and $0.03, respectively.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss from operations of $1,961,301 for the six months ended June 30, 2007. The Company's liabilities exceeded its assets by $1,859,978 as of June 30, 2007.

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

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of June 30, 2007 consist of the following.

2007
Raw Materials	$104,390
Work in Progress	136,711
Finished goods	397,748
$638,849

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at June 30, 2007 consist of the following:

2007
Land and buildings	226,886
Furniture and fixture	84,016
Machinery, plant and equipment	533,621
Total	844,523

Accumulated depreciation	184,947
Property and equipment	$659,576

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

Depreciation and amortization expense was $25,006 and $48,090 (2006: $12,410 and $17,748) for the three and six months June 30, 2007 and 2006, respectively.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2007 were as follows:

2007
Accounts payable	$112,751
Other accrued expenses including penalty in the amount of $720,000 in connection with liquidating change (See Note 7)	1,073,853
Accrued interest	1,585,200
$2,771,804

NOTE 5 - NOTES PAYABLE OTHER

A summary of notes payable other at June 30, 2007 consists of the following:

2007
Demand note payable: interest payable at 10.0 % per annum; in default and unsecured	$1,500,000
$1,500,000

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 6- DIVIDENDS PAYABLE

In 2000 and 2001, the Company declared a dividend to its shareholders. However based on the Company’s limited financial resources it has been unable to pay it. The shareholders have conceded the deferment of this dividend until the company financially can afford paying it. At June 30, 2007 the outstanding balance was $147,896.

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES

A summary of convertible notes payable at June 30, 2007 are as follows:
2007
Convertible notes payable (“March 2006”) non- interest bearing ; secured and due March 2009	1,250,000
Debt Discount, net of accumulated amortization of $570,494	(679,506)
Net	570,494
Convertible notes payable (“June 2006”), non- interest bearing; secured and due June 2009; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a rate of $1.00 per share (Note 8).	6,000,000
Debt Discount, net of accumulated amortization of $2,087,671	(3,912,329)
Net	2,087,671
Total	2,658,165
Less Current Maturities	(-)
Net	$2,658,165

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

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The Company granted the September 2005 Investors a security interest in all of our assets as well as registration rights. We are required to file a registration statement registering the shares of common stock issuable upon conversion of the September 2005 Notes and the September 2005 Shares on the earlier of (i) 30 days from acquiring Kraft or (ii) 90 days from closing, and we are required to have such registration statement declared effective within 135 days from closing. Further, Robert Rubin, a director of the Company, has personally guaranteed payment of the September 2005 Notes.

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

In June 2007, the September 2005 investors converted the notes into the Company’s common stock at a conversion price equal of $0.40 (Note 8) (the “Floor Price”). As an inducement to convert, the Company granted to the noteholders 333,334 warrants with a right to purchase the Company’s common stock at $1.00 three years from the date of issuance. The warrants were valued using the “Black-Scholes” option pricing method with the following assumptions: dividend yield: $-0-; volatility: 82.53%; risk free rate: 4.98%. The fair value of the warrants of $61,767 was charged to current period operations.

The Company amortized the Convertible Notes’ debt discount and recorded non-cash interest expense of $0 and $76,102 during the three and six months ended June 30, 2007.

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
JUNE 30, 2007

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

The Company amortized the Convertible Notes’ debt discount and recorded non-cash interest expense of $110,223 and $219,235 during the three and six months ended June 30, 2007, respectively.

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
JUNE 30, 2007

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The warrants and warrant agreement provide for certain anti-dilution rights through December 31, 2007 in the event of a reverse stock split.

The Series B Warrants and the Series D Warrants are exercisable only following the exercise of the Series A Warrants and the Series C Warrants, respectively, on a share by share basis.

The June 2006 Notes are interest free and mature in June 2009 and are convertible into the Company’s common stock, at the June 2006 Investors’ option, at a conversion price equal to $1.00 per share (Note 8). The holders of the June 2006 notes have the option, on the 18 month anniversary of the June 2006 notes, to require the Company to redeem up to all of the conversion amount of the June 2006 notes. The Company granted the June 2006 Investors a first priority security interest in all of its assets subject only to the secured convertible notes in the amount of $525,000 previously issued in September 2005. In addition, the Company pledged one hundred percent (100%) of the shares held its majority owned subsidiary, Kraft as collateral to the June 2006 Investors.

The Company granted the June 2006 Investors registration rights with respect to the June 2006 Shares, and the shares of common stock underlying the June 2006 Notes, Series A Warrants, Series B Warrants, the Series C Warrants and Series D Warrants. The Company was required to file a registration statement within 30 days from closing and have such registration statement declared effective within 90 days from closing if the registration statement is not reviewed or, in the event that the registration statement is reviewed, within 120 days from closing. If the Company failed to have the registration statement filed or declared effective by the required dates, it will be obligated to pay a liquidated damages equal to 2% of the aggregate financing to each investor upon any such registration failure and for each thirty days that such registration failure continues in cash.

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

The Company amortized the Convertible Notes’ debt discount and recorded a non-cash interest expense of $498,630 and $991,780 for the three and six months ended June 30, 2007, respectively.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

NOTE 8- CAPITAL STOCK

Preferred Stock

The Company has authorized 1,200,000 shares of 12.5% cumulative preferred stock, with a par value of $.01 per share. The preferred stock is entitled to preference upon liquidation of $0.63 (see below) per share for any unconverted shares. There are no preferred shares outstanding as of June 30, 2007 except as noted below.

The Board of Directors has designated 1,000,000 shares of its preferred stock as Series B-1 Preferred Stock (“B-1 Preferred”). Each share of Series B-1 Preferred stock is entitled to preference upon liquidation of $2.19 (See below) per share for any unconverted shares. Each shares of the Series B-1 Preferred Stock shall be entitled to one (1) vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Seventeen (17) (See below) Series B-1 Preferred shares may be converted to one (1) share of the Company’s common stock. As of June 30, 2007, there were 228,652 shares of Series B-1 Preferred issued and outstanding.

The Board of Directors has designated 232,500 shares of its preferred stock as Series B-3 Preferred Stock (“B-3 Preferred”). Each share of the Series B-3 Preferred Stock shall be entitled to thirty two (32) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Each Series B-3 Preferred share may be converted to thirty two (32) shares of the Company’s common stock. As of June 30, 2007, there were 47,518 shares of Series B-3 Preferred issued and outstanding.

In June, 2006 the Board of Directors designated 1,000,000 shares of its preferred stock as Series B-4 Preferred Stock (“B-4 Preferred”).  Upon the filing of an amendment which increased the number of authorized common shares such that three was an adequate amount of authorized common stock per issuance upon conversion of the Series B-4 Preferred, the Series B-4 shares automatically converted to shares of the Company's common stock at a rate of three hundred fifty (350) common shares for each share of Series B-4 Preferred. In the six months ended June 30, 2007, 95,500 shares of Series B-4 Preferred stock were converted into 33,425,000 shares of the Company’s common stock. As of June 30, 2007, there were no shares of Series B-4 Preferred issued and outstanding.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

In April 2007, the Company issued 18,200,000 shares of its Common stock in exchange for 52,000 shares of Series B-4 Preferred stock.

In June 2007, the Company issued 6,300,000 shares of its Common stock in exchange for 18,000 shares of Series B-4 Preferred stock.

In June 2007, the Company issued 400,000 shares of its Common stock for services valued at $192,000. The value of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In June 2007, the Company issued 1,312,500 shares of its Common stock in exchange for convertible debentures of $525,000.

As of June 30, 2007, there were 51,408,601 shares of common stock issued and outstanding.

NOTE 9- RELATED PARTY NOTES PAYABLE AND TRANSACTIONS

The main strategic partner of the Company in the sale of turnkey thin-film photovoltaic module manufacturing facilities is presently Renewable Energy Solutions, Inc. (“RESI”). Historically, the Company has also partnered with Terra Solar Global, Inc. (“Terra Solar”). Terra Solar, Inc. (“TSI”) owns approximately 49% of the outstanding securities of Terra Solar. Zoltan Kiss, a director and shareholder of the Company, is a shareholder of TSI. Zoltan Kiss, a director and shareholder of the Company, is also the Chairman and majority owner of RESI. Over the past two years, the Company has been supplying equipment for a large turnkey project with Blue Star Terra Corporation in China through its strategic partners - RESI and Terra Solar. The Blue Star contract was originally held by Terra Solar and in April 2007 RESI assumed right and obligations under the contract from Terra Solar. Revenues under the contract were $2,751,836 and $293,000 for the six months ended June 30, 2007 and 2006 respectively. The Company currently has related party trade receivables of $1,510,499 from RESI as of June 30, 2007, primarily from the Blue Star Contract. While the Company’s liability is contractually limited to the delivery of equipment and not to turnkey manufacturing performance, there is some risk of non-payment until the facility has successfully passed an acceptance test, a RESI liability.

The company signed a cooperative Research and Development Contract, and a Marketing and Manufacturing Facility Turn On Function Contract with RESI on December 20, 2006 and January 30, 2007, respectively. Zoltan Kiss, the Company’s Chairman of the Board, is Chairman and majority shareholder of RESI. Payments made to RESI under the Research and Development Contract for the six months ended June 30, 2007 amounted to $180,000 or $30,000 per month. The Company has made payments against this contract through the end of 2007 resulting as of June 30, 2007 in pre-payments of $180,000 against this contract. No payments have been made to RESI under the Marketing and Manufacturing Facility Turn On Function Contract for the six months ended June 30, 2007.

In addition, the Company entered into a contract with RESI as of June 2007 whereby the Company’s CEO, Peter Lewis, provides certain marketing and management services to RESI. Payments made to the Company under this contract for the six months ended June 30, 2007 amounted to $5,000 or $5,000 per month. The Company has received payments against this contract for the provision of such services through the end of 2007 resulting as of June 30, 2007 in pre-payments of $30,000 against this contract. The services are primarily related to the structuring and sale of module manufacturing joint ventures an activity which management expects will result in equipment sales revenue for the Company.

Services utilized from RESI in connection with production and installation of the Company’s equipment was $99,329 and $0 for the six months ended June 30, 2007 and 2006, respectively.

The Company has a dividend payment obligation of the former shareholders valued at $147,896.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 10- ECONOMIC DEPENDENCY

During the six months ended June 30, 2007, approximately $3,539,802 or almost 100% of total revenues were derived from two customers; for the six months ended June 30, 2006, $293,000 or 94% were derived from two customers.

NOTE 11 - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at June 30, 2007:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.00	333,334	2.97	$1.00	333,334	$1.00
1.20	625,000	1.71	1.20	625,000	1.20
2.00	3,000,000	1.96	2.00	3,000,000	2.00
2.20	3,000,000	2.96	2.20	3,000,000	2.20
3.00	3,000,000	1.96	3.00	3,000,000	3.00
3.30	3,000,000	2.96	3.30	3,000,000	3.30

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2005	-	$-
Granted	12,625,000	2.56
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	12,625,000	2.56
Granted	333,334	1.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2007	12,958,334	2.52

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

Warrants granted during the six months ended June 30, 2007 totally 333,334 were issued in connection with the conversion of debentures. The warrants are exercisable until three years after the date of issuance at a purchase price of $1.00. The warrants were valued using the “Black-Scholes” option pricing method with the following assumptions: dividend yield: $-0-; volatility: 82.53%; risk free rate: 4.98%. The fair value of the warrants of $61,767 was charged to current period operations.

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees and directors of the Company at June 30, 2007:

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 11 - STOCK OPTIONS AND WARRANTS (continued)

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.533	3,000,000	9.97	$0.533	125,000	$0.533
$2.07	15,625	2.20	$2.07	15,625	$2.07

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2005:	-	$-
Granted	1,890,625	$2.18
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006:	1,890,625	$2.18
Granted	3,000,000	$0.533
Exercised	-	-
Canceled or expired	(1,875,000)	(2.18)
Outstanding at June 30, 2007:	3,015,625	$0.55

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

During the year ended December 31, 2006, the Company granted 1,875,000 stock options to an officer and employee with an exercise price of $2.18 expiring ten years from issuance. The fair value (determined as described below) of $2,705,400 was charged to earnings in 2006. In June 2007, the officer has resigned and his options expired unexercised.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 11 - STOCK OPTIONS AND WARRANTS (continued)

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

During the six months ended June 30, 2007, the Company granted 3,000,000 stock options to an officer and employee with an exercise price of $0.533 expiring ten years from issuance and vesting on a pro rata basis over two years. The fair value of the vested portion (determined as described below) of $49,993 was charged to current period earnings.

The weighted-average fair value of stock options granted to an officer and employee during the six months ended June 30, 2007 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	5.14%
Expected stock price volatility	82.53%
Expected dividend payout	-
Expected option life-years (a)	10

(a)The expected option life is based on contractual expiration dates.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company at June 30, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.92	156,250	4.47	$1.92	156,250	$1.92

Transactions involving stock options issued to non-employees are summarized as follows:

Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2005:	-	$-
Granted	156,250	$1.92
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006:	156,250	$1.92
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2007:	156,250	$1.92

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 11 - STOCK OPTIONS AND WARRANTS (continued)

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

The Company did not issue non employee options in 2007

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Lease agreement

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. The 3 year minimum future cash flow for the leases at June 30, 2007 is as follows:

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

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

The Company's Act in Hungary prescribes that in the case of obtaining majority interest (over 50%) by a Company in other Public Limited Companies by shares ("PLC") any of the remaining shareholders in a PLC may offer their shares to the new majority owner for acquisition. In the case of the offering, the Company is obligated to purchase those shares on market value valid on the date when the majority owner acquired interest. Commencing in March 2006 through June 2006, the Company entered into securities purchase agreement with shareholders of Kraft that that together owned 95.5% of Kraft. The remaining shareholders of Kraft representing 4.5% requested cash payment. As of June 30, 2007, the partners were in discussion about the fair market price of the 4.5% interest. On August 3, 2007, the Company entered into a share purchase agreement whereby the Company acquired the remaining 4.5% interest in Kraft. In connection with the share purchase agreement, the remaining shareholders of Kraft released all planned and enforced claims against the Company under the Company's Act in Hungary.

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

Product Warranty Obligation

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees. The range for the warranty coverage for the Company’s products is up to 18 to 24 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company’s determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations. Accrued provision for product warranty was $120,000 as of June 30, 2007.

Employment and Consulting Agreements

The Company has consulting agreements with its key officers. In addition to compensation and benefit provisions, the agreements include non-disclosure and confidentiality provisions for the protection of the Company's proprietary information.

In connection with the merger with Kraft, the Company entered into consulting agreements with its Chairman of the Board of Directors and a director pursuant to which each will receive annual compensation of $160,000 per annum and major medical benefits in consideration for services performed on behalf of the Company. Each of these agreements is for a term of three years. Through June 2007, an aggregate of $197,250 has been paid to Robert Rubin and Zoltan Kiss, exclusive of major medical benefits. In the case of Robert Rubin, the amounts paid for consulting services were grossed up to cover applicable taxes. Zoltan Kiss has elected not to participate in the Company's major medical plan.

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from the inception and renewable automatically from year to year unless either the company or consultant terminates such engagement by written notice.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 13 - GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, as of June 30, 2007, the Company incurred accumulated losses of $17,555,278. The Company’s total liabilities exceeded its total assets by $1,839,978 as of June 30, 2007. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 14 - RESTATEMENT OF FINANCIAL STATEMENTS

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

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 14 - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

•	Decrease the Company’s reported transaction cost associated with the acquisition for the period ended June 30, 2006 by $ 1,174,631 from $ 7,856,522 to $6,681,891.

•	Decease in Company’s reported change in fair value of warrants by $14,758 from $1,525,558 to $1,510,800

•	Increase the amount charged to interest in connection with the amortization of the debt discount for the period ended June 30, 2006 by $10,808 from $111,656 to $122,464.

Following are reconciliations of the Company’s restatement of the Condensed Consolidated Statement of Operations for the periods ended June 30, 2006.

NOTE 14 - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	(As Restated)	(As Reported)	(As Restated)	(As Reported)
Revenue	$130,698	$130,698	$312,185	$312,185
Cost of revenue	(113,961)	(113,961)	(228,015)	(228,015)
Gross Profit	16,737	16,737	84,170	84,170
Operating Expenses:
Selling, General & Administrative	192,653	192,653	522,904	522,904
Organization costs in connection with merger	-	7,856,522	-	7,856,522
Depreciation and Amortization	12,410	12,410	17,748	17,748
Total Operating expenses	205,063	8,061,585	540,652	8,397,174
Loss from Operations	(188,326)	(8,044,848)	(456,482)	(8,313,004)
Foreign exchange (expense)/ gain	(1,264)	(1,264)	1,568	1,568
Unrealized gain (loss) relating to adjustment of warranty liability to fair value	1,510,800	1,525,558	1,510,800	1,525,558
Interest Expense, net	(166,950)	(156,142)	(183,549)	(172,741)
Debt acquisition costs	(8,877)	(8,877)	(8,877)	(8,877)
Other income (expense)	-	-	13,727	13,727
Income Taxes Provision	-	-	-	-
Net Income (Loss)	$1,145,383	$(6,685,573)	$877,187	$(6,953,769)
Earnings per common share (basic)	0.07	(0.42)	0.05	(0.43)
Earnings per common share (assuming fully diluted)	0.00		(0.01)

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 14 - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

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

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 14 - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

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

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 14 - SUBSEQUENT EVENT

On August 3, 2007, the Company acquired the remaining 4.5% outstanding shares of Kraft in exchange for 1,575,000 shares of the Company’s common stock, therefore Kraft became the wholly owned subsidiary of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company operates in Hungary through its majority owned subsidiary, Kraft Elektronikai Zrt (“Kraft”), a Hungarian corporation.

The Company through its subsidiary is presently engaged in the design, development and construction on behalf of its customers of  both photovoltaic manufacturing equipment and through its strategic partners turnkey manufacturing plants that produce photovoltaic thin film modules. The Company expects the primary use of such photovoltaic thin film modules is to be used by corporations and governments in the development and construction of solar power plants.

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

Product Warranty Reserves - We provide our customers with limited rights under a warranty agreement for a period of 18 months with a requirement to start any defective repairs within 7 working dates of notice. Additionally, we provide 6 additional months of service whereby we will repair or replace at our actual cost. In conjunction with our obligation under our warranties, we have charged to our operating expenses an estimated warranty cost upon recognition of the related revenue. Our estimate is management’s of anticipated estimated costs of repair based on historical costs and any known specific product issues. Accrued provision for product warranty was $120,000 as of June 30, 2007. The assumptions we used and our future anticipated warranty costs are reevaluated periodically and are adjusted accordingly. Our determinations are based on estimates. Should product failure rate differ from our estimates, actual costs could vary significantly from our expectations.

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

Results of Operations

Three Months Period Ended June 30, 2007 compared to Three Months Period Ended June 30, 2006

Revenue

The following table summarizes our revenues for the three months ended June 30, 2007 and 2006:

Three months ended June 30,	2007	2006
Total Revenue	$1,642,096	$130,698

For the three months ended June 30, 2007, revenue were increased by $1,511,398 as compared to the similar period in 2006. This increase in revenue was due the partial completion of a large related party contract in 2007.

Cost of revenue

The following table summarizes our cost of revenue for the three months ended June 30, 2007 and 2006:

Three months ended June 30,	2007	2006
Total cost of revenue	$1,267,127	$113,961

Our cost of revenue for three months ended June 30, 2007 were $1,267,127 or 77.2% of our sales as compared to $113,961, or 87.2% of our sales for the three months ended June 30, 2006. Our cost of revenue predominantly consists of the cost of labor, raw materials and absorbed indirect manufacturing cost.

General, selling and administrative expenses

The following table summarizes our general, selling and administrative expenses for the three months ended June 30, 2007 and 2006:

Three months ended June 30,	2007	2006
Compensation and related costs	$950,235	$192,653

For the three months ended June 30, 2007 general, selling and administrative expenses were $950,235 as compared to $192,653 for the three months ended June 30, 2006. The increase in general, selling and administrative expenses of $757,582 are attributable to the additional staff/consultants (legal, audit), the cost of parent company registered in State of Delaware, which was not included in the three months ended 2006 figures due to reverse merger occurred in June 2006.

Research and development

The following table summarizes our research and development expenses for the three months ended June 30, 2007 and 2006:

Three months ended June 30,	2007	2006
Research and development expenses	$90,000	$0

Our research and development for three months ended June 30, 2007 were $90,000 compared to $0 for the three months ended June 30, 2006. In late 2005, the Company suspended its research and development activity, while it signed a new contract with RESI in middle of December 2006 for a new agreement representing a monthly charge of $30,000.

Depreciation

The following table summarizes our depreciation and amortization for the three months ended June 30, 2007 and 2006:

Three months ended June 30,	2007	2006
Depreciation	$25,006	$12,410

Depreciation has increased by $12,596 in the three months ended June 30, 2007 compared to the same period in 2006. The increase can be attributed to the acquisition of new equipments purchased in late 2006 and 2007.

Results of Operations

Six Months Period Ended June 30, 2007 compared to Six Months Period Ended June 30, 2006

Revenue

The following table summarizes our revenue for the six months ended June 30, 2007 and 2006:

Six months ended June 30,	2007	2006
Total Revenue	$3,545,059	$312,185

For the six months ended June 30, 2007, revenue were increased by $3,232,874 as compared to the similar period in 2006. This increase in revenue was due the partial completion of a large related party contract in 2007.

Cost of revenue

The following table summarizes our cost of revenue for the six months ended June 30, 2007 and 2006:

Six months ended June 30,	2007	2006
Total cost of revenue	$2,947,257	$228,015

Our cost of revenue for six months ended June 30, 2007 were $2,947,257 or 83.1% of our sales as compared to $228,015, or 73.0% of our sales for the six months ended June 30, 2006. Our cost of revenue predominantly consists of the cost of labor, raw materials, and absorbed indirect manufacturing cost.

General, selling and administrative expenses

The following table summarizes our general, selling and administrative expenses for the six months ended June 30, 2007 and 2006:

Six months ended June 30,	2007	2006
Compensation and related costs	$2,331,013	$522,904

For the six months ended June 30, 2007 general, selling and administrative expenses were $2,331,013 as compared to $522,904 for the six months ended June 30, 2006. The increase in general, selling and administrative expenses of $1,808,109 are attributable to the additional staff/consultants (legal, audit), the cost of parent company registered in State of Delaware, which was not included in the three months ended 2006 figures due to reverse merger occurred in June 2006, as well as $240,000 penalty on later registration of shares as compared with $-0- for the six months ended June 30, 2006.

Research and development

The following table summarizes our research and development expenses for the six months ended June 30, 2007 and 2006:

Six months ended June 30,	2007	2006
Research and development expenses	$180,000	$0

Our research and development for the six months ended June 30, 2007 were $180,000 compared to $0 for the six months ended June 30, 2006. In late 2005, the Company suspended its research and development activity, while it signed a new contract with RESI in middle of December 2006 for a new agreement representing a monthly charge of $30,000.

Depreciation

The following table summarizes our depreciation and amortization for the six months ended June 30, 2007 and 2006:

Six months ended June 30,	2007	2006
Depreciation	$48,090	$17,748

Depreciation has increased by $30,342 in the six months ended June 30, 2007 compared to the same period in 2006. The increase can be attributed to the acquisition of new equipments purchased in late 2006 and 2007.

Liquidity and Capital Resources

As of June 30, 2007, our cash, cash equivalents and marketable securities were $1,836,644, a decrease of $830,839 from the end of fiscal year 2006.

As of June 30, 2007, we had working capital shortage of $119,520. We generated a deficit in cash flow from operations of $616,293 for the six months ended June 30, 2007. This deficit is primarily attributable to our net net loss from operations of $3,408,769, partially reduced by depreciation and amortization of $1,335,207, fair value of warrants, options and common stock issued of $303,760 and to changes in the balances of current assets and liabilities. Accounts payable, advances and accrued expenses increased (net) by $211,787, and inventory, receivables, prepaid expenses and other current assets decreased (net) by $841,304.

Cash flows used in investing activities for the six months ended June 30, 2007 was primarily purchases of property and equipment of $78,349.

Cash flows used in financing activites for the six months ended June 30, 2007 were primarily payments towards related party notes payable and dividend payable reduction..

We met our cash requirements during the period through use of our cash and cash equivalents.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow requirements from operations and development. We have sufficient cash on hand as of June 30, 2007 to meet our working capital needs and requirements for the next twelve (12) months only in the case when the Company is able to collect receivables in 2007 from our major customers. We are seeking additional financing, which may take the form of debt, convertible debt or equity, in order to provide the additional working capital and funds for expansion. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

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

The translation of the Company’s subsidiaries forint denominated balance sheets into U.S. dollars, as of June 30, 2007, has been affected by the weakening of the U.S. dollar against the Hungarian forint from 191.57 HUF/USD as of December 31, 2006, to 182.68 HUF/USD as of June 30, 2007, an approximate 5% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the six months ended June 30, 2007 and 2006 were 188.38 and 212.78, respectively.

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

The Company's Act in Hungary prescribes that in the case of obtaining majority interest (over 50%) by a company in other Public Limited Companies by shares ("PLC") any of the remaining shareholders in a PLC may offer their shares to the new majority owner for acquisition. In the case of the offering, the Company is obligated to purchase those shares on market value valid on the date when the majority owner acquired interest. Commencing in March 2006 through June 2006, the company entered into securities purchase agreement with shareholders of Kraft that that together owned 95.5% of Kraft. The remaining shareholders of Kraft representing 4.5% requested cash payment. As of June 30, 2007, the partners were in discussion about the fair market price of the 4.5% interest. On August 3, 2007, the company entered into a share purchase agreement thereby the company acquired the remaining 4.5% interest in Kraft. In connection with the share purchase agreement, the remaining shareholders of Kraft released all planned and enforced claims against the Company under the Company's Act in Hungary.

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

SOLAR THIN FILMS, INC.

Date: August 20, 2007	By:	/s/ Peter Lewis
Peter Lewis
Chief Executive Officer

SOLAR THIN FILMS, INC.

Date: August 20, 2007	By:	/s/ Robert Rubin
Robert Rubin
Chief Financial Officer
(Principal Financial Officer)