Form 10QSB
period 2007-09-30
Solar Thin Films, Inc.
filed 2007-11-14
CIK 859792

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 par value	56,569,601
(Class)	(Outstanding at November 12, 2007)

Transitional Small Business Disclosures Format (Check one): Yes ☐ No ☒

SOLAR THIN FILMS, INC .
Form 10Q for Quarter Ended September 30, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,224,898
Accounts receivable, net of allowance for doubtful accounts of $-0-	717,269
Accounts receivable, related party	1,197,548
Inventory	512,225
Prepaid expenses	102,462
Advances and other current assets	177,848
Total current assets	3,932,250

Property, plant and equipment, net of accumulated depreciation of $263,780	636,136

Other assets:
Deferred financing costs, net of accumulated amortization of $267,726	339,774
Other assets	8,339
Total other assets	348,113

Total assets	$4,916,499

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,125,961
Advances received from customers	348,561
Deferred revenue	15,000
Note payable-other	1,500,000
Total current liabilities	4,989,522

Convertible notes payable, net of unamortized discount	3,223,601
Dividends payable	152,778
Total long term debt	3,376,379

Commitments and contingencies

Deficiency in Stockholder's Equity
Preferred stock, par value $0.01 per share; 1,200,000 shares authorized; -0- issued and outstanding	-
Series B-1 Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, 228,652 issued and outstanding	2,286
Series B-3 Preferred stock, par value $0.01 per share, 232,500 shares authorized, 47,518 issued and outstanding	475
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 53,099,601 issued and outstanding	530,996
Additional paid in capital	16,361,750
Treasury stock, at cost	(80,000)
Accumulated deficit	(20,643,764)
Accumulated other comprehensive income	378,855
Total deficiency in stockholders' equity	(3,449,402)

Total Liabilities and Deficiency in Stockholders' Equity	$4,916,499

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		RESTATED		RESTATED
REVENUE:	$826,608	$715,546	$4,371,667	$1,027,731
Cost of revenue	733,549	331,874	3,680,806	559,889
Gross profit	93,059	383,672	690,861	467,842

OPERATING EXPENSES:
General, selling and administrative expenses	1,067,908	1,208,542	3,398,921	1,731,446
Research and development	90,000	-	270,000	-
Depreciation	69,406	17,816	117,496	35,564
Total operating expenses	1,227,314	1,226,358	3,786,417	1,767,010

LOSS FROM OPERATIONS	(1,134,255)	(842,686)	(3,095,556)	(1,299,168)

Other income/(expense)
Foreign exchange expense:	(114,299)	(5,185)	(83,797)	(3,617)
Unrealized gain relating to adjustment of warrant liability to fair value	-	4,246,200	-	5,757,000
Interest expense, net	(704,974)	(723,024)	(2,035,179)	(906,573)
Debt acquisition costs	(56,349)	(51,041)	(156,767)	(59,918)
Other income	102,642	5,654	55,295	19,381

Net (loss) income before provision for income taxes	(1,907,235)	2,629,918	(5,316,004)	3,507,105

Income taxes	-	-	-	-

NET (LOSS) INCOME	$(1,907,235)	$2,629,918	$(5,316,004)	$3,507,105

Other comprehensive income (loss)	48,500	8,770	109,193	(36,071)

COMPREHENSIVE (LOSS) INCOME	$(1,858,735)	$2,638,688	$(5,206,811)	$3,471,034

Net (loss) income per common share, basic	($0.04)	$0.16	($0.14)	$0.22

Net (loss) income per common share, diluted	($0.04)	$(0.02)	($0.14)	$(0.03)

Weighted average number of shares outstanding, basic	52,587,231	16,083,625	37,942,288	16,051,533

Weighted average number of shares outstanding, diluted	52,587,231	54,033,804	37,942,288	54,001,712

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
Nine months ended September 30, 2007

	Preferred Series B-1		Preferred Series B-3		Preferred Series B-4		Common shares
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2005, as adjusted for Securities Purchase Agreement and reverse stock split	-	-	-	-	-	-	16,035,222	$240,400
Shares issued to Kraft shareholders in exchange for 95.5% of issued and outstanding Kraft shares in connection with Securities Purchase Agreement on June 14, 2006	-	-	-	-	95,500	955	-	-
Reclassification of Kraft equity with Share Exchange Agreement Transfer	-	-	-	-	-	-	-	(240,400)
Effect of merger with Solar Thin Films, Inc. (formerly American Global United) and assumption of liabilities on June 14, 2006	228,652	2,286	47,518	475	-	-	-	160,352
Minority interest	-	-	-	-	-	-	-	-
Common stock issued in September 2006 for services rendered at $2.00 per share	-	-	-	-	-	-	234,375	2,344
Fair value of 1,890,625 options issued an officer and director	-	-	-	-	-	-	-	-
Fair value of 156,250 options issued to a consultant for services rendered	-	-	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-
Net Income at December 31, 2006	-	-	-	-	-	-	-	-
Balance at December 31, 2006	228,652	2,286	47,518	475	95,500	955	16,269,597	162,696
Fractional shares issued upon 1.6 to 1 reverse split on February 9, 2007	-	-	-	-	-	-	1,504	15
Settlement of minority interest	-	-	-	-	-	-	-	-
Effect of adoption of EITF 00-19-2 change in accounting principle (Note 1)	-	-	-	-	-	-	-	-
Issuance of 33,425,000 shares of common stock for conversion of 95,500 Preferred B-4 shares	-	-	-	-	(95,500)	(955)	33,425,000	334,250
Issuance of 1,312,500 shares of common stock in exchange for convertible notes payable	-	-	-	-	-	-	1,312,500	13,125
Common stock issued in June 2007 for services rendered at $0.48 per share	-	-	-	-	-	-	400,000	4,000
Fair value of warrants issued in conjunction with settlement of convertible debt	-	-	-	-	-	-	-	-
Fair value of vested portion of 3,000,000 options issued to an officer	-	-	-	-	-	-	-	-
Issuance of 1,575,000 shares of common stock to acquire minority interest in subsidiary at $0.75 per share (Note 1)	-	-	-	-	-	-	1,575,000	15,750
Issuance of 116,000 shares of common stock in exchange for convertible notes payable	-	-	-	-	-	-	116,000	1,160
Foreign currency translation gain	-	-	-	-	-	-	-	-
Net loss at September 30, 2007	-	-	-	-	-	-	-	-
	228,652	$2,286	47,518	$475	-	$-	53,099,601	$530,996

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
Nine months ended September 30, 2007

	Additional			Other		Total
	Paid in	Treasury	Minority	Comprehensive	Accumulated	Stockholders'
	Capital	Stock	Interest	Income	Deficit	Deficiency
Balance at December 31, 2005, as adjusted for Securities Purchase Agreement and reverse stock split	253,781	-	-	31,997	(966,983)	(440,805)
Shares issued to Kraft shareholders in exchange for 95.5% of issued and outstanding Kraft shares in connection with Securities Purchase Agreement on June 14, 2006	(955)	-	-	-	-	-
Reclassification of Kraft equity with Share Exchange Agreement Transfer	240,400	-	-	-	-	-
Effect of merger with Solar Thin Films, Inc. (formerly American Global United) and assumption of liabilities on June 14, 2006	(163,113)	(80,000)	-	-	(6,681,891)	(6,761,891)
Minority interest	-	-	(43,916)	-	-	(43,916)
Common stock issued in September 2006 for services rendered at $2.00 per share	466,406	-	-	-	-	468,750
Fair value of 1,890,625 options issued an officer and director	2,720,228	-	-	-	-	2,720,228
Fair value of 156,250 options issued to a consultant for services rendered	111,125	-	-	-	-	111,125
Foreign currency translation gain	-	-	-	237,665	-	237,665
Net Income at December 31, 2006	-	-	-	-	2,858,765	2,858,765
Balance at December 31, 2006	3,627,872	(80,000)	(43,916)	269,662	(4,790,109)	(850,079)
Fractional shares issued upon 1.6 to 1 reverse split on February 9, 2007	(15)	-	-	-	-	-
Settlement of minority interest	-	-	43,916	-	-	43,916
Effect of adoption of EITF 00-19-2 change in accounting principle (Note 1)	10,821,900	-	-	-	(9,356,400)	1,465,500
Issuance of 33,425,000 shares of common stock for conversion of 95,500 Preferred B-4 shares	(333,295)	-	-	-	-	-
Issuance of 1,312,500 shares of common stock in exchange for convertible notes payable	511,875	-	-	-	-	525,000
Common stock issued in June 2007 for services rendered at $0.48 per share	188,000	-	-	-	-	192,000
Fair value of warrants issued in conjunction with settlement of convertible debt	61,767	-	-	-	-	61,767
Fair value of vested portion of 3,000,000 options issued to an officer	203,306	-	-	-	-	203,306
Issuance of 1,575,000 shares of common stock to acquire minority interest in subsidiary at $0.75 per share (Note 1)	1,165,500	-	-	-	(1,181,250)	-
Issuance of 116,000 shares of common stock in exchange for convertible notes payable	114,840	-	-	-	-	116,000
Foreign currency translation gain	-	-	-	109,193	-	109,193
Net loss at September 30, 2007	-	-	-	-	(5,316,004)	(5,316,004)
	$16,361,750	$(80,000)	$-	$378,855	$(20,643,764)	$(3,449,402)

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	The nine months ended September 30
	2007	2006
		RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(5,316,004)	$3,507,105
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation	117,496	35,564
Amortization of deferred financing costs	156,767	59,918
Amortization of debt discounts	1,968,553	826,631
Unrealized gain on change in fair value of warrant liabilities	-	(5,757,000)
Fair value of warrants issued in conjunction with settlement of debenture	61,767	-
Fair value of vested options issued to officer	203,306	-
Loss on disposal of fixed assets	-	23,366
Common stock issued in exchange for services rendered	192,000	468,750
(Increase) decrease in:
Accounts receivable	(382,252)	(699,555)
Accounts receivable, related party	(317,418)	-
Inventory	999,014	(465,778)
Prepaid expenses	553,255	(189,329)
Advances and other current assets	(137,882)	40,891
Other assets	1,685	(7,891)
Increase (decrease) in:
Accounts payable and accrued liabilities	610,209	680,502
Advances received from customers	39,049	509,043
Other current liabilities	15,000	(2,545)
Net cash used in operations	(1,235,455)	(970,328)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in connection with merger with American United Global	-	5,258,503
Acquisition of property, plant and equipment	(124,315)	(411,278)
Net cash provided by (used in) investing activities:	(124,315)	4,847,225

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, other-net	-	979,948
Payment of accrued dividend payable	(34,536)	-
Repayment of notes payable, related party	(157,472)	(433)
Net cash provided by (used in) financing activities:	(192,008)	979,515

Effect of currency rate change on cash	109,193	(36,071)

Net (decrease) increase in cash and cash equivalents	(1,442,585)	4,820,341
Cash and cash equivalents at beginning of period	2,667,483	33,081
Cash and cash equivalents at end of period	$1,224,898	$4,853,422

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,680	-
Cash paid during the period for taxes	-	-
Common stock issued for services rendered	-	$468,750

See accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Nonetheless, the results from operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10KSB as filed with the SEC on April 17, 2007.

Business and Basis of Presentation

The Company is incorporated under the laws of the State of Delaware, and is in the business of designing, manufacturing and marketing Solar Panel equipment on a world wide basis.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Superior Ventures Corp. and Kraft Elektronikai Zrt. (“Kraft”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

For accounting purposes, the Company accounted for the transaction as a reverse acquisition and Kraft is the surviving entity. The total purchase price and carrying value of net assets acquired was $6,681,891. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Prior to the Agreement, the Company was an inactive corporation with no significant assets and liabilities.

Subsequent to the date of the merger, the Company changed its name from American United Global Inc. to Solar Thin Films, Inc.

Effective with the Agreement, 95.5% of previously outstanding shares of its common stock owned by the Kraft’s shareholders were exchanged for an aggregate of 95,500 shares of the Company’s newly issued Series B-4 Preferred Stock (the “Series B-4 Preferred”). Pursuant to the Certificate of Designation of the Series B-4 Preferred, each share of Series B-4 Preferred is automatically convertible into 350 shares of common stock or an aggregate of 33,425,000 shares of the Company’s common stock. As of September 30, 2007 the Series B-4 Preferred shares have been converted to 33,425,000 shares of the Company’s common stock (See Note 8). The value of the stock that was issued was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value. Additionally, on July 31, 2007, the Company acquired the remaining 4.5% minority interest of Kraft in exchange for 1,575,000 shares of common stock. The transaction was accounted for at the fair value of the Company’s common stock at the date of issuance.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of Kraft, prior to the merger with American United Global.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The total consideration paid was $6,681,891 and the significant components of the transaction are as follows:

American United Global, Inc.
Summary Statement of Financial Position
At June 14, 2006

Current Assets:
Cash	$5,258,503
Other assets:
Deferred loan costs, net of accumulated amortization of $-0-	607,500
Notes receivable-Kraft	1,500,000

Current Liabilities:
Note payable - unsecured	(1,500,000)
Accrued interest and other	(1,435,200)
Long Term liabilities:
$525,000 Convertible debenture; less unamortized debt discount of $266,935	(258,065)
$1,250,000 Convertible debenture; less unamortized debt discount of $1,140,988	(109,012)
$6,000,000 Convertible debenture; less unamortized debt discount of $6,000,000	-0-
Warrant liability	(10,821,900)

Preferred stock: series B-1	(2,286)
Preferred stock: series B-3	(475)
Preferred stock: series B-4	(955)
Treasury stock, at cost	80,000

Net liabilities assumed	$(6,681,891)

The net liabilities assumed is accounted for as a recapitalization of the Company’s capital structure and , accordingly the Company has charged the $ 6,681,891 to accumulated deficit during the year ended December 31, 2006.

In July 2007, the Company issued 1,575,000 shares of its common stock to acquire the remaining 4.5% of the outstanding common shares of Kraft. Accordingly, the Company has deemed the acquisition of the minority interest as a continuation of the original transaction and has charged the fair value, based on the underlying common stock issued, of $1,181,250 to accumulated deficit in the three months ended September 30, 2007.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Change in Accounting Principle for Registration Payment Arrangements .

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

On January 1, 2007, the Company adopted the provisions of FSP EITF 00-19-2 to account for the registration payment arrangement associated with our June 2006 financing (see note 7). On February 13, 2007 the Company became effective with their SB-2 and as such management determined that it was not probable that we would have any additional payment obligations under the June 2006 Registration Payment Arrangement; therefore, additional accrual for contingent obligation is required under the provisions of FSP EITF 00-19-2. Accordingly, the warrant liability account was eliminated and the comparative condensed consolidated financial statements of prior periods and as of December 31, 2006 have been adjusted to apply the new method retrospectively. The following financial statement line items for the three and nine months ended September 30, 2007 and 2006 were affected by the change in accounting principle:

Consolidated Statements of Operations

	As Computed	As Reported
	under	under FSP	Effect of
	EITF 00-19	EITF 00-19-2	Change
Three Months Ended September 30, 2007
Loss from operations	$(1,134,255)	$(1,134,255)	$—
Other income (loss)	(772,980)	(772,980)	—
Loss on fair value of warrants	(2,012,700)	-	2,012,700
Net (loss) income	(3,919,935)	(1,907,235)	2,012,700
Net (loss) income per share	$(0.08)	$(0.04)	$0.04

	As Originally		Effect of
	Reported	As Adjusted	Change
Three Months Ended September 30, 2006
Loss from operations	$(842,686)	$(842,686)	$—
Other income (loss)	(773,596)	(773,596)	—
Gain on fair value of warrants	4,246,200	—	(4,246,200)
Net income (loss)	2,629,918	(1,616,282)	(4,246,200)
Net income (loss) per share	$0.02	$(0.10)	$(0.12)

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	As Computed	As Reported
	under	under FSP	Effect of
	EITF 00-19	EITF 00-19-2	Change
Nine months Ended September 30, 2007
Loss from operations	$(3,095,556)	$(3,095,556)	$—
Other income (loss)	(2,220,448)	(2,220,448)	—
Loss on fair value of warrants	(2,144,100)	—	2,144,100
Net loss	(7,460,104)	(5,316,004)	2,144,100
Net loss per share	$(0.20)	$(0.14)	$0.06

	As Originally		Effect of
	Reported	As Adjusted	Change
Nine months Ended September 30, 2006
Loss from operations	$(1,299,168)	$(1,299,168)	$—
Other income (loss)	(950,727)	(950,727)	—
Gain on fair value warrants	5,757,000	—	(5,757,000)
Net income (loss)	3,507,105	(2,249,895)	(5,757,000)
Net income (loss) per share	$(0.03)	$(0.14)	$(0.11)

Consolidated Balance Sheet

	As Computed	As Reported
	under	under FSP	Effect of
	EITF 00-19	EITF 00-19-2	Change
September 30, 2007
Warrant liability	$3,609,600	$—	$(3,609,000)
Total liabilities	11,975,501	8,365,901	(3,609,000)
Additional paid-in capital	5,539,850	16,361,750	10,821,900
Deficit	(11,287,364)	(20,643,764)	(9,356,400)
Total stockholders’ equity	(7,058,402)	(3,449,402)	3,609,000

Consolidated Statements of Cash Flows

	As Computed	As Reported
	under	under FSP	Effect of
	EITF 00-19	EITF 00-19-2	Change
Nine months ended September 30, 2007
Net loss	$(7,460,104)	$(5,316,004)	$(2,144,100)
Loss on value of warrant liability	2,144,100	—	2,144,100

	As Originally		Effect of
	Reported	As Adjusted	Change
Nine months ended September 30, 2006
Net income (loss)	$3,507,105	$(2,249,895)	$5,757,000
Gain on value of warrant liability	(5,757,000)	—	(5,757,000)

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of September 30, 2007 are $348,561.

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

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the Company. There were no bill and hold transactions at September 30, 2007 and 2006.

Percentage-of-Completion Accounting: in accordance with the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." (”SOP 81-1”), sales - derived from long-term fixed-priced contracts to design, develop and construct of complete or just part of turnkey manufacturing plants that produce photovoltaic thin film modules in accordance with customer specifications - are recorded using the percentage of completion method as the compounds are delivered (under the units of delivery method). The contract costs related to delivered compounds are recorded to cost of revenue as the compounds are delivered and revenue is recognized.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

The Company has accrued a warranty liability of $0 and $120,000 (2006: $0 and $0) as of March 31, 2007.. In the three and nine months ended September 30, 2007, the Company incurred warranty costs of $34,283. The warrant liability as of September 30, 2007 was $85,717.

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

Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures of $90,000 and $270,000 (2006: $0 and $0) on research and product development for the three and nine months ended September 30, 2007 and 2006, respectively.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform with the current presentation. These reclassifications had no effect on reported losses.

Minority interest

In the third quarter of 2007, the Company acquired the remaining outstanding minority interest of Kraft as described above.

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
SEPTEMBER 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the year ended December 31, 2006, the Company granted 1,875,000 stock options to Csaba Toro, an officer of the Company with an exercise price of $2.18 per share expiring ten years from the date of issuance. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 49.48%; risk free interest rate: 4.61%. The fair value of $2,705,400 was recorded as a charge to earnings in 2006. In May 2007, Csaba Toro resigned as officer and his options were forfeited unexercised (Note 11).

For the year ended December 31, 2006, the Company granted 15,625 stock options to Michael Metter, a director of the Company with an exercise price of $2.06 per share expiring three years from the date of issuance. The options were fully vested at the date of issuance . The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 63.22%; risk free interest rate: 4.80%. The fair value of $14,828 was recorded as a charge to earnings in 2006.

For the nine months ended September 30, 2007, the Company granted 3,000,000 stock options to Peter Lewis, an officer of the Company with an exercise price of $0.533 per share vesting over two years and expiring ten years from the date of issuance. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 82.53%; risk free interest rate: 5.14%. The fair value of the vested portion of $203,306 was charged to earnings for the nine months ended September 30, 2007.

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

Foreign Currency Translation

The Company translates the foreign currency financial statements into US Dollars using the quarter end or average exchange rates in accordance with the regulations of SFAS No. 52, “ Foreign Currency Translation” . Assets, liabilities and equity of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues, expenses and retained earnings are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ deficit .

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net income (loss) per share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the three and nine months ended September 30, 2007, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Net income used in computing basic net income per share	$2,629,918	$3,507,105
Impact of assumed assumptions:
Amortization of debt discount (interest expense) on convertible debentures	704,167	826,631
Impact of equity classified as liability:
Gain on warrant liability marked to fair value	(4,246,200)	(5,757,000)
Net Income (loss) in computing diluted net income (loss) per share:	$(912,115)	$(1,423,264)

The weighted average shares outstanding used in the basic net income per share computations for the three and nine months ended September 30, 2006 was 16,083,625 and 16,051,533, respectively. In determining the number of shares used in computing diluted loss per share, the Company added approximately 37,949,820 potentially dilutive securities for the three and nine months ended September 30, 2006. The potentially dilutive securities added were mostly attributable to the warrants, options and convertible debentures outstanding. As a result, the diluted loss per share for the three and nine months ended September 30, 2006 was $0.02 and $0.03, respectively.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss from operations of $3,095,556 for the nine months ended September 30, 2007. The Company's current liabilities exceeded its current assets by $1,057,272 as of September 30, 2007.

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

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of September 30, 2007 consist of the following.

2007
Raw Materials	$131,646
Work in Progress	380,579
$512,225

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at September 30, 2007 consist of the following:

2007
Land and buildings	234,375
Furniture and fixture	88,657
Machinery, plant and equipment	576,884
Total	899,916

Accumulated depreciation	263,780
Property and equipment	$636,136

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

Depreciation and amortization expense was $69,406 and $117,496 (2006: $17,816 and $35,564) for the three and nine months September 30, 2007 and 2006, respectively.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2007 were as follows:

2007
Accounts payable	$175,378
Other accrued expenses including penalty in the amount of $720,000 in connection with liquidating change (See Note 7)	1,327,883
Accrued interest	1,622,700
$3,125,961

NOTE 5 - NOTES PAYABLE OTHER

A summary of notes payable other at September 30, 2007 consists of the following:

2007
Demand note payable: interest payable at 10.0 % per annum; in default and unsecured	$1,500,000
$1,500,000

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 6- DIVIDENDS PAYABLE

In 2000 and 2001, the Company declared a dividend to its shareholders. However based on the Company’s limited financial resources it has been unable to pay it. The shareholders have conceded the deferment of this dividend until the company financially can afford paying it. At September 30, 2007 the outstanding balance was $152,778.

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES

A summary of convertible notes payable at September 30, 2007 are as follows:

2007
Convertible notes payable (“March 2006”) non- interest bearing ; secured and due March 2009	1,250,000
Debt Discount, net of accumulated amortization of $570,494	(568,072)
Net	681,928
Convertible notes payable (“June 2006”), non- interest bearing; secured and due June 2009; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a rate of $1.00 per share (Note 8).	5,884,000
Debt Discount, net of accumulated amortization of $2,087,671	(3,342,327)
Net	2,541,673
Total	3,223,601
Less Current Maturities	( -)
Net	$3,223,601

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
SEPTEMBER 30, 2007

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

The Company amortized the Convertible Notes’ debt discount and recorded non-cash interest expense of $0 and $76,102 during the three and nine months ended September 30, 2007.

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
SEPTEMBER 30, 2007

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

The sale of the Notes was completed on March 16, 2006. As of the date hereof, the Company is obligated on $1,250,000 in face amount of Notes issued to the March 2006 Notes investors.

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

The Company amortized the Convertible Notes’ debt discount and recorded non-cash interest expense of $111,434 and $330,669 during the three and nine months ended September 30, 2007, respectively.

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
SEPTEMBER 30, 2007

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

In the three and nine months ended September 30, 2007, certain June 06 investors converted $116,000 and $116,000 of convertible notes to 116,000 of the Company’s common stock.

The Company amortized the Convertible Notes’ debt discount and recorded a non-cash interest expense of $570,002 and $1,561,783 for the three and nine months ended September 30, 2007, respectively.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

NOTE 8- CAPITAL STOCK

Preferred Stock

The Company has authorized 1,200,000 shares of 12.5% cumulative preferred stock, with a par value of $.01 per share. The preferred stock is entitled to preference upon liquidation of $0.63 (see below) per share for any unconverted shares. There are no preferred shares outstanding as of September 30, 2007 except as noted below.

The Board of Directors has designated 1,000,000 shares of its preferred stock as Series B-1 Preferred Stock (“B-1 Preferred”). Each share of Series B-1 Preferred stock is entitled to preference upon liquidation of $2.19 (See below) per share for any unconverted shares. Each shares of the Series B-1 Preferred Stock shall be entitled to one (1) vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Seventeen (17) (See below) Series B-1 Preferred shares may be converted to one (1) share of the Company’s common stock. As of September 30, 2007, there were 228,652 shares of Series B-1 Preferred issued and outstanding.

The Board of Directors has designated 232,500 shares of its preferred stock as Series B-3 Preferred Stock (“B-3 Preferred”). Each share of the Series B-3 Preferred Stock shall be entitled to thirty two (32) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Each Series B-3 Preferred share may be converted to thirty two (32) shares of the Company’s common stock. As of September 30, 2007, there were 47,518 shares of Series B-3 Preferred issued and outstanding.

In June, 2006 the Board of Directors designated 1,000,000 shares of its preferred stock as Series B-4 Preferred Stock (“B-4 Preferred”).  Upon the filing of an amendment which increased the number of authorized common shares such that there was an adequate amount of authorized common stock per issuance upon conversion of the Series B-4 Preferred, the Series B-4 shares automatically converted to shares of the Company's common stock at a rate of three hundred fifty (350) common shares for each share of Series B-4 Preferred. In the nine months ended September 30, 2007, 95,500 shares of Series B-4 Preferred stock were converted into 33,425,000 shares of the Company’s common stock. As of September 30, 2007, there were no shares of Series B-4 Preferred issued and outstanding.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

In July 2007, the Company issued 1,575,000 shares of its Common stock in exchange for the outstanding minority interest in Kraft (See Note 1 above).

In August 2007, the Company issued 100,000 shares of its Common stock in exchange for convertible debentures of $100,000.

In September 2007, the Company issued 16,000 shares of its Common stock in exchange for convertible debentures of $16,000.

As of September 30, 2007, there were 53,099,601 shares of common stock issued and outstanding.

NOTE 9- RELATED PARTY NOTES PAYABLE AND TRANSACTIONS

The main strategic partner of the Company in the sale of turnkey thin-film photovoltaic module manufacturing facilities is presently Renewable Energy Solutions, Inc. (“RESI”). Historically, the Company has also partnered with Terra Solar Global, Inc. (“Terra Solar”). Terra Solar, Inc. (“TSI”) owns approximately 49% of the outstanding securities of Terra Solar. Zoltan Kiss, a director and shareholder of the Company, is a shareholder of TSI. Zoltan Kiss, a director and shareholder of the Company, is also the Chairman and majority owner of RESI. Over the past two years, the Company has been supplying equipment for a large turnkey project with Blue Star Terra Corporation in China through its strategic partners - RESI and Terra Solar. The Blue Star contract was originally held by Terra Solar and in April 2007 RESI assumed right and obligations under the contract from Terra Solar. Revenues under the contract were $0 and $2,751,836 for the three and nine months ended September 30, 2007. The Company currently has related party trade receivables of $1,197,548 from RESI as of September 30, 2007, primarily from the Blue Star Contract. While the Company’s liability is contractually limited to the delivery of equipment and not to turnkey manufacturing performance, there is some risk of non-payment until the facility has successfully passed an acceptance test, a RESI liability.

The Company signed a cooperative Research and Development Contract, and a Marketing and Manufacturing Facility Turn On Function Contract with RESI on December 20, 2006 and January 30, 2007, respectively. Zoltan Kiss, the Company’s Chairman of the Board, is Chairman and majority shareholder of RESI. Payments made to RESI under the Research and Development Contract for the nine months ended September 30, 2007 amounted to $270,000 or $30,000 per month. The Company has made payments against this contract through the end of 2007 resulting as of September 30, 2007 in pre-payments of $90,000 against this contract. No payments have been made to RESI under the Marketing and Manufacturing Facility Turn On Function Contract for the three and nine months ended September 30, 2007.
In addition, the Company entered into a contract with RESI as of June 2007 whereby the Company’s CEO, Peter Lewis, provides certain marketing and management services to RESI. Payments made to the Company under this contract for the nine months ended September 30, 2007 amounted to $20,000 or $5,000 per month. The Company has received payments against this contract for the provision of such services through the end of 2007 resulting as of September 30, 2007 in pre-payments of $15,000 against this contract. The services are primarily related to the structuring and sale of module manufacturing joint ventures an activity which management expects will result in equipment sales revenue for the Company.

Revenue from equipment production ordered by RESI reached $29,793 for the three and nine months ended September 30, 2007. Services utilized from RESI in connection with production and installation of the Company’s equipment was 0 and $0 for the three months ended September 30, 2007 and 2006 as well as $99,329 and $0 for the nine months ended September 30, 2007 and 2006, respectively.

The Company has a dividend payment obligation of the former shareholders valued at $152,778.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 10- ECONOMIC DEPENDENCY

During the nine months ended September 30, 2007, 100% of total revenues were derived from two customers; for the nine months ended September 30, 2006, $938,779 or 91% were derived from two customers.

NOTE 11 - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at September 30, 2007:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.00	333,334	2.72	$1.00	333,334	$1.00
1.20	625,000	1.46	1.20	625,000	1.20
2.00	3,000,000	1.71	2.00	3,000,000	2.00
2.20	3,000,000	2.71	2.20	3,000,000	2.20
3.00	3,000,000	1.71	3.00	3,000,000	3.00
3.30	3,000,000	2.71	3.30	3,000,000	3.30

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2005	-	$-
Granted	12,625,000	2.56
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	12,625,000	2.56
Granted	333,334	1.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2007	12,958,334	2.52

Warrants granted during the year ended December 31, 2006 totaling 12,625,000 were issued in connection with debt financing. The warrants are exercisable from three to five years after the date of issuance at a purchase price of $1.20 per share on 625,000 warrants, $2.00 per share on 3,000,000; $2.20 per share on 3,000,000 warrants; $3.00 per share on 3,000,000 warrants and $3.30 per share on 3,000,000 warrants.

Warrants granted during the nine months ended September 30, 2007 totaling 333,334 were issued in connection with the conversion of debentures. The warrants are exercisable until three years after the date of issuance at a purchase price of $1.00. The warrants were valued using the “Black-Scholes” option pricing method with the following assumptions: dividend yield: $-0-; volatility: 82.53%; risk free rate: 4.98%. The fair value of the warrants of $61,767 was charged to current period operations.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 11 - STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock granted to employees and directors of the Company at September 30, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.533	3,000,000	9.72	$0.533	125,000	$0.533
$2.07	15,625	1.95	$2.07	15,625	$2.07

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2005:	-	$-
Granted	1,890,625	$2.18
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006:	1,890,625	$2.18
Granted	3,000,000	$0.533
Exercised	-	-
Canceled or expired	(1,875,000)	(2.18)
Outstanding at September 30, 2007:	3,015,625	$0.55

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
SEPTEMBER 30, 2007

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

During the nine months ended September 30, 2007, the Company granted 3,000,000 stock options to an officer and employee with an exercise price of $0.533 expiring ten years from issuance and vesting on a pro rata basis over two years. The fair value of the vested portion (determined as described below) of $203,306 was charged to earnings for the nine months ended September 30, 2007.

The weighted-average fair value of stock options granted to an officer and employee during the nine months ended September 30, 2007 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	5.14%
Expected stock price volatility	82.53%
Expected dividend payout	-
Expected option life-years (a)	10

(a) The expected option life is based on contractual expiration dates.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company at September 30, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.92	156,250	4.22	$1.92	156,250	$1.92

Transactions involving stock options issued to non-employees are summarized as follows:
Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2005:	-	$-
Granted	156,250	$1.92
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006:	156,250	$1.92
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2007:	156,250	$1.92

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

The Company did not issue non employee options in 2007

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Lease agreement

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. The 3 year minimum future cash flow for the leases at September 30, 2007 is as follows:

Fiscal Year:	Amount:
September 30, 2008	$185,196

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
SEPTEMBER 30, 2007

NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

The Company's Act in Hungary prescribes that in the case of obtaining majority interest (over 50%) by a Company in other Public Limited Companies by shares ("PLC") any of the remaining shareholders in a PLC may offer their shares to the new majority owner for acquisition. In the case of the offering, the Company is obligated to purchase those shares on market value valid on the date when the majority owner acquired interest. Commencing in March 2006 through June 2006, the Company entered into securities purchase agreement with shareholders of Kraft that together owned 95.5% of Kraft. The remaining shareholders of Kraft representing 4.5% requested cash payment. As of September 30, 2007, the partners were in discussion about the fair market price of the 4.5% interest. On August 3, 2007, the Company entered into a share purchase agreement whereby the Company acquired the remaining 4.5% interest in Kraft. In connection with the share purchase agreement, the remaining shareholders of Kraft released all planned and enforced claims against the Company under the Company's Act in Hungary.

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

To date, the Company has not been contacted and has not been notified of any delinquency in payments due under these leases. The original leases were entered into during early to mid 1997 each of which was for a five-year term. Extensions of an additional 20 months were negotiated with the original lessor in 1998 and 1999 moving the ending date to approximately mid 2004. The balance due under the leases in June 1999 upon transfer and sale to EGLOBE was approximately $2,800,000 including accrued interest and the monthly payments were approximately $55,000. The balance that is currently due under the leases is unknown and management is challenging the claim and does not expect the plaintiff to recover a significant amount

Product Warranty Obligation

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees. The range for the warranty coverage for the Company’s products is up to 18 to 24 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company’s determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations. Accrued provision for product warranty was $85,717 as of September 30, 2007.

Employment and Consulting Agreements

The Company has consulting agreements with its key officers. In addition to compensation and benefit provisions, the agreements include non-disclosure and confidentiality provisions for the protection of the Company's proprietary information.

In connection with the merger with Kraft, the Company entered into consulting agreements with its Chairman of the Board of Directors and a director pursuant to which each will receive annual compensation of $160,000 per annum and major medical benefits in consideration for services performed on behalf of the Company. Each of these agreements is for a term of three years. Through September 2007, an aggregate of $197,250 has been paid to Robert Rubin and Zoltan Kiss, exclusive of major medical benefits. In the case of Robert Rubin, the amounts paid for consulting services were grossed up to cover applicable taxes. Zoltan Kiss has elected not to participate in the Company's major medical plan.

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

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 13 - GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, as of September 30, 2007, the Company incurred accumulated losses of $20,643,764. The Company’s current liabilities exceeded its current assets by $1,057,272 as of September 30, 2007. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

•
The Company erroneously calculated and recorded the beneficial conversion feature, common shares issued and corresponding debt discount in connection with the $1,250,000 convertible note payable assumed in connection with the acquisition of the assets and assumption of the liabilities in connection with the Securities Purchase Agreement with Kraft Rt on June 14, 2006 (see Notes 1 and 7)

•
The Company erroneously classified the fair value of the 625,000 warrants to acquire the Company’s common stock as a liability. The Company determined the warrants did not have registration rights and should have been classified as equity.

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

The net effect of the correction of these errors was to:

•	Reduce net loss for the nine months ended September 30, 2006 from $4,105,600 to a net income of $3,507,105 or a $7,612,705 change.

•	Increase the total debt discount net of accumulated amortization in connection with the assumption of the debt for the period ended September 30, 2006 by $529,625 from $6,053,494 to $6,583,119.

•	Decrease the Company’s reported transaction cost associated with the acquisition for the period ended September 30, 2006 by $ 1,174,631 from $ 7,856,522 to $6,681,891.

•	Decease in Company’s reported change in fair value of warrants by $170,862 from $5,927,862 to $5,757,000.

•
Increase the amount charged to interest in connection with the amortization of the debt discount and beneficial conversion feature for the three and nine month period ended September 30, 2006 by $62,147 from $642,021 to $704,168 and by $72,955 from $753,676 to $826,631, respectively.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

 NOTE 14 - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

Following are reconciliations of the Company’s restatement of the Condensed Consolidated Statement of Operations for the periods ended September 30, 2006.

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	(As Restated)	(As Reported)	(As Restated)	(As Reported)
Revenues	$715,546	$715,546	$1,027,731	$1,027,731
Cost of Goods Sold	(331,874)	(331,874)	(559,889)	(559,889)
Gross Profit	383,672	383,672	467,842	467,842
Operating Expenses:
Selling, General & Administrative	1,208,542	1,208,542	1,731,446	1,731,446
Organization costs in connection with merger	-	-	-0-	7,856,522
Depreciation and Amortization	17,816	17,816	35,564	35,564
Total Operating expenses	1,226,358	1,226,358	1,767,010	9,623,532
Loss from Operations	(842,686)	(842,686)	(1,299,168)	(9,155,690)
Foreign exchange expense (gain)	(5,185)	(5,185)	(3,617)	(3,617)
Unrealized gain (loss) relating to adjustment of warranty liability to fair value	4,246,200	4,402,304	5,757,000	5,927,862
Interest Expense, net	(723,024)	(660,877)	(906,573)	(833,618)
Debt acquisition costs	(51,041)	(51,041)	(59,918)	(59,918)
Other income (expense)	5,654	5,654	19,381	19,381
Income Taxes Provision	-	-	-	-
Net Income (Loss)	$2,629,918	$2,848,169	$3,507,105	$(4,105,600)
Earnings per common share (basic and diluted) (Note 8)	$0.16	$0.18	$0.22	$(0.26)

The result of the Consolidated Balance Sheet restatement is:

•	Decrease in convertible notes payable, net of debt discount by $529,624 from $1,721,505 as of September 30, 2006 to $1,191,881.

•	Decrease in warrant liability by $401,190 from $5,466,090 as of September 30, 2006 to $5,064,900.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

 NOTE 14 - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

Following are reconciliations of the Company’s restatement of the Consolidated Statement of Cash Flows for the nine months ended September 30, 2006.

	Nine Months Ended September 30, 2006
	(As Restated)	(As Reported)
Cash flows from Operating Activities:
Net income (loss)	$3,507,105	$(4,105,600)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	35,564	35,564
Common stock issued for services rendered	468,750	468,750
Amortization of deferred financing costs	59,918	59,918
Amortization of debt discounts	826,631	753,676
Organization expenses in connection with merger	-0-	7,856,522
Unrealized gain on change in fair value of warrant liabilities	(5,757,000)	(5,927,862)
Loss on disposal of fixed assets	23,366	23,366
(Increase) decrease in::
Accounts receivable	(699,555)	(699,555)
Inventory	(465,778)	(465,778)
Prepaid assets and deposits	(189,329)	(189,329)
Advances and other current assets	40,891	40,891
Other assets	(7,891)	(7,891)
Increase (decrease) in:
Accounts payable and accrued expenses	680,502	680,502
Advances received from customers	509,043	509,043
Other current liabilities	(2,545)	(2,545)
New cash used in operating activities	(970,328)	(970,328)
Cash flows from investing activities :
Net cash acquired in connection with merger	5,258,503	5,258,503
Acquisition of property plant and equipment	(411,278)	(411,278)
Net cash provided by investing activities	4,847,225	4,847,225
Cash Flows From Financing Activities:

Proceeds provided by notes payable, other-net	979,948	979,948
Proceeds provided by (used in) notes payable, related party	(433)	(433)
Cash provided by financing activities	979,515	979,515
Effect of currency rate change on cash	(36,071)	(36,071)
Net increase in cash	4,820,341	4,820,341
Cash, beginning of period	33,081	33,081
Cash, end of period	$4,853,422	$4,853,422

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 14 - SUBSEQUENT EVENT

In October 2007, the Company formed a majority owned subsidiary, Solar Thin Power to pursue international opportunities in Europe.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company operates in Hungary through its wholly owned subsidiary, Kraft Elektronikai Zrt (“Kraft”), a Hungarian corporation.

The Company through its subsidiary is presently engaged in the design, development and construction on behalf of its customers of both photovoltaic manufacturing equipment and through its strategic partners turnkey manufacturing plants that produce photovoltaic thin film modules (though the Company retains the right to deliver turnkey plants on its own account). The Company expects the primary use of such photovoltaic thin film modules is to be used by corporations and governments in the development and construction of solar power plants.

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

Product Warranty Reserves - We provide our customers with limited rights under a warranty agreement for a period of 18 months with a requirement to start any defective repairs within 7 working dates of notice. Additionally, we provide 6 additional months of service whereby we will repair or replace at our actual cost. In conjunction with our obligation under our warranties, we have charged to our operating expenses an estimated warranty cost upon recognition of the related revenue. Our estimate is management’s of anticipated estimated costs of repair based on historical costs and any known specific product issues. The Company accrued a provision for product warranty of $120,000 in the first quarter of 2007; of which $34,283 was utilized during the nine months ended September 30, 2007. The assumptions we used and our future anticipated warranty costs are reevaluated periodically and are adjusted accordingly. Our determinations are based on estimates. Should product failure rate differ from our estimates, actual costs could vary significantly from our expectations.

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

Results of Operations

Three Months Period Ended September 30, 2007 compared to Three Months Period Ended September 30, 2006

Revenue

The following table summarizes our revenues for the three months ended September 30, 2007 and 2006:

Three months ended September 30,	2007	2006
Total Revenue	$826,608	$715,546

For the three months ended September 30, 2007, revenue increased by $111,062 as compared to the similar period in 2006.

Cost of revenue

The following table summarizes our cost of revenue for the three months ended September 30, 2007 and 2006:

Three months ended September 30,	2007	2006
Total cost of revenue	$733,549	$331,874

Our cost of revenue for three months ended September 30, 2007 were $733,549 or 88.7% of our sales as compared to $331,874, or 46.4% of our sales for the three months ended September 30, 2006. Our cost of revenue predominantly consists of the cost of labor, raw materials and absorbed indirect manufacturing cost.

General, selling and administrative expenses

The following table summarizes our general, selling and administrative expenses for the three months ended September 30, 2007 and 2006:

Three months ended September 30,	2007	2006
Compensation and related costs	$1,067,908	$1,208,542

For the three months ended September 30, 2007 general, selling and administrative expenses were $1,067,908 as compared to $1,208,542 for the three months ended September 30, 2006.

Research and development

The following table summarizes our research and development expenses for the three months ended September 30, 2007 and 2006:

Three months ended September 30,	2007	2006
Research and development expenses	$90,000	$0

Our research and development for three months ended September 30, 2007 were $90,000 compared to $0 for the three months ended September 30, 2006. In late 2005, the Company suspended its research and development activity, while it signed a new contract with RESI in middle of December 2006 for a new agreement representing a monthly charge of $30,000.

Depreciation

The following table summarizes our depreciation and amortization for the three months ended September 30, 2007 and 2006:

Three months ended September 30,	2007	2006
Depreciation and amortization	$69,406	$17,816

Depreciation has increased by $51,590 in the three months ended September 30, 2007 compared to the same period in 2006. The increase can be attributed to the acquisition of new equipments purchased in late 2006 and 2007.

Results of Operations

Nine Months Period Ended September 30, 2007 compared to Nine months Period Ended September 30, 2006

Revenue

The following table summarizes our revenue for the nine months ended September 30, 2007 and 2006:

Nine months ended September 30,	2007	2006
Total Revenue	$4,371,667	$1,027,731

For the nine months ended September 30, 2007, revenue increased by $3,343,936 as compared to the similar period in 2006. This increase in revenue was due to the partial completion of a large related party contract in 2007.

Cost of revenue

The following table summarizes our cost of revenue for the nine months ended September 30, 2007 and 2006:

Nine months ended September 30,	2007	2006
Total cost of revenue	$3,680,806	$559,889

Our cost of revenue for nine months ended September 30, 2007 were $3,120,917 or 84.2% of our sales as compared to $228,015, or 54.5% of our sales for the nine months ended September 30, 2006. Our cost of revenue predominantly consists of the cost of labor, raw materials, and absorbed indirect manufacturing cost.

General, selling and administrative expenses

The following table summarizes our general, selling and administrative expenses for the nine months ended September 30, 2007 and 2006:

Nine months ended September 30,	2007	2006
General, selling and administrative expenses	$3,398,921	$1,731,446

For the nine months ended September 30, 2007 general, selling and administrative expenses were $3,398,921 as compared to $1,731,446 for the nine months ended September 30, 2006. The increase in general, selling and administrative expenses of $1,667,475 are attributable to the additional staff/consultants (legal, audit), the cost of parent company registered in State of Delaware, which was not included in the three months ended 2006 figures due to reverse merger occurred in June 2006, as well as $240,000 penalty on later registration of shares as compared with $-0- for the nine months ended September 30, 2006.

Research and development

The following table summarizes our research and development expenses for the nine months ended September 30, 2007 and 2006:

Nine months ended September 30,	2007	2006
Research and development expenses	$270,000	$0

Our research and development for the nine months ended September 30, 2007 were $270,000 compared to $0 for the nine months ended September 30, 2006. In late 2005, the Company suspended its research and development activity, while it signed a new contract with RESI in middle of December 2006 for a new agreement representing a monthly charge of $30,000.

Depreciation

The following table summarizes our depreciation and amortization for the nine months ended September 30, 2007 and 2006:

Nine months ended September 30,	2007	2006
Depreciation and amortization	$117,496	$35,564

Depreciation has increased by $81,932 in the nine months ended September 30, 2007 compared to the same period in 2006. The increase can be attributed to the acquisition of new equipment purchased in late 2006 and 2007.

Liquidity and Capital Resources

As of September 30, 2007, our cash, cash equivalents and marketable securities were $1,224,898, a decrease of $1,442,585 from the end of fiscal year 2006.

As of September 30, 2007, we had working capital shortage of $1,057,272. We generated a deficit in cash flow from operations of $1,235,455 for the nine months ended September 30, 2007. This deficit is primarily attributable to our net net loss from operations of $5,316,004, partially reduced by depreciation and amortization of $2,242,816, fair value of warrants, options and common stock issued of $457,073 and to changes in the balances of current assets and liabilities. Accounts payable, advances and accrued expenses increased (net) by $716,402, and inventory, receivables, prepaid expenses and other current assets decreased (net) by $664,258.

Cash flows used in investing activities for the nine months ended September 30, 2007 was primarily purchases of property and equipment of $124,315.

Cash flows used in financing activites for the nine months ended September 30, 2007 were primarily payments towards related party notes payable and dividend payable reduction.

We met our cash requirements during the period through use of our cash and cash equivalents.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow requirements from operations and development. We have sufficient cash on hand as of September 30, 2007 to meet our working capital needs and requirements for the next twelve (12) months only in the case when the Company is able to collect receivables in 2007 from our major customers. We are seeking additional financing, which may take the form of debt, convertible debt or equity, in order to provide the additional working capital and funds for expansion. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

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

The Company’s operations are primarily outside of the United States through its majority owned subsidiary. As a result, fluctuations in currency exchange rates may significantly affect the Company's sales, profitability and financial position when the foreign currencies, primarily the Hungarian Forint, of its international operations are translated into U.S. dollars for financial reporting. In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may or will affect the Company's business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure

The translation of the Company’s subsidiaries Forint denominated balance sheets into U.S. dollars, as of September 30, 2007, has been affected by the weakening of the U.S. dollar against the Hungarian forint from 191.57 HUF/USD as of December 31, 2006, to 176.84 HUF/USD as of September 30, 2007, an approximate 8% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the nine months ended September 30, 2007 and 2006 were 186.68 and 213.28, respectively.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Exchange Act) as of the end of the period covered by this report as follows:

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

The Company's Act in Hungary prescribes that in the case of obtaining majority interest (over 50%) by a company in other Public Limited Companies by shares ("PLC") any of the remaining shareholders in a PLC may offer their shares to the new majority owner for acquisition. In the case of the offering, the Company is obligated to purchase those shares on market value valid on the date when the majority owner acquired interest. Commencing in March 2006 through June 2006, the company entered into securities purchase agreement with shareholders of Kraft that that together owned 95.5% of Kraft. The remaining shareholders of Kraft representing 4.5% requested cash payment. As of September 30, 2007, the partners were in discussion about the fair market price of the 4.5% interest. On August 3, 2007, the company entered into a share purchase agreement thereby the company acquired the remaining 4.5% interest in Kraft. In connection with the share purchase agreement, the remaining shareholders of Kraft released all planned and enforced claims against the Company under the Company's Act in Hungary.

From time to time, we are a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future .

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

In October 2007, the Company formed a majority owned subsidiary, Solar Thin Power to pursue international opportunities in Europe.
A special meeting of the Board of Directors was held on August 22, 2007. The Board unanimously approved the appointment of Peter Lewis to the Board of Directors. Mr. Lewis has served as the Company's Chief Executive Officer since June 2007.

On October 20, 2007, the Board of Directors elected Robert Rubin as in Chief Financial Officer.

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

SOLAR THIN FILMS, INC.

Date: November 14, 2007	By:	/s/ Peter Lewis
Peter Lewis Chief Executive Officer

SOLAR THIN FILMS, INC.

Date: November 14, 2007	By:	/s/ Robert Rubin
Robert Rubin Chief Financial Officer (Principal Financial Officer)