Form 10KSB
period 2007-12-31
Solar Thin Films, Inc.
filed 2008-04-04
CIK 859792

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________

Commission File Number 001-13549

SOLAR THIN FILMS, INC.
(Name of small business issuer as specified in its charter)

DELAWARE	95-4356228
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25 Highland Blvd, Dix Hills, New York 11746
(Address of principal executive offices)

Issuer’s telephone number, including area code:  (516) 417-8454

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $.01 per share	None

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

Issuer had revenues of $5,779,578 for the year ended December 31, 2007. As of March 27, 2008, 57,607,601 shares of Common Stock were outstanding of which 29,004,609 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 27, 2008 was $23,203,687.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

On August 9, 2005, Solar Thin Films, Inc (“Company” or “STF”) entered into a Share Purchase Agreement (the “Agreement”) with Kraft Elektonikai Zrt., a Hungarian corporation (“Kraft”) and the shareholders of Kraft. Pursuant to the Agreement, the Company agreed to acquire 100% of the outstanding interest in Kraft. On January 30, 2006, the Agreement expired pursuant to its own terms.

Commencing in March 2006 through June 2006, the Company entered into Securities Purchase Agreements with shareholders of Kraft that together owned 95.5% of the equity interest in Kraft to acquire their interests. On June 14, 2006, the Company closed on the acquisition of 95.5% of the outstanding securities of Kraft. In consideration for the shares of Kraft, STF issued the sellers an aggregate of 95,500 shares of Series B-4 Preferred Stock of the Company (the “Preferred Shares”). Each share of Series B-4 Preferred Stock automatically converted into 350 shares of common stock or an aggregate of 33,425,000 shares of common stock upon our increasing our authorized shares of common stock. Prior to such conversion, the Preferred Shares had the same voting rights of the shares of common stock and voted together with the shares of common stock on all matters. As of September 30, 2007, all of the Series B-4 Preferred shares were converted into an aggregate of 33,425,000 shares of the Company’s common stock.

On August 3, 2007, the Company acquired the remaining 4.5% minority interest of Kraft in exchange for 1,575,000 shares of common stock, and as a result, Kraft is now a wholly-owned subsidiary of the Company.

On June 15, 2006, shareholders of the Company representing a majority of the outstanding voting stock of the company authorized the Company to engage in the following:

•	increase the authorized shares of common stock as set forth in its certificate of incorporation from 40,000,000 to 150,000,000; and

•	reverse split the authorized shares of common stock on a basis of one for 1.6 shares of common stock.

The Company filed a definitive information statement with the Securities and Exchange Commission in January 2007 and delivered a definitive information statement to its record shareholders disclosing the aforementioned items. The reverse split and increase of authorized share became effective in February 2007.

Effective as of July 3, 2006, the Company changed its name from “American United Global, Inc.” to “Solar Thin Films, Inc.” As a result, our quotation symbol changed from “AUGB.PK” to “SLTF.PK”. In February 2007, the Company’s symbol was changed to SLTN.OB.

In October 2007, the Company formed a majority owned subsidiary, Solar Thin Power, Inc ( “Solar Thin Power”) to pursue international opportunities in Europe.

On December 19, 2007, Solar Thin Power issued and sold an aggregate of 6,770,000 shares of common stock of Solar Thin Power to 6 accredited investors (the “Investors”) in a private placement (the “Private Placement”). In addition, the Investors also received warrants to purchase an aggregate of 3,385,000 shares of common stock of the Company at an exercise price of $3.30 per share, subject to certain adjustments. The Warrants expire 5 years from the date of issuance. After deducting the expenses of the Private Placement, Solar Thin Power received net proceeds of $3,348,395.50. Solar Thin Power was a non-operational subsidiary of the Company as of December 31, 2007.

Organizational History

Solar Thin Films History

The Company was initially organized as a New York corporation on June 22, 1988 under the name Alrom Corp. ("Alrom"), and completed an initial public offering of securities in August 1990. Alrom effected a statutory merger in December 1991, pursuant to which Alrom was reincorporated in the State of Delaware under the name American United Global, Inc. Prior to the acquisition of Kraft, the Company intended to focus its business strategy on acquisitions of operating businesses in various sectors. On June 14, 2006, in connection with its business strategy, the Company closed on the acquisition of 95.5% of the outstanding securities of Kraft. In additional, the Company acquired the remaining 4.5% minority interest in August 2007 and, as a result, now conducts its operations via Kraft, the wholly-owned subsidiary.

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

Business Overview

The Company conducts its business operations via the wholly-owned subsidiary, Kraft. Kraft is an equipment design and manufacturing company headquartered in Budapest, Hungary, which had historically been engaged in the design, development and manufacture of vacuum based production and quality control equipment used in several hi-tech industries. Over its ten-year existence, Kraft has developed and manufactured a line of equipment serving the semiconductor industry, glass coating technologies and, more recently, the photovoltaic industry. For the past five years, the Company has focused substantially all of its efforts on the design, development and construction of “turnkey” thin-film PV manufacturing equipment used in plants that produce photovoltaic thin-film modules. Going forward the Company expects most of its growth to develop through the delivery of its “turnkey” PV facilities and related equipment sales.

Over the past two years, the Company has utilized relationships with key strategic partners to help secure a leading position as the primary supplier of “turnkey” PV facilities. Such “turnkey” facilities consists of all the hardware and machinery manufactured, assembled, and installed by the Company and all the software, know-how and training associated with the manufacturing process supplied jointly with its strategic partners. Historically, the strategic partner has served as the main contractor guaranteeing process performance to the buyer, and Kraft has served as primary sub-contractor for the equipment. However, STF maintains the right to market, sell and deliver “turnkey” PV production facilities and intends to increasingly take on this role in the future.

The main strategic partner of the Company in the sale of turnkey thin-film photovoltaic module manufacturing facilities is presently Renewable Energy Solutions, Inc. (“RESI”). Historically, the Company has also partnered with Terra Solar Global, Inc. (“Terra Solar”). Terra Solar, Inc. (“TSI”) owns approximately 49% of the outstanding securities of Terra Solar. Zoltan Kiss, a director and shareholder of the Company, is a shareholder of TSI. Zoltan Kiss, a director and shareholder of the Company, is also the Chairman and majority owner of RESI. Over the past two years, the Company has been supplying equipment for a large turnkey project with Blue Star Terra Corporation in China through its strategic partners - RESI and Terra Solar. The Blue Star contract was originally held by Terra Solar and in April 2007 RESI assumed right and obligations under the contract from Terra Solar. Revenues under the contract were $2,751,836 for the year ended December 31, 2007. The Company currently has related party trade receivables of $1,456,863 from RESI as of December 31, 2007, primarily from the Blue Star Contract. While the Company’s liability is contractually limited to the delivery of equipment and not to turnkey manufacturing performance, there is some risk of non-payment until the facility has successfully passed an acceptance test, a RESI liability. Mr. Kiss resigned as Chairman and a Director of the Company effective December 20, 2007.

Products and product development

PV Modules on Glass Substrate for Power Applications

The Company has developed a line of manufacturing equipment, sold both as individual products and as part of “turnkey” manufacturing facilities for the production of “thin-film” amorphous silicon modules on glass substrate. By 2007, STF’s Kraft subsidiary had participated in the construction of four “turnkey” manufacturing facilities. However, the PV industry ia changing rapidly, and it is imperative that STF continue to fund R&D activities dedicated to developing next generation deposition equipment. To accomplish this, the Company is participating directly and on a contracted basis to develop:

•	manufacturing equipment to produce copper indium gallium diselenide (CIGS) based PV modules on a 2ft x 4ft glass substrate;

•	manufacturing equipment to produce more efficient modules using amorphous silicon and/or nano-crystalline silicon on a 2ft x 4ft glass substrate; and

•	manual or automated glass handling and robotic processes to reduce labor costs from PV module production on 2ft x 4ft glass and larger substrates.

PV Modules on Glass Substrate for Building Integrated Photovoltaic (BIPV) Applications

The Company is working together with customers and partners to develop products targeted at the market for building integrated photovoltaic modules - that is photovoltaic modules incorporated into curtain wall systems for buildings. Management believes that using existing technology it can create attractive products for this market, which will bear higher prices per Watt for finished product.

Market

Management believes the PV industry is currently growing from infancy to adolescence. The Company believes this growth is aided by the concerns of global warming, governmental incentives, political and institutional involvement, fuel prices and the economics of the PV industry. STF believes the strongest force in causing the move from fossil fuels to PV will be the economics of PV. Since the cost of the PV module represents more that 70% of the cost of installed PV systems, learning to manufacture the lowest cost PV modules will help secure the greatest competitive edge and advantage in the market place.

The market presently consists substantially of modules produced using crystalline silicon. Most of the thin-films that have been produced, until now, use amorphous silicon on a glass substrate. The costs of the thin-film based modules are less than half of those for crystalline silicon. Based on the economic pressures caused by this major cost difference, STF believes that the ratio of crystalline to thin-film in the product mix will substantially shift in the next decade, driving rapid increases in the market for “thin film” PV products. The Company further believes that it can continue to drive costs down through further process improvements to existing technology (amorphous silicon) and through the introduction of newer technologies, possibly including CIGS.

Competition

Crystalline silicon PV technologies currently represent substantially 90% of the PV market. Demand for crystalline (and poly-crystalline) silicon has grown very rapidly over the past decade, but photovoltaic module prices have remained relatively unchanged due to cost realities of the crystalline production process. As such, prices are expected to remain relatively stable until “thin film” production expands sufficiently to drive prices down. In the mean time, this presents significant opportunities to profit for “thin film” module and equipment producers, placing STF in an attractive position.

However, there are an increasing number of competitors for the Company in this market, and through well funded research and development activities, these competitors have developed their own pilot lines for thin-films PV module manufacturing and are introducing both modules and equipment into the marketplace. Competitors will consist of 1) companies who build their own PV plants utilizing internal technology and know how - and who may represent customer opportunities for specific pieces of equipment, and 2) companies who manufacture and deliver production equipment to third parties. Many players in this latter market specialize in the sale of individual pieces of equipment rather than “turnk-key” production lines, while others compete directly for “turn-key” business.

The former competitors include companies such as EPV Solar, which is likewise specializing in amorphous silicon thin film modules, and is a customer of STF, and companies such as First Solar, which produces cadmium telluride thin film modules. The latter competitors include a range of companies selling individual pieces of equipment such as IV testers and laminators, and companies selling “turn-key” lines including Applied Materials, Oerlikon and Energo Solar. STF believes that its competitive edge derives from 1) its ability to deliver “turn-key” lines at attractive capital costs and prectable production costs, and 2) its history of success in delivering such lines.

Strategy

The Company’s strategy is to market complete turnkey manufacturing equipment to manufacture thin-film based PV modules where possible, while offering individual pieces of equipment to companies possessing their own internal process knowledge.

Sale of Turnkey Facilities

The Company’s main focus is delivering “turnkey” amorphous silicon production lines, and in the future “turn-key” production lines based on newer materials. Customers include companies with manufacturing expertise and local knowledge, but without the technology base required to build and manage their own production lines.

Alone, and together with strategic partners, STF offers a “turnkey” amorphous silicon manufacturing facility that is sold installed and with certain guarantees regarding throughput, module efficiency, and in some cases, manufacturing cost. Such “turnkey” facilities consists of all the hardware and machinery manufactured, assembled, and installed by the Company together with all the software, know-how and training associated with the manufacturing process.

In the past TerraSolar and then RESI have acted as general contractor - guaranteeing process performance to the buyer - and STF as equipment sub-contractor, for specific “turnkey” facilities. Specifically for STF’s Blue Star (now CG Solar) contract TerraSolar acted as General Contractor to the buyer, until April 2007, when RESI assumed such rights and obligations under the contract.

STF also has maintained the right to sell such “turnkey” facilities on its own as General Contractor and intends to act in such fashion on a case-by-case basis going forward.

On a case-by-case basis STF will also consider investing in its clients “turn-key” production lines as an equity partner and may secure distribution and/or purchase rights for modules for resale or for use in power projects developed by its majority-owned subsidiary ST Power.

Sale of Individual Machines

The Company will also continue to sell individual pieces of equipment including deposition lines, sputtering equipment, laminators, IV testers, transport equipment, etc. to customers with their own technology expertise or as add-ons for existing “turn-key” customers.

Customers

Currently the Company has three key customers, which counted for over 99% of the total revenue in 2007. Both companies are located in the US and request Kraft to manufacture and deliver thin-film photovoltaic manufacturing equipments to their clients in the various parts of the world (e.g. Portugal, China and Taiwan).

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

Employees

As of December 31, 2007 and 2006, the Company employed 54 and 48 full-time and 1 part-time employees, respectively none of whom is a member of a union or work council.

Sales and Project management

Two members of management and two sales engineers are currently focused on the company’s sales activity including finding and contacting potential customers and managing contracts and bids - for both “turn-key” and equipment sales. In addition the company currently has two project managers, responsible for managing contracts and projects from inception through completion. The sales and project management groups work together with the engineering and equipment manufacturing groups to assure timely production and deliveries.

Engineering

The Companies engineering department consists of three dedicated mechanical engineers and seven dedicated electrical engineers as well as a number of vacuum and field services engineers. The engineering department works closely with the manufacturing unit to guarantee quality and timely delivery, under the quidance of its project management staff.

Production (Equipment manufacturing)

The largest group in the Company is the production (equipment manufacturing) department, consisting of 25 employees. These people perform the actual assembly of equipment, including activities related to the mechanical, electrical and vacuum system parts of the finished product. The manufacturing activities are actively supported by input from the engineering group.

ITEM 1A.	RISK FACTORS

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

The Company has reported a net loss of $3,824,645 from operations for the year ended December 31, 2007 and a net loss of $4,938,370 from operations for the year ended December 31, 2006.

The Company has suffered operating losses and negative cash flows from operations since inception and, at December 31, 2007, the Company had an accumulated deficit of $24,075,554. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. We will continue to incur losses until we are able to establish significant sales. Our possible success is dependent upon the successful development and marketing of our services and products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

•	Kraft is dependent on a small amount of customers and any loss of these customers will have a negative impact on our operations.

For the year ended December 31, 2007, Kraft derived over 99% of its total revenues from three major customers. A loss of any of these relationships, for any reason could cause the Company to experience difficulties in obtaining revenue and implementing its business strategy. There can be no assurance that the Company could establish other relationships of adequate revenue in a timely manner or at all. In the event that STF is not able to significantly increase the number of customers or vendors that purchase its products its financial condition and results of operations will be materially and adversely affected.

•	Kraft has generated limited revenues and it may never achieve profitability.

To date, the Company has generated limited revenues of $5,779,578 and $2,426,954 for the year ended December 31, 2007 and December 31, 2006, respectively, and the Company incurred losses from continuing operations of $3,824,645 and $4,938,370, respectively. STF’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. We cannot assure you that the Company can achieve or sustain profitability in the future. STF’s operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our PV manufacturing facilities development will achieve market acceptance. The Company may not achieve its business objectives and the failure to achieve such goals would have an adverse impact on STF. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The market we are addressing is rapidly evolving and is experiencing technological advances and new market entrants. Our future success will require us to scale our manufacturing capacity significantly beyond the capacity of our Budapest, Hungary manufacturing facility, and our business model and technology are unproven at significant scale. Moreover, Kraft’s strategic partnership with RESI, are only in the early stages of development and have not been officially agreed to and formalized. Kraft has limited experience upon which to predict whether it will be successful. As a result, you should consider its business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a growing and rapidly evolving market.

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

•
we may need to continue to raise significant additional capital through the issuance of equity or convertible or debt securities in order to finance the costs of development of any additional facility, which we may be unable to do on reasonable terms or at all, and which could be dilutive to our existing stockholders;

•
the build-out of any additional facilities will be subject to the risks inherent in the development of a new manufacturing facility, including risks of delays and cost overruns as a result of a number of factors, many of which may be out of our control, such as delays in government approvals or problems with supplier relationships;

•
our manufacturing processes, particularly those for the development of the equipment used in the turnkey PV manufacturing facilities, are unproven at large scale and may prove difficult to implement in any new facility; and

•
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

•	Our “turnkey” manufacturing facility may not gain market acceptance, which would prevent us from achieving increased sales and market share.

The development of a successful market for turnkey manufacturing facility may be adversely affected by a number of factors, many of which are beyond our control, including:

•	our ability to market our services together with our equipment;

•	our failure to produce a turnkey facility that competes favorably against companies electing to develop these facilities internally;

•
our failure to produce a turnkey facility that produces PV modules that compete favorably against conventional energy sources and alternative distributed generation technologies, such as wind and biomass, on the basis of cost, quality and performance; and

•	our failure to develop and maintain successful relationships with strategic partner.

If our “turnkey” facilities or the PV solar modules produced by our facilities fail to gain market acceptance, we would be unable to increase our sales and market share and to achieve and sustain profitability.

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

To date, Kraft has developed four “turnkey” facilities in New Jersey, Hungary, China and Greece. We expect to seek to develop turnkey facilities on an international basis. It will require significant management attention and financial resources to successfully develop our international sales channels either internally or through RESI. In addition, the marketing, development and sale of our turnkey facilities internationally could expose us to a number of markets with which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

•	difficult and expensive compliance with the commercial and legal requirements of international markets, with which we have only limited experience;

•	inability to obtain, maintain or enforce intellectual property rights;

•	encountering trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could affect the competitive pricing of our turnkey facilities;

•	fluctuations in currency exchange rates relative to the United States dollar and the Hungarian florint;

•	difficulty in recruiting and retaining individuals skilled in international business operations; and

•	difficulty of enforcing revenue collection internationally.

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

•
The loss of strategic relationships used in the development and marketing of our products, including our relationship with various strategic partners including RESI could impede our ability to further develop our turnkey manufacturing facilities and result in a material adverse effect causing the business to suffer.

We have established a plan of operations under which we rely on a strategic relationship with strategic partners, which provides marketing, installation and software development services. We also have an alliance with RESI for the development of the next generation of the PV manufacturing equipment. We also market our products and engage in R&D activity internally outside of our relationships with RESI. However, a loss of any of these relationships, especially our relationship with RESI, for any reason could cause us to experience difficulties in completing the further development of our product and implementing our business strategy. There can be no assurance that we could establish other relationships of adequate expertise in a timely manner or at all.

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

•	Our revenues and operating results are likely to fluctuate significantly

As a result of our limited operating history and the rapidly changing nature of the markets in which the Company competes, our quarterly and annual revenues and operating results are likely to fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond our control. These factors include the following, as well as others discussed elsewhere in this section:

•	how and when we introduce new products and services and enhance our existing products and services;

•	our ability to attract and retain new customers and satisfy our customers' demands;

•	the timing and success of our brand-building and marketing campaigns;

•	our ability to establish and maintain strategic relationships;

•	our ability to attract, train and retain key personnel;

•	the emergence and success of new and existing competition;

•	varying operating costs and capital expenditures related to the expansion of our business operations and infrastructure, domestically and internationally, including the hiring of new employees;

•	changes in the mix of products and services that we sell to our customers;

•	costs and effects related to the acquisition of businesses or technology and related integration; and

•	costs of litigation and intellectual property protection.

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

•	Loss of Peter Lewis, our Chief Executive Officer and Robert Rubin, our Chief Financial Officer, could impair our ability to operate.

If we lose our key employees, Peter Lewis or Robert Rubin, or are unable to attract or retain qualified personnel, our business could suffer. Our success is highly dependent on our ability to attract and retain qualified management personnel. We are highly dependent on our management, in particular, Peter Lewis, our Chief Executive Officer, and Robert Rubin, a Chief Financial Officer, consultant who are all critical to the development of our financing arrangements, technologies and business. The employment agreement entered with Mr. Lewis and our company is for a term of three years through June 2010. The agreements entered between our company and Rubin expire in June 2009. The loss of the services of Lewis or Rubin could have a material adverse effect on our operations. If we were to lose any one of these individuals, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies or financing arrangements. We do not have key man life insurance in place for any person working for us.

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

As of March 27, 2008, we had 57,607,601 shares of common stock issued and outstanding, and outstanding options and warrants to purchase additional 20,028,959 shares of common stock. In the offering pursuant to registration statement filed with SEC, the June 2006 private placement investors may sell up to 8,562,500 shares of common stock underlying convertible notes and 12,625,000 shares of common stock underlying the warrants. As of March 27, 2008, the selling stockholders have converted principal on the convertible notes into an aggregate of 4,624,000 shares of the Company’s Common Stock.

•
Our historic stock price has been volatile and the future market price for our common stock may continue to be volatile. Further, the limited market for our shares will make our price more volatile. This may make it difficult for you to sell our common stock for a positive return on your investment.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “SLTN". There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

The public market for our common stock has historically been very volatile. For the past two fiscal years and as of the date of this Financial Statements, the market price for our common stock has ranged from $0.42 to $3.52, as adjusted for the one for 1.6 reverse stock split effected on June 15, 2006. Any future market price for our shares may continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that often are unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock for a positive return on your investment.

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

The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

•	In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 2.	DESCRIPTION OF PROPERTIES

The following table lists the office space that the Company leases from unaffiliated persons:

Lessee	Address of Property	Primary Use	Sq. feet	Rent Amount/ Month	Lease Terms
Kraft	1112 Budapest, Kőérberki út 36. Hungary	General operation Equipment manufacturing plant stockholder relations, general executive	23,200	USD 20,800	3 years from January 1, 2008 non-cancelable
Kraft	9900 Körmend Hegyalja u 42. Hungary	Equipment manufacturing plant	10,760	USD 1,600	unlimited with 6 months cancellation period

In November 2005, Kraft entered into a three year fixed term lease agreement for its corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $14,200 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after December 31, 2006 in accordance with the inflationary index published by the Central Statistical Office. Rental expenses charged to operations for the year ended December 31, 2007 and 2006 are $217,885 and $123,043, respectively. The increase in the rent expense for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was the result of an increase in the amount of square footage rented by Kraft from approximately 500 square feets in late 2005 to over 20,000 square feets in late 2006. In late 2007, the Company signed a modified rental agreement for the Budapest facilities and expanded its spaces as well as extended the contract for an additional three years period of time.

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

On or about February 19, 2008, the Company was served with process by Hudson Bay Fund, L.P. (“Hudson Bay”). Hudson Bay is seeking in excess of registration delay payments. The Company intends to vigorously defend against such action.

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

No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common stock is traded on the OTC Bulletin Board ("OTC") under the symbol "SLTF.OB".

Listed below are the high and low sale prices for the shares of Company’s common stock during the years ended December 31, 2007 and 2006. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

	High ($)	Low ($)
Quarter Ending:
2007
March 31, 2007	2.24	0.82
June 30, 2007	0.93	0.47
September 30, 2007	1.09	0.57
December 31, 2007	1.57	0.94
2006
March 31, 2007	3.20	1.36
June 30, 2007	3.52	1.36
September 30, 2007	3.12	1.92
December 31, 2007	2.27	1.52

On March 27, 2008 the closing bid price on the OTC for the Company’s common stock was $0.80.

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

Holders of Common Stock

On March 27, 2008, there were approximately 189 holders of record of the Company’s Common Stock then issued and outstanding.

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

Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of December 31, 2007.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights (a)	warrants and rights (b)	reflected in column (a))
Equity compensation plans approved by security holders

2001 Stock Plan	None	—	None

2007 Stock Plan	None	—	5,000,000

Equity compensation plans not approved by security holders	None	—	None

Total	None	—	5,000,000

The equity compensation plans are discussed in Note 12 of the 2007 Consolidated Financial Statements

Sale of Securities that were not Registered Under the Securities Act of 1933

The Company did not sell any securities that were not registered under the Securities Act of 1933 during the year ended December 31, 2007 that have not been previously included in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K.

ITEM 6	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company operates in Hungary through its wholly owned subsidiary, Kraft, a Hungarian corporation.

The Company through its subsidiary is presently engaged in the design, development and construction on behalf of its customers of both photovoltaic manufacturing equipment and through strategic partners “turnkey” manufacturing plants that produce photovoltaic thin film modules (though the Company retains the right to deliver turnkey plants on its own account). The Company expects the primary use of such photovoltaic thin film modules will be the construction of solar power plants by corporations and governments.

STF, in the future, may further vertically integrate itself within this industry through activities in, but not limited to, investing in and/or operating the module manufacturing plants, selling thin film photovoltaic modules, and through its newly formed subsidiary, Solar Thin Power, installing and/or managing solar power plants.

Acquisition - Kraft

Commencing in March 2006 through June 2006, the Company entered into Securities Purchase Agreements with shareholders of Kraft that together owned 95.5% of the equity interest in Kraft to acquire their interests. On June 14, 2006, the Company closed on the acquisition of 95.5% of the outstanding securities of Kraft and, as a result, Kraft became a majority-owned subsidiary of the Company. In consideration for the shares of Kraft, the Company issued the sellers an aggregate of 95,500 shares of Series B-4 Preferred Stock of the Company (the “Preferred Shares”). Each Preferred Shares is automatically converted into 350 shares of common stock or an aggregate of 33,425,000 shares of common stock upon us increasing our authorized shares of common stock and, prior to such conversion, the Preferred Shares had the same voting rights of the shares of common stock and voted together with the shares of common stock on all matters.

As a result of the Securities Purchase Agreement, there was a change in control of STF, the public entity. In accordance with SFAS No. 141, Kraft was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of Kraft's capital structure. For accounting purposes, the Company accounted for the transaction as a reverse acquisition and Kraft is the surviving entity. The total purchase price and carrying value of net assets acquired was $6,681,891. Additionally, on August 3, 2007, the Company acquired the remaining 4.5% minority interest of Kraft in exchange for 1,575,000 shares of common stock value at $1,181,250, and as a result, Kraft is now a wholly-owned subsidiary of the Company. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Prior to the Agreement, the Company was an inactive corporation with no significant assets and liabilities.

Critical Accounting Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various others assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

•  Revenue Recognition

•  Allowance for doubtful accounts

•  Research and development

•  Warrant liability

•  Product warranty reserve

•	Revenue recognition

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

•	Allowance For Doubtful Accounts

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

•	Research and development

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

•	Warrant Liability

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

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

•	Product Warranty Reserves

We provide our customers with limited rights under a warranty agreement for a period of 18 months with a requirement to start any defective repairs within 7 working dates of notice. Additionally, we provide 6 additional months of service whereby we will repair or replace at our actual cost. In conjunction with our obligation under our warranties, we have charged to our operating expenses an estimated warranty cost upon recognition of the related revenue. Our estimate is management’s of anticipated estimated costs of repair based on historical costs and any known specific product issues. The Company accrued a provision for product warranty of approximately $180,000 during 2007; of which approximately $85,000 was utilized during the year ended December 31, 2007. The assumptions we used and our future anticipated warranty costs are reevaluated periodically and are adjusted accordingly. Our determinations are based on estimates. Should product failure rate differ from our estimates, actual costs could vary significantly from our expectations.

Use of Estimates

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities, if any, at the date of the financial statements. The Company analyzes its estimates, including those related to contingencies and litigation. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Commitments and contingencies

The Company’s subsidiaries have entered into non-cancelable operational agreements for office premises.

In connection with the acquisition of Kraft, the Company entered into consulting agreements with Robert Rubin and Zoltan Kiss pursuant to which each consultant will receive an annual salary of $160,000 per annum, reimbursement for up to $5,000 in expenses associated with company activities and major medical benefits in consideration for services performed on behalf of the company. Each of these agreements is for a term of three years. Mr. Rubin’s salary was increased to $225,000 per annum when he assumed the duties of Chief Financial Officer. In December 2007, Mr. Kiss resigned as director of the Company.

On June 20, 2007, Peter Lewis and Solar Thin Films, Inc. (the “Company”) entered into an Employment Agreement pursuant to which Mr. Lewis has agreed to serve as the Chief Executive Officer of the Company. The Employment Agreement contains the following terms:

•	base salary of $225,000 per year;

•	the issuance of 187,617 shares of common stock per year;

•	a bonus paid pursuant to the Executive Officer Incentive Plan as determined by the Board of Directors;

•	a ten year option to purchase 3,000,000 shares of common stock at an exercise price of $0.533 per share on a cashless basis vesting on a pro-rata basis over a period of two years;

•	participation in all employee benefit plans and programs; and

•	reimbursement of reasonable expenses.

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. In November 2007, the Company signed the modification of lease agreement resulted a charge of $20,800 per months from January 1, 2008 for three years period of time. The 3 year minimum future cash flow for the leases at December 31, 2007 is as follows:

Fiscal Year:	Amount:
December 31, 2008	$249,600
December 31, 2009	$249,600
December 31, 2010	$249,600

The following table summarizes the cash commitments described above:

Contractual cash obligation	2008	2009	2010	2011	After 2012
Operational leases	$249,600	$249,600	$249,600	-	-
Employment agreements (1)	450,000	337,000	112,500	-	-
Total	$699,600	$586,600	$362,100	-	-

(1) base salary of CEO and CFO

Results of Operations

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Revenues

The following table summarizes our revenues for the years ended December 31, 2007 and 2006:

Year ended December 31,	2007	2006
Total Revenues	$5,779,578	$2,426,954

For the year ended December 31, 2007, revenues were increased by 138% or $3,352,624 as compared to the similar period in 2006. This increase in revenues was due to the completion of a large related party and other contracts in 2007.

Cost of sales

The following table summarizes our cost of sales for the years ended December 31, 2007 and 2006:

Year ended December 31,	2007	2006
Total cost of sales	$4,779,962	$1,766,806

Our cost of sales for the year ended December 31, 2007 were $4,779,962 or 82.7% of our sales as compared to $1,766,806, or 72.8% of our sales for the year ended December 31, 2006. The decrease in gross margin was attributable primarily to the weakening of the US Dollar, higher cost of raw materials and related manufacturing cost. Our cost of sales predominantly consists of the cost of labor, raw materials, and absorbed indirect manufacturing cost.

General, selling and administrative expenses

The following table summarizes our general, selling and administrative expenses for the years ended December 31, 2007 and 2006:

Year ended December 31,	2007	2006
General, selling and administrative expenses	$4,243,401	$5,531,590

For the year ended December 31, 2007 selling, general and administrative expenses were $4,243,401 as compared to $5,531,590 in 2006. The decrease in selling, general and administrative expenses of $1,288,189 is attributable to the additional staff/consultants (legal, audit) supporting the recapitalization offset by reduction in stock based compensation issued in 2007 of $356,618 as compared with $2,831,353 in 2006.

Research and development

The following table summarizes our research and development expenses for the years ended December 31, 2007 and 2006:

Year ended December 31	2007	2006
Research and development expenses	$360,000	$11,600

Our research and development for year ended December 31, 2007 were $360,000 compared to $11,600 for the year ended December 31, 2006. In late 2005, the Company suspended its research and development activity, while it signed a new contract with RESI in middle of December 2006 for a new agreement representing a monthly charge of $30,000.

Depreciation and amortization

The following table summarizes our depreciation and amortization for the years ended December 31, 2007 and 2006:

Year ended December 31,	2007	2006
Depreciation and amortization	$220,860	$55,328

Depreciation and amortization has increased by $165,532 in the year ended December 31, 2007 compared to the same period in 2006. The increase mainly due to the acquisition of new equipments purchased in second half of 2006 and during 2007.

Interest expense, net

The following table summarizes our interest expense, net for the years ended December 31, 2007 and 2006:

Year ended December 31,	2007	2006
Interest expense, net	$4,527,940	$1,476,599

Interest expense,net has increased by $3,051,341 in the year ended December 31, 2007 compared to the same period in 2006. The increase mainly due to the issuance of 4,029,000 shares of common stock in exchange for convertible notes payable in 2007.

Liquidity and Capital Resources

As of December 31, 2007, our cash, cash equivalents and marketable securities were approximately $4,157,476, an increase of $1,489,993 from December 31, 2006.

As of December 31,  2007, we had working capital of $1,862,717. We generated a deficit in cash flow from operations of $1,674,555 for the year ended December 31, 2007. This deficit is primarily attributable to our net loss from operations of $8,747,795, net with depreciation and amortization, amortization of debt discount and deferred financing costs of $5,055,644 as well as $418,385 fair value of vested options and warrants issued, $242,000 in stock based compensation for services, minority interests of $17,089, non cash loss of disposal of fixed assets of $11,184 and to the changes in the balances of current assets and liabilities. Accounts payable and accrued expenses, and advances received from customers increased by $216,745 (net), and inventory, receivables, prepaid expenses and other current assets decreased (net) by $1,146,371.

Cash flows used by in investing activities for the year ended December 31, 2007 was $197,757, due to the purchase of property and equipment.

We met our cash requirements during the period through net proceeds from the sale of common stock of our subsidiary, Solar Thin Power, Inc of $3,348,395, net with payments towards related party notes of $157,472.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow requirements from operations and development. We believe, we have sufficient cash on hand as of December 31, 2007 to meet our working capital needs and requirements for the next twelve (12) months. However, we are seeking additional financing, which may take the form of debt, convertible debt or equity, in order to provide the additional working capital and funds for expansion. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

Inflation and Foreign Currency

The Company maintains its books in local currency: US Dollars for the parent holding Company in the United States of America and Hungarian Forint for Kraft in Hungary.

The Company’s operations are primary outside of the United States through its wholly owned subsidiary. As a result, fluctuations in currency exchange rates may significantly affect the Company's sales, profitability and financial position when the foreign currencies, primarily the Hungarian Forint, of its international operations are translated into U.S. dollars for financial reporting. In additional, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may or will affect the Company's business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

The translation of the Company’s subsidiaries forint denominated balance sheets into U.S. dollars, as of December 31, 2007, has been affected by the weakening of the U.S. dollar against the Hungarian forint from 191.62 as of December 31, 2006, to 172.61 as of December 31, 2007, an approximate 11% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the years ended December 31, 2007 and 2006 were 183.64 and 198.80, respectively.

Effect of Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. “ Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “ Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. We did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, FASB issued its SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No.157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In September 2006 the FASB issued its SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. SFAS No. did not have a material impact on the Company's financial position, results of operations or cash flows as the Company does not have any defined benefit pension and other postretirement plans at December 31, 2007.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company adopted FSP 00-19-2 in the preparation of the financial statements (see Note 1).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial position, results of operations or cash flows.

 Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

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

On August 8, 2007, SG provided the Company with the letter addressed to the SEC, stating that it agreed with the statements in the Company’s Form 8-K/A as filed with the SEC on June 14, 2006.

On July 12, 2006, the board of directors of Solar Thin Films approved the engagement of the firm of RBSM LLP formerly known as Russell Bedford Stefanou Mirchandani, LLP as its independent auditors. During the Company’s two most recent fiscal years or any subsequent interim period prior to engaging RBSM LLP, the Company had not consulted RBSM LLP regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B.

ITEM 8A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework . Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

In the prior year, as a result of comments raised by the Division of Corporate Finance of the Securities and Exchange Commission (the “Commission”), we determined that accounting errors were made in the accounting for and disclosing of the beneficial conversion feature, warrants issued, common shares issued and corresponding debt discount imbedded in a $1,250,000 convertible note payable assumed in connection with the acquisition of the American Global United, Inc. assets and assumption of the liabilities on June 14, 2006. In addition, the Company erroneously accounted for the net liabilities assumed of $ 6,681,891 in connection with the acquisition of American United Global, Inc. as a transaction cost and charged the amount to operations. The Company determined the assumption of the net liabilities was not a cost of operations, but a capital transaction incurred in connection with the recapitalization of the Company and has charged the $ 6,681,891 directly to accumulated deficit.

As a result, in the prior year, we concluded that our disclosure controls were not effective as of the end of the period covered by the prior year report.

In the current year, we implemented the following remedial measures to address the identified material weaknesses and concluded that our disclosure controls were effective as of the end of the period covered by this report.

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

Changes in Disclosure Controls and Procedures

Except as described above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal year to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8A(T). CONTROLS AND PROCEDURES

Not applicable

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth certain information regarding the executive officers and directors of the Company as of March 27, 2008

Name	Age	Position
Peter Lewis	48	Chief Executive Officer and Director
Robert M. Rubin	66	Chief Financial Officer and Director

Set forth below is a biographical description of each director and senior executive officer of the Company based on information supplied by each of them.

Peter Lewis. Mr. Lewis briefly provided consulting services to RESI, a business partner of the Company (from March 2007 until May 2007). A special meeting of the Board of Directors was held on August 22, 2007. The Board unanimously approved the appointment of Peter Lewis to the Board of Directors at such meeting. Mr. Lewis has served as the Company's Chief Executive Officer since June 2007. From 2005 through 2006, Mr. Lewis served as an Executive Vice President of KmX Corporation, a Toronto based company he helped co-found that provides advanced membrane solutions for the chemical recycling and ethanol markets. Prior to joining KmX Corporation, from 2002 through 2004, Mr. Lewis served as the Chief Operating Officer of CA Technology (now Agilence), a New Jersey based company providing software and hardware solutions to the digital video and security marketplace. Mr. Lewis holds a B.A. in Economics from Columbia and an M.B.A. from Harvard Business School.

Robert M. Rubin . Mr. Rubin has served as a director since May 1991, and was our Chief Executive Officer from May 1991 to January 1, 1994. Mr. Rubin currently serves as our Chief Financial Officer. Between October 1990 and January 1, 1994, Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of our company and its subsidiaries; from January 1, 1994 to January 19, 1996, he served only as Chairman of the Board of our company and its subsidiaries. From January 19, 1996 until June 2006, Mr. Rubin served as Chairman of the Board, President and Chief Executive Officer. Mr. Rubin resigned as Chairman in June 2006 and as an executive officer in October 2006. Mr. Rubin continues to serve as a director and consultant of our company. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986, when Mr. Rubin resigned as an executive officer. Mr. Rubin continued as a director of SCI until the latter part of 1987. In 1993, SCI was sold to Olsten Corporation (NYSE). On August 20, 2007, the Board of Directors of Solar Thin Films, Inc. (the “Company”), by unanimous written consent, elected Robert Rubin as its Chief Financial Officer.

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

BOARD MEETINGS

In 2006, the board did not meet and made eight written resolutions. In 2007 the board met twice.

BOARD COMMITTEES

We have not established an audit committee, compensation committee or nominating committee.

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

Specific due dates for such reports have been established by the Commission and the Company is required to disclose in this Proxy Statement any failure to file reports by such dates during fiscal 2007. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2007, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders.

CODE OF ETHICS

The Company adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company. A copy of our code of ethics may be found as Exhibit 14.3 to the Annual Report filed on Form 10-K with the Securities and Exchange Commission on July 16, 2004.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that the Company has paid or that has accrued on behalf of Company’s chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2007 and 2006.

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2007 and 2006 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2007 whose total compensation exceeded $100,000.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Lewis (1)	2007	$131,250	—	$58,333	(2)	$356,618	(3)	—	—	—	$546,201
Chief Executive Officer	2006	$—	—	—		—		—	—	—	—

Zoltan Kiss *	2007	$136,000	—	—		—		—	—		$136,000
Director (5)	2006)	$100,800	—	—		—		—	—	—	$100,800

Robert Rubin	2007	$245,000	—	—		—		—	—	—	$245,000
Chief Financial Officer, Director(7)	2006	$255,972	—	—		—		—	—	—	$255,972

Csaba Toro**	2007	$103,068	—	—		—		—	—	—	$103,068
Chief Executive Officer (4)	2006	$73,560	N/A	$100,000	(5)	$2,705,400	(6)	—	—	—	$2,878,960

* Mr. Kiss resigned as director of the Company in December 2007

** Mr. Toro no longer serves as an executive officer of our company from June 20, 2007.

(1) Mr. Lewis was appointed as Chief Executive Officer of our company on June 20, 2007.

(2) In accordance with Mr. Lewis’s employment agreement, Mr. Lewis is entitled to receive 187,617 shares of common stock per year. The shares are valued at the stated value in the employment agreement of $0.533 per share, which was the the average closing bid price for the 20 trading days immediately prior to the date of the employment agreement.

(3) Mr. Lewis was granted a ten year option to purchase 3,000,000 shares of common stock at an exercise price of $0.533 per share on a cashless basis vesting on a pro-rata basis over a period of two years. The option was valued using the black scholes option pricing model assuming a ten year life, no expected dividend payments a volatility of 82.53% and a risk free rate of 5.14%.

(4) Mr. Toro was appointed as Chief Executive Officer of our company on October 31, 2006. In accordance with Mr. Toro’s employment agreement, Mr. Toro was entitled to receive 45,956 shares of common stock per year. The shares are valued at the stated value in the employment agreement of $2.18 per share, which was the market price as of the date of grant. Mr. Toro resigned as an executive officer and director of the Company on June 20, 2007. All obligations under Mr. Toro’s employment agreement, including the stock options granted were terminated.

(5) In June 2006, Mr. Kiss was appointed as a director and consultant. Mr. Kiss resigned as a Director and Chairman of the Company effective December 20, 2007.

(6) Mr. Toro was granted a ten year option to purchase 1,875,000 shares of common stock at an exercise price of $2.18 per share, which may be exercised on a cashless basis. Although the option has vested immediately, Mr. Toro is only permitted to sell 52,084 shares per month on a cumulative basis. The option was valued using the black scholes option pricing model assuming a ten year life, no expected dividend payments a volatility of 49.5% and a risk free rate of 4.6%. Mr. Toro resigned as an executive officer and director of the Company on June 20, 2007. All obligations under Mr. Toro’s employment agreement, including the stock options granted were terminated.

(7)In June 2006, Mr. Rubin was appointed as a director and consultant. Mr. Rubin was appointed Chief Financial Officer of the Company in August 2007. In addition to the compensation noted above, Mr. Rubin’ wife, an employee of the Company receives a salary of $1,250 per month for administrative services.

OUTSTANDING EQUITY AWARDS

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Peter Lewis (1)	3,000,000	(2)	—	—	$0.533	06/20/2017	2,120,548	(3)	$2,862,740	(3)	—	—

(1)	Mr. Lewis was appointed as Chief Executive Officer of our company on June 20, 2007.

(2)	Mr. Lewis received a ten year option to purchase 3,000,000 shares of common stock at an exercise price of $0.533 per share on a cashless basis vesting on a pro-rata basis over a period of two years;

(3)
In accordance with Mr. Lewis’s employment agreement, Mr. Lewis’s options are vesting on a pro-rata basis over a period of two years. The 2,120,548 shares represents the shares of common stock that have not vested to date. The value of such shares is based on the closing price for our common stock of $1.35 as of December 31, 2007 (the last trading day of 2007).

Except as set forth above, no other named executive officer has received an equity award

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2007.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Robert Rubin		(1)	—	—	—	—	—	—
Zoltan Kiss		(1)	—	—	—	—	—	—
Michael Metter	—	(2)	—	—	—	—	—	—
Peter Lewis		(1)	—	—	—	—	—	—

(1)	All compensation earned by Messrs. Rubin, Mr. Lewis and Kiss is fully reflected in the Summary Compensation Table above. In December 2007, Mr. Kiss has resigned as director.

(2)
On September 13, 2006, Michael Metter, was granted an option to purchase 15,625 shares of common stock at $2.07 per share.  The term is 3 years.  The option was valued using the black scholes option pricing model assuming a three year life, no expected dividend payments, a volatility of 63.2% and a risk free rate of 4.8%. In April 2007, Mr. Metter has resigned as director

We do not pay directors compensation for their service as directors. We are in the process of developing a compensation policy for our directors.

Employment and Other Agreements

On June 20, 2007, Peter Lewis and Solar Thin Films, Inc. (the “Company”) entered into an Employment Agreement (the “Lewis Agreement”) pursuant to which Mr. Lewis has agreed to serve as the Chief Executive Officer of the Company. The Lewis Agreement contains the following terms:

•	base salary of $225,000 per year;

•	the issuance of 187,617 shares of common stock per year;

•	a bonus paid pursuant to the Executive Officer Incentive Plan as determined by the Board of Directors;

•	a ten year option to purchase 3,000,000 shares of common stock at an exercise price of $0.533 per share on a cashless basis vesting on a pro-rata basis over a period of two years;

•	participation in all employee benefit plans and programs; and

•	reimbursement of reasonable expenses.

The term of the employment agreement is 36 months that may be renewed for one year periods unless either party notifies the other within 60 days prior to the end of the employment term of its intent to terminate the agreement.

In connection with the acquisition of Kraft, we entered into consulting agreements with Robert Rubin and Zoltan Kiss pursuant to which each consultant will receive an annual salary of $160,000 per annum, reimbursement for up to $5,000 in expenses associated with company activities and major medical benefits in consideration for services performed on behalf of the company. Each of these agreements is for a term of three years. Mr. Rubin’s compensation was increased to $225,000 per year upon his assumption of the duties of Chief Financial Officer.

On December 19, 2006, we entered into the R&D Contract with RESI relating to the development and commercialization of certain technology and/or equipment related to the photovoltaic industry. Zoltan Kiss, our director, consultant and significant shareholder is also a shareholder, director and chief technical officer of RESI. Pursuant to the R&D Contract, RESI has provided us with certain exclusive right to commercialize developments related to manufacturing equipment for the production of copper indium gallium selenide based thin film PV equipment and amorphous silicon equipment. In addition, we have a right of first refusal to develop any additional equipment not covered by the R&D Contract. The term of the R&D Contract is for three years and we are required to pay RESI $30,000 per month.

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

STOCK OPTION PLAN

2007 Stock Option plan

General

The 2007 Stock Option Plan (“Plan”, “Incentive Plan”) was adopted by the Board of Directors in October 2007. The Board of Directors has initially reserved 5,000,000 shares of Common Stock for issuance under the 2007 Stock Option Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder.

The 2007 Incentive Plan and the right of participants to make purchases thereunder are intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The 2007 Incentive Plan is not a qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

Purpose

The primary purpose of the 2007 Incentive Plan is to attract and retain the best available personnel for the Company in order to promote the success of the Company's business and to facilitate the ownership of the Company's stock by employees.

Administration

The 2007 Incentive Plan is administered by a committee (the "Committee") consisting of not less than two members of the Board of Directors of the Company (the "Board of Directors"), who are selected by the Board of Directors. If, at any time, there are less than two members of the Committee, the Board of Directors shall appoint one or more other members of the Board of Directors to serve on the Committee. All Committee members shall serve, and may be removed by the Board of Directors.

A majority of the members of the Committee (but not less than two) shall constitute a quorum, and any action taken by a majority of such members present at any meeting at which a quorum is present, or acts approved in writing by all such members shall be the acts of the Committee.

Subject to the other provisions of the Plan, the Committee shall have full authority to decide the date or dates on which options (the "Options") to acquire shares of Common Stock will be granted under the Plan to determine whether the Options to be granted shall be Incentive Options or Non qualified Options, or a combination of both, to select the persons to whom the Options will be granted and to determine the number of shares of Common Stock to be covered by each Option, the price at which such shares may be purchased upon the exercise of such option (the "Option Exercise Price"), and other terms and conditions of the Options. In making those determinations, the Committee shall solicit the recommendations of the President and Chairman of the Board of the Company and may take into account the proposed optionee's present and potential contributions to the Company's business and any other factors which the Committee may deem relevant. Subject to the other provisions of the Plan, the Committee shall also have full authority to interpret the Plan and any stock option agreements evidencing Options granted hereunder, to issue rules for administering the Plan, to change, alter, amend or rescind such rules, and to make all other determinations necessary or appropriate for the administration of the Plan. All determinations, interpretations and constructions made by the Committee pursuant to this Section 3 shall be final and conclusive. No member of the Board of Directors or the Committee shall be liable for any action, determination or omission taken or made in good faith with respect to this Plan or any Option granted hereunder

Members of the Board of Directors who are eligible employees are permitted to participate in the 2007 Incentive Plan, provided that any such eligible member may not vote on any matter affecting the administration of the 2007 Incentive Plan or the grant of any option pursuant to it, or serve on a committee appointed to administer the 2007 Incentive Plan. In the event that any member of the Board of Directors is at any time not a "disinterested person", as defined in Rule 16b-3(c)(3)(i) promulgated pursuant to the Securities Exchange Act of 1934, the Plan shall not be administered by the Board of Directors, and may only by administered by a Committee, all the members of which are disinterested persons, as so defined.

Eligibility

Under the 2007 Incentive Plan, options may be granted to key employees, officers, directors or consultants of the Company, as provided in the 2007 Incentive Plan.

Terms of Options

The term of each Option granted under the Plan shall be contained in a stock option agreement between the Optionee and the Company and such terms shall be determined by the Committee consistent with the provisions of the Plan, including the following:

(a) PURCHASE PRICE. The purchase price of the Common Shares subject to each ISO shall not be less than the fair market value (as set forth in the 2007 Incentive Plan), or in the case of the grant of an ISO to a Principal Stockholder. The purchase price of the Common Shares subject to each Non-ISO shall be determined at the time such Option is granted, but in no case less than 85% of the fair market value of such Common Shares at the time such Option is granted.

(b) VESTING. The dates on which each Option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted.

(c) EXPIRATION. The expiration of each Option shall be fixed by the Committee, in its discretion, at the time such Option is granted; however, unless otherwise determined by the Comittee at the time such Option is granted, an Option shall be exercisable for ten (10) years after the date on which it was granted (the "Grant Date"). Each Option shall be subject to earlier termination as expressly provided in the 2007 Incentive Plan or as determined by the Board of Directors, in its discretion, at the time such Option is granted.

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

Except as otherwise provided in the 2007 Incentive Plan, any Option granted hereunder shall terminate in the event of a merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation of the Company. However, the Optionee shall have the right immediately prior to any such transaction to exercise his Option in whole or in part notwithstanding any otherwise applicable vesting requirements.

(f) TERMINATION, MODIFICATION AND AMENDMENT. The 2007 Incentive Plan (but not Options previously granted under the Plan) shall terminate ten (10) years from the earlier of the date of its adoption by the Board of Directors or the date on which the Plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of capital stock of the Company entitled to vote thereon, and no Option shall be granted after termination of the Plan. Subject to certain restrictions, the Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Delaware.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 24, 2008 with respect to the beneficial ownership of the Company's outstanding common stock following the acquisition of Kraft by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The below table is based on 57,607,601 shares of common stock outstanding as of March 24, 2008.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)		Percentage of Common Stock (1)
Peter Lewis (2)	750,000	(5)	1.3%
Zoltan Kiss (2)(6)	12,001,575	(3)	20.8%
Robert Rubin (2)	-0-		*
Michael Metter (2)	75,000		*

Rubin Family Irrevocable Trust	6,117,113	(4)	10.6%
Laszlo Farkas	1,975,000		3.4%
Joseph Gregory Kiss	4,050,000		7.9%
Maria Gabriella Kiss	4,684,304		9.1%

All officers and directors as a group (3 people)	6,942,113		12.0%

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

(3) Represents 10,951,575 shares of common stock held by Mr. Kiss and 1,050,000 shares of common stock held by Mr. Kiss’ wife.

(4) The Rubin Family Irrevocable Stock Trust (the "Trust") was created by Robert M. Rubin, a director, for the benefit of his wife Margery Rubin and their children. Mr. Rubin disclaims beneficial interest in all securities of our company held by the Trust.

(5) Represents shares issuable upon exercise of a common stock option.

(6) Mr. Kiss resigned as a director effective December 2007.

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

The Company signed a cooperative Research and Development as well as a Marketing and Manufacturing Facility Turn On Function Contract with RESI in December 20, 2006 and January 30 2007, respectively. Zoltan Kiss, the Company’s Chairman of the Board, is Chairman and majority shareholder of RESI. RESI’s ability to pay the Company is pending successful completion of the acceptance testing for the project. In addition, there is currently a dispute as to the rights to certain technology under the Research and Development contract.

In connection with the acquisition of Kraft, the Company entered into consulting agreements with Robert Rubin and Zoltan Kiss pursuant to which each consultant will receive an annual salary of $160,000 per annum and major medical benefits in consideration for services performed on behalf of the company. Each of these agreements is for a term of three years. Mr. Rubin’s salary was increased to $225,000 upon his assumption of duties as Chief Financial Officer of the Company.

ITEM 13.	EXHIBITS

Exhibit No.	Description of Exhibit

3(i)1	Certificate of Incorporation of the Company. (7).

3(ii)1	By-laws of the Company (7).

4.1	Securities Purchase Agreement dated June 14, 2006 by and among the Company and the June 2006 Investors (2)

4.2	Registration Rights Agreement dated June 14, 2006 by and among the Company and the June 2006 Investors (2)

4.3	Form of Senior Secured Convertible Note dated June 14, 2006 (2)

4.4	Form of Series A Common Stock Purchase Warrant dated June 14, 2006(2)

4.5	Form of Series B Common Stock Purchase Warrant dated June 14, 2006(2)

4.6	Form of Series C Common Stock Purchase Warrant dated June 14, 2006(2)

4.7	Form of Series D Common Stock Purchase Warrant dated June 14, 2006(2)

4.8	Security Agreement dated June 14, 2006 by and between the Company and Smithfield Fiduciary LLC as Collateral Agent (2)

4.9	Guaranty dated as of June 14, 2006 by and between Kraft Rt. and Smithfield Fiduciary LLC as Collateral Agent(2)

4.10	Pledge Agreement dated as of June 14, 2006 by and between the Company and Smithfield Fiduciary LLC as Collateral Agent(2)

4.11	Account Receivables Lien Agreement entered by and between Kraft Rt. and the Investors dated June 12, 2006(2)

4.12	Mortgage Agreement entered by and between Kraft Rt. and the Investors dated June 12, 2006 (2)

4.13	Security Agreement entered by and between Kraft Rt. and the Investors dated June 12, 2006 (2)

4.14	Securities Purchase Agreement dated September 22, 2005 by and among the Company and Iroquois Master Fund Ltd., Smithfield Fiduciary LLC and Lilac Ventures Master Fund (4)

4.15	Form of Senior Secured Convertible Note September 23, 2005 (4)

4.16	Security Agreement dated September 22, 2005 by and among the Company and Iroquois Master Fund Ltd., Smithfield Fiduciary LLC and Lilac Ventures Master Fund (4)

4.17	Guaranty of Payment (4)

4.18	Form of Amended and Restated Note issued on due March 20, 2007 (8)

4.19	Form of Warrant issued on March 16, 2006(1)

4.20	Securities Purchase Agreement dated March 16, 2006(8)

4.21	Amendment No. 1 to the Securities Purchase Agreement dated May 18, 2006(8)

4.22	Amendment No. 1 to the Senior Secured Convertible Note (8)

4.23	Amendment No. 1 to the Subscription Agreement for the purchase of shares of common stock. (8)

4.24	Form of Subscription Agreement - Solar Thin Power Offering (11)

4.25	Form of Series E Warrant (11)

10.1	Securities Purchase Agreement dated March 16, 2006 by and between the Company, Kraft Rt., Zoltan Kiss and Dr. Laszlo Farkas (1)

10.2	Securities Purchase Agreement dated March 20, 2006 by and between the Company, Kraft Rt., Nagyezsda Kiss, Joseph Gregory Kiss, Maria Gabriella Kiss and Gyula Winkler (1)

10.3	Securities Purchase Agreement dated May 20, 2006 by and between the Company, Kraft Rt., Joel Spival and Jacqueline Spivak(2)

10.4	Secured Promissory Note made by Kraft Rt. dated September 28, 2005 (4)

10.5	Security Interest and Pledge Agreement entered by and between American United Global, Inc., Kraft Rt. and Zoltan Kiss. (4)

10.6	Agreement of Settlement entered on September 27, 2005 by and among American United Global, Inc., North Sound Legacy International Ltd. and North Sound Legacy Institutional Fund LLC (4)

10.7	Supplemental Agreement entered on September 22, 2005 by and among Altitude Group, LLC, Birch Associates, Inc., and D.C. Capital LLC and American United Group, Inc. (4)

10.8	Amendment No. 1 to the Share Purchase Agreement dated December 29, 2005 (5)

10.9	Letter Agreement by and between the Company and Kraft Rt. (5)

10.10	Cooperative R&D Contract Between Renewable Energy Solutions Inc. and Solar Thin Films Inc. dated December 19, 2006 (10)

14.1	Code of Ethics. (6)

21.1	List of Subsidiaries of the Company.(9)

31.1	Certification of the Chief Executive Officer and the Principal Accounting/Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Principal Accounting/Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Form 8-K Current Report filed on March 23, 2006

(2)	Incorporated by reference to the Form 8-K Current Report filed on June 19, 2006

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 15, 2005

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 30, 2005

(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 30, 2005.

(6)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on July 16, 2004.

(7)	Incorporated by reference to the Registration Statement filed on Form S-1 with the Securities and Exchange Commission on January 4, 2002.

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 17, 2006.

(9)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on July 25, 2006.

(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2006.

(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 28, 2007

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following is a summary of the fees billed to STF by RBSM LLP for professional services rendered for the fiscal years ended December 31, 2007 and 2006:

Fee Category	Fiscal 2007 Fees	Fiscal 2006 Fees
Audit Fees	$133,350	$71,367
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$133,350	$71,367

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Solar thin Films, Inc’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Solar thin Films, Inc’s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2007 or 2006.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2007 or 2006.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2007 or 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Dix Hills, New York, on the 31th day of March 2008.

SOLAR THIN FILMS, INC

By:	/s/ Peter Lewis
Peter Lewis
Chief Executive Officer and director

By:	/s/ Robert M. Rubin
Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURE		TITLE	DATE

By:	/s/ Peter Lewis	Chief Executive Officer and Director	March 31, 2008
Peter Lewis

By:	/s/ Robert M. Rubin	Chief Financial Officer (Principal Financial Officer and	March 31, 2008
	Robert M. Rubin	Principal Accounting Officer) and Director

SOLAR THIN FILMS, INC.

Index to Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at December 31, 2007 and 2006	F-2
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2007 and 2006	F-3
Consolidated Statements of Stockholders' Deficit for the two years ended December 31, 2007	F-4 to F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-6
Notes to Consolidated Financial Statements	F-7 to F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Solar Thin Films, Inc.
Dix Hills, New York

We have audited the consolidated balance sheets of Solar Thin Films, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations and comprehensive income (loss), stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, and effective January 1, 2006.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Thin Films, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
New York, New York March 25, 2008

SOLAR THIN FILMS, INC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,157,476	$2,667,483
Accounts receivable, net of allowance for doubtful accounts of $-0-	459,574	335,017
Accounts receivable, related party (Note 9)	1,456,863	880,130
Inventory (Note 2)	191,715	1,511,239
Prepaid expenses	-	655,717
Advances and other current assets	169,888	39,966
Total current assets	6,435,516	6,089,552

Property, plant and equipment, net of accumulated depreciation and amortization of $341,896 and $129,583, respectively (Note 3)	595,030	629,317

Other assets:
Deferred financing costs, net of accumulated amortization of $110,959	100,704	496,541
Other assets	7,682	10,024
Total other assets	108,386	506,565

Total assets	$7,138,932	$7,225,434

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note 4)	$3,072,799	$2,559,666
Advances received from customers	-	309,512
Note payable-other (Note 5)	1,500,000	1,500,000
Convertible Notes Payable, Current Portion, net of unamortized discount (Note 7)	-	448,899
Notes payable-related parties (Note 9)	-	157,472
Total current liabilities	4,572,799	4,975,549

Convertible notes payable, net of unamortized discount (Note 7)	1,773,746	1,447,150
Warrant liability (Note 7 )	-	1,465,500
Dividends payable (Note 6)	156,522	187,314
Total long term debt	1,930,268	3,099,964

Commitments and contingencies (Note 11)

Minority interest ( Note 10)	999,496	(43,916)

Stockholders’ Deficit
Preferred stock, par value $0.01 per share; 1,200,000 shares authorized; -0- issued and outstanding	-	-
Series B-1 Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, 228,652 shares issued and outstanding	2,286	2,286
Series B-3 Preferred stock, par value $0.01 per share, 232,500 shares authorized, 47,518 shares issued and outstanding	475	475
Series B-4 Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, 0 and 95,500 shares issued and outstanding, respectively	-	955
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 57,012,601 and 16,269,597 shares issued and outstanding, respectively (Note 8)	570,126	162,696
Additional paid in capital (Note 8)	22,857,742	3,627,872
Treasury stock, at cost	(80,000)	(80,000)
Deferred compensation	(79,750)	-
Accumulated deficit	(24,075,554)	(4,790,109)
Accumulated other comprehensive income	441,044	269,662
Total stockholders' deficit	(363,631)	(806,163)

Total Liabilities and Stockholders' Deficit	$7,138,932	$7,225,434

The accompanying notes are an integral part of these consolidated financial statements

SOLAR THIN FILMS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
REVENUE:	$5,779,578	$2,426,954
Cost of sales	4,779,962	1,766,806
Gross profit	999,616	660,148

OPERATING EXPENSES:
General, selling and administrative expenses	4,243,401	5,531,590
Research and development	360,000	11,600
Depreciation and amortization	220,860	55,328
Total operating expenses	4,824,261	5,598,518

NET LOSS FROM OPERATIONS	(3,824,645)	(4,938,370)

Other income/(expense)
Foreign exchange loss	(105,503)	(86,033)
Unrealized gain relating to adjustment of warrant liability to fair value	-	9,356,400
Interest expense, net	(4,527,940)	(1,476,599)
Debt acquisition costs	(395,837)	(110,959)
Other income	89,041	114,326

Net (loss) income before provision for income taxes	(8,764,884)	2,858,765

Income taxes	-	-

Net Income (loss) before minority interest	(8,764,884)	2,858,765

Minority interest (Note 1)	17,089	-

NET (LOSS) INCOME	$(8,747,795)	$2,858,765

Foreign currency translation gain	171,382	237,665

Comprehensive (Loss) Income	$(8,576,413)	$3,096,430

Net (loss) income per common share (basic)	$(0.21)	$0.18

Net loss per common share (fully diluted)-Note 1	$(0.21)	$(0.24)

Weighted average shares outstanding (basic)	42,452,053	16,106,497
Weighted average shares outstanding (assuming fully diluted)	42,452,053	20,733,570

The accompanying notes are an integral part of these consolidated financial statements

SOLAR THIN FILMS, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Series B-1		Preferred Series B-3		Preferred Series B-4		Common shares
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2005, as adjusted for Securities Purchase Agreement (Note 1) and reverse stock split (Note 8)	-	$-	-	$-	-	$-	16,035,222	$240,400
Shares issued to Kraft shareholders in exchange for 95.5% of issued and outstanding Kraft shares in connection with Securities Purchase Agreement on June 14, 2006 (Note 1)	-	-	-	-	95,500	955	-	-
Reclassification of Kraft equity with Share Exchange Agreement Transfer	-	-	-	-	-	-	-	(240,400)
Effect of merger with Solar Thin Films, Inc. (formerly American Global United) and assumption of liabilities on June 14, 2006 (Note 1)	228,652	2,286	47,518	475	-	-	-	160,352
Common stock issued in September 2006 for services rendered at $2.00 per share (Notes 1 and 8)	-	-	-	-	-	-	234,375	2,344
Fair value of 1,890,625 options issued an officer and director	-	-	-	-	-	-	-	-
Fair value of 156,250 options issued to a consultant for services rendered	-	-	-	-	-	-	-	-
Net Income at December 31, 2006	-	-	-	-	-	-	-	-
Balance at December 31, 2006	228,652	2,286	47,518	475	95,500	955	16,269,597	162,696
Fractional shares issued upon 1.6 to 1 reverse split on February 9, 2007	-	-	-	-	-	-	1,504	15
Effect of adoption of EITF 00-19-2 change in accounting principle (Note 1)	-	-	-	-	-	-	-	-
Issuance of 33,425,000 shares of common stock for conversion of 95,500 Preferred B-4 shares	-	-	-	-	(95,500)	(955)	33,425,000	334,250
Issuance of 1,312,500 shares of common stock in exchange for convertible notes payable	-	-	-	-	-	-	1,312,500	13,125
Common stock issued in June 2007 for services rendered at $0.48 per share	-	-	-	-	-	-	400,000	4,000
Fair value of warrants issued in conjunction with settlement of convertible debt	-	-	-	-	-	-	-	-
Fair value of vested portion of 3,000,000 options issued to an officer	-	-	-	-	-	-	-	-
Issuance of 1,575,000 shares of common stock to acquire minority interest in subsidiary at $0.75 per share	-	-	-	-	-	-	1,575,000	15,750
Issuance of 4,029,000 shares of common stock in exchange for convertible notes payable	-	-	-	-	-	-	4,029,000	40,290
Issuance of majority owned subsidiary common stock in exchange for services to be rendered	-	-	-	-	-	-	-	-
Issuance of majority owned subsidiary common stock in exchange for services rendered	-	-	-	-	-	-	-	-
Sale of majority owned subsidiary common stock by subsidiary	-	--	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-
Net loss, December 31, 2007	-	-	-	-	-	-	-	-
Balance, December 31, 2007	228,652	$2,286	47,518	$475	-	$-	57,012,601	$570,126

The accompanying notes are an integral part of these consolidated financial statements

SOLAR THIN FILMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2007 AND 2006

	Additional			Other		Total
	Paid in	Deferred	Treasury	Comprehensive	Accumulated	Stockholders'
	Capital	Compensation	Stock	Income (loss)	Deficit	Deficiency
Balance at December 31, 2005, as adjusted for Securities Purchase Agreement (Note 1) and reverse stock split (Note 8)	$253,781	$-	$-	$31,997	$(966,983)	$(440,805)
Shares issued to Kraft shareholders in exchange for 95.5% of issued and outstanding Kraft shares in connection with Securities Purchase Agreement on June 14, 2006 (Note 1)	(955)	-	-	-	-	-
Reclassification of Kraft equity with Share Exchange Agreement Transfer	240,400	-	-	-	-	-
Effect of merger with Solar Thin Films, Inc. (formerly American Global United) and assumption of liabilities on June 14, 2006 (Note 1)	(163,113)	-	(80,000)	-	(6,681,891)	(6,761,891)
Common stock issued in September 2006 for services rendered at $2.00 per share (Notes 1 and 8)	466,406	-	-	-	-	468,750
Fair value of 1,890,625 options issued an officer and director	2,720,228	-	-	-	-	2,720,228
Fair value of 156,250 options issued to a consultant for services rendered	111,125	-	-	-	-	111,125
Net Income at December 31, 2006	-	-	-	237,665	2,858,765	3,096,430
Balance at December 31, 2006	3,627,872	-	(80,000)	269,662	(4,790,109)	(806,163)
Fractional shares issued upon 1.6 to 1 reverse split on February 9, 2007	(15)	-	-	-	-	-
Effect of adoption of EITF 00-19-2 change in accounting principle (Note 1)	10,821,900	-	-	-	(9,356,400)	1,465,500
Issuance of 33,425,000 shares of common stock for conversion of 95,500 Preferred B-4 shares	(333,295)	-	-	-	-	-
Issuance of 1,312,500 shares of common stock in exchange for convertible notes payable	511,875	-	-	-	-	525,000
Common stock issued in June 2007 for services rendered at $0.48 per share	188,000	-	-	-	-	192,000
Fair value of warrants issued in conjunction with settlement of convertible debt	61,767	-	-	-	-	61,767
Fair value of vested portion of 3,000,000 options issued to an officer	356,618	-	-	-	-	356,618
Issuance of 1,575,000 shares of common stock to acquire minority interest in subsidiary at $0.75 per share	1,165,500	-	-	-	(1,181,250)	-
Issuance of 4,029,000 shares of common stock in exchange for convertible notes payable	3,988,710	-	-	-	-	4,029,000
Issuance of majority owned subsidiary common stock in exchange for services to be rendered	87,000	(87,000)	-	-	-	-
Issuance of majority owned subsidiary common stock in exchange for services rendered	50,000	-	-	-	-	50,000
Sale of majority owned subsidiary common stock by subsidiary	2,331,810	-	-	-	-	2,331,810
Amortization of deferred compensation	-	7,250	-	-	-	7,250
Foreign currency translation gain	-	-	-	171,382	-	171,382
Net loss, December 31, 2007	-	-	-	-	(8,747,795)	(8,747,795)
Balance, December 31, 2007	$22,857,742	$(79,750)	$(80,000)	$441,044	$(24,075,554)	$(363,631)

The accompanying notes are an integral part of these consolidated financial statements

SOLAR THIN FILMS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(8,747,795)	$2,858,765
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	220,860	55,328
Minority interest	(17,089)	(43,916)
Common stock issued for services rendered	242,000	468,750
Fair value of options issued to officer and director	356,618	2,720,228
Fair value of options issued for services rendered	-	111,125
Fair value of warrants issued in settlement of debenture	61,767	-
Amortization of deferred financing costs	395,837	110,959
Amortization of debt discounts	4,431,697	1,530,799
Amortization of deferred compensation cost	7,250	-
Unrealized gain on change in fair value of warrant liabilities	-	(9,356,400)
Loss on disposal of fixed assets	11,184	23,366
Changes in operating activities:
Accounts receivable	(124,557)	(323,986)
Accounts receivable, related party	(576,733)	(880,130)
Inventory	1,319,524	(1,129,865)
Prepaid expenses	655,717	(622,940)
Advances and other current assets	(129,922)	45,596
Other assets	2,342	(5,704)
Accounts payable and accrued liabilities	526,257	949,978
Advances received from customers	(309,512)	210,274
Other current liabilities	-	(2,545)
Net cash used in operating activities	(1,674,555)	(3,280,318)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in connection with merger with American United Global	-	5,258,503
Acquisition of property, plant and equipment	(197,757)	(559,435)
Net cash provided by (used in) investing activities	(197,757)	4,699,068

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, other-net	-	979,948
Proceeds from sale of common stock by majority owned subsidiary	3,348,395	-
Repayments of notes payable	-	(1,961)
Repayment of notes payable, related party	(157,472)	-
Net cash provided by financing activities	3,190,923	977,987

Effect of currency exchange rate on cash	171,382	237,665

Net increase in cash and cash equivalents	1,489,993	2,634,402
Cash and cash equivalents at beginning of period	2,667,483	33,081
Cash and cash equivalents at end of period	$4,157,476	$2,667,483

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$4,933	$12,910
Cash paid during the period for income taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for services rendered	$242,000	$468,750
Options issued for services rendered	$356,618	$2,831,353

The accompanying notes are an integral part of these consolidated financial statements

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Business and Basis of Presentation

The Company is incorporated under the laws of the State of Delaware, and is in the business of designing, manufacturing and marketing Solar Panel equipment on a world wide basis.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Superior Ventures Corp. and Kraft Elektronikai Zrt. (“Kraft”) and majority owned subsidiary, Solar Thin Power, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying financial statements present the historical financial condition, results of operations and cash flows of Kraft prior to the merger with American United Global.

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

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

In July 2007, the Company issued 1,575,000 shares of its common stock to acquire the remaining 4.5% of the outstanding common shares of Kraft. Accordingly, the Company has charged the fair value, based on the underlying common stock issued, of $1,181,250 to accumulated deficit in the year ended December 31, 2007.

Change in Accounting Principle for Registration Payment Arrangements.

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with Statement of Financial Accounting Standards (“FAS”) No. 5, Accounting for Contingencies , which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable. Subsequent to the adoption of FSP EITF 00-19-2, any changes in the carrying amount of the contingent liability will result in a gain or loss that will be recognized in the consolidated statement of operations in the period the changes occur. The guidance in FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for the consolidated financial statements issued for the year beginning January 1, 2007, and interim periods within that year.

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On January 1, 2007, the Company adopted the provisions of FSP EITF 00-19-2 to account for the registration payment arrangement associated with our June 2006 financing (see note 7). On February 13, 2007 the Company became effective with their SB-2 and as such management determined that it was not probable that we would have any additional payment obligations under the June 2006 Registration Payment Arrangement; therefore, additional accrual for contingent obligation is not required under the provisions of FSP EITF 00-19-2. Accordingly, the warrant liability account was eliminated and the comparative consolidated financial statements of prior periods and as of December 31, 2006 have been adjusted to apply the new method retrospectively. The following financial statement line items for the years ended December 31, 2007 and 2006 by the change in accounting principle:

Consolidated Statements of Operations

	As Computed	As Reported
	under	under FSP	Effect of
	EITF 00-19	EITF 00-19-2	Change
Year ended December 31, 2007
Loss from operations	$(3,824,645)	$(3,824,645)	$—
Other income (loss)	(4,940,239)	(4,940,239)	—
Loss on fair value of warrants	(3,972,600)	—	3,972,600
Net loss	(12,720,395)	(8,747,795)	3,972,600
Net loss per share	$(0.30)	$(0.21)	$0.09

	As Originally		Effect of
	Reported	As Adjusted	Change
Year ended December 31, 2006
Loss from operations	$(4,938,370)	$(4,938,370)	$—
Other income (loss)	(1,559,265)	(1,559,265)	—
Gain on fair value warrants	9,356,400	—	(9,356,400)
Net income (loss)	2,858,765	(6,497,635)	(9,356,400)
Net income (loss) per share	$0.18	$(0.32)	$(0.50)

Consolidated Balance Sheet

	As Computed	As Reported
	under	under FSP	Effect of
	EITF 00-19	EITF 00-19-2	Change
December 31, 2007
Warrant liability	$5,438,100	$—	$(5,438,100)
Total liabilities	11,941,167	6,503,067	(5,438,100)
Additional paid-in capital	12,035,842	22,857,742	10,821,900
Deficit	(14,719,154)	(24,075,554)	(9,356,400)
Total stockholders’ deficit	(5,801,731)	(363,631)	5,438,100

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Consolidated Statements of Cash Flows

	As Computed	As Reported
	under	under FSP	Effect of
	EITF 00-19	EITF 00-19-2	Change
Year ended December 31, 2007
Net loss	$(12,720,395)	$(8,747,795)	$3,972,600
Loss on value of warrant liability	3,972,600	—	(3,972,600)

	As Originally		Effect of
	Reported	As Adjusted	Change
Year ended December 31, 2006
Net income (loss)	$2,858,765	$(6,497,635)	$(9,356,400)
Gain on value of warrant liability	(9,356,400)	—	9,356,400

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts was $0 for the years ended December 31, 2007 and 2006.

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of December 31, 2007 and 2006 amounted to $0 and $309,512, respectively. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant.

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

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

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the company. There were no bill and hold transactions at December 31, 2007 and 2006.

Percentage-of-Completion Accounting: in accordance with the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." (“SOP 81-1”), sales - derived from long-term fixed-priced contracts to design, develop and construct of complete or just part of turnkey manufacturing plants that produce photovoltaic thin film modules in accordance with customer specifications - are recorded using the percentage of completion method as the compounds are delivered (under the units of delivery method). The contract costs related to delivered compounds are recorded to cost of revenue as the compounds are delivered and revenue is recognized.

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

The Company accrued a provision for product warranty of approximately $180,000 during 2007; of which approximately $85,000 was utilized during the year ended December 31, 2007. No warranty liability was accrued in 2006.

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

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to products are expensed in the period incurred. The Company incurred expenditures of $360,000 and $11,600 on research and product development for the years ended December 31, 2007 and 2006, respectively.

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported income or losses.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

The estimated useful lives of property, plant and equipment are as follows:

Land and buildings	3 to 50 years
Funitures and fixtures	3 to 7 years
Machinery, plant and equipment	3 to 7 years

We evaluate the carrying value of items of property, plant and equipment to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of an item of property, plant and equipment is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value. We measure impairment based on the amount by which the carrying value of the respective asset exceeds its fair value. Fair value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective for the year beginning January 1, 2006 the Company has adopted SFAS 123 (R), “Share-Based Payment” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006.

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the year ended December 31, 2006, the Company granted 1,875,000 (See Note 8) stock options to Csaba Toro, an officer of the Company with an exercise price of $2.18 (See Note 8) per share expiring ten years from the date of issuance. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 49.48%; risk free interest rate: 4.61%. The fair value of $2,720,228 was recorded as a charge to earnings in 2006.

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

For the year ended December 31, 2007, the Company granted 3,000,000 stock options to Peter Lewis, an officer of the Company with an exercise price of $0.533 per share vesting over two years and expiring ten years from the date of issuance. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 82.53%; risk free interest rate: 5.14%. The fair value of the vested portion of $356,618 was charged to operations for the year ended December 31, 2007.

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

Foreign Currency Translation

The Company translates the foreign currency financial statements into US Dollars using the year end or average exchange rates in accordance with the requirements of SFAS No. 52, “Foreign Currency Translation”. Assets, liabilities and equity of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues, expenses and retained earnings are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity. Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net income (loss) per share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the year ended December 31, 2007, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for year ended December 31, 2006:

Year ended December 31, 2006
Net income used in computing basic net income per share	$2,858,765
Impact of assumed assumptions:
Amortization of debt discount (interest expense) on convertible debentures	1,530,799
Impact of equity classified as liability:
Gain on warrant liability marked to fair value	(9,356,400)
Net loss in computing diluted net loss per share:	$(4,966,836)

The weighted average shares outstanding used in the basic net earnings (loss) per share computations for the years ended December 31, 2007 and 2006 were 42,452,053 and 16,106,497 shares respectively. In determining the number of shares used in computing diluted loss per share, the Company added approximately -0- and 4,627,073 potentially dilutive shares for the years ended December 31, 2007 and 2006, respectively. The potentially dilutive shares added were attributable to the warrants and convertible debt issued in connection with the private placement of the Company’s convertible notes (see Note 7 and 11)

For the calculation of earnings per share, such stock warrants are considered equity and are included in diluted shares as their effect is dilutive. In accordance with Emerging Issues Task Force, EITF, Topic D-72 and paragraph 29 of SFAS 128, we adjusted net income (the basic earnings per share numerator) for purpose of computing diluted net earnings per share.

As a result, the diluted loss per share for the year ended December 31, 2006 was $(0.24).

Options and warrants to purchase 11,046,875 and 0 shares of our common stock were excluded from the 2007 and 2006 computation of diluted earnings per share, respectively, because the effect would be antidilutive.

Liquidity

The Company has incurred net loss of $8,747,795 and negative cash flows from operating activities of $1,674,555 for the year ended December 31, 2007. Although the Company has a positive working capital of $1,862,717 and a cash balance of $4,157,476 at December 31, 2007, there can be no assurance such amounts will be sufficient to meet the Company's cash flows needs from its operating activites for the next twelve months.

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN No. 48”). FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “ Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. We did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, FASB issued its SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No.157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In September 2006 the FASB issued its SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. SFAS No. did not have a material impact on the Company's financial position, results of operations or cash flows as the Company does not have any defined benefit pension and other postretirement plans at December 31, 2007.

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company adopted FSP 00-19-2 in the preparation of the financial statements (see Note 1).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial position, results of operations or cash flows.

 Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of December 31, 2007 and 2006 consist of the following.

	2007	2006
Finished Goods	$-	$498,200
Work in Progress	103,416	983,982
Raw Materials	88,299	29,057
	$191,715	$1,511,239
NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at December 31, 2007 and 2006 consist of the following:

	2007	2006
Land and buildings	$239,019	$209,305
Furniture and fixture	92,434	62,524
Machinery, plant and equipment	605,473	487,071
Total	936,926	758,900

Accumulated depreciation	341,896	129,583
Property and equipment	$595,030	$629,317

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

Depreciation and amortization expense was $220,860 and $55,328 for the year ended December 31, 2007 and 2006, respectively.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2007 and 2006 were as follows:

	2007	2006
Accounts payable	$166,814	$213,077
Other accrued expenses, including a penalty in the amount of $720,000 and $480,000 in connection with liquidating charges as of December 31, 2007 and 2006, respectively (Note 7)	1,245,785	836,389
Accrued interest	1,660,200	1,510,200
	$3,072,799	$2,559,666

NOTE 5 - NOTES PAYABLE OTHER

A summary of notes payable other at December 31, 2007 and 2006 consists of the following:

	2007	2006
Demand note payable: interest payable at 10.0 % per annum; in default and unsecured	$1,500,000	$1,500,000
	$1,500,000	$1,500,000

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 6- DIVIDENDS PAYABLE

In 2000 and 2001, the Company declared a dividend to its shareholders. However based on the Company’s limited financial resources it has been unable to pay it. The shareholders have conceded the deferment of this dividend until the company financially can afford paying it. At December 31, 2007 and 2006 the outstanding balance was $156,522 and $187,314, respectively.

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES

A summary of convertible notes payable at December 31, 2007 and 2006 are as follows:

	2007	2006
Convertible notes payable (“September 2005”), non-interest bearing interest; secured and due March 2007; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a conversion price equal to 50% of the closing price on the day prior to the submission of the conversion notice, however, the conversion price may not be lower than $0.40 per share (Note 8)	$-	$525,000
Debt Discount - beneficial conversion feature, net of accumulated amortization of $448,898	-	(76,102)
Net	-	448,898
Convertible notes payable (“March 2006”) non-interest bearing; secured and due March 2009	1,250,000	1,250,000
Debt Discount, net of accumulated amortization of $793,363 and $351,260, respectively	(456,637)	(898,740)
Net	793,363	351,260
Convertible notes payable (“June 2006”), non- interest bearing; secured and due June 2009; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a rate of $1.00 per share (Note 8).	1,971,000	6,000,000
Debt Discount, net of accumulated amortization of $980,383 and $1,095,891, respectively	(990,617)	(4,904,109)
Net	980,383	1,095,891
Total	1,773,746	1,896,049
Less Current Maturities	( -)	(448,899)
Net	$1,773,746	$1,447,150

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

 SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5) , the Former Holding Company, American United Global, Inc. (the “Former”) allocated, on a relative fair value basis, the net proceeds amongst the common stock and convertible notes issued to the investors. The Former recognized a discount to the notes in the amount of $ 221,519 during the year ended December 31, 2005. The note discount is being amortized over the maturity period of the notes, being eighteen months. The Former recognized an imbedded beneficial conversion feature present in the Convertible Notes and allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. As of December 31, 2005 the Former recognized $ 303,481 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Notes’ maturity period, being eighteen months, as interest expense.

In June 2007, the September 2005 investors converted the notes into the Company’s common stock at a conversion price equal of $0.40 (Note 8) (the “Floor Price”). As an inducement to convert, the Company granted to the noteholders 333,334 warrants with a right to purchase the Company’s common stock at $1.00 per share for a period of three years from the date of issuance. The warrants were valued using the “Black-Scholes” option pricing method with the following assumptions: dividend yield: $-0-; volatility: 82.53%; risk free rate: 4.98%. The fair value of the warrants of $61,767 was charged to current period operations in 2007.

The Company amortized the Convertible Notes’ debt discount and recorded non-cash interest expense of $76,102 and $158,945 during the years ended December 31, 2007 and 2006, respectively.

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

 SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

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

The Company amortized the Convertible Notes’ debt discount and recorded non-cash interest expense of $442,103 and $109,012, respectively, during the years ended December 31, 2007 and 2006, respectively.

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

 SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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

In the year ended December 31, 2007, certain June 2006 investors converted $4,029,000 of convertible notes to 4,029,000 shares of the Company’s common stock.

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The Company amortized and wrote off the Convertible Notes’ debt discount and recorded a non-cash interest expense of $3,913,493 and $1,095,890 for the years ended December 31, 2007 and 2006, respectively.

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

The Board of Directors has designated 1,000,000 shares of its preferred stock as Series B-1 Preferred Stock (“B-1 Preferred”). Each share of Series B-1 Preferred stock is entitled to preference upon liquidation of $2.19 (See below) per share for any unconverted shares. Each shares of the Series B-1 Preferred Stock shall be entitled to one (1) vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Seventeen (17) (See below) Series B-1 Preferred shares may be converted to one (1) share of the Company’s common stock. As of December 31, 2007, there were 228,652 shares of Series B-1 Preferred issued and outstanding.

The Board of Directors has designated 232,500 shares of its preferred stock as Series B-3 Preferred Stock (“B-3 Preferred”). Each share of the Series B-3 Preferred Stock shall be entitled to thirty two (32) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Each Series B-3 Preferred share may be converted to thirty two (32) shares of the Company’s common stock. As of December 31, 2007, there were 47,518 shares of Series B-3 Preferred issued and outstanding.

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 8- CAPITAL STOCK (continued)

In June, 2006 the Board of Directors designated 1,000,000 shares of its preferred stock as Series B-4 Preferred Stock (“B-4 Preferred”).  Upon the filing of an amendment which increased the number of authorized common shares such that there was an adequate amount of authorized common stock per issuance upon conversion of the Series B-4 Preferred, the Series B-4 shares automatically converted to shares of the Company's common stock at a rate of three hundred fifty (350) common shares for each share of Series B-4 Preferred. At December 31, 95,500 shares of Series B-4 Preferred stock were converted into 33,425,000 shares of the Company’s common stock. As of December 31, 2007, there were no shares of Series B-4 Preferred issued and outstanding.

Common Stock

On February 9, 2007, the Company effected a one-for-one sixth (1 to 1.6) reverse stock split of it authorized and outstanding shares of common stock, $0.01 par value (see Note 12). All references in the financial statements and the notes to financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split. The Company has restated from 26,031,355 to 16,269,597 shares of common stock issued and outstanding as of December 31, 2006 to reflect the reverse split.

On February 9, 2007, the Company is authorized to issue 150,000,000 shares of common stock with a par value of $.01 per share (see Note 12). As of December 31, 2007 and 2006, there were 57,012,601 and 16,269,597 shares of common stock issued and outstanding, respectively.

Common Stock

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

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 8- CAPITAL STOCK (continued)

In September 2007, the Company issued 16,000 shares of its Common stock in exchange for convertible debentures of $16,000.

In October 2007, the Company issued 2,467,600 shares of its Common stock in exchange for convertible debentures of $2,467,600.

In November 2007, the Company issued 1,096,400 shares of its Common stock in exchange for convertible debentures of $1,096,400.

In December 2007, the Company issued 349,000 shares of its Common stock in exchange for convertible debentures of $349,000.

NOTE 9- RELATED PARTY NOTES PAYABLE AND TRANSACTIONS

A summary of notes payable to shareholders at December 31, 2007 and 2006 are as follows:
	2007	2006
Note payable to Company’s shareholder in monthly installments of interest only at 5% per annum; unsecured; maturity date of August 31, 2005. The Company is in default under the terms of the note agreement	$-	$24,760

Note payable to Company’s shareholder in monthly installments of interest only at 0% per annum; unsecured; maturity date of July 31, 2005. The Company is in default under the terms of the note agreement	-	12,875

Note payable to Company’s shareholder in monthly installments of interest only at 5% per annum; unsecured; maturity date of March 29, 2005. The Company is in default under the terms of the note agreement	-	119,837

Total	-	157,472

Less current portion	-	(157,472)

Long term	$-	$-

The main strategic partner of the Company in the sale of turnkey thin-film photovoltaic module manufacturing facilities is presently Renewable Energy Solutions, Inc. (“RESI”). Historically, the Company has also partnered with Terra Solar Global, Inc. (“Terra Solar”). Terra Solar, Inc. (“TSI”) owns approximately 49% of the outstanding securities of Terra Solar. Zoltan Kiss, a director and shareholder of the Company, is a shareholder of TSI. Zoltan Kiss, a director and shareholder of the Company, is also the Chairman and majority owner of RESI. Over the past two years, the Company has been supplying equipment for a large turnkey project with Blue Star Terra Corporation in China through its strategic partners - RESI and Terra Solar. The Blue Star contract was originally held by Terra Solar and in April 2007 RESI assumed right and obligations under the contract from Terra Solar. Revenues under the contract were $2,751,836 for the year ended December 31, 2007. The Company currently has related party trade receivables of $1,456,863 from RESI as of December 31, 2007, primarily from the Blue Star Contract. While the Company’s liability is contractually limited to the delivery of equipment and not to turnkey manufacturing performance, there is some risk of non-payment until the facility has successfully passed an acceptance test, a RESI liability. Mr. Kiss resigned as Chairman and a Director of the Company effective December 20, 2007.

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 9- RELATED PARTY NOTES PAYABLE AND TRANSACTIONS (continued)

The Company signed a cooperative Research and Development Contract, and a Marketing and Manufacturing Facility Turn On Function Contract with RESI on December 20, 2006 and January 30, 2007, respectively. Zoltan Kiss, the Company’s Chairman of the Board, is Chairman and majority shareholder of RESI. Payments made to RESI under the Research and Development Contract for the year ended December 31, 2007 amounted to $360,000 or $30,000 per month. No payments have been made to RESI under the Marketing and Manufacturing Facility Turn On Function Contract for the year ended December 31, 2007.

In addition, the Company entered into a contract with RESI as of June 2007 whereby the Company’s CEO, Peter Lewis, provides certain marketing and management services to RESI. The contract expired on December 31, 2007. Payments made to the Company under this contract for the year ended December 31, 2007 amounted to $35,000 or $5,000 per month. The services are primarily related to the structuring and sale of module manufacturing joint ventures an activity which management expects will result in equipment sales revenue for the Company.

Revenue from equipment production ordered by RESI reached $369,108 for the year ended December 31, 2007. Services utilized from RESI in connection with production and installation of the Company’s equipment was $99,329 for the year ended December 31, 2007.

The Company has a dividend payment obligation due to the former shareholders valued at $156,522 and $187,314 as of December 31, 2007 and 2006, respectively.

NOTE 10 - MINORITY INTEREST AND PUT LIABILITY

Formation of Subsidiary

On October 18, 2007, the Company organized a wholly owned subsidiary, Solar Thin Power, Inc under the laws of the state of Nevada. On October 24, 2007, Solar Thin Power, Inc. issued 50,000,000 shares of its common stock in exchange for services rendered to the Company and 14,500,000 common shares for services to be preformed. On December 19, 2007, Solar Thin Power, Inc. completed the sale of 6,770,000 shares of its common stock at a net sales price of $0.4946 per share. In conjunction with the sale of the common stock of Solar Thin Power, Inc., the Company issued 3,385,000 warrants to purchase shares in the Company’s common stock at $3.30 per share for five years. As of December 31, 2007; the Company is a 70.15% owner of Solar Thin Power, Inc.

Put Liability

Additionally, in conjunction with the sale of the common stock of Solar Thin Power, Inc. at December 19, 2007; the Company agreed to complete a Registration Statement with the Securities Exchange Commission and use its best efforts to have the Registration Statement declared effective within eighteen months (“listing date”) of closing. In the event that Solar Thin Power, Inc. is not a publicly listed company by listing date, the Company has agreed to re-acquire, at the option of the shareholders, half of the common stock issued at the aggregate purchase price (“Put Option”).

NOTE 11- ECONOMIC DEPENDENCY

During the year ended December 31, 2007 approximately $5,779,578 or 100% of total revenues were derived from three customers; for the year ended December 31, 2006; $2,086,844 or 86% were derived from two customers.

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 12 - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at December 31, 2007:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.00	333,334	2.47	$1.00	333,334	$1.00
1.20	625,000	1.21	1.20	625,000	1.20
2.00	3,000,000	1.46	2.00	3,000,000	2.00
2.20	3,000,000	2.46	2.20	3,000,000	2.20
3.00	3,000,000	1.46	3.00	3,000,000	3.00
3.30	6,385,000	3.81	3.30	6,385,000	3.30
 Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2005	-	$-
Granted	12,625,000	2.56
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	12,625,000	2.56
Granted	3,718,334	3.10
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	16,343,334	$2.68

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

The Company granted 333,334 warrants in connection with the conversion of debentures during the year ended December 31, 2007. The warrants are exercisable until three years after the date of issuance at a purchase price of $1.00. The warrants were valued using the “Black-Scholes” option pricing method with the following assumptions: dividend yield: $-0-; volatility: 82.53%; risk free rate: 4.98%. The fair value of the warrants of $61,767 was charged to current period operations.

In conjunction with the sale of the Company’s majority owned subsidiary, Solar Thin Power, Inc. by the subsidiary, the Company issued 3,385,000 warrants to purchase the Company’s common stock at $3.30 per share exercisable until five years from the date of issuance. (see Note 10 above)

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 12 - STOCK OPTIONS AND WARRANTS (continued)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees and directors of the Company at December 31, 2007 (See Note 8 above):

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.533	3,000,000	9.47	$0.533	875,000	$0.533
$2.07	15,625	1.70	$2.07	15,625	$2.07

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2005:	-	$-
Granted	1,890,625	$2.18
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006:	1,890,625	$2.18
Granted	3,000,000	$0.533
Exercised	-	-
Canceled or expired	(1,875,000)	(2.18)
Outstanding at December 31, 2007:	3,015,625	$0.55

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

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 12 - STOCK OPTIONS AND WARRANTS (continued)

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

During the year ended December 31, 2007, the Company granted 3,000,000 stock options to an officer and employee with an exercise price of $0.533 expiring ten years from issuance and vesting on a pro rata basis over two years. The fair value of the vested portion (determined as described below) of $356,618 was charged to earnings for the year ended December 31, 2007.

The weighted-average fair value of stock options granted to an officer and employee during the year ended December 31, 2007 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	5.14%
Expected stock price volatility	82.53%
Expected dividend payout	-
Expected option life-years (a)	10

(a)The expected option life is based on contractual expiration dates.

NOTE 13 - INCOME TAXES

The Company has adopted SFAS No. 109 “Accounting for Income Taxes” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the year ended December 31, 2007.

SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 13 - INCOME TAXES (continued)

At December 31, 2007, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $24,000,000, which starts to expire in the year 2023, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2007 are as follows:

Non current:
Net operating loss carryforward	$8,400,000
Valuation allowance	(8,400,000)
Net deferred tax asset	$—

For the years ended December 31, 2007 and 2006, the Company incurred losses once significant tax adjusting items are considered.

An income tax provision for the years ended December 31, 2007 and 2006 consists of the following:

	2007	2006
Provision for income taxes	$-0-	$-0-

The Company paid local filing fees which are not deemed to be income taxes and have been included in SG&A expenses for the year ended December 31, 2007.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease agreement

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. In November 2007, the Company signed the modification of lease agreement resulted a charge of $20,800 per months from January 1, 2008 for three years period of time. The 3 year minimum future cash flow for the leases at December 31, 2007 is as follows:

Fiscal Year:	Amount:
December 31, 2008	$249,600
December 31, 2009	$249,600
December 31, 2010	$249,600

Litigation

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

 SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 14 - COMMITMENTS AND CONTINGENCIES (continued)

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

On or about February 19, 2008, the Company was served with process by Hudson Bay Fund, L.P. (“Hudson Bay”). Hudson Bay is seeking in excess of registration delay payments. The Company intends to vigorously defend against such action.

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

To date, the Company has not been contacted and has not been notified of any delinquency in payments due under these leases. The original leases were entered into during early to mid 1997 each of which was for a five-year term. Extensions of an additional 20 months were negotiated with the original lessor in 1998 and 1999 moving the ending date to approximately mid 2004. The balance due under the leases in June 1999 upon transfer and sale to EGLOBE was approximately $2,800,000 including accrued interest and the monthly payments were approximately $55,000. The balance that is currently due under the leases is unknown and there would most likely have been negotiated reductions of amounts due during the bankruptcy proceedings.

Product Warranty Obligation

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with the FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees.” The range for the warranty coverage for the Company’s products is up to 18 to 24 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company’s determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations. Accrued provision for product warranty was approximately $95,000 and $0 as of December 31, 2007 and 2006, respectively.

 SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 14 - COMMITMENTS AND CONTINGENCIES (continued)

Employment and Consulting Agreements

The Company has consulting agreements with its key officers. In addition to compensation and benefit provisions, the agreements include non-disclosure and confidentiality provisions for the protection of the Company's proprietary information.

In connection with the merger with Kraft, the Company entered into consulting agreements with its Chairman of the Board of Directors and a director pursuant to which each will receive annual compensation of $160,000 per annum and major medical benefits in consideration for services performed on behalf of the Company. Each of these agreements is for a term of three years. For the year ended December 31, 2007, an aggregate of $381,000 have been paid to Robert Rubin, who serves as Chief Financial Officer, and Zoltan Kiss, exclusive of major medical benefits. In the case of Robert Rubin, the amounts paid for consulting services were grossed up to cover applicable taxes. Zoltan Kiss has elected not to participate in the Company's major medical plan.

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from the inception and renewable automatically from year to year unless either the company or consultant terminates such engagement by written notice

NOTE 15 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has negative cash flows from operations. In addition, the Company has incurred an accumulated deficit of $24,075,554 and stockholders’ deficit of $363,631 at December 31, 2007. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance that the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and services and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 16 - SUBSEQUENT EVENTS

On January 31, 2008, the Company entered into an Assignment and Assumption Agreement of Joint Venture Contract with RESI, pursuant to which the Company agreed to transfer the sum of $500,000 on behalf of RESI to the Weihai BlueStar Photovoltaic Co. Ltd. (“BlueStar) in exchange for a 5% equity interest in BlueStar. The Company acquired the 5% interest in February 2008.

 SOLAR THIN FILMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 16 - SUBSEQUENT EVENTS (continued)

On March 19, 2008, the Board of Directors granted options to employees of the Company under the 2007 Incentive Plan to purchase an aggregate of 670,000 shares of the Company’s common stock.  Such options are exercisable at $0.75 per share for a period of 18 months.

In the first quarter of 2008, the Company issued 595,000 shares of common stock utilized for conversion of 595,000 notes payable.