Form 10-Q
period 2008-03-31
Solar Thin Films, Inc.
filed 2008-05-15
CIK 859792

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(516) 417-8454
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.01 par value	57,608,601
(Class)	(Outstanding at May 13, 2008)

SOLAR THIN FILMS, INC .
Form 10-Q
for the Quarter Ended March 31, 2008

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Deficit for the Three Months Ended March 31, 2008 (Unaudited) and Twelve Months Ended December 31, 2007	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4T	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3	Defaults upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

Signatures		35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,685,047	$4,157,476
Accounts receivable, net of allowance for doubtful accounts of $-0-	269,764	459,574
Accounts receivable, related party	1,331,863	1,456,863
Inventory	683,656	191,715
Advances and other current assets	205,654	169,888
Total current assets	5,175,984	6,435,516

Property, plant and equipment, net of accumulated depreciation and amortization of $407,024 and $341,896, respectively	584,923	595,030

Other assets:
Deferred financing costs, net of accumulated amortization of $532,358 and $506,796	75,142	100,704
Investment into CG Solar, at cost	1,500,000	-
Other assets	7,183	7,682
Total other assets	1,582,325	108,386

Total assets	$7,343,232	$7,138,932

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$3,287,678	$3,072,799
Notes payable, current portion	903,585	-
Advances received from customers	635,055	-
Note payable-other	1,500,000	1,500,000
Total current liabilities	6,326,318	4,572,799

Convertible notes payable, net of unamortized discount	636,840	1,773,746
Dividends payable	164,841	156,522
Total long term debt	801,681	1,930,268

Commitments and contingencies

Minority interest	1,086,586	999,496

Stockholders’ Deficit
Preferred stock, par value $0.01 per share; 1,200,000 shares authorized; -0- issued and outstanding	-	-
Series B-1 Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, 228,652 shares issued and outstanding	2,286	2,286
Series B-3 Preferred stock, par value $0.01 per share, 232,500 shares authorized, 47,518 shares issued and outstanding	475	475
Series B-4 Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, - 0 - shares issued and outstanding, respectively	-	-
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 57,607,601 and 57,012,601 shares issued and outstanding, respectively	576,076	570,126
Additional paid in capital	23,679,151	22,857,742
Treasury stock, at cost	(80,000)	(80,000)
Deferred compensation	(68,875)	(79,750)
Accumulated deficit	(25,529,192)	(24,075,554)
Accumulated other comprehensive income	548,726	441,044
Total stockholders' deficit	(871,353)	(363,631)

Total Liabilities and Stockholders' Deficit	$7,343,232	$7,138,932

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE LOSS
(unaudited)

	Three months ended March 31,
	2008	2007

REVENUE:	$287,994	$1,902,963
Cost of sales	256,393	1,680,130
Gross profit	31,601	222,833

OPERATING EXPENSES:
General, selling and administrative expenses	941,640	1,380,778
Research and development	90,000	90,000
Depreciation and amortization	49,922	23,084
Total operating expenses	1,081,562	1,493,862

NET LOSS FROM OPERATIONS	(1,049,961)	(1,271,029)

Other income/(expense)
Foreign exchange gain (loss)	40,669	(4,932)
Interest expense, net	(413,211)	(682,805)
Debt acquisition costs	(25,563)	(49,932)
Other income	2,515	14,299

Net loss before provision for income taxes	(1,445,551)	(1,994,399)

Income taxes	-	-

Net loss before minority interest	(1,445,551)	(1,994,399)

Minority interest	(8,087)	-

NET LOSS	$(1,453,638)	$(1,994,399)

Foreign currency translation gain	107,682	26,321

Comprehensive Loss	$(1,345,956)	$(1,968,078)

Net loss per common share (basic and diluted)	$(0.03)	$(0.11)

Weighted average shares outstanding (basic and diluted)	57,404,579	18,948,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
TWELVE MONTHS ENDED DECEMBER 31, 2007 AND THREE MONTHS ENDED MARCH 31, 2008
(unaudited)

	Preferred Series B-1		Preferred Series B-3		Preferred Series B-4		Common shares
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2006	228,652	$2,286	47,518	$475	95,500	$955	16,269,597	$162,696
Fractional shares issued upon 1.6 to 1 reverse split on February 9, 2007	-	-	-	-	-	-	1,504	15
Effect of adoption of EITF 00-19-2 change in accounting principle	-	-	-	-	-	-	-	-
Issuance of 33,425,000 shares of common stock for conversion of 95,500 Preferred B-4 shares	-	-	-	-	(95,500)	(955)	33,425,000	334,250
Issuance of 1,312,500 shares of common stock in exchange for convertible notes payable	-	-	-	-	-	-	1,312,500	13,125
Common stock issued in June 2007 for services rendered at $0.48 per share	-	-	-	-	-	-	400,000	4,000
Fair value of warrants issued in conjunction with settlement of convertible debt	-	-	-	-	-	-	-	-
Fair value of vested portion of 3,000,000 options issued to an officer	-	-	-	-	-	-	-	-
Issuance of 1,575,000 shares of common stock to acquire minority interest in subsidiary at $0.75 per share	-	-	-	-	-	-	1,575,000	15,750
Issuance of 4,029,000 shares of common stock in exchange for convertible notes payable	-	-	-	-	-	-	4,029,000	40,290
Issuance of majority owned subsidiary common stock in exchange for services to be rendered	-	-	-	-	-	-	-	-
Issuance of majority owned subsidiary common stock in exchange for services rendered	-	-	-	-	-	-	-	-
Sale of majority owned subsidiary common stock by subsidiary	-	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-
Net loss, December 31, 2007	-	-	-	-	-	-	-	-
Balance, December 31, 2007	228,652	$2,286	47,518	$475	-	$-	57,012,601	$570,126
Issuance of 595,000 shares of common stock in exchange for convertible notes payable	-	-	-	-	-	-	595,000	5,950
Fair value of vested portion of employee options issued	-	-	-	-	-	-	-	-
Sale of majority owned subsidiary common stock by subsidiary	-	-	-	-	-	-	-	-
Reduction in equity ownership of majority owned subsidiary	-	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-
Balance, March 31, 2008	228,652	$2,286	47,518	$475	-	$-	57,607,601	$576,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
TWELVE MONTHS ENDED DECEMBER 31, 2007 AND THREE MONTHS ENDED MARCH 31, 2008
(unaudited)

				Other		Total
	Additional	Deferred	Treasury	Comprehensive	Accumulated	Stockholders'
	Paid in Capital	Compensation	Stock	Income (loss)	Deficit	Deficiency
Balance at December 31, 2006	$3,627,872	-	$(80,000)	$269,662	$(4,790,109)	$(806,163)
Fractional shares issued upon 1.6 to 1 reverse split on February 9, 2007	(15)	-	-	-	-	-
Effect of adoption of EITF 00-19-2 change in accounting principle	10,821,900	-	-	-	(9,356,400)	1,465,500
Issuance of 33,425,000 shares of common stock for conversion of 95,500 Preferred B-4 shares	(333,295)	-	-	-	-	-
Issuance of 1,312,500 shares of common stock in exchange for convertible notes payable	511,875	-	-	-	-	525,000
Common stock issued in June 2007 for services rendered at $0.48 per share	188,000	-	-	-	-	192,000
Fair value of warrants issued in conjunction with settlement of convertible debt	61,767	-	-	-	-	61,767
Fair value of vested portion of 3,000,000 options issued to an officer	356,618	-	-	-	-	356,618
Issuance of 1,575,000 shares of common stock to acquire minority interest in subsidiary at $0.75 per share	1,165,500	-	-	-	(1,181,250)	-
Issuance of 4,029,000 shares of common stock in exchange for convertible notes payable	3,988,710	-	-	-	-	4,029,000
Issuance of majority owned subsidiary common stock in exchange for services to be rendered	87,000	(87,000)	-	-	-	-
Issuance of majority owned subsidiary common stock in exchange for services rendered	50,000	-	-	-	-	50,000
Sale of majority owned subsidiary common stock by subsidiary	2,331,810	-	-	-	-	2,331,810
Amortization of deferred compensation	-	7,250	-	-	-	7,250
Foreign currency translation gain	-	-	-	171,382	-	171,382
Net loss, December 31, 2007	-	-	-	-	(8,747,795)	(8,747,795)
Balance, December 31, 2007	$22,857,742	$(79,750)	$(80,000)	$441,044	$(24,075,554)	$(363,631)
Issuance of 595,000 shares of common stock in exchange for convertible notes payable	589,050	-	-	-	-	595,000
Fair value of vested portion of employee options issued	161,361	-	-	-	-	161,361
Sale of majority owned subsidiary common stock by subsidiary	105,225	-	-	-	-	105,225
Reduction in equity ownership of majority owned subsidiary	(34,227)	-	-	-	-	(34,227)
Amortization of deferred compensation	-	10,875	-	-	-	10,875
Foreign currency translation gain	-	-	-	107,682	-	107,682
Net Loss	-	-	-	-	(1,453,638)	(1,453,638)
Balance, March 31, 2008	$23,679,151	$(68,875)	$(80,000)	$548,726	$(25,529,192)	$(871,353)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,453,638)	$(1,994,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49,922	23,084
Minority interest	8,087	-
Fair value of options issued to officers and employees	161,362	-
Amortization of deferred financing costs	25,562	49,932
Amortization of debt discounts	361,679	678,264
Amortization of deferred compensation cost	10,875	-
Changes in operating activities:
Accounts receivable	189,810	(88,752)
Accounts receivable, related party	125,000	(590,623)
Inventory	(491,941)	397,264
Prepaid expenses	-	542,021
Advances and other current assets	(35,766)	(658)
Other assets	499	44,219
Accounts payable and accrued liabilities	223,198	266,254
Advances received from customers	635,055	(221,755)
Net cash used in operating activities	(190,296)	(895,149)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(1,500,000)	-
Acquisition of property, plant and equipment	(39,815)	(48,985)
Net cash used in investing activities	(1,539,815)	(48,985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of accrued dividend payable	-	(42,150)
Repayment of notes payable, related party	-	(157,472)
Proceeds from sale of common stock by subsidiary	150,000	-
Net cash provided by (used in) financing activities	150,000	(199,622)

Effect of currency exchange rate on cash	107,682	26,321

Net decrease in cash and cash equivalents	(1,472,429)	(1,117,435)
Cash and cash equivalents at beginning of period	4,157,476	2,667,483
Cash and cash equivalents at end of period	$2,685,047	$1,550,048

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,101	$4,541
Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

General

The accompanying unaudited condensed consolidated financial statements of Solar Thin Film, Inc., (“Solar” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's Form 10KSB filed with the SEC on April 4, 2008.

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

Effective with the Agreement, 95.5% of previously outstanding shares of its common stock owned by the Kraft’s shareholders were exchanged for an aggregate of 95,500 shares of the Company’s newly issued Series B-4 Preferred Stock (the “Series B-4 Preferred”). The Series B-4 Preferred were each automatically convertible into 350 shares of common stock or an aggregate of 33,425,000 shares of the Company’s common stock. The conversion is subject to the Company increasing its authorized shares of common stock. Under the Agreement, prior to such conversion, each Series B-4 Preferred share will have the voting rights equal to 350 shares of common stock and vote together with the shares of common stock on all matters.

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
MARCH 31, 2008

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

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts was $0 for both the quarter ended March 31, 2008 and the year ended December 31, 2007.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of March 31, 2008 and December 31, 2007 amounted to $0 and $0, respectively. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant.

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

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the company. There were no bill and hold transactions at March 31, 2008 and 2007.

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

The Company accrued a provision for product warranty of approximately $180,000 during 2007; of which approximately $85,000 was utilized during the year ended December 31, 2007 with approximately $56,000 remaining as of March 31, 2008. No warranty liability was accrued during the quarter ended March 31, 2008.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to products are expensed in the period incurred. The Company incurred expenditures of $90,000 and $90,000 on research and product development for the quarters ended March 31, 2008 and 2007, respectively.

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

Investments

During the three month period ended March 31, 2008, the Company acquired 15% interest in CG Solar, formerly WeiHai Blue Star Terra Photovoltaic Co., Ltd, a Sino-Foreign Joint Venture Company organized under the laws of the People’s Republic of China. The investment of $1,500,000 is carried at cost under the cost method of accounting for investment.

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted SFAS 123 (R) “Share-Based Payment” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the year ended December 31, 2007, the Company granted 3,000,000 stock options to Peter Lewis, an officer of the Company with an exercise price of $0.533 per share vesting over two years and expiring ten years from the date of issuance. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 82.53%; risk free interest rate: 5.14%. The fair value of the vested portion of $151,646 was charged to operations for the three month period ended March 31, 2008.

For the three month period ended March 31, 2008, the Company granted an aggregate of 670,000 stock options to employees, directors and officers with an exercise price of $0.75 per share vesting over eighteen months and expiring ten years from date of issuance. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 93.08%; risk free interest rate: 3.38%. The fair value of the vested portion of $9,716 was charged to operations for the three month period ended March 31, 2008.

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

Net income (loss) per share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the three month period ended March 31, 2008 and 2007, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Liquidity

The Company has incurred a net loss of $1,453,638 and negative cash flows from operating activities of $190,296 for the three month period ended March 31, 2008. As of March 31, 2008 the Company’s current liabilities exceeded their current assets by $1,150,334.

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
MARCH 31, 2008

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
MARCH 31, 2008

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

In March 2008, FASB No. 161, ‘‘Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133’’ (‘‘SFAS 161’’) was issued. SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS 133 and is effective for fiscal years and interim periods beginning November 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS 161.

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of March 31, 2008 and December 31, 2007 consist of the following.

	March 31, 2008	December 31, 2007
Work in Progress	$517,815	$103,416
Raw Materials	165,841	88,299
	$683,656	$191,715
NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at March 31, 2008 and December 31, 2007 consist of the following:

	March 31, 2008	December 31, 2007
Land and buildings	$252,220	$239,019
Furniture and fixture	97,336	92,434
Machinery, plant and equipment	642,391	605,473
Total	991,947	936,926

Accumulated depreciation	407,024	341,896
Property and equipment	$584,923	$595,030

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

Depreciation and amortization expense was $49,922 and $23,084 for the three month period ended March 31, 2008 and 2007, respectively.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
Accounts payable	$171,678	$166,814
Other accrued expenses, including a penalty in the amount of $720,000 in connection with liquidating charges as of March 31, 2008 and December 31, 2007	1,418,300	1,245,785
Accrued interest	1,697,700	1,660,200
	$3,287,678	$3,072,799

NOTE 5 - NOTES PAYABLE OTHER

A summary of notes payable other at March 31, 2008 and December 31, 2007 consists of the following:

	March 31, 2008	December 31, 2007
Demand note payable: interest payable at 10.0 % per annum; in default and unsecured	$1,500,000	$1,500,000
	$1,500,000	$1,500,000

NOTE 6- DIVIDENDS PAYABLE

In 2000 and 2001, the Company declared a dividend to its shareholders. However based on the Company’s limited financial resources it has been unable to pay it. The shareholders have conceded the deferment of this dividend until the company financially can afford paying it. At March 31, 2008 and December 31, 2007 the outstanding balance was $164,841 and $156,522, respectively.

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES

A summary of convertible notes payable at March 31, 2008 and December 31, 2007are as follows:

	March 31, 2008	December 31, 2007
Convertible notes payable (“March 2006”) non-interest bearing; secured and due March 2009	1,250,000	1,250,000
Debt Discount, net of accumulated amortization of $903,585 and $793,363, respectively	(346,415)	(456,657)
Net	903,585	793,363
Convertible notes payable (“June 2006”), non- interest bearing; secured and due June 2009; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a rate of $1.00 per share (Note 8).	1,376,000	1,971,000
Debt Discount, net of accumulated amortization of $636,840 and $980,383, respectively	(739,160)	(990,617)
Net	636,840	980,383

Total	1,540,425	1,773,746
Less Current Maturities	(903,585)	( -)
Net	$636,840	$1,773,746

 SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

The March 2006 Notes are interest free and mature on the earlier of (i) March 16, 2009 or (ii) the Company closing on a financing in the aggregate amount of $12,000,000. The Company granted the March 2006 Investors piggyback registration rights with respect to the March 2006 Shares and the shares of common stock underlying the warrants. Further, Robert M. Rubin, CFO and a Director of the Company, has personally guaranteed payment of the March 2006 Notes.

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

The Company amortized the Convertible Notes’ debt discount and recorded non-cash interest expense of $110,223 and $109,012 during the three month period ended March 31, 2008 and 2007, respectively.

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
MARCH 31, 2008

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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

In the three month period ended March 31, 2008, certain June 2006 investors converted $595,000 of convertible notes to 595,000 shares of the Company’s common stock.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 7- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The Company amortized and wrote off the Convertible Notes’ debt discount and recorded a non-cash interest expense of $251,456 and $493,150 for the three month period ended March 31, 2008 and 2007, respectively.

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

The Board of Directors has designated 1,000,000 shares of its preferred stock as Series B-1 Preferred Stock (“B-1 Preferred”). Each share of Series B-1 Preferred stock is entitled to preference upon liquidation of $2.19 (See below) per share for any unconverted shares. Each shares of the Series B-1 Preferred Stock shall be entitled to one (1) vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Seventeen (17) (See below) Series B-1 Preferred shares may be converted to one (1) share of the Company’s common stock. As of March 31, 2008, there were 228,652 shares of Series B-1 Preferred issued and outstanding.

The Board of Directors has designated 232,500 shares of its preferred stock as Series B-3 Preferred Stock (“B-3 Preferred”). Each share of the Series B-3 Preferred Stock shall be entitled to thirty two (32) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Each Series B-3 Preferred share may be converted to thirty two (32) shares of the Company’s common stock. As of March 31, 2008, there were 47,518 shares of Series B-3 Preferred issued and outstanding.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 8- CAPITAL STOCK (continued)

In June, 2006 the Board of Directors designated 1,000,000 shares of its preferred stock as Series B-4 Preferred Stock (“B-4 Preferred”).  Upon the filing of an amendment which increased the number of authorized common shares such that there was an adequate amount of authorized common stock per issuance upon conversion of the Series B-4 Preferred, the Series B-4 shares automatically converted to shares of the Company's common stock at a rate of three hundred fifty (350) common shares for each share of Series B-4 Preferred. At December 31, 2007 95,500 shares of Series B-4 Preferred stock were converted into 33,425,000 shares of the Company’s common stock. As of December 31, 2007 and March 31, 2008, there were no shares of Series B-4 Preferred issued and outstanding.

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

On February 9, 2007, the Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.01 per share (see Note 12). As of March 31, 2008 and December 31, 2007, there were 57,607,601 and 57,012,601 shares of common stock issued and outstanding, respectively.

In February 2007 The Company amended its Certificate of Incorporation increasing its authorized shares of common stock to issue 150,000,000 shares of common stock with a par value of $0.01 per share.

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

In July 2007, the Company issued 1,575,000 shares of its Common stock in exchange for the outstanding minority interest in Kraft.

In August 2007, the Company issued 100,000 shares of its Common stock in exchange for convertible debentures of $100,000.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

In January 2008, the Company issued 400,000 shares of its Common stock in exchange for convertible debentures of $400,000.

In March 2008, the Company issued 195,000 shares of its Common stock in exchange for convertible debentures of $195,000.

NOTE 9- RELATED PARTY TRANSACTIONS

The main strategic partner of the Company in the sale of turnkey thin-film photovoltaic module manufacturing facilities is presently Renewable Energy Solutions, Inc. (“RESI”). Historically, the Company has also partnered with Terra Solar Global, Inc. (“Terra Solar”). Terra Solar, Inc. (“TSI”) owns approximately 49% of the outstanding securities of Terra Solar. Zoltan Kiss, a director and shareholder of the Company, is a shareholder of TSI. Zoltan Kiss, a director and shareholder of the Company, is also the Chairman and majority owner of RESI. Over the past two years, the Company has been supplying equipment for a large turnkey project with Blue Star Terra Corporation in China through its strategic partners - RESI and Terra Solar. The Blue Star contract was originally held by Terra Solar and in April 2007 RESI assumed right and obligations under the contract from Terra Solar. Revenues under the contract were $2,751,836 for the year ended December 31, 2007, while no revenue generated in 2008. The Company currently has related party trade receivables of $1,331,863 from RESI as of March 31, 2008, primarily from the Blue Star Contract. While the Company’s liability is contractually limited to the delivery of equipment and not to turnkey manufacturing performance, there is some risk of non-payment until the facility has successfully passed an acceptance test, a RESI liability. Mr. Kiss resigned as Chairman and a Director of the Company effective December 20, 2007.

The Company signed a cooperative Research and Development Contract, and a Marketing and Manufacturing Facility Turn On Function Contract with RESI on December 20, 2006 and January 30, 2007, respectively. Zoltan Kiss, the Company’s former Chairman of the Board, is Chairman and majority shareholder of RESI. Payments made to RESI under the Research and Development Contract for the quarter ended March 31, 2008 and 2007 amounted to $90,000 or $90,000, respectively. No payments have been made to RESI under the Marketing and Manufacturing Facility Turn On Function Contract for the quarter ended March 31, 2008.

Revenues from RESI were $0 and $5,257 for the three months ended March 31, 2008 and 2007, respectively.

The Company has a dividend payment obligation due to the former shareholders valued at $164,841 and $156,522 as of March 31, 2008 and December 31, 2007, respectively.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 10 – MINORITY INTEREST AND PUT LIABILITY

Formation of Subsidiary

On October 18, 2007, the Company organized a wholly owned subsidiary, Solar Thin Power, Inc. under the laws of the state of Nevada. On October 24, 2007, Solar Thin Power, Inc. issued 50,000,000 shares of its common stock in exchange for services rendered to the Company and 14,500,000 common shares for services to be preformed. On December 19, 2007 and January 23, 2008, Solar Thin Power, Inc. completed the sale of a total of 7,070,000 shares of its common stock at a net sales price of $0.4948 per share. In conjunction with the sale of the common stock of Solar Thin Power, Inc., the Company issued 3,535,000 warrants to purchase shares in the Company’s common stock at $3.30 per share for five years. As of March 31, 2008 and December 31, 2007; the Company was a 69.86% and 70.15% owner of Solar Thin Power, Inc.

Put Liability

Additionally, in conjunction with the sale of the common stock of Solar Thin Power, Inc., at December 19, 2007 and January 23, 2008; the Company agreed to complete a Registration Statement with the Securities Exchange Commission and use its best efforts to have the Registration Statement declared effective within eighteen months (“listing date”) of closing. In the event that Solar Thin Power, Inc. is not a publicly listed company by listing date, the Company has agreed to re-acquire, at the option of the shareholders, half of the common stock issued at the aggregate purchase price (“Put Option”).

NOTE 11- ECONOMIC DEPENDENCY

During the three month period ended March 31, 2008, $287,994 or 100% of the total revenues were derived from one customer; for the three month period ended March 31, 2007; $1,897,821 or 99% were derived from two customers.

NOTE 12 – STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at March 31, 2008:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.00	333,334	2.22	$1.00	333,334	$1.00
1.20	625,000	0.96	1.20	625,000	1.20
2.00	3,000,000	1.21	2.00	3,000,000	2.00
2.20	3,000,000	2.21	2.20	3,000,000	2.20
3.00	3,000,000	1.21	3.00	3,000,000	3.00
3.30	6,685,000	3.56	3.30	6,685,000	3.30

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	12,625,000	$2.56
Granted	3,718,334	3.10
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	16,343,334	2.68
Granted	300,000	3.30
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2008 (Unaudited)	16,643,334	$2.69

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 12 – STOCK OPTIONS AND WARRANTS (continued)

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

In conjunction with the sale of the Company’s majority owned subsidiary, Solar Thin Power, Inc. by the subsidiary, the Company issued 3,685,000 warrants to purchase the Company’s common stock at $3.30 per share exercisable until five years from the date of issuance. (see Note 10 above)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees and directors of the Company at March 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.533	3,000,000	9.22	$0.533	1,250,000	$0.533
$0.75	670,000	9.97	$0.75	15,894	$0.75
$2.07	15,625	1.70	$2.07	15,625	$2.07

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2006	1,890,625	$2.18
Granted	3,000,000	$0.533
Exercised	-	-
Canceled or expired	(1,875,000)	(2.18)
Outstanding at December 31, 2007	3,015,625	$0.55
Granted	670,000	$0.75
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2008 (Unaudited)	3,685,625	$0.58

During the year ended December 31, 2007, the Company granted 3,000,000 stock options to an officer and employee with an exercise price of $0.533 expiring ten years from issuance and vesting on a pro rata basis over two years. The fair value of the vested portion (determined as described below) of $151,646 was charged to earnings for the three month period ended March 31, 2008.

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

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 12 – STOCK OPTIONS AND WARRANTS (continued)

During the three month period ended March 31, 2008, the Company granted 670,000 stock options to officers and employees with an exercise price of $0.75 expiring ten years from issuance and vesting on a pro rata basis over eighteen months. The fair value of the vested portion (determined as described below) of $9,716 was charged to operating results for the three month period ended March 31, 2008.

The weighted-average fair value of stock options granted to officers and employees during the three month period ended March 31, 2008 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.38%
Expected stock price volatility	93.08%
Expected dividend payout	-
Expected option life-years (a)	10

(a)The expected option life is based on contractual expiration dates.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Lease agreement

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. In November 2007, the terms of the lease agreement were modified effectively increasing the monthly rent to $20,800 per month starting on January 1, 2008 for the next three years. The 3 year minimum future cash flow for the leases at March 31, 2008 is as follows:

Fiscal Year:	Amount:
December 31, 2008	$187,200
December 31, 2009	$249,600
December 31, 2010	$249,600

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

Currently, the suit has not proceeded and past the filing and service of the complaint. We have obtained an open-ended extension of time in which to answer and/or move with regard to the complaint. We are attempting to resolve the matter amicably. However, in the event litigation proceeds, it will be aggressively defended.

Hudson Bay Fund, L.P. vs. Solar Thin Films, Inc. f/k/a American United Global, Inc. (Supreme Court, New York State, New York County). In this suit filed on February 8, 2008, plaintiffs are seeking amounts related to registration delay penalties in an amount not to exceed $50,000, plus interest and costs. The Company has filed an answer to the plaintiff’s complaint and has also made certain discovery requests.

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
MARCH 31, 2008

NOTE 13 - COMMITMENTS AND CONTINGENCIES (continued)

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

Product Warranty Obligation

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with the FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees.” The range for the warranty coverage for the Company’s products is up to 18 to 24 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company’s determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations. Accrued provision for product warranty was approximately $56,000 and $95,000 as of March 31, 2008 and December 31, 2007, respectively.

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

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from the inception and renewable automatically from year to year unless either the company or consultant terminates such engagement by written notice

NOTE 14 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has negative cash flow from operations. In addition, the Company has incurred an accumulated deficit of $25,529,192 and stockholders’ deficit of $871,353 at March 31, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

 SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 14 – GOING CONCERN (continued)

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

NOTE 15 – SUBSEQUENT EVENTS

On April 8, 2008 ,the Company entered into an agreement with Grupo Unisolar, S.A. (the “Agreement”), pursuant to which the Company sold a five mega watt turn-key a-SI Module thin film photovoltaic manufacturing plant to Grupo Unisolar for an aggregate purchase price of $12.3 million. The Plant will be constructed in Spain. In connection with the sale of the plant, the Company also agreed to provide certain installation and testing services to Grupo Unisolar.

On April 17, 2008, the Board of Directors approved grant of 600,000 options to Peter Lewis. Such options are exercisable at $0.80 per share vesting at a rate of 100,000 shares per month commencing on June 1, 2009.

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

Critical Accounting Estimates and Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Accounting policies that management believes to be critical to understanding the results of operations and the effect of the more significant judgments and estimates used in the preparation of the consolidated financial statements are the same as those described in the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2007 filed with SEC on April 4, 2008.

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

Results of Operations

Three Months Period Ended March 31, 2008 compared to Three Months Period Ended March 31, 2007

Revenue

The following table summarizes our revenues for the three months ended March 31, 2008 and 2007:

Three months ended March 31,	2008	2007
Total Revenue	$287,994	$1,902,963

For the three months ended March 31, 2008, revenue was decreased by $1,614,969 as compared to the similar period in 2007 due to fall in value of orders and delivered products.

Cost of revenue

The following table summarizes our cost of revenue for the three months ended March 31, 2008 and 2007:

Three months ended March 31,	2008	2007
Total cost of revenue	$256,393	$1,680,130

Our cost of revenue for three months ended March 31, 2008 were $256,393 or 89.0% of our sales as compared to $1,680,130, or 88.3% of our sales for the three months ended March 31, 2007. Our cost of revenue predominantly consists of the cost of labor, raw materials and absorbed indirect manufacturing cost.

General, selling and administrative expenses

The following table summarizes our general, selling and administrative expenses for the three months ended March 31, 2008 and 2007:

Three months ended March 31,	2008	2007
General, selling and administrative expenses	$941,640	$1,380,778

For the three months ended March 31, 2008 general, selling and administrative expenses were $941,640 as compared to $1,380,778 for the three months ended March 31, 2007.

Research and development

The following table summarizes our research and development expenses for the three months ended March 31, 2008 and 2007:

Three months ended March 31,	2008	2007
Research and development expenses	$90,000	$90,000

Our research and development for three months ended March 31, 2008 were $90,000 compared to $90,000 for the three months ended March 31, 2007. In late 2005, the Company suspended its research and development activity, while it signed a new contract with RESI in the middle of December 2006 for a new agreement representing a monthly charge of $30,000.

Depreciation and amortization

The following table summarizes our depreciation and amortization for the three months ended March 31, 2008 and 2007:

Three months ended March 31,	2008	2007
Depreciation and amortization	$49,922	$23,084

Depreciation and amortization has increased by $26,838 in the three months ended March 31, 2008 compared to the same period in 2007. The increase can be attributed to the acquisition of new equipment purchased during 2007.

Interest expense, net

The following table summarizes our interest expense, net for the three months ended March 31, 2008 and 2007:

Three months ended March 31,	2008	2007
Interest expense, net	$413,211	$682,805

Interest expense, net has decreased by $269,594 in the quarter ended March 31, 2008 compared to the same period in 2007. The decrease is mainly due to the reduction in amortization of the debt discount caused by conversion convertible debentures into our common stock.

Liquidity and Capital Resources

As of March 31, 2008, our cash, cash equivalents and marketable securities were $2,685,047, a decrease of $1,472,429 from December 31, 2007.

As of March 31, 2008, we had working capital deficit of $1,150,334. We generated a deficit in cash flow from operations of $190,296 for the three months ended March 31, 2008. This deficit is primary attributable to our net loss from operations of $1,453,638, net with depreciation and amortization, amortization of debt discount and deferred financing costs of $448,038 as well as $161,362 fair value of vested options and warrants issued, minority interests of $8,087 and the changes in the balances of current assets and liabilities. Accounts payable and accrued expenses and advances received from customer increased by $858,253, and inventory, receivables, prepaid expenses and other current assets increased (net) by $212,398.

Cash flow used by investing activities for the three month period ended March 31, 2008 was $1,539,815, due to the acquisition of a 15% interest in C G Solar of $1,500,000 and the purchase of property and equipment of $39,815.

We met our cash requirements during the period through net proceeds from the sale of common stock of our subsidiary, Solar Thin Power, Inc of $150,000.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow requirements from operations and development. We believe, we have sufficient cash on hand as of March 31, 2008 to meet our working capital needs and requirements for the next twelve (12) months. However, we are seeking additional financing, which may take the form of debt, convertible debt or equity, in order to provide the additional working capital and funds for expansion. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

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

INFLATION AND FOREIGN CURRENCY

The Company maintains its books in local currency: US Dollars for the parent holding Company and Solar Thin Film Power, Inc in the United States of America and Hungarian Forint for Kraft in Hungary.

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

The translation of the Company’s subsidiaries forint denominated balance sheets into U.S. dollars, as of March 31, 2008, has been affected by the weakening of the U.S. dollar against the Hungarian forint from 172.61 as of December 31, 2007, to 163.90 as of March 31, 2008, an approximate 5% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the quarters ended March 31, 2008 and 2007 were 173.23 and 192.56, respectively.

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

In March 2008, FASB No. 161, ‘‘Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133’’ (‘‘SFAS 161’’) was issued. SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS 133 and is effective for fiscal years and interim periods beginning November 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS 161.

 Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Forward-Looking Statements

We may from time to time make written or oral statements that are "forward-looking," including statements contained in this Form 10Q and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to uncertainties associated with the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by Item 305.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, we are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

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

Hudson Bay Fund, L.P. vs. Solar Thin Films, Inc. f/k/a American United Global, Inc. (Supreme Court, New York State, New York County). In this suit filed on February 8, 2008, plaintiffs are seeking amounts related to registration delay penalties in an amount not to exceed $50,000, plus interest and costs. The Company has filed an answer to the plaintiff’s complaint and has also made certain discovery requests.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business described in our Annual Reports on Form 10-KSB for the year ended December 31, 2007 filed with SEC on April 4, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR THIN FILMS, INC.

Date: May 15, 2008	By:	/s/ Peter Lewis
Peter Lewis
Chief Executive Officer

SOLAR THIN FILMS, INC.

Date: May 15, 2008	By:	/s/ Robert Rubin
Robert Rubin
Chief Financial Officer
(Principal Financial Officer)