Form 10-Q
period 2008-06-30
Solar Thin Films, Inc.
filed 2008-08-19
CIK 859792

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.01 par value	57,783,601
(Class)	(Outstanding at August 11, 2008)

SOLAR THIN FILMS, INC.
Form 10-Q
for the Quarter Ended June 30, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2008	2007
Current assets:	(unaudited)
Cash and cash equivalents	$1,373,301	$4,157,476
Accounts receivable, net of allowance for doubtful accounts of $-0-	432,498	459,574
Accounts receivable, related party	1,332,822	1,456,863
Inventory	985,926	191,715
Note receivable	250,000	-
Advances and other current assets	228,647	169,888
Total current assets	4,603,194	6,435,516

Property, plant and equipment, net of accumulated depreciation and amortization of $496,444 and $341,896, respectively	615,795	595,030

Other assets:
Deferred financing costs, net of accumulated amortization of $549,682 and $506,796	57,818	100,704
Investment into CG Solar, at cost	1,500,000	-
Other assets	6,873	7,682
Total other assets	1,564,691	108,386

Total assets	$6,783,680	$7,138,932

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$3,144,222	$3,072,799
Notes payable, current portion	1,645,055	-
Advances received from customers	982,376	-
Note payable-other	1,500,000	1,500,000
Total current liabilities	7,271,653	4,572,799

Convertible notes payable, net of unamortized discount	-	1,773,746
Dividends payable	180,404	156,522
Total long term debt	180,404	1,930,268

Commitments and contingencies

Minority interest	1,074,022	999,496

Stockholders’ Deficit
Preferred stock, par value $0.01 per share; 1,200,000 shares authorized; -0- issued and outstanding	-	-
Series B-1 Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, 228,652 shares issued and outstanding	2,286	2,286
Series B-3 Preferred stock, par value $0.01 per share, 232,500 shares authorized, 47,518 shares issued and outstanding	475	475
Series B-4 Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, - 0 - shares issued and outstanding, respectively	-	-
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 57,783,601 and 57,012,601 shares issued and outstanding, respectively	577,836	570,126
Common stock to be issued	187,586	-
Additional paid in capital	24,091,425	22,857,742
Treasury stock, at cost	(80,000)	(80,000)
Deferred compensation	(58,000)	(79,750)
Accumulated deficit	(27,121,073)	(24,075,554)
Accumulated other comprehensive income	657,066	441,044
Total stockholders' deficit	(1,742,399)	(363,631)

Total Liabilities and Stockholders' Deficit	$6,783,680	$7,138,932

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(unaudited)

	Three months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007

REVENUE:	$728,093	$1,642,096	$1,016,087	$3,545,059
Cost of sales	649,336	1,267,127	905,729	2,947,257
Gross profit	78,757	374,969	110,358	597,802

OPERATING EXPENSES:
General, selling and administrative expenses	1,170,399	950,235	2,112,039	2,331,013
Research and development	90,000	90,000	180,000	180,000
Depreciation and amortization	50,276	25,006	100,198	48,090
Total operating expenses	1,310,675	1,065,241	2,392,237	2,559,103

NET LOSS FROM OPERATIONS	(1,231,918)	(690,272)	(2,281,879)	(1,961,301)

Other income/(expense)
Foreign exchange gain (loss)	(70,667)	35,434	(29,998)	30,502
Interest expense, net	(266,955)	(647,400)	(680,166)	(1,330,205)
Debt acquisition costs	(17,323)	(50,486)	(42,886)	(100,418)
Other income (expense)	(92)	(61,646)	2,423	(47,347)

Net loss before provision for income taxes	(1,586,955)	(1,414,370)	(3,032,506)	(3,408,769)

Income taxes	-	-	-	-

Net loss before minority interest	(1,586,955)	(1,414,370)	(3,032,506)	(3,408,769)

Minority interest	(4,926)	-	(13,013)	-

NET LOSS	(1,591,881)	(1,414,370)	(3,045,519)	(3,408,769)

Foreign currency translation gain	108,340	34,372	216,022	60,693

Comprehensive Loss	$(1,483,541)	$(1,379,998)	$(2,829,497)	$(3,348,076)

Net loss per common share (basic and diluted)	$(0.03)	$(0.03)	$(0.05)	$(0.11)

Weighted average shares outstanding (basic and diluted)	57,658,370	41,921,376	57,531,475	30,498,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
TWELVE MONTHS ENDED DECEMBER 31, 2007 AND SIX MONTHS ENDED JUNE 30, 2008
(unaudited)

	Preferred Series B-1		Preferred Series B-3		Preferred Series B-4		Common shares
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2006	228,652	$2,286	47,518	$475	95,500	$955	16,269,597	$162,696
Fractional shares issued upon 1.6 to 1 reverse split on February 9, 2007	-	-	-	-	-	-	1,504	15
Effect of adoption of EITF 00-19-2 change in accounting principle	-	-	-	-	-	-	-	-
Issuance of 33,425,000 shares of common stock for conversion of 95,500 Preferred B-4 shares	-	-	-	-	(95,500)	(955)	33,425,000	334,250
Issuance of 1,312,500 shares of common stock in exchange for convertible notes payable	-	-	-	-	-	-	1,312,500	13,125
Common stock issued in June 2007 for services rendered at $0.48 per share	-	-	-	-	-	-	400,000	4,000
Fair value of warrants issued in conjunction with settlement of convertible debt	-	-	-	-	-	-	-	-
Fair value of vested portion of 3,000,000 options issued to an officer	-	-	-	-	-	-	-	-
Issuance of 1,575,000 shares of common stock to acquire minority interest in subsidiary at $0.75 per share	-	-	-	-	-	-	1,575,000	15,750
Issuance of 4,029,000 shares of common stock in exchange for convertible notes payable	-	-	-	-	-	-	4,029,000	40,290
Issuance of majority owned subsidiary common stock in exchange for services to be rendered	-	-	-	-	-	-	-	-
Issuance of majority owned subsidiary common stock in exchange for services rendered	-	-	-	-	-	-	-	-
Sale of majority owned subsidiary common stock by subsidiary	-	--	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-
Net loss, December 31, 2007	-	-	-	-	-	-	-	-
Balance, December 31, 2007	228,652	$2,286	47,518	$475	-	$-	57,012,601	$570,126
Issuance of 771,000 shares of common stock in exchange for convertible notes payable	-	-	-	-	-	-	771,000	7,710
Fair value of vested portion of employee options issued	-	-	-	-	-	-	-	-
Sale of majority owned subsidiary common stock by subsidiary	-	-	-	-	-	-	-	-
Reduction in equity ownership of majority owned subsidiary	-	-	-	-	-	-	-	-
Common shares to be issued in connection with services rendered	-	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-
Balance, June 30, 2008	228,652	$2,286	47,518	$475	-	$-	57,783,601	$577,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
TWELVE MONTHS ENDED DECEMBER 31, 2007 AND SIX MONTHS ENDED JUNE 30, 2008
(unaudited)

	Common shares To be issued	Additional Paid in Capital	Deferred Compensation	Treasury Stock	Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders' Deficiency

Balance at December 31, 2006	$-	$3,627,872	-	$(80,000)	$269,662	$(4,790,109)	$(806,163)
Fractional shares issued upon 1.6 to 1 reverse split on February 9, 2007	-	(15)	-	-	-	-	-
Effect of adoption of EITF 00-19-2 change in accounting principle	-	10,821,900	-	-	-	(9,356,400)	1,465,500
Issuance of 33,425,000 shares of common stock for conversion of 95,500 Preferred B-4 shares	-	(333,295)	-	-	-	-	-
Issuance of 1,312,500 shares of common stock in exchange for convertible notes payable	-	511,875	-	-	-	-	525,000
Common stock issued in June 2007 for services rendered at $0.48 per share	-	188,000	-	-	-	-	192,000
Fair value of warrants issued in conjunction with settlement of convertible debt	-	61,767	-	-	-	-	61,767
Fair value of vested portion of 3,000,000 options issued to an officer	-	356,618	-	-	-	-	356,618
Issuance of 1,575,000 shares of common stock to acquire minority interest in subsidiary at $0.75 per share	-	1,165,500	-	-	-	(1,181,250)	-
Issuance of 4,029,000 shares of common stock in exchange for convertible notes payable	-	3,988,710	-	-	-	-	4,029,000
Issuance of majority owned subsidiary common stock in exchange for services to be rendered	-	87,000	(87,000)	-	-	-	-
Issuance of majority owned subsidiary common stock in exchange for services rendered	-	50,000	-	-	-	-	50,000
Sale of majority owned subsidiary common stock by subsidiary	-	2,331,810	-	-	-	-	2,331,810
Amortization of deferred compensation	-	-	7,250	-	-	-	7,250
Foreign currency translation gain	-	-	-	-	171,382	-	171,382
Net loss, December 31, 2007	-	-	-	-	-	(8,747,795)	(8,747,795)
Balance, December 31, 2007	$-	$22,857,742	$(79,750)	$(80,000)	$441,044	$(24,075,554)	$(363,631)
Issuance of 771,000 shares of common stock in exchange for convertible notes payable	-	763,290	-	-	-	-	771,000
Fair value of vested portion of employee options issued	-	381,905	-	-	-	-	381,905
Sale of majority owned subsidiary common stock by subsidiary	-	105,226	-	-	-	-	105,226
Reduction in equity ownership of majority owned subsidiary	-	(16,738)	-	-	-	-	(16,738)
Common stock to be issued in connection with services rendered	187,586						187,586
Amortization of deferred compensation	-	-	21,750	-	-	-	21,750
Foreign currency translation gain	-	-	-	-	216,022	-	216,022
Net Loss	-	-	-	-	-	(3,045,519)	(3,045,519)
Balance, June 30, 2008	$187,586	$24,091,425	$(58,000)	$(80,000)	$657,066	$(27,121,073)	$(1,742,399)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,045,519)	$(3,408,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	100,198	48,090
Minority interest	13,013	-
Fair value of options issued to officers and employees	381,905	49,993
Amortization of deferred financing costs	42,886	100,418
Amortization of deferred compensation costs	21,750	-
Amortization of debt discounts	642,309	1,287,117
Fair value of warrants issued in conjunction with settlement of debenture	-	61,767
Common stock issued in exchange for services rendered	-	192,000
Changes in operating activities:
Accounts receivable	27,076	105,768
Accounts receivable, related party	124,041	(630,369)
Inventory	(794,211)	872,390
Prepaid expenses	-	433,072
Note receivable	(250,000)	-
Advances and other current assets	(58,759)	16,407
Other assets	809	44,036
Accounts payable and accrued liabilities	282,892	242,138
Advances received from customers	982,376	(30,351)
Net cash used in operating activities	(1,529,234)	(616,293)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(1,500,000)	-
Acquisition of property, plant and equipment	(120,963)	(78,349)
Net cash used in investing activities	(1,620,963)	(78,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of accrued dividend payable	-	(39,418)
Repayment of notes payable, related party	-	(157,472)
Proceeds from sale of common stock by subsidiary	150,000	-
Net cash provided by (used in) financing activities	150,000	(196,890)

Effect of currency exchange rate on cash	216,022	60,693

Net decrease in cash and cash equivalents	(2,784,175)	(830,839)
Cash and cash equivalents at beginning of period	4,157,476	2,667,483
Cash and cash equivalents at end of period	$1,373,301	$1,836,644

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,191	$2,502
Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the SEC on April 4, 2008.

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
JUNE 30, 2008

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

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts was $0 at June 30, 2008 and December 31, 2007.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

For revenue from product/contract sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: 1) Persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the selling price is fixed and determinable; and 4) collectibility is reasonably assured.

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of June 30, 2008 and December 31, 2007 amounted to $982,376 and $0, respectively. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant.

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

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the Company. There were no bill and hold transactions at June 30, 2008 and December 31, 2007.

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

In April 2008 the Company has entered into a long term contract with Grupo Unisolar, S.A. which falls under the percentage of completion accounting method. As of June 30, 2008 no revenue has been earned and the Company has recorded the initial deposit of $601,031 as deferred revenue.

Product Warranty costs

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees as a charge in the current period cost of goods sold. The warranty coverage for the Company’s products ranges from 18 to 24 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company’s determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company accrued a provision for product warranty of approximately $180,000 during 2007; of which approximately $85,000 was utilized during the year ended December 31, 2007. An additional $20,000 warranty liability was accrued during the quarter ended June 30, 2008 after the utilization of $75,000 in the six months of 2008, while approximately $40,000 remaining as of June 30, 2008

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2"), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development cost must be charged to expense as incurred. Accordingly, internal research and developments cost is expensed as incurred.

Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to products are expensed in the period incurred. The Company incurred expenditures of $90,000 and $180,000 on research and product development for the three and six month periods ended June 30, 2008, respectively; and $90,000 and $180,000 for the three and six month periods ended June 30, 2007, respectively.

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

Investments

During the six month period ended June 30, 2008, the Company acquired at 15% interest in CG Solar, formerly WeiHai Blue Star Terra Photovoltaic Co., Ltd, a Sino-Foreign Joint Venture Company organized under the laws of the People’s Republic of China. The investment of $1,500,000 is carried at cost under the cost method of accounting for investment.

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
JUNE 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the year ended December 31, 2007, the Company granted 3,000,000 stock options to an officer of the Company with an exercise price of $0.533 per share vesting over two years and expiring ten years from the date of issuance. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 82.53%; risk free interest rate: 5.14%. The fair value of the vested portion of $151,646 and $303,292 was charged to operations for the three and six month period ended June 30, 2008, respectively.

For the six month period ended June 30, 2008, the Company granted an aggregate of 630,000 stock options (net of cancellations) to employees, directors and officers with an exercise price of $0.75 per share vesting over eighteen months and expiring ten years from date of issuance. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 93.08%; risk free interest rate: 3.38%. The fair value of the vested portion of $68,898 and $78,613 was charged to operations for the three and six month period ended June 30, 2008, respectively.

Additionally for the six month period ended June 30, 2008, the Company granted 600,000 stock options to an officer with an exercise price of $0.80 per share vesting at a rate of 100,000 shares per month beginning June 1, 2009. The options expire ten years from the date of issuance. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 94.938%; risk free interest rate: 3.75%. No Stock-based compensation was charged to operations from- these stock options for the three and six months period ended June 30, 2008 as the vesting commences on June 1, 2009.

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

Net income (loss) per share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the three and six month periods ended June 30, 2008 and 2007, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Liquidity

The Company has incurred a net loss of $3,045,519 and negative cash flows from operating activities of $1,529,234 for the six month period ended June 30, 2008. As of June 30, 2008 the Company’s current liabilities exceeded their current assets by $2,668,459.

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”) . SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The SFAS No. 155 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. SFAS No.156 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “Accounting for Contingencies”. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. FIN No. 48 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.   In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 ,“Effective Date of FASB Statement No. 157” (“FSP 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.   The Company has not yet determined the impact that the implementation of FSP 157-2 will have on its non-financial assets and liabilities which are not recognized on a recurring basis; however, the Company does not anticipate the adoption of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006 the FASB issued its SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. SFAS No. 158 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19 -2”) which addresses accounting for registration payment arrangements. FSP 00-19 -2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19 -2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. FSP 00-19-2 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161, if any, will have on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,“Goodwill and Other Intangible Assets”.  The Company is required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 will have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of June 30, 2008 and December 31, 2007 consist of the following.

	June 30, 2008	December 31, 2007
Raw Materials	$177,813	$88,299
Work in process	220,506	103,416
Finished Goods	587,607	-
	$985,926	$191,715
NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008	December 31, 2007
Land and buildings	$371,183	$239,019
Furniture and fixture	108,300	92,434
Machinery, plant and equipment	632,756	605,473
Total	1,112,239	936,926

Accumulated depreciation	496,444	341,896
Property and equipment	$615,795	$595,030

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

Depreciation and amortization expense was $50,276 and $25,006 for the three month period ended June 30, 2008 and 2007, respectively; $100,198 and $48,090 for the six months period ended June 30, 2008 and 2007, respectively.

NOTE 4 - NOTE RECEIVABLE

Note receivable consists of the following:

	June 30, 2008	December 31, 2007
Note receivable, 7% per annum, secured and due June 10, 2009	$250,000	$-

The Company’s note receivable along with accrued interest is due June 10, 2009 and can be prepaid at any time without penalty or premium. The note is secured by the Company’s common stock held by certain shareholders.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
Accounts payable	$245,542	$166,814
Other accrued expenses, including a penalty in the amount of $720,000 in connection with liquidating charges as of June 30, 2008 and December 31, 2007	1,163,480	1,245,785
Accrued interest	1,735,200	1,660,200
	$3,144,222	$3,072,799

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 6 - NOTES PAYABLE OTHER

A summary of notes payable other at June 30, 2008 and December 31, 2007 consists of the following:

	June 30, 2008	December 31, 2007

Demand note payable: interest payable at 10.0 % per annum; in default and unsecured	$1,500,000	$1,500,000
	$1,500,000	$1,500,000

NOTE 7- DIVIDENDS PAYABLE

In 2000 and 2001, the Company declared a dividend to its shareholders. However based on the Company’s limited financial resources it has been unable to pay it. The shareholders have conceded the deferment of this dividend until the company financially can afford paying it. At June 30, 2008 and December 31, 2007 the outstanding balance was $180,404 and $156,522, respectively.

NOTE 8- PRIVATE PLACEMENT OF CONVERTIBLE NOTES

A summary of convertible notes payable at June 30, 2008 and December 31, 2007are as follows:

	June 30, 2008	December 31, 2007

Convertible notes payable (“March 2006”) non-interest bearing; secured and due March 2009	1,250,000	1,250,000

Debt Discount, net of accumulated amortization of $1,013,808 and $793,363, respectively	(236,192)	(456,637)

Net	1,013,808	793,363

Convertible notes payable (“June 2006”), non- interest bearing; secured and due June 2009; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a rate of $1.00 per share	1,200,000	1,971,000

Debt Discount, net of accumulated amortization of $631,247 and $980,383, respectively	(568,753)	(990,617)

Net	631,247	980,383

Total	1,645,055	1,773,746

Less Current Maturities	(1,645,055)	(-)

Net	$-	$1,773,746

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

 SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 8- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The March 2006 Investors have contractually agreed to restrict their ability to convert the March 2006 Notes and exercise the March 2006 Warrants and receive shares of The Company’s common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

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

The Company amortized the Convertible Notes’ debt discount and recorded non-cash interest expense of $110,223 and $220,446, during the three and six month periods ended June 30, 2008, respectively; and $110,223 and $219,235 during the three and six month periods ended June 30, 2007, respectively.

June 2006 Financing

In connection with the merger and corporate restructure on June 14, 2006 (see Note 1), the Company entered into a financing arrangement with several investors (the “June 2006 Investors”) pursuant to which it sold various securities in consideration of an aggregate purchase price of $6,000,000 consisting of the following securities:

ཉ	$ 6,000,000 in senior secured convertible notes (“June 2006 Notes”);

ཉ	3,000,000 shares of the Company’s common stock;

ཉ	Series A Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $2.00 per share for a period of three years (“Series A Warrants”);

ཉ	Series B Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $2.20 per share for a period of four years (“Series B Warrants”);

ཉ	Series C Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $3.00 per share for a period of three years (“Series C Warrants”); and

ཉ	Series D Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $3.30 per share for a period of four years (“Series D Warrants”).

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

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 8- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The June 2006 Notes are interest free and mature in June 2009 and are convertible into the Company’s common stock, at the June 2006 Investors’ option, at a conversion price equal to $1.00 per share. The Company granted the June 2006 Investors a first priority security interest in all of its assets subject only to the secured convertible notes in the amount of $525,000 previously issued in September 2005. In addition, the Company pledged one hundred percent (100%) of the shares held its majority owned subsidiary, Kraft, as collateral to the June 2006 Investors.

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

In the six month period ended June 30, 2008, certain June 2006 investors converted $771,000 of convertible notes to 771,000 shares of the Company’s common stock.

The Company amortized and wrote off the Convertible Notes’ debt discount and recorded a non-cash interest expense of $280,631 and $642,310 for the three and six month period ended June 30, 2008, respectively; and $498,630 and $991,780 for the three and six month period ended June 30, 2007, respectively.

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
JUNE 30, 2008

NOTE 8- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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

NOTE 9- CAPITAL STOCK

Preferred Stock

The Company has authorized 1,200,000 shares of 12.5% cumulative preferred stock, with a par value of $.01 per share. The preferred stock is entitled to preference upon liquidation of $0.63 (see below) per share for any unconverted shares.

The Board of Directors has designated 1,000,000 shares of its preferred stock as Series B-1 Preferred Stock (“B-1 Preferred”). Each share of Series B-1 Preferred stock is entitled to preference upon liquidation of $2.19 (See below) per share for any unconverted shares. Each shares of the Series B-1 Preferred Stock shall be entitled to one (1) vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Seventeen (17) (See below) Series B-1 Preferred shares may be converted to one (1) share of the Company’s common stock. As of June 30, 2008, there were 228,652 shares of Series B-1 Preferred issued and outstanding.

The Board of Directors has designated 232,500 shares of its preferred stock as Series B-3 Preferred Stock (“B-3 Preferred”). Each share of the Series B-3 Preferred Stock shall be entitled to thirty two (32) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Each Series B-3 Preferred share may be converted to thirty two (32) shares of the Company’s common stock. As of June 30, 2008, there were 47,518 shares of Series B-3 Preferred issued and outstanding.

In June, 2006 the Board of Directors designated 1,000,000 shares of its preferred stock as Series B-4 Preferred Stock (“B-4 Preferred”).  Upon the filing of an amendment which increased the number of authorized common shares such that there was an adequate amount of authorized common stock per issuance upon conversion of the Series B-4 Preferred, the Series B-4 shares automatically converted to shares of the Company's common stock at a rate of three hundred fifty (350) common shares for each share of Series B-4 Preferred. At December 31, 2007 95,500 shares of Series B-4 Preferred stock were converted into 33,425,000 shares of the Company’s common stock. As of December 31, 2007 and June 30, 2008, there were no shares of Series B-4 Preferred issued and outstanding.

Common Stock

On February 9, 2007, the Company effected a one-for-one sixth (1 to 1.6) reverse stock split of it authorized and outstanding shares of common stock, $0.01 par value (see Note 13). All references in the financial statements and the notes to financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split. The Company has restated from 26,031,355 to 16,269,597 shares of common stock issued and outstanding as of December 31, 2006 to reflect the reverse split.

On February 9, 2007, the Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.01 per share (see Note 13). As of June 30, 2008 and December 31, 2007, there were 57,783,601 and 57,012,601 shares of common stock issued and outstanding, respectively.

In February 2007, The Company amended its Certificate of Incorporation increasing its authorized shares of common stock to issue 150,000,000 shares of common stock with a par value of $0.01 per share.

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
JUNE 30, 2008

NOTE 9 - CAPITAL STOCK (continued)

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

In April 2008, the Company issued 1,000 shares of its Common stock in exchange for convertible debentures of $1,000.

In June 2008, the Company issued 175,000 shares of its Common stock in exchange for convertible debentures of $175,000.

NOTE 10- RELATED PARTY TRANSACTIONS

The main strategic partner of the Company in the sale of turnkey thin-film photovoltaic module manufacturing facilities is presently Renewable Energy Solutions, Inc. (“RESI”). Historically, the Company has also partnered with Terra Solar Global, Inc. (“Terra Solar”). Terra Solar, Inc. (“TSI”) owns approximately 49% of the outstanding securities of Terra Solar. Zoltan Kiss, a director and shareholder of the Company, is a shareholder of TSI. Zoltan Kiss, a director and shareholder of the Company, is also the Chairman and majority owner of RESI. Over the past two years, the Company has been supplying equipment for a large turnkey project with Blue Star Terra Corporation in China through its strategic partners - RESI and Terra Solar. The Blue Star contract was originally held by Terra Solar and in April 2007 RESI assumed right and obligations under the contract from Terra Solar. Revenues under the contract were $2,751,836 for the year ended December 31, 2007, while no revenue generated in 2008. The Company currently has related party trade receivables of $1,331,863 from RESI as of June 30, 2008, primarily from the Blue Star Contract. While the Company’s liability is contractually limited to the delivery of equipment and not to turnkey manufacturing performance, there is some risk of non-payment until the facility has successfully passed an acceptance test, a RESI liability. Mr. Kiss resigned as Chairman and a Director of the Company effective December 20, 2007.

The Company signed a cooperative Research and Development Contract, and a Marketing and Manufacturing Facility Turn On Function Contract with RESI on December 20, 2006 and January 30, 2007, respectively. Zoltan Kiss, the Company’s former Chairman of the Board, is Chairman and majority shareholder of RESI. Payments made to RESI under the Research and Development Contract for the quarter ended June 30, 2008 and 2007 amounted to $90,000 and $90,000, respectively. No payments have been made to RESI under the Marketing and Manufacturing Facility Turn On Function Contract for the quarter ended June 30, 2008.

Revenues from RESI were $0 and $5,000 for the three months ended June 30, 2008 and 2007, respectively. Revenues from RESI were $0 and $10,257 for the six months ended June 30, 2008 and 2007, respectively.

Services utilized from RESI in connection with production and installation of the Company’s equipment was $0 and $99,329 for the six months ended June 30, 2008 and 2007, respectively.

The Company has a dividend payment obligation due to the former shareholders valued at $180,404 and $156,522 as of June 30, 2008 and December 31, 2007, respectively.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 11 - MINORITY INTEREST AND PUT LIABILITY

Formation of Subsidiary

On October 18, 2007, the Company organized a majority owned subsidiary, Solar Thin Power, Inc under the laws of the state of Nevada. On October 24, 2007, Solar Thin Power, Inc. issued 50,000,000 shares of its common stock in exchange for services rendered to the Company and 14,500,000 common shares for services to be preformed. On December 19, 2007 and January 23, 2008, Solar Thin Power, Inc. completed the sale of a total of 7,070,000 shares of its common stock at a net sales price of $0.4948 per share. In conjunction with the sale of the common stock of Solar Thin Power, Inc., the Company issued 3,685,000 warrants to purchase shares in the Company’s common stock at $3.30 per share for five years. As of June 30, 2008 and December 31, 2007; the Company was a 69.86% and 70.15% owner of Solar Thin Power, Inc.

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

NOTE 12- ECONOMIC DEPENDENCY

During the three and six month period ended June 30, 2008, 100% of the total revenues were derived from one customer. During the three and six months ended June 30, 2007, almost 100% of total revenues were derived from two customers.

NOTE 13 - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at June 30, 2008:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.00	333,334	1.97	$1.00	333,334	$1.00
1.20	625,000	0.71	1.20	625,000	1.20
2.00	3,000,000	0.96	2.00	3,000,000	2.00
2.20	3,000,000	1.96	2.20	3,000,000	2.20
3.00	3,000,000	0.96	3.00	3,000,000	3.00
3.30	6,685,000	3.31	3.30	6,685,000	3.30

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 13 - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	12,625,000	$2.56
Granted	3,718,334	3.10
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	16,343,334	2.68
Granted	300,000	3.30
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2008	16,643,334	$2.69

The Company granted 333,334 warrants in connection with the conversion of debentures during the year ended December 31, 2007. The warrants are exercisable until three years after the date of issuance at a purchase price of $1.00 per share. The warrants were valued using the “Black-Scholes” option pricing method with the following assumptions: dividend yield: $-0-; volatility: 82.53%; risk free rate: 4.98%. The fair value of the warrants of $61,767 was charged during the year ended December 31, 2007.

In conjunction with the sale of the Company’s majority owned subsidiary, Solar Thin Power, Inc. by the subsidiary, the Company issued 3,685,000 warrants to purchase the Company’s common stock at $3.30 per share exercisable until five years from the date of issuance. (see Note 11 above)

Employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees and directors of the Company at June 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.533	3,000,000	8.97	$0.533	1,250,000	$0.533
$0.75	630,000	9.72	$0.75	15,894	$0.75
$0.80	600,000	9.79	$0.80	-	$0.80
$2.07	15,625	1.45	$2.07	15,625	$2.07

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006:	1,890,625	$2.18
Granted	3,000,000	$0.533
Exercised	-	-
Canceled or expired	(1,875,000)	(2.18)
Outstanding at December 31, 2007:	3,015,625	$0.55
Granted	1,270,000	$0.77
Exercised	-	-
Canceled or expired	(40,000)	-
Outstanding at June 30, 2008:	4,245,625	$0.71

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 13 - STOCK OPTIONS AND WARRANTS (continued)

During the year ended December 31, 2007, the Company granted 3,000,000 stock options to an officer and employee with an exercise price of $0.533 expiring ten years from issuance and vesting on a pro rata basis over two years. The fair value of the vested portion (determined as described below) of $303,292 was charged to earnings for the six month period ended June 30, 2008.

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

During the six month period ended June 30, 2008, the Company granted 630,000 stock options (net of cancellations) to officers and employees with an exercise price of $0.75 expiring ten years from issuance and vesting on a pro rata basis over eighteen months. The fair value of the vested portion (determined as described below) of $78,613 was charged to operating results for the six month period ended June 30, 2008.

The weighted-average fair value of stock options granted to officers and employees during the six month period ended June 30, 2008 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.38%
Expected stock price volatility	93.08%
Expected dividend payout	-
Expected option life-years (a)	10

(a)The expected option life is based on contractual expiration dates.

Additionally, during the six month period ended June 30, 2008, the Company granted 600,000 stock options to an officer with an exercise price of $0.80 expiring ten years from issuance and vesting at 100,000 shares per month beginning June 1, 2009. The fair value of the options was determined as described below. There was no vested portion for the six month period ended June 30, 2008.

The weighted-average fair value of stock options granted to an officer during the six month period ended June 30, 2008 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.75%
Expected stock price volatility	94.93%
Expected dividend payout	-
Expected option life-years (a)	10

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease agreement

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. In November 2007, the terms of the lease agreement were modified effectively increasing the monthly rent to $20,800 per month starting on January 1, 2008 for the next three years. The 3 year minimum future cash flow for the leases at June 30, 2008 is as follows:

Fiscal Year:	Amount:
December 31, 2008	$124,800
December 31, 2009	$249,600
December 31, 2010	$249,600

Litigation

New York Medical, Inc. and Redwood Investment Associates, L.P. vs. American United Global, Inc., et al. (Supreme Court, New York State, New York County). In this suit, filed on December 12, 2003, plaintiffs seek a declaration that a series of transactions by which the Company allegedly acquired Lifetime Healthcare Services, Inc. ("Lifetime") and Lifetime acquired an interest in NY Medical from Redwood (collectively "Transactions") were properly rescinded or, alternatively, that because the Transactions were induced by fraudulent conduct of our company and others, that the Transactions should be judicially rescinded. In addition to the requests for equitable relief, plaintiffs also seek monitory damages in excess of $5 million and exemplary damages in the amount of $15 million.

Currently, the suit has not proceeded past the filing and service of the complaint. The Company has obtained an open-ended extension of time in which to answer and/or move with regard to the complaint. The Company is attempting to resolve the matter amicably. However, in the event litigation proceeds, it will be aggressively defended.

Hudson Bay Fund, L.P. (“Hudson Bay”) vs. Solar Thin Films, Inc f/k/a American United Global, Inc (Supreme Court, New York State, New York County). In this suit filed on February 8, 2008, plaintiffs are seeking amounts related to registration delay penalties in an amount not to exceed $50,000 plus interest and costs. The Company settled the Hudson Bay matter in June 2008.

From time to time, the Company is a party to litigation or other legal proceedings that the Company considers to be a part of the ordinary course of its business. The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations. The Company may become involved in material legal proceedings in the future.

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

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 14 - COMMITMENTS AND CONTINGENCIES (continued)

Product Warranty Obligation

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with the FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees.” The range for the warranty coverage for the Company’s products is up to 18 to 24 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company’s determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations. Accrued provision for product warranty was approximately $40,000 and $95,000 as of June 30, 2008 and December 31, 2007, respectively.

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

NOTE 15 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has negative cash flow from operations. In addition, the Company has incurred an accumulated deficit of $27,121,073 and stockholders’ deficit of $1,742,399 at June 30, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 16 – SUBSEQUENT EVENTS

On August 12, 2008, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with certain related parties to sell the Company shares for $7,450,200. A portion of the proceeds will be used to repay the related party receivable. Please refer to Form 8-K filed August 18, 2008 for further details.

In addition to the Purchase Agreement, on August 12, 2008, each of Z. Kiss RESI, the Company and its subsidiary Kraft, and Amelio Solar Inc. (“Amelio”) entered into a settlement agreement under which the parties agreed to terminate all prior agreements and exchange mutual general releases. The consummation of the Settlement Agreement is subject to consummation of the transactions under the above Purchase Agreement. Z. Kiss and RESI have agreed to transfer to Amelio (an entity controlled by unaffiliated third parties) substantially all of the technology and intellectual property owned by Z. Kiss and RESI relating to solar panel technology, including thin film amorphous silicon and copper indium gallium diselenide (“CIGS”) technology.

On August 12, 2008, the Company, Kraft and Amelio entered into a Strategic Alliance and Cross License Marketing Agreement.

The closing of the transactions under the Purchase Agreement, the Settlement Agreement and the Strategic Alliance and Cross License Agreement will all occur simultaneously and will take place on or about November 30, 2008, subject to extension to January 31, 2009, by mutual agreement of the Company and Mr. Gifis; provided, that if such Sellers’ Agent shall receive reasonable assurances from the investment banking firm underwriting securities on behalf of the Company and the Selling Stockholders that the financing to pay the purchase price for the shares being sold, will, in their judgment, consummated, the Sellers’ Agent shall extend the closing date to January 31, 2009.

There can be no assurance that the Company will be able to obtain the requisite financing to consummate the transactions contemplated by the above agreements.

On August 14, 2008, Dr. Boris Goldstein was appointed as a member of the board of directors of the Company to fill the vacancy created by the previous resignation of Zoltan Kiss. In addition, on August 14, 2008, Dr. Goldstein was appointed as Secretary of the Company. There are no understandings or arrangements between Dr. Goldstein and any other person pursuant to which Dr. Goldstein was selected as a director and executive officer of the Company. Dr. Goldstein does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer. The Company’s board of directors consists of Robert M. Rubin, Chairman and Chief Financial Officer, Peter Lewis, President and Chief Executive Officer, and Dr. Goldstein.

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

Solar Thin Films, in the future, may further vertically integrate itself within this industry through activities in, but not limited to, investing in and/or operating the module manufacturing plants, selling thin film photovoltaic modules, and through its subsidiary formed in 2007, Solar Thin Power, installing and/or managing solar power plants.

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

Results of Operations

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

Revenue

The following table summarizes our revenues for the three months ended June 30, 2008 and 2007:

Three months ended June 30,	2008	2007
Total Revenue	$728,093	$1,642,096

For the three months ended June 30, 2008, revenue was decreased by $914,003 as compared to the similar period in 2007 due to fall in value of orders and delivered products.

Cost of revenue

The following table summarizes our cost of revenue for the three months ended June 30, 2008 and 2007:

Three months ended June 30,	2008	2007
Total cost of revenue	$649,336	$1,267,127

Our cost of revenue for three months ended June 30, 2008 were $649,336 or 89.0% of our sales as compared to $1,267,127, or 77.2% of our sales for the three months ended June 30, 2007. Our cost of revenue predominantly consists of the cost of labor, raw materials and absorbed indirect manufacturing cost.

General, selling and administrative expenses

The following table summarizes our general, selling and administrative expenses for the three months ended June 30, 2008 and 2007:

Three months ended June 30,	2008	2007
General, selling and administrative expenses	$1,170,399	$950,235

For the three months ended June 30, 2008 general, selling and administrative expenses were $1,170,399 as compared to $950,235 for the three months ended June 30, 2007.

Research and development

The following table summarizes our research and development expenses for the three months ended June 30, 2008 and 2007:

Three months ended June 30,	2008	2007
Research and development expenses	$90,000	$90,000

Our research and development for three months ended June 30, 2008 were $90,000 compared to $90,000 for the three months ended June 30, 2007. In late 2005, the Company suspended its research and development activity, while it signed a new contract with RESI in the middle of December 2006 for a new agreement representing a monthly charge of $30,000.

Depreciation and amortization

The following table summarizes our depreciation and amortization for the three months ended June 30, 2008 and 2007:

Three months ended June 30,	2008	2007
Depreciation and amortization	$50,276	$25,006

Depreciation and amortization has increased by $25,270 in the three months ended June 30, 2008 compared to the same period in 2007. The increase can be attributed to the acquisition of new equipment purchased during 2007 and 2008.

Interest expense, net

The following table summarizes our interest expense, net for the three months ended June 30, 2008 and 2007:

Three months ended June 30,	2008	2007
Interest expense, net	$266,955	$647,400

Interest expense, net has decreased by $380,445 in the quarter ended June 30, 2008 compared to the same period in 2007. The decrease is mainly due to the reduction in amortization of the debt discount caused by conversion convertible debentures into our common stock.

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

Revenue

The following table summarizes our revenues for the six months ended June 30, 2008 and 2007:

Six months ended June 30,	2008	2007
Total Revenue	$1,016,087	$3,545,059

For the six months ended June 30, 2008, revenue was decreased by $2,528,972 as compared to the similar period in 2007 due to fall in value of orders and delivered products.

Cost of revenue

The following table summarizes our cost of revenue for the six months ended June 30, 2008 and 2007:

Six months ended June 30,	2008	2007
Total cost of revenue	$905,729	$2,947,257

Our cost of revenue for six months ended June 30, 2008 were $905,729 or 89.1% of our sales as compared to $2,947,257, or 83.1% of our sales for the six months ended June 30, 2007. Our cost of revenue predominantly consists of the cost of labor, raw materials and absorbed indirect manufacturing cost.

General, selling and administrative expenses

The following table summarizes our general, selling and administrative expenses for the six months ended June 30, 2008 and 2007:

Six months ended June 30,	2008	2007
General, selling and administrative expenses	$2,112,039	$2,331,013

For the six months ended June 30, 2008 general, selling and administrative expenses were $2,112,039 as compared to $2,331,013 for the six months ended June 30, 2007.

Research and development

The following table summarizes our research and development expenses for the six months ended June 30, 2008 and 2007:

Six months ended June 30,	2008	2007
Research and development expenses	$180,000	$180,000

Our research and development for six months ended June 30, 2008 were $180,000 compared to $180,000 for the six months ended June 30, 2007. In late 2005, the Company suspended its research and development activity, while it signed a new contract with RESI in the middle of December 2006 for a new agreement representing a monthly charge of $30,000.

Depreciation and amortization

The following table summarizes our depreciation and amortization for the six months ended June 30, 2008 and 2007:

Six months ended June 30,	2008	2007
Depreciation and amortization	$100,198	$48,090

Depreciation and amortization has increased by $52,108 in the six months ended June 30, 2008 compared to the same period in 2007. The increase can be attributed to the acquisition of new equipment purchased during 2007 and 2008.

Interest expense, net

The following table summarizes our interest expense, net for the six months ended June 30, 2008 and 2007:

Six months ended June 30,	2008	2007
Interest expense, net	$680,166	$1,330,205

Interest expense, net has decreased by $650,039 in the six months ended June 30, 2008 compared to the same period in 2007. The decrease is mainly due to the reduction in amortization of the debt discount caused by conversion convertible debentures into our common stock.

Liquidity and Capital Resources

As of June 30, 2008, our cash, cash equivalents and marketable securities were $1,373,301, a decrease of $2,784,175 from December 31, 2007.

As of June 30, 2008, we had working capital deficit of $2,668,459. We generated a deficit in cash flow from operations of $1,529,234 for the six months ended June 30, 2008. This deficit is primary attributable to our net loss of $3,045,519, net with depreciation and amortization, amortization of debt discount and deferred financing costs of $807,143 as well as $381,905 fair value of vested options and warrants issued, minority interests of $13,013 and the changes in the balances of current assets and liabilities. Accounts payable and accrued expenses and advances received from customer increased by $1,265,268, and inventory, receivables, prepaid expenses and other current assets increased (net) by $951,044.

Cash flow used by investing activities for the six month period ended June 30, 2008 was $1,620,963, due to the acquisition of 15% interest in CG Solar of $1,500,000 and the purchase of property and equipment of $120,963.

We met our cash requirements during the period through net proceeds from the sale of common stock of our subsidiary, Solar Thin Power, Inc of $150,000.

While we had raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow requirements from operations and development. We anticipate that we will need to raise a minimum of $1 to $3 million to provide the cash requirements for the next twelve months to continue our current operations and or to commercialize our new products. We are actively seeking additional financing, which may take the form of debt, convertible debt or equity, in order to provide the additional working capital and funds for expansion. There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all. We currently have no commitments for financing. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”) . SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The SFAS No. 155 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. SFAS No.156 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “Accounting for Contingencies”. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. FIN No. 48 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.   In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 ,“Effective Date of FASB Statement No. 157” (“FSP 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.   We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006 the FASB issued its SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. SFAS No. 158 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19 -2”) which addresses accounting for registration payment arrangements. FSP 00-19 -2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19 -2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. FSP 00-19-2 did not have a material impact on our consolidated financial position, results of operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. We do not expect that the adoption of EITF 07-3 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and we are currently evaluating the effect, if any that the adoption will have on our consolidated financial position results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and we are currently evaluating the effect, if any that the adoption will have on our consolidated financial position results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. We have not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  We are currently evaluating the impact of SFAS No. 161, if any, will have on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,“Goodwill and Other Intangible Assets”.  We are required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  We are currently evaluating the impact of FSP 142-3 on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  We do not expect the adoption of SFAS No. 162 will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

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

INFLATION AND FOREIGN CURRENCY

We maintains our books in local currency: US Dollars for the parent holding Company and Solar Thin Film Power, Inc in the United States of America and Hungarian Forint for Kraft in Hungary.

We operate primarily outside of the United States through its wholly owned subsidiary. As a result, fluctuations in currency exchange rates may significantly affect our sales, profitability and financial position when the foreign currencies, primarily the Hungarian Forint, of its international operations are translated into U.S. dollars for financial reporting. In additional, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although the we cannot predict the extent to which currency fluctuations may or will affect our business and financial position, there is a risk that such fluctuations will have an adverse impact on the sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

The translation of the Company’s subsidiaries forint denominated balance sheets into U.S. dollars, as of June 30, 2008, has been affected by the weakening of the U.S. dollar against the Hungarian forint from 172.61 as of December 31, 2007, to 149.76 as of June 30, 2008, an approximate 13% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the quarters ended June 30, 2008 and 2007 were 165.99 and 188.38, respectively.

Effect of Recent Accounting Pronouncements

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

N/A

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

New York Medical, Inc. and Redwood Investment Associates, L.P. vs. American United Global, Inc., et al. (Supreme Court, New York State, New York County). In this suit, filed on December 12, 2003, plaintiffs seek a declaration that a series of transactions by which the Company allegedly acquired Lifetime Healthcare Services, Inc. ("Lifetime") and Lifetime acquired an interest in NY Medical from Redwood (collectively "Transactions") were properly rescinded or, alternatively, that because the Transactions were induced by fraudulent conduct of our company and others, that the Transactions should be judicially rescinded. In addition to the requests for equitable relief, plaintiffs also seek monitory damages in excess of $5 million and exemplary damages in the amount of $15 million.

Currently, the suit has not proceeded past the filing and service of the complaint. The Company has obtained an open-ended extension of time in which to answer and/or move with regard to the complaint. The Company is attempting to resolve the matter amicably. However, in the event litigation proceeds, it will be aggressively defended.

Hudson Bay Fund, L.P. (“Hudson Bay”) vs. Solar Thin Films, Inc f/k/a American United Global, Inc (Supreme Court, New York State, New York County). In this suit filed on February 8, 2008, plaintiffs are seeking amounts related to registration delay penalties in an amount not to exceed $50,000 plus interest and costs. The Company settled the Hudson Bay matter in June 2008.

From time to time, the Company is a party to litigation or other legal proceedings that the Company considers to be a part of the ordinary course of its business. The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations. The Company may become involved in material legal proceedings in the future.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business described in our Annual Report on Form-10KSB for the year ended December 31, 2007 filed with SEC on April 4, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

Exhibit 32.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR THIN FILMS, INC.

Date: August 19, 2008	By:	/s/ Peter Lewis
Peter Lewis
Chief Executive Officer

SOLAR THIN FILMS, INC.

Date: August 19, 2008	By:	/s/ Robert Rubin
Robert Rubin
Chief Financial Officer
(Principal Financial Officer)