Form 10-Q
period 2008-09-30
Solar Thin Films, Inc.
filed 2008-11-14
CIK 859792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.01 par value	57,810,601
(Class)	(Outstanding at November 12, 2008)

SOLAR THIN FILMS, INC.
Form 10-Q
for the Quarter Ended September 30, 2008

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the Three and Nine Months Ended September 30, 2008 and 2007 (Unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Deficit for the Twelve Months Ended December 31, 2007 and Nine Months Ended September 30, 2008 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4T.	Controls and Procedures	36

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

Signatures		39

PART I.  FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

SOLAR THIN FILMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2008	2007
Current assets:	(unaudited)
Cash and cash equivalents	$933,412	$4,157,476
Accounts receivable, net of allowance for doubtful accounts of $-0-	881,219	459,574
Accounts receivable, related party	1,337,233	1,456,863
Inventory	402,791	191,715
Note receivable	250,000	—
Advances and other current assets	171,672	169,888
Total current assets	3,976,327	6,435,516

Property, plant and equipment, net of accumulated depreciation and amortization of $485,679 and $341,896, respectively	501,173	595,030

Other assets:
Deferred financing costs, net of accumulated amortization of $565,443 and $506,796, respectively	42,057	100,704
Investment into CG Solar, at cost	1,500,000	—
Deposits	455,000	—
Other assets	5,207	7,682
Total other assets	2,002,264	108,386

Total assets	$6,479,764	$7,138,932

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$3,035,176	$3,072,799
Notes payable, current portion	2,387,317	—
Advances received from customers	756,676	—
Note payable-other	1,500,000	1,500,000
Total current liabilities	7,679,169	4,572,799

Convertible notes payable, net of unamortized discount	—	1,773,746
Dividends payable	159,724	156,522
Total long term debt	159,724	1,930,268

Commitments and contingencies

Minority interest	1,050,540	999,496

Stockholders’ Deficit
Preferred stock, par value $0.01 per share, authorized 2,700,000 shares:
Series A Preferred stock, par value $0.01 per share; 1,200,000 shares designated; -0- issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Series B Preferred stock, par value $0.01 per share; 1,500,000 shares designated:
Series B-1 Preferred stock, par value $0.01 per share, 1,000,000 shares designated, 228,652 shares issued and outstanding at September 30, 2008 and December 31, 2007	2,286	2,286
Series B-3 Preferred stock, par value $0.01 per share, 232,500 shares designated, 47,518 shares issued and outstanding at September 30, 2008 and December 31, 2007	475	475
Series B-4 Preferred stock, par value $0.01 per share, 100,000 shares designated; - 0 - shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 57,806,601 and 57,012,601 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	578,066	570,126
Common stock to be issued	187,586	—
Additional paid in capital	24,361,698	22,857,742
Treasury stock, at cost	(80,000)	(80,000)
Deferred compensation	(47,125)	(79,750)
Accumulated deficit	(27,980,159)	(24,075,554)
Accumulated other comprehensive income	567,504	441,044
Total stockholders' deficit	(2,409,669)	(363,631)

Total Liabilities and Stockholders' Deficit	$6,479,764	$7,138,932

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(unaudited)

	Three months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007

REVENUE	$1,855,371	$826,608	$2,871,458	$4,371,667
Cost of sales	1,345,135	733,549	2,250,864	3,680,806
Gross profit	510,236	93,059	620,594	690,861

OPERATING EXPENSES:
General, selling and administrative expenses	1,121,147	1,067,908	3,233,186	3,398,921
Research and development	(60,000)	90,000	120,000	270,000
Depreciation and amortization	51,375	69,406	151,573	117,496
Total operating expenses	1,112,522	1,227,314	3,504,759	3,786,417

NET LOSS FROM OPERATIONS	(602,286)	(1,134,255)	(2,884,165)	(3,095,556)

Other income/(expense)
Foreign exchange gain (loss)	52,031	(114,299)	22,033	(83,797)
Interest expense, net	(291,410)	(704,974)	(971,576)	(2,035,179)
Debt acquisition costs	(15,761)	(56,349)	(58,647)	(156,767)
Other income (expense)	(990)	102,642	1,433	55,295

Net loss before provision for income taxes	(858,416)	(1,907,235)	(3,890,922)	(5,316,004)

Income taxes	—	—	—	—

Net loss before minority interest	(858,416)	(1,907,235)	(3,890,922)	(5,316,004)

Minority interest	(670)	—	(13,683)	—

NET LOSS	(859,086)	(1,907,235)	(3,904,605)	(5,316,004)

Foreign currency translation gain (loss)	(89,562)	48,500	126,460	109,193

Comprehensive Loss	$(948,648)	$(1,858,735)	$(3,778,145)	$(5,206,811)

Net loss per common share (basic and diluted)	$(0.02)	$(0.04)	$(0.07)	$(0.14)

Weighted average shares outstanding (basic and diluted)	57,783,601	52,587,231	57,616,130	37,942,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
TWELVE MONTHS ENDED DECEMBER 31, 2007 AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (unaudited)

	Preferred Series B-1		Preferred Series B-3		Preferred Series B-4		Common shares
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2006	228,652	$2,286	47,518	$475	95,500	$955	16,269,597	$162,696
Fractional shares issued upon 1.6 to 1 reverse split on February 9, 2007	—	—	—	—	—	—	1,504	15
Effect of adoption of EITF 00-19-2 change in accounting principle	—	—	—	—	—	—	—	—
Issuance of 33,425,000 shares of common stock for conversion of 95,500 Preferred B-4 shares	—	—	—	—	(95,500)	(955)	33,425,000	334,250
Issuance of 1,312,500 shares of common stock in exchange for convertible notes payable	—	—	—	—	—	—	1,312,500	13,125
Common stock issued in June 2007 for services rendered at $0.48 per share	—	—	—	—	—	—	400,000	4,000
Fair value of warrants issued in conjunction with settlement of convertible debt	—	—	—	—	—	—	—	—
Fair value of vested portion of 3,000,000 options issued to an officer	—	—	—	—	—	—	—	—
Issuance of 1,575,000 shares of common stock to acquire minority interest in subsidiary at $0.75 per share	—	—	—	—	—	—	1,575,000	15,750
Issuance of 4,029,000 shares of common stock in exchange for convertible notes payable	—	—	—	—	—	—	4,029,000	40,290
Issuance of majority owned subsidiary common stock in exchange for services to be rendered	—	—	—	—	—	—	—	—
Issuance of majority owned subsidiary common stock in exchange for services rendered	—	—	—	—	—	—	—	—
Sale of majority owned subsidiary common stock by subsidiary	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Foreign currency translation gain	—	—	—	—	—	—	—	—
Net loss, December 31, 2007	—	—	—	—	—	—	—	—
Balance, December 31, 2007	228,652	$2,286	47,518	$475	—	$—	57,012,601	$570,126

Issuance of 794,000 shares of common stock in exchange for convertible notes payable	—	—	—	—	—	—	794,000	7,940
Fair value of vested portion of employee options issued	—	—	—	—	—	—	—	—
Sale of majority owned subsidiary common stock by subsidiary	—	—	—	—	—	—	—	—
Reduction in equity ownership of majority owned subsidiary	—	—	—	—	—	—	—	—
Common shares to be issued in connection with services rendered	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Foreign currency translation gain	—	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—	—	—
Balance, September 30, 2008	228,652	$2,286	47,518	$475	—	$—	57,806,601	$578,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
TWELVE MONTHS ENDED DECEMBER 31, 2007 AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (unaudited)

					Other		Total
	Common shares	Additional	Deferred	Treasury	Comprehensive	Accumulated	Stockholders'
	To be issued	Paid in Capital	Compensation	Stock	Income (loss)	Deficit	Deficiency
Balance at December 31, 2006	$—	$3,627,872	—	$(80,000)	$269,662	$(4,790,109)	$(806,163)
Fractional shares issued upon 1.6 to 1 reverse split on February 9, 2007	—	(15)	—	—	—	—	—
Effect of adoption of EITF 00-19-2 change in accounting principle	—	10,821,900	—	—	—	(9,356,400)	1,465,500
Issuance of 33,425,000 shares of common stock for conversion of 95,500 Preferred B-4 shares	—	(333,295)	—	—	—	—	—
Issuance of 1,312,500 shares of common stock in exchange for convertible notes payable	—	511,875	—	—	—	—	525,000
Common stock issued in June 2007 for services rendered at $0.48 per share	—	188,000	—	—	—	—	192,000
Fair value of warrants issued in conjunction with settlement of convertible debt	—	61,767	—	—	—	—	61,767
Fair value of vested portion of 3,000,000 options issued to an officer	—	356,618	—	—	—	—	356,618
Issuance of 1,575,000 shares of common stock to acquire minority interest in subsidiary at $0.75 per share	—	1,165,500	—	—	—	(1,181,250)	—
Issuance of 4,029,000 shares of common stock in exchange for convertible notes payable	—	3,988,710	—	—	—	—	4,029,000
Issuance of majority owned subsidiary common stock in exchange for services to be rendered	—	87,000	(87,000)	—	—	—	—
Issuance of majority owned subsidiary common stock in exchange for services rendered	—	50,000	—	—	—	—	50,000
Sale of majority owned subsidiary common stock by subsidiary	—	2,331,810	—	—	—	—	2,331,810
Amortization of deferred compensation	—	—	7,250	—	—	—	7,250
Foreign currency translation gain	—	—	—	—	171,382	—	171,382
Net loss, December 31, 2007	—	—	—	—	—	(8,747,795)	(8,747,795)
Balance, December 31, 2007	$—	$22,857,742	$(79,750)	$(80,000)	$441,044	$(24,075,554)	$(363,631)

Issuance of 794,000 shares of common stock in exchange for convertible notes payable	—	786,060	—	—	—	—	794,000
Fair value of vested portion of employee options issued	—	605,255	—	—	—	—	605,255
Sale of majority owned subsidiary common stock by subsidiary	—	105,226	—	—	—	—	105,226
Reduction in equity ownership of majority owned subsidiary	—	7,415	—	—	—	—	7,415
Common stock to be issued in connection with services rendered	187,586						187,586
Amortization of deferred compensation	—	—	32,625	—	—	—	32,625
Foreign currency translation gain	—	—	—	—	126,460	—	126,460
Net Loss	—	—	—	—	—	(3,904,605)	(3,904,605)
Balance, September 30, 2008	$187,586	$24,361,698	$(47,125)	$(80,000)	$567,504	$(27,980,159)	$(2,409,669)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,904,605)	$(5,316,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	151,573	117,496
Minority interest	13,683	—
Fair value of options issued to officers and employees	605,256	203,306
Amortization of deferred financing costs	58,647	156,767
Amortization of deferred compensation costs	32,625	—
Amortization of debt discounts	907,571	1,968,553
Fair value of warrants issued in conjunction with settlement of debenture	—	61,767
Common stock issued in exchange for services rendered	—	192,000
Changes in operating assets and liabilities:
Accounts receivable	(421,645)	(382,252)
Accounts receivable, related party	119,630	(317,418)
Inventory	(211,076)	999,014
Prepaid expenses	—	553,255
Note receivable	(250,000)	—
Advances and other current assets	(1,784)	(137,882)
Other assets	2,475	1,685
Accounts payable and accrued liabilities	153,166	610,209
Advances received from customers	756,676	39,049
Other current liabilities	—	15,000
Net cash used in operating activities	(1,987,808)	(1,235,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(1,500,000)	—
Deposit on plant and equipment	(455,000)	—
Acquisition of property, plant and equipment	(57,716)	(124,315)
Net cash used in investing activities	(2,012,716)	(124,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of accrued dividend payable	—	(34,536)
Repayment of notes payable	—	(157,472)
Proceeds from notes payable	500,000
Proceeds from sale of common stock of subsidiary	150,000	—
Net cash provided by (used in) financing activities	650,000	(192,008)

Effect of currency exchange rate on cash	126,460	109,193

Net decrease in cash and cash equivalents	(3,224,064)	(1,442,585)
Cash and cash equivalents at beginning of period	4,157,476	2,667,483
Cash and cash equivalents at end of period	$933,412	$1,224,898

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,031	$3,680
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the SEC on April 4, 2008.

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

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts was $0 at September 30, 2008 and December 31, 2007.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

For revenue from product/contract sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104"), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: 1) Persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the selling price is fixed and determinable; and 4) collectibility is reasonably assured.

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of September 30, 2008 and December 31, 2007 amounted to $756,676 and $0, respectively. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant.

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

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the Company. There were no bill and hold transactions at September 30, 2008 and December 31, 2007.

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

In April 2008, the Company has entered into a long term contract with Grupo Unisolar, S.A. which falls under the percentage of completion accounting method. As of September 30, 2008 no revenue has been earned and the Company has recorded the initial deposit of $601,031 as deferred revenue which is included in the caption “Advances received from Customers’ in the accompanying condensed consolidated balance sheet as of September 30, 2008.

Product Warranty costs

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees” as a charge in the current period cost of goods sold. The range for the warranty coverage for the Company’s products is up to 18 to 24 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company’s determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company accrued a provision for product warranty of approximately $180,000 during 2007; of which approximately $85,000 was utilized during the year ended December 31, 2007. An additional $45,000 warranty liability was accrued during the nine month period ended September 30, 2008 after the utilization of $80,000 in the nine months of 2008, while approximately $60,000 remaining as of September 30, 2008.

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

Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to products are expensed in the period incurred. The Company incurred expenditures of $(60,000) and $120,000 on research and product development for the three and nine month periods ended September 30, 2008, respectively; and $90,000 and $270,000 for the three and nine month periods ended September 30, 2007, respectively.

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

Investments

During the nine month period ended September 30, 2008, the Company acquired at 15% interest in CG Solar, formerly WeiHai Blue Star Terra Photovoltaic Co., Ltd, a Sino-Foreign Joint Venture Company organized under the laws of the People’s Republic of China. The investment of $1,500,000 is carried at cost under the cost method of accounting for investment.

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

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the year ended December 31, 2007, the Company granted 3,000,000 stock options to an officer of the Company with an exercise price of $0.533 per share vesting over two years and expiring ten years from the date of issuance. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 82.53%; risk free interest rate: 5.14%. The fair value of the vested portion of $153,312 and $153,312 was charged to operations for the three months period ended September 30, 2008 and 2007, respectively; and $456,604 and $203,305 for the nine months period ended September 30, 2008 and 2007, respectively.

For the nine month period ended September 30, 2008, the Company granted an aggregate of 630,000 stock options (net of cancellations) to employees, directors and officers with an exercise price of $0.75 per share vesting over eighteen months and expiring ten years from date of issuance. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 93.08%; risk free interest rate: 3.38%. The fair value of the vested portion of $70,039 and $148,652 was charged to operations for the three and nine month period ended September 30, 2008, respectively.

Additionally for the nine month period ended September 30, 2008, the Company granted 600,000 stock options to an officer with an exercise price of $0.80 per share vesting at a rate of 100,000 shares per month beginning June 1, 2009. The options expire ten years from the date of issuance. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 94.94%; risk free interest rate: 3.75%. No stock-based compensation was charged to operations from these stock options for the three and nine months period ended September 30, 2008 as they start vesting in June 1, 2009.

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

Foreign Currency Translation

The Company translates the foreign currency financial statements into US Dollars using the year or period end or average exchange rates in accordance with the requirements of SFAS No. 52, “Foreign Currency Translation”. Assets, liabilities and equity of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues, expenses and retained earnings are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity. Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

Net income (loss) per share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the three and nine month periods ended September 30, 2008 and 2007, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Liquidity

The Company has incurred a net loss of $3,904,605 and negative cash flows from operating activities of $1,987,808 for the nine month period ended September 30, 2008. As of September 30, 2008 the Company’s current liabilities exceeded their current assets by $3,702,842.

Recent accounting pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 did not have a material impact on its consolidated financial position, results of operations or cash flows.

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
SEPTEMBER 30, 2008

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161, if any, will have on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,“Goodwill and Other Intangible Assets”.  The Company is required to adopt FSP 142-3 on January 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

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
SEPTEMBER 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008	December 31, 2007
Raw Materials	$122,702	$88,299
Work in process	280,089	103,416
	$402,791	$191,715

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008	December 31, 2007
Land and buildings	$251,398	$239,019
Furniture and fixture	96,394	92,434
Machinery, plant and equipment	639,060	605,473
Total	986,852	936,926

Accumulated depreciation	485,679	341,896
Property and equipment	$501,173	$595,030

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

Depreciation and amortization expense was $51,375 and $69,406 for the three month period ended September 30, 2008 and 2007, respectively; $151,573 and $117,496 for the nine months period ended September 30, 2008 and 2007, respectively.

NOTE 4 - NOTE RECEIVABLE

Note receivable consists of the following:

	September 30, 2008	December 31, 2007
Note receivable, 7% per annum, secured and due June 10, 2009	$250,000	$—

The Company’s note receivable along with accrued interest is due on June 10, 2009 and can be prepaid at any time without penalty or premium. The note is secured by the Company’s common stock held by certain shareholders.

NOTE 5 - DEPOSIT

On August 20, 2008, the Company contracted to purchase property, including all buildings and improvements, all fixtures and equipment attached to the property and certain equipment for a purchase price of $4,095,000. In conjunction with the purchase, the Company placed in escrow deposits totaling $455,000 subject to liquidated damages should the Company fail to perform to the covenants and agreements defined within the contract. The initial closing was scheduled on September 26, 2008. The closing date has been adjourned in order to complete the Phase I environmental assessment and to address any issues identified in the Phase I environmental assessment. Accordingly, as of the date hereof, the Company is not currently liable for any damages associated with the delay in closing.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
Accounts payable	$77,444	$166,814
Other accrued expenses, including a penalty in the amount of $720,000 in connection with liquidating charges as of September 30, 2008 and December 31, 2007	1,185,032	1,245,785
Accrued interest	1,772,700	1,660,200
	$3,035,176	$3,072,799

NOTE 7 - NOTES PAYABLE OTHER

A summary of notes payable other at September 30, 2008 and December 31, 2007 consists of the following:

	September 30, 2008	December 31, 2007
Demand note payable: interest payable at 10.0 % per annum; in default and unsecured	$1,500,000	$1,500,000

NOTE 8- DIVIDENDS PAYABLE

In 2000 and 2001, the Company declared a dividend to its shareholders. However based on the Company’s limited financial resources it has been unable to pay it. The shareholders have conceded the deferment of this dividend until the company financially can afford paying it. At September 30, 2008 and December 31, 2007 the outstanding balance was $159,724 and $156,522, respectively.

NOTE 9- PRIVATE PLACEMENT OF NOTES PAYABLE

A summary of notes payable at September 30, 2008 and December 31, 2007are as follows:

	September 30, 2008	December 31, 2007
Convertible notes payable (“March 2006”) non-interest bearing; secured and due March 2009	1,250,000	1,250,000
Debt Discount, net of accumulated amortization of $1,124,031 and $793,363, respectively	(125,969)	(456,637)
Net	1,124,031	793,363
Convertible notes payable (“June 2006”), non- interest bearing; secured and due June 2009; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a rate of $1.00 per share	1,177,000	1,971,000
Debt Discount, net of accumulated amortization of $763,286 and $980,383, respectively	(413,714)	(990,617)
Net	763,286	980,383

Note payable, non interest bearing, due March 4, 2009	500,000	—

Total	2,387,317	1,773,746
Less Current Maturities	(2,387,317)	(—)
Net	$—	$1,773,746

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 9- PRIVATE PLACEMENT OF NOTES PAYABLE (continued)

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5) , the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock, warrants and the convertible notes issued to the investors. The predecessor management recognized and measured $519,491 of the proceeds, which equals to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the March 2006 Notes.

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

The Company amortized the Convertible Notes’ debt discount and recorded non-cash interest expense of $110,223 and $330,669 during the three and nine month periods ended September 30, 2008, respectively; and $110,223 and $329,458 during the three and nine month periods ended September 30, 2007, respectively.

June 2006 Financing

In connection with the merger and corporate restructure on June 14, 2006 (see Note 1), the Company entered into a financing arrangement with several investors (the “June 2006 Investors”) pursuant to which it sold various securities in consideration of an aggregate purchase price of $6,000,000 consisting of the following securities:

☐	$ 6,000,000 in senior secured convertible notes (“June 2006 Notes”);

☐	3,000,000 shares of the Company’s common stock;

☐	Series A Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $2.00 per share for a period of three years (“Series A Warrants”);

☐	Series B Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $2.20 per share for a period of four years (“Series B Warrants”);

☐	Series C Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $3.00 per share for a period of three years (“Series C Warrants”); and

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 9- PRIVATE PLACEMENT OF NOTES PAYABLE (continued)

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

The June 2006 Notes are interest free and mature in June 2009 and are convertible into the Company’s common stock, at the June 2006 Investors’ option, at a conversion price equal to $1.00 per share. The Company granted the June 2006 Investors a first priority security interest in all of its assets subject only to the secured convertible notes in the amount of $525,000 previously issued in September 2005. In addition, the Company pledged one hundred percent (100%) of the shares held in its majority owned subsidiary, Kraft, as collateral to the June 2006 Investors.

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

In the nine month period ended September 30, 2008, certain June 2006 investors converted $794,000 of convertible notes to 794,000 shares of the Company’s common stock.

The Company amortized and wrote off the Convertible Notes’ debt discount and recorded a non-cash interest expense of $155,039 and $576,902 for the three and nine month period ended September 30, 2008, respectively; and $570,002 and $1,561,783 for the three and nine month period ended September 30, 2007, respectively.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 9- PRIVATE PLACEMENT OF NOTES PAYABLE (continued)

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

In connection with the merger and corporate restructure on June 14, 2006 (see Note 1), the Company assumed as liability for the fair value of $10,821,900 representing the warrants issued and outstanding as described above. At December 31, 2006, the Company revalued the warrants using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 51.21%, (3) risk-free interest rate of 4.62 to 4.82% to 5.10%, and (4) expected life of 2.45 to 3.44 years and 5) a deemed fair value of common stock of $0.99. The decrease of $9,356,400 in the fair value of the warrants at December 31, 2006 has been recorded as a gain on revaluation of warrant liability for the year ended December 31, 2006. Warrant liability at December 31, 2006 amounted to $1,465,500. On February 13, 2007, upon the registration statement being declared effective, the assumed liability of $10,821,900 was adjusted to additional paid in capital.

During the three month period ended September 30, 2008, the Company issued a $500,000 non interest bearing note due on March 4, 2009.

NOTE 10- CAPITAL STOCK

Preferred Stock

The Company has authorized 2.700,000 total shares of preferred stock.

The Board of Directors designated 1,200,000 shares as Series A 12.5% cumulative preferred stock (“Series A Preferred Stock”), with a par value of $0.01 per share. The preferred stock is entitled to preference upon liquidation of $0.63 per share for any unconverted shares. As of December 31, 2007 and September 30, 2008, there were no shares of Series A Preferred Stock issued and outstanding.

The Board of Directors has designated a total of 1,500,000 shares of Series B Preferred Stock:

•
The Board of Directors has designated 1,000,000 shares of its preferred stock as Series B-1 Preferred Stock (“B-1 Preferred”). Each share of Series B-1 Preferred Stock is entitled to preference upon liquidation of $2.19 per share for any unconverted shares. Each shares of the Series B-1 Preferred shall be entitled to one (1) vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Seventeen (17) Series B-1 Preferred shares may be converted to one (1) share of the Company’s common stock. As of September 30, 2008, there were 228,652 shares of Series B-1 Preferred issued and outstanding.

•
The Board of Directors has designated 232,500 shares of its preferred stock as Series B-3 Preferred Stock (“B-3 Preferred”). Each share of the Series B-3 Preferred shall be entitled to thirty two (32) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Each Series B-3 Preferred share may be converted to thirty two (32) shares of the Company’s common stock. As of September 30, 2008, there were 47,518 shares of Series B-3 Preferred issued and outstanding.

•
In June 2006 the Board of Directors designated 100,000 shares of its preferred stock as Series B-4 Preferred Stock (“B-4 Preferred”).  Upon the filing of an amendment which increased the number of authorized common shares such that there was an adequate amount of authorized common stock per issuance upon conversion of the Series B-4 Preferred, the Series B-4 Preferred shares automatically converted to shares of the Company's common stock at a rate of three hundred fifty (350) common shares for each share of Series B-4 Preferred. At December 31, 2007, 95,500 shares of Series B-4 Preferred were converted into 33,425,000 shares of the Company’s common stock. As of September 30, 2008, there were no shares of Series B-4 Preferred issued and outstanding.

SOLAR THIN FILMS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 10- CAPITAL STOCK (continued)

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

On February 9, 2007, the Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.01 per share (see Note 14). As of September 30, 2008 and December 31, 2007, there were 57,806,601 and 57,012,601 shares of common stock issued and outstanding, respectively.

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

In September 2008, the Company issued 23,000 shares of its Common stock in exchange for convertible debentures of $23,000.

In October 2008, the Company issued 4,000 shares of its Common Stock in exchange for convertible debentures of $4,000.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 11- RELATED PARTY TRANSACTIONS

The main strategic partner of the Company in the sale of turnkey thin-film photovoltaic module manufacturing facilities was presently Renewable Energy Solutions, Inc. (“RESI”). Historically, the Company has also partnered with Terra Solar Global, Inc. (“Terra Solar”). Terra Solar, Inc. (“TSI”) owns approximately 49% of the outstanding securities of Terra Solar. Zoltan Kiss, a shareholder and former director of the Company, is a shareholder of TSI. Zoltan Kiss, a shareholder and former director of the Company, is also the Chairman and majority owner of RESI. Over the past two years, the Company has been supplying equipment for a large turnkey project with Blue Star Terra Corporation in China through its strategic partners - RESI and Terra Solar. The Blue Star contract was originally held by Terra Solar and in April 2007 RESI assumed right and obligations under the contract from Terra Solar. Revenues under the contract were $2,751,836 for the year ended December 31, 2007, while no revenue generated in 2008. The Company currently has related party trade receivables of $1,197,548 from RESI as of September 30, 2008, primarily from the Blue Star Contract. While the Company’s liability is contractually limited to the delivery of equipment and not to turnkey manufacturing performance, there is some risk of non-payment until the facility has successfully passed an acceptance test, a RESI liability. Mr. Kiss resigned as Chairman and a Director of the Company effective December 20, 2007.

The Company signed a cooperative Research and Development Contract, and a Marketing and Manufacturing Facility Turn On Function Contract with RESI on December 20, 2006 and January 30, 2007, respectively. Zoltan Kiss, the Company’s former Chairman of the Board, is Chairman and majority shareholder of RESI. Payments made to RESI under the Research and Development Contract were $0 and $90,000 for the three months ended September 30, 2008 and 2007, respectively; and $180,000 and $270,000 for the nine months ended September 30, 2008 and 2007, respectively. No payments have been made to RESI under the Marketing and Manufacturing Facility Turn On Function Contract for the three and nine months ended September 30, 2008 and 2007.

Revenues from RESI were $0 and $29,793 for the three months ended September 30, 2008 and 2007, respectively. Revenues from RESI were $0 and $29,793 for the nine months ended September 30, 2008 and 2007, respectively.

Services utilized from RESI in connection with production and installation of the Company’s equipment was $0 and $0 for the three months ended September 30, 2008 and 2007, respectively; and $0 and $99,329 for the nine months ended September 30, 2008 and 2007, respectively.

The Company has a dividend payment obligation due to the former shareholders valued at $159,724 and $156,522 as of September 30, 2008 and December 31, 2007, respectively.

NOTE 12 - MINORITY INTEREST AND PUT LIABILITY

Formation of Subsidiary

On October 18, 2007, the Company organized a majority owned subsidiary, Solar Thin Power, Inc. under the laws of the state of Nevada. On October 24, 2007, Solar Thin Power, Inc. issued 50,000,000 shares of its common stock in exchange for services rendered to the Company and 14,500,000 common shares for services to be preformed. On December 19, 2007 and January 23, 2008, Solar Thin Power, Inc. completed the sale of a total of 7,070,000 shares of its common stock at a net sales price of $0.4948 per share. In conjunction with the sale of the common stock of Solar Thin Power, Inc., the Company issued 3,685,000 warrants to purchase shares in the Company’s common stock at $3.30 per share for five years. As of September 30, 2008 and December 31, 2007, the Company was a 69.86% and 70.15% owner of Solar Thin Power, Inc.

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

NOTE 13- ECONOMIC DEPENDENCY

During the three and nine month period ended September 30, 2008, 100% of the total revenues were derived from one customer. During the three and nine months ended September 30, 2007, 100% of total revenues were derived from two customers.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 14 - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at September 30, 2008:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.00	333,334	1.72	$1.00	333,334	$1.00
1.20	625,000	0.46	1.20	625,000	1.20
2.00	3,000,000	0.71	2.00	3,000,000	2.00
2.20	3,000,000	1.71	2.20	—	2.20
3.00	3,000,000	0.71	3.00	3,000,000	3.00
3.30	6,685,000	3.06	3.30	3,685,000	3.30

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	12,625,000	$2.56
Granted	3,718,334	3.10
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2007	16,343,334	2.68
Granted	300,000	3.30
Exercised	—	—
Canceled or expired	—	—
Outstanding at September 30, 2008 (unaudited)	16,643,334	$2.69

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

In conjunction with the sale of the Company’s majority owned subsidiary, Solar Thin Power, Inc. by the subsidiary, the Company issued 3,685,000 warrants to purchase the Company’s common stock at $3.30 per share exercisable until five years from the date of issuance. (see Note 12 above)

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 14 - STOCK OPTIONS AND WARRANTS (continued)

Employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees and directors of the Company at September 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.533	3,000,000	8.72	$0.533	1,980,000	$0.533
$0.75	630,000	9.47	$0.75	224,686	$0.75
$0.80	600,000	9.54	$0.80	—	$0.80
$2.07	15,625	1.20	$2.07	15,625	$2.07

Transactions involving stock options issued to employees are summarized as follows:
		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2006:	1,890,625	$2.18
Granted	3,000,000	$0.533
Exercised	—	—
Canceled or expired	(1,875,000)	(2.18)
Outstanding at December 31, 2007:	3,015,625	$0.55
Granted	1,270,000	$0.77
Exercised	—	—
Canceled or expired	(40,000)	—
Outstanding at September 30, 2008 (unaudited):	4,245,625	$0.71

During the year ended December 31, 2007, the Company granted 3,000,000 stock options to an officer and employee with an exercise price of $0.533 per share expiring ten years from issuance and vesting on a pro rata basis over two years. The fair value of the vested portion (determined as described below) of $456,604 was charged to operating results for the nine month period ended September 30, 2008.

The weighted-average fair value of stock options granted to an officer and employee during the year ended December 31, 2007 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	5.14%
Expected stock price volatility	82.53%
Expected dividend payout	—
Expected option life-years (a)	10

(a) The expected option life is based on contractual expiration dates.

During the nine month period ended September 30, 2008, the Company granted 630,000 stock options (net of cancellations, see stock option table per above) to officers and employees with an exercise price of $0.75 per share expiring ten years from issuance and vesting on a pro rata basis over eighteen months. The fair value of the vested portion (determined as described below) of $148,652 was charged to operating results for the nine month period ended September 30, 2008.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 14 - STOCK OPTIONS AND WARRANTS (continued)

The weighted-average fair value of stock options granted to officers and employees during the nine month period ended September 30, 2008 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.38%
Expected stock price volatility	93.08%
Expected dividend payout	—
Expected option life-years (a)	10

(a) The expected option life is based on contractual expiration dates.

Additionally, during the nine month period ended September 30, 2008, the Company granted 600,000 stock options to an officer with an exercise price of $0.80 per share expiring ten years from issuance and vesting at 100,000 shares per month beginning June 1, 2009. The fair value of the options was determined as described below. There was no vested portion for the nine month period ended September 30, 2008.

The weighted-average fair value of stock options granted to an officer during the nine month period ended September 30, 2008 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.75%
Expected stock price volatility	94.93%
Expected dividend payout	—
Expected option life-years (a)	10

(a) The expected option life is based on contractual expiration dates.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Lease agreement

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. In November 2007, the terms of the lease agreement were modified effectively increasing the monthly rent to $20,800 per month starting on January 1, 2008 for the next three years. The 3 year minimum future cash flow for the leases at September 30, 2008 is as follows:

Amount:

Three months ending December 31, 2008	$62,400
Years ending:
December 31, 2009	$249,600
December 31, 2010	$249,600
Total	$561,600

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 15 - COMMITMENTS AND CONTINGENCIES (continued)

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

Product Warranty Obligation

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with the FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees.” The range for the warranty coverage for the Company’s products is up to 18 to 24 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company’s determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations. Accrued provision for product warranty was approximately $60,000 and $95,000 as of September 30, 2008 and December 31, 2007, respectively.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 15 - COMMITMENTS AND CONTINGENCIES (continued)

Employment and Consulting Agreements

The Company has consulting agreements with its key officers. In addition to compensation and benefit provisions, the agreements include non-disclosure and confidentiality provisions for the protection of the Company's proprietary information.

In connection with the merger with Kraft, the Company entered into consulting agreements with Zoltan Kiss and Bob Rubin pursuant to which each will receive annual compensation of $160,000 per annum and major medical benefits in consideration for services performed on behalf of the Company. Each of these agreements had a term of three years. The agreement with Mr. Kiss was terminated as part of the agreement with Mr. Kiss as further described below. Mr. Rubin’s agreement was modified upon his appointment as the Company’s Chief Financial Officer in August 2007.

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from the inception and renewable automatically from year to year unless either the company or consultant terminates such engagement by written notice.

Agreement with Mr. Kiss and other Stockholders.

On August 12, 2008, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Zoltan Kiss (“Z. Kiss”), Gregory Joseph Kiss (“G. Kiss”), Maria Gabriella Kiss (“M. Kiss”), and Steven H. Gifis (“Gifis”). Under the terms of the Purchase Agreement, the Company has agreed to arrange for the sale, and each of Z. Kiss, G. Kiss and M. Kiss (the “Selling Stockholders”) have agreed to sell, an aggregate of 18.0 million shares of common stock of the Company owned by the Selling Stockholders. The purchase price for the 18.0 million shares is $0.4139 per share, or a total of $7,450,200 for all of the shares. At August 12, 2008, the closing price of the Company’s common stock, as traded on the OTC Bulletin Board, was $0.80 per share.

Z. Kiss, a former director and executive officer of the Company, is selling 10.0 million of the 18.0 million shares, representing his entire share holdings in the Company. In addition, Mr. Kiss has agreed to apply up to $831,863 of the proceeds from the sale of his 10.0 million shares to pay a portion of the $1,331,863 of indebtedness owed by his affiliate Renewable Energy Solutions Inc. (“RESI”), to the Company. G. Kiss and M. Kiss, the children of Z. Kiss, are each selling 4.0 million shares in the transaction, and, after the sale, such persons will retain 50,000 and 1,000,000 shares of the Company’s common stock, respectively. Mr. Gifis is acting as agent for each of the Selling Stockholders (the “Sellers’ Agent”).

The Company intends to finance the purchase price for the 18.0 million shares being sold by the Selling Stockholders by arranging for a sale of the shares, either through a registered public offering for the account of the Selling Stockholders, or a private purchase.

The closing of the transactions under the Purchase Agreement will occur and will take place on or about November 30, 2008, subject to extension to January 31, 2009, by mutual agreement of the Company and Mr. Gifis; provided, that if such Sellers’ Agent shall receive reasonable assurances from the investment banking firm underwriting securities on behalf of the Company and the Selling Stockholders that the financing to pay the purchase price for the shares being sold, will, in their judgment, be consummated, the Sellers’ Agent shall extend the closing date to January 31, 2009.

BudaSolar stock exchange agreement

On September 29, 2008, the Company and Kraft Electronikai Zrt, a Hungarian corporation and wholly owned subsidiary of the Company (“Kraft”), entered into a stock exchange agreement (the “Exchange Agreement”) with BudaSolar Technologies Co. Ltd. (“BudaSolar”), New Palace Investments Ltd., a Cyprus corporation (“NPI”), Istvan Krafcsik (“Krafcsik”) and Attila Horvath (“Horvath”, and collectively with NPI and Krafcsik, the “BudaSolar Stockholders”). Under the terms of the Exchange Agreement, Kraft agreed to acquire from the BudaSolar Stockholders 100% of the outstanding registered share equity capital of BudaSolar in exchange for 40% of the outstanding capital stock or share capital of Kraft (the “Kraft Shares”) on a fully diluted basis (the “Share Exchange”).

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 15 - COMMITMENTS AND CONTINGENCIES (continued)

BudaSolar stock exchange agreement (continued)

The BudaSolar Stockholders have the right to cause the Company to buy 50% of the Kraft Shares (20% of the outstanding capital stock of Kraft) beginning on January 2, 2012 and to the extent the Company has not previously exercised its Call Option (as defined below), the BudaSolar Stockholders have the right to cause the Company to buy the remaining 50% of the Kraft Shares beginning on January 2, 2014 at a purchase price equal to the product of multiplying (i) the percentage by which the amount that one-half of the equity then owned by the BudaSolar Stockholders bears to 100% of the fully-diluted equity or share capital of Kraft, by (ii) 8 times the average of the pre-tax profits of Kraft for the 2 financial years ended December 31, 2010 and December 31, 2011 (as to the 2012 buy-out) and December 31, 2012 and December 31, 2013 (as to the 2014 buy-out), respectively. In the event the BudaSolar Stockholders do not exercise the 2012 buy-out right, then the BudaSolar Stockholders may increase their 2014 buy-out right to cause the Company to purchase 100% of the Kraft Shares at the 2014 buy-out price. On either or both occasions that the buy-out right is exercised by the BudaSolar Stockholders, the purchase price is payable, at the option of the Company, either in cash or 50% in cash and the balance evidenced by the Company’s 8% note (secured by a pledge of the purchased shares) due not later than two years from the date of the purchase of the shares.

Beginning on January 2, 2012 and ending on June 30, 2012, the Company and Kraft have the right to acquire from the BudaSolar Stockholders 100% of the Kraft Shares owned by them or their affiliates (the “Call Option”) at a purchase price equal to the product of multiplying (i) the percentage by which the amount that the Call Option shares bears to 100% of the fully-diluted equity or share capital of Kraft, by (ii) 8 times the higher of the pre-tax profits of Kraft for the 2 financial years ended December 31, 2010 and December 31, 2011.

Under the Exchange Agreement, the Company agreed to increase the capital of Kraft (the "Share Capital Increase") by investing USD $3,000,000 equivalent in Hungarian Forints in Kraft calculated at the then current exchange rate. The Share Capital Increase is payable as follows:

•
USD $250,000 (paid October 1, 2008); and (ii) commencing October 31, 2008 and on or before the last business day of each succeeding month and until the Closing Date (as defined herein), the Company shall provide an additional USD $250,000 to BudaSolar in such month (collectively, the “Deposit”); and

•	on the Closing Date, the Company shall provide Kraft with (A) USD $3,000,000 Dollars in cash, less (B) the aggregate amount of the Deposit paid in cash prior to the Closing Date.

As of November 12, 2008, the Company has paid a total of $500,000 under the Exchange Agreement

In the event that this Agreement shall terminate or the Closing shall not have occurred by the close of business (New York, New York USA time) on February 15, 2009, then and in such event the Company shall thereafter continue to render services to the Buyer under the Interim Agreement until such time as the aggregate value of the services to be rendered by the Company to the Buyer (at the rates set forth in the Interim Agreement) shall equal (i) the aggregate amount of the Deposit paid less (ii) the invoiced value of the services provided by the Company to the Buyer prior to the termination of this Agreement.

Board of Directors appointment

On October 27, 2008, Gary Maitland, Esq. was appointed as a member of the board of directors of the Company.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 16 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has negative cash flow from operations. In addition, the Company has incurred an accumulated deficit of $27,980,159 and stockholders’ deficit of $2,409,669 at September 30, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 17 - SUBSEQUENT EVENTS

Algatec stock exchange agreement

On October 20, 2008, Robert M. Rubin, Chairman and Chief Financial Officer of Solar Thin Films, Inc. (the “Company”), formed Algatec Equity Partners, L.P., a Delaware limited partnership (the “Partnership”), for the purpose of acquiring up to 49% of the share capital of Algatec Solar AG, a stock corporation organized under the laws of Germany (“Algatec”). Effective as October 30, 2008, Algatec and members of Algatec senior management consisting of Messrs. Rainer Ruschke, Ullrich Jank, Dr. Stefan Malik and Andre Freud (collectively, the “Management Stockholders”), and R. Richter, Esq., as trustee for Mr. Ruschke and another Algatec stockholder (the “Trustee”), entered into a share purchase agreement (the “Algatec Share Purchase Agreement”). Under the terms of the Algatec Share Purchase Agreement, on November 3, 2008 (the “First Closing”) the Partnership invested and aggregate of $3,513,000, of which approximately €2,476,000 was represented by a contribution to the equity of Algatec to enable it to acquire all of the assets and equity of Trend Capital GmbH & Co Algatec Solarwerke Brandenburg KG, a German limited partnership (“Trend Capital”). The Partnership also purchased for €1.00 per share a total of 13,750 Algatec shares, representing 27.5% of the outstanding share capital of Algatec.

In addition to its equity investment at the First Closing, the Partnership has agreed, under the terms of a loan agreement entered into at the same time as the Algatec Share Purchase Agreement, to lend to Algatec on or before November 30, 2008 (the “Second Closing”), an additional $2,800,000 or approximately €2,000,000. The proceeds of the loan will be used to assist Algatec in completing the purchase of all of the assets and equity of the Trend Capital limited partnership. Upon funding of the loan, the Partnership will purchase for €9,250 an additional 9,250 shares, representing 21.5% of the outstanding share capital of Algatec, thereby increasing its ownership to an aggregate of 49% of the outstanding share capital of Algatec. The loan, together with interest at the rate of 6% per annum, is repayable on the earlier of December 31, 2011 or the completion of a proposed senior secured debt financing for Algatec of up to $50.0 million (the “Algatec Financing”). In the event that the Partnership timely funds the loan at the Second Closing, the Management Group will own 51% of the share capital of Algatec and the Partnership will own 49% of the share capital of Algatec.

The general partner of the Partnership is Algatec Management LLP, a Delaware limited liability company owned by The Rubin Family Irrevocable Stock Trust and other persons. Mr. Rubin and a business associate of Mr. Rubin are the managers of the general partner. Under the terms of the limited partnership agreement, the general partner agreed to invest a total of $165,000 in the Partnership in consideration for 5.0% of the assets, profits and losses of the Partnership. The limited partners, who invested an aggregate of $3,200,000 at the First Closing and additional persons the Partnership will seek to admit as limited partners by the Second Closing, will own 95.0% of the Partnership assets, profits and losses. The Rubin Family Irrevocable Stock Trust invested an additional $1,500,000, as a limited partner, on the same terms as other limited partners of the Partnership.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 17 - SUBSEQUENT EVENTS (continued)

Effective as of October 30, 2008, the Trustee, the Management Group and the Partnership (collectively, the “Algatec Stockholders”) and Algatec entered into a stock exchange agreement with the Company (the “Stock Exchange Agreement”) under which the Algatec Stockholders (including the Partnership) agreed to exchange 100% of the share capital of Algatec for 50,000 shares of Company’s Series B-5 preferred stock which is convertible at any time at the option of the holder(s) into that number of shares of common stock of the Company (“Company Common Stock”) as shall represent 60% of the “Fully-Diluted Common Stock” of Company. The term “Fully-Diluted Common Stock” means the aggregate number of shares of Company Common Stock issued and outstanding as at the date of closing of the share exchange, after giving effect to (i) the issuance by the Company between the date of the First Closing and the closing of the share exchange of any Company Common Stock or shares issuable upon the conversion or exercise of any securities convertible into or exercisable for shares of Company Common Stock. However, Fully-Diluted Common Stock does not include, and the Algatec Stockholders will be subject to pro-rata dilution in connection with, (i) any shares of Company Common Stock issued or issuable upon exercise of the 12,000,000 currently outstanding warrants expiring on June 30, 2010 that are exercisable at exercise prices ranging from $2.20 to $3.30 per share, or (ii) any shares of Company Common Stock issued or issuable upon the conversion or exercise of any securities convertible into or exercisable for shares of Company Common Stock in connection with the Algatec Financing.

Under the terms of the Stock Exchange Agreement, each of Messrs. Ruschke, Malik, Jank and Freud will be employed under five year employment agreements with Algatec pursuant to which Mr. Ruschke will receive an annual salary of €180,000 (approximately USD $246,600) and each of Messrs. Malik, Jank and Freud will receive annual salaries of €100,000 (approximately USD $137,000), subject to 5% annual cost-of-living increases. In addition, such executives shall be entitled to receive annual bonuses equal to 10% of the annual net income before interest and taxes of Algatec (“EBIT”) for each of the five years, subject to an annual “cap” on such bonuses that will not exceed 100% of their annual salaries if annual EBIT is €10.0 million or less in any of the five fiscal years, and 200% of their annual salaries if such annual EBIT is more than €10.0 million in any of the five fiscal years. Each of Messrs. Ruschke, Malik, Jank and Freud have also agreed, for a period equal to the greater of five years or the term of their individual employment with Algatec, not to compete with the “business” of the Company (defined as (i) the manufacture and sale of photovoltaic module equipment of all types, (ii) the installation of turn-key module manufacturing facilities of all types; (iii) the manufacture and sale of photovoltaic cells or modules of all types; and (iv) the installation and operation of power projects, including the supplying of solar power electricity to private industry, consumers or local or foreign governments and municipalities).

Upon consummation of the Algatec acquisition, the board of directors of the Company shall be expanded to seven persons, of which three members of the board of directors shall be represented by the Management Stockholders. Messrs. Ruschke, Malik and Jank have agreed to serve on the Company’s board of directors.

As at the date of this Current Report, there are an aggregate of 57,783,600 shares of Company Common Stock issued and outstanding. Assuming no additional shares of Company Common Stock or securities are issued prior to the closing date of the Algatec acquisition, an additional 86,675,400 shares of Company Common Stock will be issued to all of the Algatec Stockholders, including 42,470,946 shares to be issued to the Partnership or its partners in respect of its 49% equity interest in Algatec, assuming the Partnership makes the additional $2,800,000 (approximately €2,000,000) loan at the Second Closing. In such connection, assuming it makes no further investment in the Partnership, The Rubin Family Irrevocable Stock Trust will receive as a partner of the Partnership (in addition to its current ownership of 6,117,114 shares of Company Common Stock), approximately an additional 10,511,558 shares of Company Common Stock. Through their ownership of 51% of the Algatec share capital, Messrs. Ruschke, Malik, Jank and Freud would receive in the share exchange transaction, an aggregate of 44,204,454 shares of Company Common Stock.

Consummation of the transactions contemplated by the Stock Exchange Agreement is subject to a number of conditions, including (i) completion on or before March 31, 2009 of the Algatec Financing on terms satisfactory to the Company and the Management Stockholders of Algatec, and (ii) delivery of audited financial statements of Trend Capital for fiscal 2006 and 2007 and as at October 31, 2008 and for the ten months then ended, as well as interim financial statements of Algatec as at December 31, 2008 and for the two months then ended.

There can be no assurance that the Algatec Financing will be completed on a timely basis or on terms satisfactory to the parties to the Stock Exchange Agreement, or that other conditions to closing will be met to enable the Company to complete its proposed acquisition of Algatec.

In October 2008, the Company issued 4,000 shares of its Common Stock in exchange for convertible debentures of $4,000.

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

Results of Operations

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

Revenue

The following table summarizes our revenues for the three months ended September 30, 2008 and 2007:

Three months ended September 30,	2008	2007
Total Revenue	$1,855,371	$826,608

For the three months ended September 30, 2008, revenue was increased by $1,028,763 as compared to the similar period in 2007 due to increases in both sales volumes and contract sizes as compared to the three months ended September 30, 2007.

Cost of revenue

The following table summarizes our cost of revenue for the three months ended September 30, 2008 and 2007:

Three months ended September 30,	2008	2007
Total cost of revenue	$1,345,135	$733,549

Our cost of revenue for the three months ended September 30, 2008 were $1,345,135 or 72.5% of our sales as compared to $733,549, or 88.75% of our sales for the three months ended September 30, 2007. Our cost of revenue predominantly consists of the cost of labor, raw materials and absorbed indirect manufacturing cost. The improvement in margins from 88.75% during the three months ended September 30, 2007 to 72.5% during the same period in 2008 primarily due to a higher margin product mix as compared to same period last year.

General, selling and administrative expenses

The following table summarizes our general, selling and administrative expenses for the three months ended September 30, 2008 and 2007:

Three months ended September 30,	2008	2007
General, selling and administrative expenses	$1,121,147	$1,067,908

For the three months ended September 30, 2008 general, selling and administrative expenses were $1,121,147 as compared to $1,067,908 for the three months ended September 30, 2007, a 5% increase. We have maintained a stable general, selling and administrative line as compared to last year.

Research and development

The following table summarizes our research and development expenses for the three months ended September 30, 2008 and 2007:

Three months ended September 30,	2008	2007
Research and development expenses	$(60,000)	$90,000

Our research and development for the three months ended September 30, 2008 were $(60,000) compared to $90,000 for the three months ended September 30, 2007 due to cancellation of scheduled research in 2008. In late 2005, the Company suspended its research and development activity, while it signed a new contract with RESI in the middle of December 2006 for a new agreement representing a monthly charge of $30,000 until canceled during the third quarter in 2008.

Depreciation and amortization

The following table summarizes our depreciation and amortization for the three months ended September 30, 2008 and 2007:

Three months ended September 30,	2008	2007
Depreciation and amortization	$51,375	$69,406

Depreciation and amortization has decreased by $18,031 in the three months ended September 30, 2008 compared to the same period in 2007 primarily due to the foreign exchange effect during the current quarter 2008 as compared to same quarter last year.

Interest expense, net

The following table summarizes our interest expense, net for the three months ended September 30, 2008 and 2007:

Three months ended September 30,	2008	2007
Interest expense, net	$291,410	$704,974

Interest expense, net has decreased by $413,564 in the three months ended September 30, 2008 compared to the same period in 2007. The decrease is mainly due to the reduction in amortization of the debt discount caused by conversion of the convertible debentures into our common stock.

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

Revenue

The following table summarizes our revenues for the nine months ended September 30, 2008 and 2007:

Nine months ended September 30,	2008	2007
Total Revenue	$2,871,458	$4,371,667

For the nine months ended September 30, 2008, revenue was decreased by $1,500,209 as compared to the same period in 2007 primarily due to fall in the volume and value of orders and delivered products during the first six months in 2008 as compared to 2007.

Cost of revenue

The following table summarizes our cost of revenue for the nine months ended September 30, 2008 and 2007:

Nine months ended September 30,	2008	2007
Total cost of revenue	$2,250,864	$3,680,806

Our cost of revenue for the nine months ended September 30, 2008 were $2,250,864 or 78.4% of our sales as compared to $3,680,806, or 84.2% of our sales for the nine months ended September 30, 2007. Our cost of revenue predominantly consists of the cost of labor, raw materials and absorbed indirect manufacturing cost. The improvement in margins from 84.2% during the nine months ended September 30, 2007 to 78.4% during the same period in 2008 primarily due to a higher margin product mix as compared to same period last year.

General, selling and administrative expenses

The following table summarizes our general, selling and administrative expenses for the nine months ended September 30, 2008 and 2007:

Nine months ended September 30,	2008	2007
General, selling and administrative expenses	$3,233,186	$3,398,921

For the nine months ended September 30, 2008, general, selling and administrative expenses were $3,233,186 as compared to $3,398,921 for the nine months ended September 30, 2007, consistent from period to period.

Research and development

The following table summarizes our research and development expenses for the nine months ended September 30, 2008 and 2007:

Nine months ended September 30,	2008	2007
Research and development expenses	$120,000	$270,000

Our research and development for the nine months ended September 30, 2008 were $120,000 compared to $270,000 for the nine months ended September 30, 2007. In late 2005, the Company suspended its research and development activity, while it signed a new contract with RESI in the middle of December 2006 for a new agreement representing a monthly charge of $30,000 until suspended in April 2008.

Depreciation and amortization

The following table summarizes our depreciation and amortization for the nine months ended September 30, 2008 and 2007:

Nine months ended September 30,	2008	2007
Depreciation and amortization	$151,573	$117,496

Depreciation and amortization has increased by $34,077 in the nine months ended September 30, 2008 compared to the same period in 2007. The increase is attributable to the acquisition of new equipment purchased during 2007 and 2008.

Interest expense, net

The following table summarizes our interest expense, net for the nine months ended September 30, 2008 and 2007:

Nine months ended September 30,	2008	2007
Interest expense, net	$971,576	$2,035,179

Interest expense, net has decreased by $1,063,603 in the nine months ended September 30, 2008 compared to the same period in 2007. The decrease is mainly due to the reduction in amortization of the debt discount caused by conversion of the convertible debentures into shares of our common stock.

Liquidity and Capital Resources

During the nine month period ended September 30, 2008, the Company acquired at 15% interest in CG Solar, formerly WeiHai Blue Star Terra Photovoltaic Co., Ltd, a Sino-Foreign Joint Venture Company organized under the laws of the People’s Republic of China. The investment of $1,500,000 is carried at cost under the cost method of accounting for investment.

As of September 30, 2008, our cash, cash equivalents and marketable securities were $933,412, a decrease of $3,224,064 from December 31, 2007. As described below, the decrease in cash, cash equivalents and marketable securities was principally from i) $1,987,808 operating activities, ii) $1,500,000 investment in 15% ownership of CG Solar and iii) deposit paid in acquiring property, plant and equipment, net with borrowing on a short term basis.

As of September 30, 2008, we had working capital deficit of $3,702,842. We generated a deficit in cash flow from operations of $1,987,808 for the nine months ended September 30, 2008. This deficit is primary attributable to our net loss of $3,904,605, net with depreciation and amortization, amortization of debt discount and deferred financing costs of $1,150,416 as well as $605,256 fair value of vested options and warrants issued, minority interests of $13,683 and the changes in the balances of current assets and liabilities. Note receivable increased by $250,000. Accounts payable and accrued expenses and advances received from customer increased by $909,842, and inventory, receivables, prepaid expenses and other current assets increased (net) by $512,400.

Cash flow used by investing activities for the nine month period ended September 30, 2008 was $2,012,716, due to the acquisition of 15% interest in CG Solar of $1,500,000, the purchase of property and equipment of $57,716 and deposit on plant and equipment of $455,000.

We met our cash requirements during the period through borrowing $500,000 on a short term basis. The note is non interest bearing and is due on March 4, 2009. In addition, as a consolidated group, we received net proceeds from the sale of common stock of our subsidiary, Solar Thin Power, Inc of $150,000 .

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow requirements from operations and development. We believe, we have sufficient cash on hand as of September 30, 2008 to meet our working capital needs and requirements for the next twelve (12) months. However, we are seeking additional financing, which may take the form of debt, convertible debt or equity, in order to provide the additional working capital and funds for expansion. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

Recent accounting pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. We do not expect that the adoption of EITF 07-3 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,“Goodwill and Other Intangible Assets”.  We are required to adopt FSP 142-3 on January 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  We are currently evaluating the impact of FSP 142-3 on our consolidated financial position, results of operations or cash flows.

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

INFLATION AND FOREIGN CURRENCY

We maintains our books in local currency: US Dollars for the parent holding Company and Solar Thin Film Power, Inc. in the United States of America and Hungarian Forint for Kraft in Hungary.

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

The translation of the Company’s subsidiaries forint denominated balance sheets into U.S. dollars, as of September 30, 2008, has not been affected by the U.S. dollar against the Hungarian forint due to recent strengthening of the U. S. dollar. The currency has changed from 172.61 as of December 31, 2007, to 169.15 as of September 30, 2008, an approximate 2% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the nine months ended September 30, 2008 and 2007 were 162.97 and 186.68, respectively.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 23, 2008; Solar Thin Power, Inc, a majority owned subsidiary of the Company, sold 300,000 shares of its common stock for net proceeds of $150,000.

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

SOLAR THIN FILMS, INC.

Date: November 14, 2008	By:	/s/ Peter Lewis
Peter Lewis
Chief Executive Officer

SOLAR THIN FILMS, INC.

Date: November 14, 2008	By:	/s/ Robert Rubin
Robert Rubin
Chief Financial Officer
(Principal Financial Officer)