Form 10-K
period 2008-12-31
Solar Thin Films, Inc.
filed 2009-04-15
CIK 859792

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-13549

SOLAR THIN FILMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4356228
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25 Highland Blvd, Dix Hills, New York 11746
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:
(516) 417-8454

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $27,999,222 as of June 30, 2008.

As of April 13, 2009, 58,136,113 shares of the registrant’s common stock, par value $.01 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

SOLAR THIN FILMS, INC.

2008 FORM 10-K ANNUAL REPORT

PART I

Cautionary Statement Concerning Forward-Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

•	our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing;

•
we have a significant working capital shortage; are currently in default in payment of approximately $1.75 million of indebtedness which became due in March 2009 or earlier, and may face litigation or even bankruptcy if we are unable to met our obligations;

•	we need to raise additional capital which may not be available on acceptable terms or at all;

•	we have a history of substantial losses, may incur addition losses in 2009 and beyond, and may never achieve or maintain profitability;

•	our revenues and operating results are likely to fluctuate significantly;

•	we have only generated limited revenues and may never achieve profitability;

•	our equipment business is small and projected revenues may not materialize;

•	our equipment business is dependent on a small amount of customers and any loss of these customers will have a negative impact on our operations;

•	evaluating our business and future prospects may be difficult due to the rapidly changing market landscape;

•	our future success substantially depends on our ability to significantly increase our manufacturing capacity through the development of additional manufacturing facilities;

•	our “turnkey” manufacturing facility may not gain market acceptance, which would prevent us from achieving increased sales and market share;

•	technological changes in the solar power industry could render our turnkey manufacturing facilities uncompetitive or obsolete, which could reduce our market share and cause our sales to decline;

•
we face risks associated with the marketing, development and sale of our turnkey facilities internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad;

•	we may not be able to successfully develop and commercialize our turnkey PV manufacturing facilities which would result in continued losses and may require us to curtail or cease;

•	our fixed-price contracts could subject us to losses in the event that we have cost overruns;

•	we are selling 49% of the equity of our Kraft subsidiary in order to acquire Buda Solar Ltd;

•	we need to raise significant additional financing to complete the acquisition of Algatec Solar Ag;

•
substantially all of Algatec's existing and projected 2009 revenues from the manufacture and sale of metallurgical crystalline solar modules are derived from its OEM contract with Q-Cells, which contract will expire at the end of 2009;

•	our inability to perform under significant contracts would have a material adverse effect on our consolidated business and prospects;

•	prices of metallurgical crystalline cells and other components may increase causing Algatec's profit margins to decrease;

•
even if we finance and complete the Algatec acquisition, there is no assurance that Algatec will be able to build equip and operate its new manufacturing facilities on schedule or within the amount budgeted for such purpose;

•	we have a few proprietary rights, the lack of which may make it easier for our competitors to compete against us;

•	we depend on the services of key executives and technical and other personnel, the loss of whom could materially harm our business or reduce our operational effectiveness;

•	we do not maintain theft or casualty insurance and only maintain modest liability and property insurance coverage and therefore we could incur losses as a result of an uninsured loss; and

•	governmental regulation may have a negative impact on our business.

Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described herein and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and any Current Reports on Form 8-K filed by us.

Item 1.  Business.

Introduction

Solar Thin Films, Inc. (the “Company”) is a business focused on the solar energy industry.  We engage in the manufacture, sale and distribution of equipment that is used to produce thin film amorphous silicon (or “a-Si”) photovoltaic solar panels or modules and provide turn-key a-Si module manufacturing facilities.  The Company through its wholly owned subsidiary, Kraft Elektronikai Zrt (“Kraft”), is presently engaged in the design, development and construction on behalf of its customers of both photovoltaic manufacturing equipment and both alone and sometimes through strategic partners of “turnkey” manufacturing plants that produce photovoltaic thin film modules.  The Company expects the primary use of such photovoltaic thin film modules will be the construction of solar power plants by corporations and governments.

On April 3, 2009, the Company and Kraft entered into a restated share exchange agreement with Buda Solar Technologies Co. Ltd. (“Buda Solar”) and its shareholders.  Under the terms of such agreement, subject to the satisfaction of certain closing conditions, Kraft will acquire 100% of the share capital of Buda Solar and will issue to the stockholders of Buda Solar 49% of the share capital of Kraft.  As a result, the Company will own 51% of Kraft and our 51% owned Kraft subsidiary will, in turn, own 100% of the share capital of Buda Solar.  Buda Solar is engaged in the providing technical and installation services for the production and installation of thin film a-Si solar module manufacturing equipment.  Consummation of the Buda Solar transaction is scheduled to occur in June 2009.

Effective as of October 30, 2008, the Company entered into a stock exchange agreement with Algatec Solar AG and its shareholders.  Algatec produces, sells and distributes metallurgical and other types of crystalline silicon solar panels or modules.  For a description of the terms of this agreement, see “Description of our Business –Algatec-Potential manufacture of crystalline silicon solar modules” in this Form 10-K.

The Company, in the future, may further vertically integrate itself within this industry through activities in, but not limited to, investing in and/or operating the module manufacturing plants, selling thin film photovoltaic modules, and installing and/or managing solar power plants. The Company also intends, directly and through joint ventures or strategic alliances with other companies or governmental agencies, to sell equipment for and participate financially in solar power facilities using thin film a-Si solar modules or metallurgical and other crystalline solar modules as the power source to provide electricity to municipalities, businesses and consumers.

Consummation of both the Buda Solar and Algatec acquisitions as well as all other expansion plans of the Company are subject to its ability to solve its significant working capital shortages; make payment or other arrangements for the resolution of approximately $2.9 million of indebtedness (approximately $1.75 million of which is in default) and other accrued accounts payable, all of which are overdue.  In the event that the Company is unable to resolve these matters within the next 90 days, it may be unable to continue in business and/or may be required to seek protection from its creditors under the Federal Bankruptcy Act.

Kraft and Buda Solar are each Hungarian corporations and their headquarters are located in Budapest, Hungary.  Algatec is a German corporation and its headquarters are located in Proesen, Germany.  Solar Thin Films is a Delaware corporation and its headquarters are located at 25 Highland Boulevard, Dix Hills, New York 11746. Solar Thin Films website is located at www.solarthinfilms.com.

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

In the subsequent years, Kraft has manufactured equipment for such facilities in New Jersey, Germany, Hungary, China, Taiwan and Greece. In producing equipment for these facilities, Kraft developed substantial equipment manufacturing expertise. More recently as a supplier to RESI for the CG Solar project in Weihai, China Kraft developed additional process expertise required to allow it to become a leading manufacturer of “turnkey” plants, including the delivery of both equipment and services, that produce photovoltaics modules utilizing thin-film technology. Kraft is now using this expertise to deliver its first "turnkey" plant in Spain commencing in December 2008 and continuing through 2009.

Description of Our Business

Amorphous Silicon Solar Module Manufacturing Equipment

Kraft is engaged in the design, development, manufacture and installation of thin-film amorphous silicon (“a-Si”) photovoltaic manufacturing equipment used in plants that produce photovoltaic thin-film a-Si solar panels or modules. The primary customers of photovoltaic thin-film manufacturing equipment are businesses, as well as governments and government agencies throughout the world engaged in the production of photovoltaic thin-film modules or solar panels and in the development and construction of solar power plants.  The photovoltaic manufacturing equipment deposits a-Si as the active layer in the production of photovoltaic thin-film modules or “solar panels” and is one of the least expensive technologies currently available for the production of commercial solar panels.  We believe that customers using its technology and equipment can achieve a direct cost of power produced from a-Si solar modules of less than $1.00 per Watt of capacity.

In October 2008, the Company and Kraft entered into an agreement (which was amended and restated in April 2009) to acquire Buda Solar Technologies Co. Ltd., a corporation formed in 2007 and engaged in the development of a-Si technology and integrated systems using photovoltaic manufacturing equipment.  The Buda Solar employees and operations are currently being conducted at Kraft’s facility in Budapest, Hungary and at the Buda Solar facility located within the Institute of Physics Management in Budapest.  If the Buda Solar acquisition is completed, Kraft intends to further consolidate the Buda Solar operations either at one of the existing locations or a new location, but will maintain space within the Institute to retain access to critical research and development equipment and to maintain a relationship with the Institute.

Historically, Kraft has provided equipment that is incorporated into a single manufacturing line capable of annually manufacturing a-Si solar modules that produce approximately 5MW of solar power annually.  Since signing a Cooperation Agreement with BudaSolar in October of 2008 Kraft has been able with Buda’s assistance to improve the throughput of a single line to 6MW as well as make other qualitative improvements in its offering. Management further believes that the core group of physicists, chemists and engineers currently employed by Buda Solar will provide Kraft with the additional systems integration capabilities necessary to continuously improve its product offering, scale its production capacity and meet customer demand and operating requirements.  Kraft believes that its consolidation with Buda Solar will accelerate its transition from an equipment vendor to an integrated supplier providing its customers with higher margin “turnkey” production facilities incorporating multiple solar module equipment lines.  As a result of its working relationship with Buda Solar, Kraft has recently been able to announce the availability of new semi-automated “turnkey” lines of solar module equipment with the capacity of annually manufacturing a-Si solar modules that generate from 18MW to 36 MW of solar power.

Under the terms of a separate agreement with Buda Solar, Kraft has contracted to purchase from Buda Solar certain technical services on a consulting basis for a fee of $250,000 per month.  A total of $750,000 has been paid as of March 31, 2009.

Pricing Factors; Backlog and Order Pipeline

Based on currently available market information, a-Si solar module manufacturing equipment is currently available at costs averaging $2.00 for each peak Watt of “production capacity.”  Production capacity is the cumulative rated capacity of a-Si solar modules that can be produced annually using such equipment.  Accordingly, a “6 MW (1,000,000 Watts) equipment facility” consists of a single line of manufacturing equipment that is capable of producing on an annual basis a-Si solar modules with a cumulated rated capacity of 6MW (6,000,000 Watts) of solar power.  The Company believes that the current market price for a-Si solar modules has fallen from between $2.50 and $3.00 per Watt of rated capacity, or approximately $15.0 to $18.0 million of a-Si solar module sales output from a 6 MW facility to $2.00 or less per Watt of rated capacity, or roughly $12 million for a 6 MW facility, and $36.0 million and $72.0 million of a-Si solar module sales output from its semi-automated 18 MW and  36 MW “turn-key” facilities,  respectively.  The current cost of manufacture of a-Si solar modules using the Company’s equipment is estimated at approximately $1.50 per Watt or less from our 6MW equipment line, and approximately $1.00 per Watt or less from our 36MW semi-automated “turn-key” facility, costs competitive with any process on the market today. We believe that this will provide a-Si solar module manufacturers with an important competitive advantage given that the anticipated price per Watt for a-Si and other modules is expected to continue to fall below $2.00 per Watt over the next two to three years.

In April 2008, Kraft entered into a purchase agreement with Grupo Solar S.A. of Bejar, Spain to furnish the customer with a turn-key photovoltaic manufacturing equipment production facility in Spain for a contract price payable to Kraft of €7.9 million ($12.3 million at the time of signing of the purchase agreement). Kraft received a contract deposit of approximately $600,000 in June 2008 an another $1,300,000 in November 2008 as a customer advance, and began delivery of the system in December of 2008.  We anticipate that substantially all of the revenues from the Groupo Solar order will be recognized in 2009.  Groupo Solar has also indicated an interest in expanding the facility to 12MW in 2009 which could result in an additional €7.0 million (or $9.25 million at current exchange rates) in equipment orders. Kraft also provided approximately $3.0 million of equipment and services to EPV Solar in 2008, though it anticipates a reduction in equipment business in 2010 as the Company transitions to a supplier of “turnkey” systems.

In addition, both Kraft and Buda Solar have submitted detailed proposals and contracts for additional orders, both single line and multi-line, totaling in the tens of millions of dollars, with companies based in Europe, China and Southeast Asia.   There can be no assurance that any of such additional orders will be obtained on commercially attractive terms, if at all.

The Market

We believe the photovoltaic (or PV) industry is currently growing from infancy to adolescence. The Company believes this growth is aided by the concerns of global warming, governmental incentives, political and institutional involvement, fuel prices and the economics of the PV industry. STF believes the strongest force in causing the move from fossil fuels to PV will be the economics of PV. Since the cost of the PV module represents more that 60% of the cost of installed PV systems, learning to manufacture the lowest cost PV modules will help secure the greatest competitive edge and advantage in the market place.

We believe that there is currently a world-wide shortage of photovoltaic solar modules and demand for solar power currently far exceeds the supply of silicon-based modules.  Thin film a-Si modules are primarily installed on solar “farms” to serve utilities and power projects to provide electricity to a large number of users, whereas metallurgical crystalline modules are more suited to individual commercial and residential uses.  Approximately 20% of the world’s supply of solar modules are of the thin film a-Si type and approximately 80% are crystalline modules.  We believe that, upon completion of its expansion plans, the Company and Kraft will be significant suppliers of both crystalline silicon solar modules and thin-film amorphous silicon solar modules.

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

Our Growth Strategy

The Company’s strategy is to market complete turnkey manufacturing equipment to manufacture thin-film based PV modules where possible, while offering individual pieces of equipment to companies possessing their own internal process knowledge. The Company’s main focus will be the delivery of “turnkey” amorphous silicon production lines, and in the future “turn-key” production lines based on newer materials. Customers include companies with manufacturing expertise and local knowledge, but often without the technology base required to build and manage their own production lines.

Alone, and sometimes together with strategic partners, we offer a “turnkey” amorphous silicon manufacturing facility that is sold installed and with certain guarantees regarding throughput, module efficiency, and therefor by implication, manufacturing cost. Such “turnkey” facilities consists of all the hardware and machinery manufactured, assembled, and installed by the Company together with all the software, know-how and training associated with the manufacturing process.

On a case-by-case basis and subject to financing we will also consider investing in our clients “turn-key” production lines as an equity partner and may secure distribution and/or purchase rights for modules for resale or for use in power projects.

The Company will also continue to sell individual pieces of equipment including, without limitation, deposition lines, sputtering equipment, laminators, IV testers and transport equipment, to customers with their own technology expertise or as add-ons for existing “turn-key” customers.

We are seeking to transition our equipment business from an equipment supplier to a higher margin “turnkey” system supplier, in which we can provide significantly more value added to our customers base. In addition to continuing to provide entry level 6MW systems that provide customers with a low risk cost effective way of entering the photovoltaic business, we believe that the Buda Solar acquisition will enable us to be capable of providing semi-automated 18MW and 36MW facilities, which enables its existing and potential customer base to scale more rapidly while further reducing the cost of production.

In addition to Kraft’s acquisition of Buda Solar, the Company intends to enter the business of producing, selling and distributing metallurgical and other types of crystalline silicon solar panels or modules through its acquisition of Algatec. We believe that the contemplated acquisition of Algatec will enable the Company and its subsidiaries to provide both a-Si equipment and turn-key manufacturing facilities to a-Si solar module producers, as well as becoming a vendor of choice for the assembly of metallurgic crystalline silicon solar modules and in some cases a direct supplier of metallurgical crystalline solar modules.  In addition, Solar Thin Films may seek to enter into joint ventures with third parties, including utilities, to establish fully integrated power systems or power projects using either of its low cost technologies.  The Company or its subsidiaries may also seek arrangements with certain of its module manufacturing customers to purchase low cost a-Si modules (the output of the equipment provided by Kraft and Buda Solar) for use in power projects in Europe, North America and Asia.  Together with its planned acquisition of Algatec this will provide the Company and its subsidiaries with access to both metallurgical crystalline silicon and amorphous silicon modules at attractive costs in order to pursue plans to enter into strategic arrangements to provide electricity from solar power in fully integrated power systems or power projects.

Joint Venture

In 2008, Solar Thin Films entered into a joint venture agreement with Blue Star Glass Company (a company organized under the laws of the People’s Republic of China) and China Singyes Curtain Wall Company (a Hong Kong corporation) to form CG Solar Company Ltd.   The joint venture company was formed for the purpose of establishing a photovoltaic manufacturing equipment facility to produce thin film a-Si solar modules in Weihai, Shandong Province, China.  The joint venture company currently operates a 2.5 MW a-Si module manufacturing facility constructed with equipment delivered by the Company, with plans to further expand the operation. The current site has buildings with capacity for over 100 MW of production. Under the terms of such joint venture, Solar Thin Power, Inc., a majority owned subsidiary of Solar Thin Films currently owns 15% of the equity of CG Solar Company Limited and has agreed to acquire an additional 5% interest from its prior technology partner RESI.

Competition - Thin Films

Crystalline silicon PV technologies currently represent roughly 80% of the PV market. Demand for crystalline (and poly-crystalline) silicon has grown very rapidly over the past decade, but photovoltaic module costs have remained relatively unchanged due to cost realities of the crystalline production process. As such, while prices have fallen recently due to increased supply from Asia and reduced demand due to the credit crisis the differential in costs is expected to provide a significant opportunity for profit to “thin film” module and equipment producers, placing the Company in an attractive position.

However, there are an increasing number of competitors for the Company in this market, and through well funded research and development activities, these competitors have developed their own pilot lines for thin-films PV module manufacturing and are introducing both modules and equipment into the marketplace. Competitors will consist of 1) companies who build their own PV plants utilizing internal technology and know how - and who may represent customer opportunities for specific pieces of equipment, and 2) companies who manufacture and deliver production equipment to third parties. Many players in this latter market specialize in the sale of individual pieces of equipment rather than “turn-key” production lines, while others compete directly for “turn-key” business.

As an equipment and “turnkey” systems supplier Kraft and Buda Solar compete with a broad range of suppliers into the photovoltaic or “PV” industry. Within the amorphous silicon space two of its largest competitors include Applied Materials and Oerlikon, both of which offer larger scale systems.  Kraft (with BudaSolar) offers several advantages for prospective customers including a lower price point for its entry or single line systems, and a highly cost effective manufacturing design based on its batch process - sometimes called the “box carrier” system - that yields high materials utilization and high finished product yield, and therefor commensurately lower cost. Additionally its process has the further advantage that its systems do not require costly clean rooms, which further raise the cost of equipment and production, allowing  Kraft to price its offering below that of its major competitors. Kraft has historically offered scalable systems starting with a 6MW line available for approximately $2.00 per Watt, providing a much lower cost of entry into the business.

While maintaining the low cost design of the current system, we believe that, with their newer 18 and 36 semi automated systems, Kraft (together with BudaSolar) will be able to offer larger systems capable of meeting customer plans for rapid expansion, and capable of producing a-Si modules for less than $1.00 per Watt.  Indirect competitors, competing within this low cost space, include a-Si module manufacturers like EPV Solar and Cadmium manufacturer First Solar.

Customers

The current customers of Kraft and Buda Solar are principally located in Europe and Asia.  Currently our Kraft subsidiary has one key customer, which counted for over 96% of the total revenue in 2008.

Government Regulation

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

Seasonality

We do not anticipate that our business will be substantially affected by seasonality.

Employees

As of December 31, 2008, the Company employed 57 full-time and 2 part-time employees, respectively, none of whom is a member of a union or work council. None of our employees are covered by the by collective bargaining agreements. We believe that our relations with our employees are good.

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

Engineering

The Companies engineering department consists of three dedicated mechanical engineers and seven dedicated electrical engineers as well as a number of vacuum and field services engineers. The engineering department works closely with the manufacturing unit to guarantee quality and timely delivery, under the guidance of its project management staff.

Production (Equipment manufacturing)

The largest group in the Company is the production (equipment manufacturing) department, consisting of 33 employees. These people perform the actual assembly of equipment, including activities related to the mechanical, electrical and vacuum system parts of the finished product. The manufacturing activities are actively supported by input from the engineering group.

Algatec - Potential manufacture of crystalline silicon solar modules

Algatec is a business that is focused on the development of solar modules.  Specifically, its is engaged in the manufacture, sale and distribution of metallurgical crystalline silicon solar modules at its manufacturing facility located in Prosen, Germany, approximately 80 miles from Dresden, Germany.  For the year ended December 31, 2008, its audited net income was approximately $1.7 million on total revenues of approximately $18.5 million.

Algatec has a significant contractual backlog of orders for 2009.  The current total for 2009 is 85 Megawatts (MW), representing approximately $66.45 million in revenues.  Module quantities are stated in megawatts; 85 MW is approximately 392,000 modules.  Algatec’s principal customer, representing 80 MW of our 2009 backlog, is Q-Cells International GmbH (“Q-Cells”).  In addition to being the world’s largest producer of solar cells, Q-Cells has plans to be a significant generator of electricity, and uses the Algatec modules in power projects worldwide.  Algatec has been an original equipment manufacturer (“OEM”) to Q-Cells since 2006.   Subject to its obtaining the financing required to expand its manufacturing and production capacity, Algatec anticipates that Q-Cells will renew the existing OEM agreement through December 31, 2010 and agree to purchase approximately 120 MW of metallurgical crystalline silicon solar modules in 2010.  Algatec also believes that prior to the end of 2009, Q-Cells will confirm its  2011 purchase commitments for such solar modules under the OEM agreement.  In 2009, substantially all of Algatec’s revenues will be derived under its OEM contract with Q-Cells.  Commencing in 2010, it will seek to obtain orders through direct sales to other power integrators.

Under the terms of its OEM agreement with Q-Cells, Algatec receives metallurgical crystalline cells from Q-Cells.  Using these cells, Algatec manufactures and assembles solar modules that provide at least 15% “efficiency.”  The term efficiency refers to the ability of the module to convert solar energy into electricity.  Under its OEM agreement, Algatec has no monetary outlay for the cells.

Capacity constraints have previously limited Algatec’s ability to meaningfully diversify beyond the Q-Cells OEM business.   Algatec’s current manufacturing capacity is 15 MW per year.  In order to fulfill its contractual order backlog, Algatec intends seek financing of up to $50.0 million to expand its current annual production capabilities to 175 MW.  Algatec recently acquired approximately five acres of land adjacent to our current 15,000 square foot facility, and intends to construct a 125,000 square foot plant addition at an estimated cost of $10.9 million and install five lines of crystalline module production equipment.  Algatec has contracted to purchase from The Komax Group, S.A. and other suppliers the necessary equipment to automatically string and laminate crystalline cells into solar modules.  The estimated total cost of such stringing equipment, laminating equipment to bond cells to solar modules, and ancillary items is approximately $39.2 million

Based upon inquiries from a number of potential customers, Algatec believes that there is significant demand for metallurgical crystalline modules, both in Europe and in many other areas in Asia and North America.  When it has in the past produced modules for customers other than Q-Cells, Algatec purchases the metallurgical crystalline cells from Q-Cells, manufacture the modules, and ships them to the respective client.

In February 2009, Algatec received a proposal from Nord Landesbank for a $24.65 million financing to enable Algatec to purchase for $29.0 million sixteen Xcell 3400 stringing systems from Komax’s United States subsidiary.   Such financing is subject to obtaining a loan guaranty from the Export-Import Bank of the United States (the “Ex-Im Bank”) and Algatec or the Company posting a $4.35 million letter of credit, or 15% of the contracted amount for the equipment.  Although Algatec has applied for the Ex-Im Bank guaranty and believes that it will qualify for such loan guaranty, as at the date of this Form 10-K, such guaranty commitment has not been issued, nor has Algatec or the Company provided the requisite letter of credit.

In addition to the Nord Landesbank proposed financing, Algatec has received a proposal for a $15.1 million (€11.6 million) five year bank financing from Credit Suisse Bank to enable it to purchase laminating equipment which loan is guaranteed by the Ex-Im Bank, and the balance by the laminator supplier, and a proposal from a German bank for a 20 year construction loan in the amount of $9.1 million (€7.0 million) to enable it to construct its plant addition.

There can be no assurance that any or all of the above proposed financings will be obtained by Algatec.  Consummation of such financings, or one or more alternative financings of up to $50.0 million, is a condition to the Company’s ability to complete the acquisition of Algatec.  See below.

Under current German law, companies in the five new German Länder and Berlin may apply for cash investment premiums/rebates under the so-called Investitionszulagengesetz 2007 (2007 Investment Premium Act) and for subsidies on the basis of the joint task scheme for the improvement of regional economic structure in connection with the regional aid scheme of the respective Land.  In general, these legal acts are in accordance with European Union law and have been approved by the European Commission.

The 2007 Investment Premium Act provides for a tax-free cash investment premium for initial investment projects. Assuming that the statutory requirements are fulfilled, companies may apply for an investment premium to the extent of 25% for movable assets (such as machinery and equipment) and to the extent of 12.5% for immovable assets (such as buildings and improvements).  On the basis of the 2007 Investment Premium Act and our anticipated expenditures for both movable and immovable assets, Algatec intends to apply for an investment premium of approximately €7.95 million ($11.1 million), or approximately 22.2% of total anticipated expenditures of approximately $50.1 million.

Further, Algatec has already applied for additional subsidies of approximately €5.737 million ($8.0 million) on the basis of the regional aid rules of the German Land Brandenburg in connection with the joint task scheme for the improvement of regional economic structure for subsidies.

Neither the investment premiums under the 2007 Investment Premium Act, nor the subsidies under the regional aid scheme, have been approved by either applicable administrative authority.  However Algatec believes that investment premiums under the 2007 Investment Premium Act will be granted in the summer of the year following completion of the expenditures (anticipated in 2010) and that further subsidies under the regional aid scheme may be granted in 2011.

The proceeds, if any, that are received by Algatec under the 2007 Investment Premium Act, or the subsidies under the regional aid scheme will be used to secure repayment of the above contemplated financings and/or any financing provided to Algatec or the Company to secure payment of the $4.35 million contract deposit on the Komax equipment.

Terms of the Algatec Acquisition and Related Party Financing

On October 20, 2008, Robert M. Rubin, Chairman, Chief Executive Officer and Chief Financial Officer of Solar Thin Films, formed Algatec Equity Partners, L.P., a Delaware limited partnership (the “Partnership”), for the purpose of acquiring up to 49% of the share capital of Algatec.  Effective as October 30, 2008, Algatec and members of Algatec senior management consisting of Messrs. Rainer Ruschke, Ullrich Jank, Dr. Stefan Malik and Andre Freud (collectively, the “Management Stockholders”), and Anderkonto R. Richter, Esq., as trustee for Mr. Ruschke and another Algatec stockholder (the “Trustee”), entered into a share purchase agreement (the “Algatec Share Purchase Agreement”).  Under the terms of the Algatec Share Purchase Agreement, on November 3, 2008 (the “First Closing”) the Partnership invested an aggregate of $3,513,000, of which approximately €2,476,000 was represented by a contribution to the equity of Algatec to enable it to acquire all of the assets and equity of Trend Capital, the predecessor to Algatec.  The Partnership also purchased for €1.00 per share a total of 13,750 Algatec shares, representing 27.5% of the outstanding share capital of Algatec.

The general partner of the Partnership is Algatec Management LLP, a Delaware limited liability company owned by The Rubin Family Irrevocable Stock Trust and other persons.  Mr. Rubin and Barry Pomerantz, a business associate of Mr. Rubin, are the managers of the general partner.  Under the terms of the limited partnership agreement, the general partner agreed to invest a total of $165,000 in the Partnership in consideration for 5.0% of the assets, profits and losses of the Partnership.  The limited partners, who invested an aggregate of $3,200,000 at the First Closing and additional persons the Partnership will seek to admit as limited partners by the Second Closing, will own 95.0% of the Partnership assets, profits and losses. As part of the First Closing, The Rubin Family Irrevocable Stock Trust invested an additional $1,500,000, as a limited partner, on the same terms as other limited partners of the Partnership.

In addition to its equity investment, the Partnership has agreed under the terms of a loan agreement entered into at the same time as the Algatec Share Purchase Agreement, to lend to Algatec on or about November 30, 2008 (the “Second Closing”), an additional $2,600,000 or approximately €2,000,000.  The proceeds of the loan was to be used to assist Algatec in paying the balance of the purchase price for all of the assets and equity of the Trend Capital limited partnership.  Upon funding of the loan, the Partnership would purchase for €9,250 an additional 9,250 shares, representing 21.5% of the outstanding share capital of Algatec, thereby increasing its ownership to an aggregate of 49% of the outstanding share capital of Algatec.  The loan, together with interest at the rate of 6% per annum, is repayable on the earlier of December 31, 2012 or the completion of one or more financings providing Algatec with up to $50.0 million of proceeds for expansion (the “Algatec Financing”).  Upon the Partnership funding the entire €2,000,000 loan at the Second Closing, the Management Group would own the remaining 51% of the share capital of Algatec.  If the Partnership funds less than the full €2,000,000 loan, the additional 21.5% equity to be issued to the Partnership at the Second Closing was to have been appropriately pro-rated.  On December 29, 2009, the Partnership consummated the Second Closing with Algatec and funded a loan of €2,000,000 ($2.6 million) as a result of which the Partnership’s total equity ownership in Algatec was fixed at 49% of the total number of outstanding Algatec shares.

Effective as of October 30, 2008, the Trustee, the Management Group and the Partnership (collectively, the “Algatec Stockholders”) and Algatec entered into a stock exchange agreement. Under the terms of the stock exchange agreement the Algatec stockholders agreed, subject to certain conditions, to exchange 100% of the share capital of Algatec for shares of our newly authorized Series B-5 convertible preferred stock.  The Series B-5 preferred stock is convertible at any time into that number of shares of our common stock as shall represent 60% of our “Fully-Diluted Common Stock” (as defined).  The term “Fully-Diluted Common Stock” means the aggregate number of shares of Company common stock issued and outstanding as at the date of closing of the share exchange, after giving pro-forma effect to the sale or issuance of any shares of common stock (a) that were issued at any time following the October 30, 2008 date of execution of the stock exchange agreement and prior to consummation of the Algatec acquisition, (b) that are issuable upon conversion of any Company convertible securities or upon the exercise of any warrants that were issued at any time between October 31, 2008 and consummation of the Algatec acquisition, and (c) that are issuable upon full conversion of the Series B-5 preferred stock.  However, the Algatec stockholders shall be subject to pro-rata dilution resulting from the issuance of (i) approximately 19.6 million shares of Company common stock issuable upon conversion of convertible notes or the exercise of options and warrants that were outstanding as at October 30, 2008, (ii) any shares of Company common stock issued in connection with providing financing for Algatec (as described below), or (iii) any shares of Company common stock issued or issuable after completion of the Algatec acquisition.  Consummation of the Algatec acquisition is subject to certain conditions, including Algatec obtaining up to $50.0 million of the Algatec Financing to enable it to construct the addition to its existing manufacturing facility and purchase the necessary equipment to expand its business and meet contractual obligations to Q-Cells and other customers, as described above.

On April 10, 2009, the parties agreed to extend the anticipated closing date of the transactions contemplated by the Stock Exchange Agreement to July 15, 2009.

There can be no assurance that the necessary Algatec Financing will be obtained or that the proposed Algatec acquisition will be consummated.

Under the terms of the Stock Exchange Agreement, each of Messrs. Ruschke, Malik, Jank and Freud will enter into five year employment agreements with Algatec pursuant to which Mr. Ruschke will receive an annual salary of €180,000 (approximately USD $246,600) and each of Messrs. Malik, Jank and Freud will receive annual salaries of €100,000 (approximately USD $137,000), subject to 5% annual cost-of-living increases.  In addition, such executives shall be entitled to receive annual bonuses equal to 10% of the annual net income before interest and taxes of Algatec (“EBIT”) for each of the five years, subject to an annual “cap” on such bonuses that will not exceed 100% of their annual salaries if annual EBIT is €10.0 million or less in any of the five fiscal years, and 200% of their annual salaries if such annual EBIT is more than €10.0 million in any of the five fiscal years.  Each of Messrs. Ruschke, Malik, Jank and Freud have also agreed, for a period equal to the greater of five years or the term of their individual employment with Algatec, not to compete with the “business” of the Company (defined as (i) the manufacture and sale of photovoltaic module equipment of all types, (ii) the installation of turn-key module manufacturing facilities of all types; (iii) the manufacture and sale of photovoltaic cells or modules of all types; and (iv) the installation and operation of power projects, including the supplying of solar power electricity to private industry, consumers or local or foreign governments and municipalities).

If the Algatec acquisition is consummated, the board of directors of our Company will be expanded to seven persons, of which three members of the board of directors shall be represented by the Management Stockholders.  Messrs. Ruschke, Malik and Jank have agreed to serve on our board of directors.

Solar Thin Power

In 2007, the Company formed Solar Thin Power, Inc. under the laws of the State of Delaware.  Solar Thin Power was to engage in power projects.  It currently owns a 15% interest in CG Solar Company Limited, the Company’s joint venture in China (and has agreed to purchase another 5%), and is in preliminary discussions with other prospective joint venture partners with respect to marketing and financing of various power projects.

In 2007 and 2008, Solar Thin Power received an aggregate of $3,498,396 of financing from ten unaffiliated investors who purchased common stock of Solar Thin Power at $0.50 per share.  Approximately $1,500,000 of the proceeds of such financing used by Solar Thin Power to acquire a 20% minority interest in a thin film a-Si solar module manufacturing facility in China and the balance of such proceeds were loaned to Solar Thin Films for working capital.  Under the terms of the transaction, if Solar Thin Power was not a publicly traded corporation by June 2009, the investors in Solar Power have the right to require Solar Thin Films to repurchase half of their portion of their minority equity in Solar Power for $1,767,500.

As at December 31, 2008, an aggregate of 67,570,000 shares of Solar Thin Power were issued and outstanding, of which Solar Thin Film owned 44,000,000 or 65.12% the outstanding shares of Solar Thin Power common stock.  In April 2009, Solar Thin Films agreed to transfer 2,000,000 of its Solar Thin Power shares to Strategic Growth International Inc. in lieu of cash compensation payable under a one year investor relations agreement expiring March 31, 2010.  In addition, Solar Thin Power agreed to issue three year warrants to purchase an additional 2,000,000 shares of Solar Thin Power to Strategic Growth International at an exercise price of $0.20 per share.

As a result of the foregoing transactions, as at the date of this Form 10-K, Solar Thin Films owns an aggregate of 33,900,000 shares of Solar Thin Power common stock, and stockholders of Solar Thin Power, other than Solar Thin Films, currently own an aggregate of 25,570,000 shares of the 59,470,000 outstanding shares of Solar Thin Power common stock, and Strategic Growth International holds warrants to purchase an additional 2,000,000 shares of Solar Thin Power.  Peter C. Lewis, Group Vice President and General Manager of the Thin Film Group and former Chief Executive Officer and President of Solar Thin Films owns 3,000,000 shares of Solar Thin Power and The Rubin Family Stock Trust owns 3,000,000 shares of Solar Thin Power.

Item 1A.  Risk Factors.

You should carefully consider the risks described below in conjunction with our  forward looking statement related risks as set forth in the beginning of this report, as well as the other information in this report, when evaluating our business and future prospects. Should any of the following risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and investors could lose all or a portion of the value of their investment in our common stock.

Risks Related to Our Financial Condition

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of December 31, 2008 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2009. Our independent registered public accounting firm issued a report that was included in this annual report which included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have a significant working capital shortage; are currently in default in payment of approximately $1.75 million of indebtedness which became due in March 2009, and may face litigation or even bankruptcy if we are unable to met our obligations.

As at December 31, 2008, the Company’s consolidated current liabilities exceeded its consolidated current assets by $7,261,614.   The Company is currently in default in the payment of notes aggregating $1.75 million which became due in March 2009 or earlier, and outstanding accounts payable of approximately $4.0 million are also past due.  Unless the Company is able to obtain additional capital or other financing within the next 60 to 90 days, or sooner, its creditors may sue to collect on their notes and accounts, which action may accelerate the due date of other Company indebtedness aggregating approximately $1.2 million that is not currently in default.  In such event, the Company may be required to seek protection from its creditors under the Federal Bankruptcy Act.  Although the Company is actively pursuing such financing, there is no assurance that it will be obtained on commercially reasonable terms, if at all.  Even if such financing is obtainable, it may be expected that the terms thereof will significantly dilute the equity interests of existing stockholders of the Company.

Our existing and potential subsidiaries need to raise significant additional capital which may not be available on acceptable terms or at all.

In addition to the indebtedness and other obligations of Solar Thin Films, our Kraft subsidiary requires additional capital to meet its expansion plans and may require approximately $1.1 million to consummate the proposed Buda Solar acquisition.  In addition, in order to consummate the proposed Algatec acquisition, the Company must assist Algatec in obtaining up to $50.0 million of expansion financing.  Although the Company and Algatec are considering various debt financing proposals, there is no assurance that such additional financing will be obtained on commercially reasonable terms, if at all.

If adequate funding is not available on acceptable terms, Kraft may be unable to develop or enhance its products or take advantage of its acquisition opportunities, either of which could have a material adverse effect on the Company's business, results of operations and financial condition and may reduce our ability to continue to conduct business operations. Any additional equity or equity-type financing (including the issuance of convertible securities or warrants) will likely involve substantial dilution to our then existing shareholders

We have a history of losses, expect to incur substantial further losses and may not achieve or maintain profitability in the future, which may decrease the market value of our stock.

The Company has reported a net loss of $6,974,675 from operations for the year ended December 31, 2008 and a net loss of $3,824,645 from operations for the year ended December 31, 2007.

The Company has suffered operating losses and negative cash flows from operations since inception and, at December 31, 2008, the Company had an accumulated deficit of $32,549,564. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. We will continue to incur losses until we are able to establish significant sales. Our possible success is dependent upon the successful development and marketing of our products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

Our revenues and operating results are likely to fluctuate significantly.

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

Risks Related to our Current Business Operations

Kraft has generated limited revenues and it may never achieve profitability.

To date, the Company, through its Kraft subsidiary, has generated limited revenues of $3,436,779 and $5,779,578 for the years ended December 31, 2008 and December 31, 2007, respectively, and the Company incurred losses from operations of $6,974,675 and $3,824,645, respectively. Kraft’s future existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. We cannot assure you that the Company can achieve or sustain profitability in the future. Kraft’s operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our PV manufacturing facilities development will achieve market acceptance. The Company may not achieve its business objectives and the failure to achieve such goals would have an adverse impact on Kraft. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Our equipment business is small and projected revenues may not materialize.

Since its inception, our thin film amorphous silicon equipment business located in Hungary has only delivered $11,643,311 of equipment to customers and has never sold more than $5,000,000 of equipment in any one year.  Our ability to achieve or even approach our sales and profit projections are subject to a number of factors, some of which are beyond our control.. Such factors include, without limitation:

•	entering into definitive agreements with financially credible customers that provide for adequate profit margins;

•	our obtaining meaningful down payments to provide sufficient cash flow to enable Kraft to purchase necessary components and pay labor costs;

•	significantly increasing our personnel and infrastructure;

•	our having or obtaining sufficient manufacturing capacity;

•	our ability to meet contracted for delivery schedules; and

•	our ability to obtain and post completion bonds or other guarantees, if required by certain customers.

Kraft is dependent on a only a few customers and any loss of these customers will have a negative impact on our operations.

           For the year ended December 31, 2008, Kraft derived over 96% of its total revenues from one key customer. A loss of this relationship, for any reason could cause the Company to experience difficulties in obtaining revenue and implementing its business strategy. There can be no assurance that the Company could establish other relationships of adequate revenue in a timely manner or at all. In the event that STF is not able to significantly increase the number of customers or vendors that purchase its products its financial condition and results of operations will be materially and adversely affected.

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

The market we are addressing is rapidly evolving and is experiencing technological advances and new market entrants. Our future success will require us to scale our manufacturing capacity significantly beyond the capacity of our Budapest, Hungary manufacturing facility, and our business model and technology are unproven at significant scale. Moreover, Kraft’s strategic partnerships with Buda Solar and Algatec, are only in the early stages of development and have not been officially agreed to and formalized. Kraft has limited experience upon which to predict whether it will be successful. As a result, you should consider its business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a growing and rapidly evolving market.

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

The development of a successful market for turnkey manufacturing facility may be adversely affected by a number of factors, many of which are beyond our control, including, without limitation:

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

•	our failure to develop and maintain successful relationships with strategic partners, including, Buda Solar and Algatec.

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

To date, Kraft has delivered equipment for facilities in New Jersey, Germany, Portugal, China, Taiwan and Greece and is now delivering a “turnkey” system in Spain. Going forward we expect to seek to develop turnkey facilities on an international basis. It will require significant management attention and financial resources to successfully develop our international sales channels either internally (with BudaSolar) or through outside agents. In addition, the marketing, development and sale of our turnkey facilities internationally could expose us to a number of markets with which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

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

We may not be able to successfully develop and commercialize our turnkey PV manufacturing facilities which would result in continued losses and may require us to curtail or cease.

While we have made progress in the development of our PV manufacturing facilities, we have generated limited revenues and we are unable to project when we will achieve profitability, if at all. As is the case with any new technology, we expect the development process to continue. We cannot assure that our engineering resources will be able to modify the product fast enough to meet market requirements. We can also not assure that our product will gain market acceptance and that we will be able to successfully commercialize the technologies. The failure to successfully develop and commercialize the technologies passed its current stage would result in continued losses and may require us to curtail or cease operations.

Our fixed-price contracts could subject us to losses in the event that we have cost overruns.

Substantially all of our agreements with customers are based upon fixed-price contracts.  In a fixed-price contract, the price is not subject to adjustment based on cost incurred to perform the required work under the contract. Therefore, we fully absorb cost overruns on fixed-price contracts, thereby reducing our profit margin.  Further risks associated with fixed-price contracts include the difficulty of estimating costs that are related to performance in accordance with contract specifications and the possibility of obsolescence in connection with long-term procurements.  We may not be able to accurately estimate the costs of the components and materials that we use to manufacture our products, because their prices have been, and we expect them to continue to be, subject to volatility. Also, any failure to anticipate technical problems, estimate costs accurately or control costs during performance of a contract can reduce our profitability. Under fixed-price contracts, we may not be able to pass price and cost increases on to our customers, which could have an adverse effect on our financial results.

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

We depend on the services of key executives and technical and other personnel, the loss of whom could materially harm our business or reduce our operational effectiveness.

Some of our senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying opportunities and arranging necessary financing. We are highly dependent on our management, in particular, Peter Lewis, the Group Vice President and General Manager of the Thin Film Group, and Robert Rubin, the Chief Executive Officer and Chief Financial Officer, and consultants who are all critical to the development of our financing arrangements, technologies and business. Losing the services of any of these individuals, including, without limitation, Peter Lewis or Robert Rubin, could adversely affect our business until a suitable replacement could be found. If we were to lose any one of these individuals, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies or financing arrangements. We believe that they could not quickly be replaced with executives of equal experience and capabilities. We do not maintain key person life insurance policies on any of our executives. The employment agreement entered with Mr. Lewis and our company (as amended on April 7, 2009) is for a term of three years through June 2010. The agreements entered between our company and Rubin expire in June 2009.

There is a continuing demand for qualified technical personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel.  Competition for personnel in our industry is intense, and there is a limited number of persons with knowledge of, and experience in, this industry. Although we currently experience relatively low rates of turnover for our technical personnel, the rate of turnover may increase in the future. During surge production periods, we rely on a substantial number of temporary employees. An inability to attract or maintain a sufficient number of technical or temporary personnel could have a material adverse effect on our contract performance or on our ability to capitalize on market opportunities.

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

Risks Related to our Proposed Business Operations

Substantially all of Algatec's existing and projected 2009 revenues are derived from its OEM contract with Q-Cells, which contract will expire at the end of 2009; there can be no assurance that Q-Cells will renew such contract beyond such date or on financially acceptable terms.  A loss of the OEM contract with Q-Cells or a reduction of sales or profit margins under such OEM contract would have a material adverse effect on Algatec’s business.

Algatec derived approximately 60% of its 2008 revenues from its OEM contract with Q-Cells and anticipates that a significant portion of its projected 2009 revenues will be derived under such contract that currently expires on December 31, 2009.  Although we have received agreement in principle with Q-Cells to extend such agreement through 2010 and anticipate signed such extension in January 2009, even if extended, the Q-Cells contract will then expire on December 31, 2010.  Although Algatec believes that Q-Cells will negotiate a contract extension beyond 2010 with revised pricing and other terms prior to such anticipated December 31, 2010 expiration date, there can be no assurance Q-cells will renew such contract beyond 2010 or, even if renewed, that such renewed contract will be on financially attractive terms.  Even if renewed for 2011 and beyond, a reduction in the annual sales revenues or profit margins under such OEM contract would have a material adverse effect on our business, results of operations and cash flow.  A termination of such OEM contract in the near term would have a material adverse effect to our business, results of operations, cash flow and ability to make principal installment payments under the notes.

Algatec's inability to perform under its Q-Cells OEM contract would have a material adverse effect on our consolidated business and prospects.

A failure to meet perform or otherwise meet delivery schedules to Q-Cells or other customers in accordance with contractual requirements, would have a material adverse effect on our reputation and future sales and business prospects.  Each of such contracts obligates Algatec to meet certain delivery schedules, and furnish equipment that performs within agreed upon product specifications.  A default or other failure to perform obligations under such contracts, could result in Algatec incurring substantial financial losses and subject them to liabilities to their customers.

Prices of metallurgical crystalline cells and other components may increase causing our profit margins to decrease

Upon completion of its fixed asset additions, Algatec intends to increasingly focus a portion of its business activities on Profit Center 2 - the sale of metallurgical crystalline solar modules to third parties other than Q-Cells.  The price currently being charged by Q-Cells to Algatec for metallurgical crystalline cells that are not covered by the OEM agreement (i.e., to be included in solar modules sold resale to third parties) may significantly increase.  This which would erode anticipated profit margins and Algatec’s projected earnings.  Because it does not control the production of cells or other components, Algatec may also be subject to delays caused by interruption in production of materials based on conditions not within its control. Such conditions include job actions or strikes by employees of Q-Cells or other suppliers, transportation interruptions, and natural disasters or other catastrophic events. There can be no assurance that Algatec will be able to obtain alternative sources of metallurgical crystalline cells or other components at favorable prices, or at all, if it experiences supply shortages.

Algatec’s strategy depends on continued outsourcing by Q-Cells and producers of solar modules and power plants.

Algatec's strategy to increase sales depends in part on the continued outsourcing by Q-Cells of metallurgical crystalline solar modules for installation in power projects.  Although Algatec believes that, as a world-wide supplier of metallurgical crystalline and other solar cells to module producers, Q-Cells would not elect to compete with its customers, there can be no assurance that it will not change its business strategy and enter the module manufacturing business in direct competition with Algatec and others.  In such event, Q-Cells would likely terminate its agreement with Algatec and may refuse to continue to sell Algatec metallurgical crystalline cells, or significantly raise the price of such solar module component.  In addition, other large producers of thin-film a-Si modules or operators of turn-key solar power facilities, may elect to stop outsourcing the purchase of equipment to manufacture such modules.  The occurrence of either of such events, would have a material adverse effect on our results of operations and financial condition.

There is no assurance that Algatec will be able to build equip and operate its new manufacturing facilities on schedule or within the amount budgeted for such purpose.

Even if Algatec is able to obtain the necessary financing, the construction of its manufacturing facility and receipt and installation of necessary production equipment could be materially delayed by factors beyond the control of Algatec, including labor disputes, material shortages and weather conditions.  There can also be no assurance that, once installed, the production equipment will work properly or efficiently; failing which Algatec’s production schedule could be materially delayed.  In addition, Algatec could face significant cost overruns in its construction and equipment installation efforts which could have a material adverse effect on its liquidity and production scheduling.

There is no assurance that Algatec will receive the investment premium under the 2007 Investment Premium Act or the subsidies under the regional aid scheme we applied for and/or that we will not have to pay back the respective subsidies.

Algatec will have a legal right to obtain investment premiums under the 2007 Investment Premium Act provided that the statutory requirements of the 2007 Investment Premium Act are fulfilled.   On this basis, Algatec will have a legal right to obtain a 25% investment premium with regard to the movable assets (investments with regard to the purchase of machinery and equipment) and a 12.5% investment premium for the immovable assets (investments with regard to the construction of the 125,000 square foot plant addition).

Once the investments have been made and the movable and immovable assets have been constructed, purchased and installed, we believe that it is highly probable that the statutory requirements will have been fulfilled and that the German authority therefore will grant the investment premium calculated for the movable assets on the one hand and for the immovable assets on the other hand.  However, there is no assurance that the German administrative authority will not conclude that the statutory requirements have not been fulfilled, or seek to reclaim the investment premiums at a later stage.  For instance, the German administrative authority is obliged to repeal its decision and to reclaim the investment premium if the applicable company does not comply with the statutory requirements during the commitment period of three years after completion of the investment project.

Further, Algatec will not have a strict legal right to obtain the administrative approval of a regional subsidy even if the requirements of the respective regional aid scheme are fulfilled.  Thus, it cannot be assured that the authority of the Land Brandenburggrant will grant the subsidy.  Even if the Land Brandenburggrant will grant the subsidy, it cannot be assured that, after exercising its discretion, the Land Brandenburggrant will not reclaim the subsidy at a later stage. The Land Brandenburggrant will be obliged to repeal its decision and to reclaim the subsidy if the requirements of the regional aid schemes are not fulfilled after the completion of the investment project.

In addition and even if the German administrative authorities approve the aforementioned state aid measures it is possible that the European Commission could, acting on its own initiative or following a complaint, come to the conclusion that the respective measure(s) is/are not compatible with the Common Market of the EU, it could oblige Germany to reclaim the relevant subsidies.  In such a case, Algatec might even be obliged to pay for interest and/or damages.

Algatec depends on the services of key executives and technical and other personnel, the loss of whom could materially harm our business or reduce its operational effectiveness.

Some of the Algatec senior executives, especially Rainer Ruschke and Ullrich Jank, are important to its success because they have been instrumental in developing with Komax its module stringing equipment and other technical capabilities, operating its business, identifying, and recruiting and training key personnel, identifying opportunities. Losing the services of any of these individuals could adversely affect Algatec's business until a suitable replacement could be found. We believe that they could not quickly be replaced with executives of equal experience and capabilities.  There is a continuing demand for qualified technical personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel.  Competition for personnel in our industry is intense, and there is a limited number of persons with knowledge of, and experience in, the crystalline module production business. Although Algatec currently experience relatively low rates of turnover for technical personnel, the rate of turnover may increase in the future. During surge production periods, Algatec relies on a substantial number of temporary employees. An inability to attract or maintain a sufficient number of technical or temporary personnel could have a material adverse effect on its contract performance or on its ability to capitalize on market opportunities

Other Business Risks

Fixed-price contracts could subject us to losses in the event that we have cost overruns.

Substantially all of agreements with customers of Algatec and Kraft are based upon fixed-price contracts.  In a fixed-price contract, the price is not subject to adjustment based on cost incurred to perform the required work under the contract. Therefore, we and Kraft fully absorb cost overruns on fixed-price contracts, thereby reducing our profit margin.  Further risks associated with fixed-price contracts include the difficulty of estimating costs that are related to performance in accordance with contract specifications and the possibility of obsolescence in connection with long-term procurements.  We may not be able to accurately estimate the costs of the components and materials that we use to manufacture our products, because their prices have been, and we expect them to continue to be, subject to volatility. Also, any failure to anticipate technical problems, estimate costs accurately or control costs during performance of a contract can reduce our profitability. Under fixed-price contracts, we may not be able to pass price and cost increases on to our customers, which could have an adverse effect on our financial results.

We have no excess production facilities. Therefore, the loss of one of our facilities would adversely affect our production capability.

Our manufacturing operations occur at one facility located in Prosen, Germany.  We have no other production facilities at the present time.  We may lose production capability if a natural or other disaster were to occur that affected one of our facilities or if we were unable to renew an expired lease for any such facility. The loss of any of our facilities would adversely affect our production capacity and could have a material adverse effect on our results of operations or financial condition.

Governmental regulation may have a negative impact on our business.

Our operations and properties are subject to regulation by various government entities and agencies. As a producer of food products, our operations are subject to production, packaging, quality, labeling and distribution standards. Our manufacturing, processing and distribution facilities are also subject to various workplace regulations. We believe that our current compliance programs adequately address such concerns and that we are in substantial compliance with applicable laws and regulations. However, compliance with, or any violation of, current and future laws or regulations could require material expenditures or otherwise adversely affect our business and financial results.

Product recalls could have a material adverse effect on our business.

Manufacturers of solar modules are sometimes subject to the recall of their products for a variety of reasons, including for product defects or failure to adequately perform to contract specifications. If any of our products are recalled due to a product defect or for any other reason, we could be required to incur the expense of the recall or the expense of any resulting legal proceeding. Additionally, if one of the significant products of Algatec or Kraft were subject to recall, the image of that brand and our company could be harmed, which could have a material adverse effect on our business and the consolidated operations of Solar Thin Films.

Product liability claims could have a material adverse effect on our business and that of Kraft.

We and Kraft face an inherent risk of exposure to product liability claims if any of the products we sell cause injury or illness. We have obtained liability insurance for product liability claims. We cannot assure you, however, that this insurance will continue to be available at a reasonable cost, or that any insurance that we obtain will be adequate to cover product liability claims against us. We generally obtain contractual indemnification from parties supplying our products, but this form of indemnification is limited, as a practical matter, to the creditworthiness and financial resources of the indemnifying party.  If we do not have adequate insurance or contractual indemnification available, losses associated with product liability claims could have a material adverse effect on our business, operating results and financial condition.

Environmental laws and regulations may subject us to significant costs and liabilities.

We are subject to various U.S. federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing and imposing liabilities for the discharge of pollutants into the air and water, the management and on-site and off-site disposal of hazardous substances and wastes, the maintenance of a safe workplace and the investigation and cleanup of contamination at currently or formerly owned, operated or leased sites, as well as third-party owned sites that may have been impacted by our operations. In addition, some of our operations require environmental permits and controls to prevent and limit pollution of the environment. We could incur substantial costs, including cleanup costs, civil or criminal fines, penalties or sanctions and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws and regulations or non-compliance with the environmental permits required at our facilities. Some environmental laws impose strict, and under certain circumstances joint and several, liability on the current, as well as former, owners and operators of contaminated sites for costs of investigation and remediation of contamination on and emanating from these sites, and also impose liability for damages to natural resources. See discussion of the ongoing environmental issue at the site of our packaging plant in ‘‘Business—Environmental Matters’’ below at page 57.

These laws, regulations and permits also could require the installation of costly pollution control equipment or operational changes to limit pollution emissions or decrease the likelihood of accidental releases of hazardous substances. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at our or other sites or the imposition of new cleanup requirements could require us to incur future costs that would have a negative effect on our results of operations or cash flow.

Risks Related to Solar Thin Films Common Stock

Our current stockholders are expected to incur significant immediate substantial dilution.

As of April 13, 2009, we had 58,136,113 shares of common stock issued and outstanding.  In addition, at such date there are an additional 20,028,959 shares issuable under outstanding options and warrants.  Assuming all shares of our common stock that are issuable under outstanding options, warrants are issued, a total of approximately 112,000,000 shares would be issued and outstanding and our current stockholders’ equity in such common stock will be reduced to 51.6%, or a dilution of 48.4%.  In addition, inasmuch as the per  share price for the Company’s common stock has dropped significantly from a high of $1.14 in the quarter ended June 30, 2008 to $0.18 per share as at March 31, 2009, any additional common stock, convertible securities or warrants we may issue to raise much needed capital will further significantly dilute the equity ownership of our current stockholders.

The proposed acquisition of Algatec will result in a further immediate and substantial dilution of the equity of our current stockholders.

Under the terms of our proposed share exchange agreement, the current stockholders of Algatec (which includes The Rubin Family Stock Trust formed by our Chairman, CEO and CFO, Robert M. Rubin) will receive, in exchange for 100% of the share capital of Algatec, 60% of the “Fully-Diluted Common Stock” of the Company.  Based on such definition (excluding adjustments that may result from shares or share equivalents that we may issue to provide financing for our company unrelated to the Algatec acquisition), the Algatec shareholders would receive (based on our current capitalization) approximately 150,000,000 additional shares of our common stock) or 60% of the approximately 250,000,000 million shares to be outstanding after such acquisition.  This transaction will therefore further reduce the equity of the 58,136,113 shares owned by our current common stockholders to approximately 23% of the outstanding shares, before dilution resulting the exercise of outstanding warrants and options.

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

If our stockholders sell substantial amounts of the Company’s common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of its common stock could fall. These sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate. Stockholders who have been issued shares may be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning six months after the stockholders acquired their shares.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any returns on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Our common stock is deemed to be “penny stock” with a limited trading market.

Our common stock is currently listed for trading on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if we have been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

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

In November 2005, Kraft entered into a three year fixed term lease agreement for its corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $14,200 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after December 31, 2006 in accordance with the inflationary index published by the Central Statistical Office. Rental expenses charged to operations for the year ended December 31, 2008 and 2007 are $266,359 and $217,885, respectively.  In late 2007, the Company signed a modified rental agreement for the Budapest facilities and expanded its spaces as well as extended the contract for an additional three years period of time, which resulted in a slight increase in rent from 2007 to 2008.

The Company also has a mailing address within the United States located at 25 Highland Blvd., Dix Hills, New York 11746.

We believe that our facilities are adequate to meet our current needs. Our offices are in good condition and are sufficient to conduct our operations. We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

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

Currently, the suit has not proceeded past the filing and service of the complaint. We have obtained an open-ended extension of time in which to answer and/or move with regard to the complaint. We are attempting to resolve the matter amicably. However, in the event litigation proceeds, it will be aggressively defended.  Management believes that the plaintiff’s suit is without merit, and further believes the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

A suit was filed on February 8, 2008 in the New York State Supreme Court by an investor seeking damages in an amount not to exceed $50,000, plus interest and costs, allegedly resulting from the Company’s delay in registering certain securities. The matter was settled in June 2008.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

We have not submitted any matters to a vote of security holders in the fourth quarter of 2008 or thereafter.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "SLTN.OB" Effective as of July 3, 2006, the Company changed its name from American United Global, Inc. to Solar Thin Films, Inc. As a result, our quotation symbol changed from “AUGB.PK” to “SLTF.PK”. In February 2007, the Company’s symbol was changed to SLTN.OB. The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the Over-the-Counter Bulletin Board. Particularly since our common stock is traded infrequently, such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market

Year Ended December 31, 2008	High	Low
First Quarter ended March 31, 2008	$1.65	$0.72
Second Quarter ended June 30, 2008	$1.14	$0.76
Third Quarter ended September 30, 2008	$0.90	$0.58
Fourth Quarter ended December 31, 2008	$0.65	$0.17

Year Ended December 31, 2007	High	Low
First Quarter ended March 31, 2007	$2.24	$0.82
Second Quarter ended June 30, 2007	$0.93	$0.47
Third Quarter ended September 30, 2007	$1.09	$0.57
Fourth Quarter ended December 31, 2007	$1.57	$0.94

Year Ended December 31, 2006	High	Low
First Quarter ended March 31, 2006	$3.20	$1.36
Second Quarter ended June 30, 2006	$3.52	$1.36
Third Quarter ended September 30, 2006	$3.12	$1.92
Fourth Quarter ended December 31, 2006	$2.27	$1.52

The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.0 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

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

Number of Shareholders

As of December 31, 2008, there were 57,810,601 shares of our common stock issued and outstanding and 180 holders of record of our common stock. The transfer agent of our common stock is Corporate Stock Transfer, LLC, 3200 Cherry Creek Dr. South, Suite 430, Denver, CO 80209.

Dividends

Except for dividend payment declared by Kraft in 2001 and 2002, we have never paid cash dividends or distributions to our equity owners. We do not expect to pay cash dividends on our common stock, but instead, intend to utilize available cash to support the development and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including but not limited to, future operating results, capital requirements, financial condition and the terms of any credit facility or other financing arrangements we may obtain or enter into, future prospects and in other factors our Board of Directors may deem relevant at the time such payment is considered. There is no assurance that we will be able or will desire to pay dividends in the near future or, if dividends are paid, in what amount.

Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer’s investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of our stock. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Equity Compensation Plan Information

The following table presents information as of December 31, 2008 with respect to compensation plans under which equity securities were authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2001 Stock Plan	-0-	$-0-	-0-

2007 Stock Plan	-0-	$-0-	5,000,000

Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	-0-	$-0-	5,000,000

The equity compensation plans are discussed in Note 15 of the 2008 Consolidated Financial Statements.

Other than as set forth above, we do not have any stock option, bonus, profit sharing, pension or similar plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases or repurchases of our equity securities by the Company or any affiliated purchasers.

Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter of 2008, we issued (or contracting to issue) equity securities without registration under the Securities Act of 1933, as amended, as follows:

On September 29, 2008, the Company and Kraft entered into a stock exchange agreement (the “Exchange Agreement”) with Buda Solar Technologies Co. Ltd. (“Buda Solar”), New Palace Investments Ltd., a Cyprus corporation (“NPI”), Istvan Krafcsik (“Krafcsik”) and Attila Horvath (“Horvath”, and collectively with NPI and Krafcsik, the “Buda Solar Stockholders”). Under the terms of the Exchange Agreement, Kraft agreed to acquire from the Buda Solar Stockholders 100% of the outstanding registered share equity capital of Buda Solar in exchange for 40% of the outstanding capital stock or share capital of Kraft on a fully diluted basis.

On April 3, 2009, the Company, Kraft, BudaSolar and the BudaSolar Stockholders entered into an amended and restated stock exchange agreement (the “Amended Exchange Agreement”) dated as of April 2, 2009 under which Kraft agreed to acquire from the BudaSolar Stockholders 100% of the outstanding registered share equity capital of BudaSolar in exchange for the Company transferring to the BudaSolar Stockholders 49% of the outstanding capital stock or share capital (the “Kraft Shares”) of Kraft (the “Share Exchange”).  As a result, the Company will own 51% of Kraft and its 51% owned Kraft subsidiary will, in turn, own 100% of the share capital of BudaSolar.  In addition, the Amended Exchange Agreement deleted the put option of the BudaSolar Stockholders, and the call option of the Company and Kraft, each resulting in the Company and Kraft acquiring from the BudaSolar Stockholders 100% of Kraft Shares owned by the BudaSolar Stockholders or their affiliates after the closing of the Share Exchange.

On October 27, 2008, the Company issued 5 year options to purchase an aggregate of 500,000 shares of common stock at an exercise price equal to $0.42 per share to Mr. Gary Maitland and Dr. Boris Goldstein as compensation for services to be performed by them in their capacities as directors of the Company. Such options vest in accordance with the following schedule: (i) options to purchase 83,333 shares of common stock vest on October 27, 2009; (ii) options to purchase 83,333 shares of common stock vest on October 27, 2010; and (iii) options to purchase 83,334 shares of common stock vest on October 27, 2011.

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

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Solar Thin Films, Inc. or executive officers of Solar Thin Films, Inc., and transfer was restricted by Solar Thin Films, Inc. in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 6.  Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition or Results of Operations.

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A   RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” IN THIS FORM 10-K AND IN OUR OTHER FILINGS WITH THE SEC. IN ADDITION,  SEE “CAUTIONARY   STATEMENT REGARDING FORWARD-LOOKING STATEMENTS ” SET FORTH IN THIS REPORT.

Overview

Solar Thin Films, Inc. (the “Company”) is a business focused on the solar energy industry.  We engage in the manufacture, sale and distribution of equipment that is used to produce thin film amorphous silicon (or “a-Si”) photovoltaic solar panels or modules and provide turn-key a-Si module manufacturing facilities.  The Company through its wholly owned subsidiary, Kraft Elektronikai Zrt (“Kraft”), is presently engaged in the design, development and construction on behalf of its customers of both photovoltaic manufacturing equipment and both alone and sometimes through strategic partners of “turnkey” manufacturing plants that produce photovoltaic thin film modules.  The Company expects the primary use of such photovoltaic thin film modules will be the construction of solar power plants by corporations and governments.

On April 3, 2009, the Company and Kraft entered into a restated share exchange agreement with Buda Solar Technologies Co. Ltd. (“Buda Solar”) and its shareholders.  Under the terms of such agreement, subject to the satisfaction of certain closing conditions, Kraft will acquire 100% of the share capital of Buda Solar and will issue to the stockholders of Buda Solar 49% of the share capital of Kraft.  As a result, the Company will own 51% of Kraft and our 51% owned Kraft subsidiary will, in turn, own 100% of the share capital of Buda Solar.  Buda Solar is engaged in the providing technical and installation services for the production and installation of thin film a-Si solar module manufacturing equipment.  Consummation of the Buda Solar transaction is scheduled to occur in June 2009.

Effective as of October 30, 2008, the Company entered into a stock exchange agreement with Algatec Solar AG and its shareholders.  Algatec produces, sells and distributes metallurgical and other types of crystalline silicon solar panels or modules.  For a description of the terms of this agreement, see “Description of our Business –Algatec-Potential manufacture of crystalline silicon solar modules” in this Form 10-K.

The Company, in the future, may further vertically integrate itself within this industry through activities in, but not limited to, investing in and/or operating the module manufacturing plants, selling thin film photovoltaic modules, and installing and/or managing solar power plants. The Company also intends, directly and through joint ventures or strategic alliances with other companies or governmental agencies, to sell equipment for and participate financially in solar power facilities using thin film a-Si solar modules or metallurgical and other crystalline solar modules as the power source to provide electricity to municipalities, businesses and consumers.

Consummation of both the Buda Solar and Algatec acquisitions as well as all other expansion plans of the Company are subject to its ability to solve its significant working capital shortages; make payment or other arrangements for the resolution of approximately $2.9 million of indebtedness (approximately $1.75 million of which is in default) and other accrued accounts payable, all of which are overdue.  In the event that the Company is unable to resolve these matters within the next 90 days, it may be unable to continue in business and/or may be required to seek protection from its creditors under the Federal Bankruptcy Act.

Kraft and Buda Solar are each Hungarian corporations and their headquarters are located in Budapest, Hungary.  Algatec is a German corporation and its headquarters are located in Proesen, Germany.  Solar Thin Films is a Delaware corporation and its headquarters are located at 25 Highland Boulevard, Dix Hills, New York 11746. Solar Thin Films website is located at www.solarthinfilms.com.

Company History

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

In the subsequent years, Kraft has manufactured equipment for such facilities in New Jersey, Germany, Hungary, China, Taiwan and Greece. In producing equipment for these facilities, Kraft developed substantial equipment manufacturing expertise. More recently as a supplier to RESI for the CG Solar project in Weihai, China Kraft developed additional process expertise required to allow it to become a leading manufacturer of “turnkey” plants, including the delivery of both equipment and services, that produce photovoltaics modules utilizing thin-film technology. Kraft is now using this expertise to deliver its first "turnkey" plant in Spain commencing in December 2008 and continuing through 2009.

Stock Exchange Agreement with Buda Solar Technologies Co. Ltd.

On April 3, 2009, the Company and Kraft entered into a restated share exchange agreement with Buda Solar Technologies Co. Ltd. (“Buda Solar”) and its shareholders.  Under the terms of such agreement, subject to the satisfaction of certain closing conditions, Kraft will acquire 100% of the share capital of Buda Solar and will issue to the stockholders of Buda Solar 49% of the share capital of Kraft.  As a result, the Company will own 51% of Kraft and our 51% owned Kraft subsidiary will, in turn, own 100% of the share capital of Buda Solar.  Buda Solar is engaged in the providing technical and installation services for the production and installation of thin film a-Si solar module manufacturing equipment.  Consummation of the Buda Solar transaction is scheduled to occur in June 2009.

Under the terms of a separate agreement with Buda Solar, Kraft has contracted to purchase from Buda Solar certain technical services on a consulting basis for a fee of $250,000 per month.  A total of $750,000 has been paid as of March 31, 2009.

Agreements with Algatec Solar AG

On October 20, 2008, Robert M. Rubin, Chairman, Chief Executive Officer and Chief Financial Officer of Solar Thin Films, formed Algatec Equity Partners, L.P., a Delaware limited partnership (the “Partnership”), for the purpose of acquiring up to 49% of the share capital of Algatec.  Effective as October 30, 2008, Algatec and members of Algatec senior management consisting of Messrs. Rainer Ruschke, Ullrich Jank, Dr. Stefan Malik and Andre Freud (collectively, the “Management Stockholders”), and Anderkonto R. Richter, Esq., as trustee for Mr. Ruschke and another Algatec stockholder (the “Trustee”), entered into a share purchase agreement (the “Algatec Share Purchase Agreement”).  Under the terms of the Algatec Share Purchase Agreement, on November 3, 2008 (the “First Closing”) the Partnership invested an aggregate of $3,513,000, of which approximately €2,476,000 was represented by a contribution to the equity of Algatec to enable it to acquire all of the assets and equity of Trend Capital, the predecessor to Algatec.  The Partnership also purchased for €1.00 per share a total of 13,750 Algatec shares, representing 27.5% of the outstanding share capital of Algatec.

The general partner of the Partnership is Algatec Management LLP, a Delaware limited liability company owned by The Rubin Family Irrevocable Stock Trust and other persons.  Mr. Rubin and Barry Pomerantz, a business associate of Mr. Rubin, are the managers of the general partner.  Under the terms of the limited partnership agreement, the general partner agreed to invest a total of $165,000 in the Partnership in consideration for 5.0% of the assets, profits and losses of the Partnership.  The limited partners, who invested an aggregate of $3,200,000 at the First Closing and additional persons the Partnership will seek to admit as limited partners by the Second Closing, will own 95.0% of the Partnership assets, profits and losses. As part of the First Closing, The Rubin Family Irrevocable Stock Trust invested an additional $1,500,000, as a limited partner, on the same terms as other limited partners of the Partnership.

In addition to its equity investment, the Partnership has agreed under the terms of a loan agreement entered into at the same time as the Algatec Share Purchase Agreement, to lend to Algatec on or about November 30, 2008 (the “Second Closing”), an additional $2,600,000 or approximately €2,000,000.  The proceeds of the loan was to be used to assist Algatec in paying the balance of the purchase price for all of the assets and equity of the Trend Capital limited partnership.  Upon funding of the loan, the Partnership would purchase for €9,250 an additional 9,250 shares, representing 21.5% of the outstanding share capital of Algatec, thereby increasing its ownership to an aggregate of 49% of the outstanding share capital of Algatec.  The loan, together with interest at the rate of 6% per annum, is repayable on the earlier of December 31, 2012 or the completion of a financing providing Algatec with up to $50.0 million of proceeds for expansion (the “Algatec Financing”).  Upon the Partnership funding the entire €2,000,000 loan at the Second Closing, the Management Group would own the remaining 51% of the share capital of Algatec.  If the Partnership funds less than the full €2,000,000 loan, the additional 21.5% equity to be issued to the Partnership at the Second Closing was to have been appropriately pro-rated.  On December 29, 2009, the Partnership consummated the Second Closing with Algatec and funded a loan of €2,000,000 ($2.6 million) as a result of which the Partnership’s total equity ownership in Algatec was fixed at 49% of the total number of outstanding Algatec shares.

Effective as of October 30, 2008, the Trustee, the Management Group and the Partnership (collectively, the “Algatec Stockholders”) and Algatec entered into a stock exchange agreement. Under the terms of the stock exchange agreement the Algatec stockholders agreed, subject to certain conditions, to exchange 100% of the share capital of Algatec for shares of our newly authorized Series B-5 convertible preferred stock.  The Series B-5 preferred stock is convertible at any time into that number of shares of our common stock as shall represent 60% of our “Fully-Diluted Common Stock” (as defined).  The term “Fully-Diluted Common Stock” means the aggregate number of shares of Company common stock issued and outstanding as at the date of closing of the share exchange, after giving pro-forma effect to the sale or issuance of any shares of common stock (a) that were issued at any time following the October 30, 2008 date of execution of the stock exchange agreement and prior to consummation of the Algatec acquisition, (b) that are issuable upon conversion of any Company convertible securities or upon the exercise of any warrants that were issued at any time between October 31, 2008 and consummation of the Algatec acquisition, and (c) that are issuable upon full conversion of the Series B-5 preferred stock.  However, the Algatec stockholders shall be subject to pro-rata dilution resulting from the issuance of (i) approximately 19.6 million shares of Company common stock issuable upon conversion of convertible notes or the exercise of options and warrants that were outstanding as at October 30, 2008, (ii) any shares of Company common stock issued in connection with providing financing for Algatec (as described below), or (iii) any shares of Company common stock issued or issuable after completion of the Algatec acquisition.  Consummation of the Algatec acquisition is subject to certain conditions, including Algatec obtaining up to $50.0 million of the Algatec Financing to enable it to construct the addition to its existing manufacturing facility and purchase the necessary equipment to expand its business and meet contractual obligations to Q-Cells and other customers, as described above.

On April 10, 2009, the parties agreed to extend the anticipated closing date of the transactions contemplated by the Stock Exchange Agreement to July 15, 2009.

There can be no assurance that the necessary Algatec Financing will be obtained or that the proposed Algatec acquisition will be consummated.

Under the terms of the Stock Exchange Agreement, each of Messrs. Ruschke, Malik, Jank and Freud will enter into five year employment agreements with Algatec pursuant to which Mr. Ruschke will receive an annual salary of €180,000 (approximately USD $246,600) and each of Messrs. Malik, Jank and Freud will receive annual salaries of €100,000 (approximately USD $137,000), subject to 5% annual cost-of-living increases.  In addition, such executives shall be entitled to receive annual bonuses equal to 10% of the annual net income before interest and taxes of Algatec (“EBIT”) for each of the five years, subject to an annual “cap” on such bonuses that will not exceed 100% of their annual salaries if annual EBIT is €10.0 million or less in any of the five fiscal years, and 200% of their annual salaries if such annual EBIT is more than €10.0 million in any of the five fiscal years.  Each of Messrs. Ruschke, Malik, Jank and Freud have also agreed, for a period equal to the greater of five years or the term of their individual employment with Algatec, not to compete with the “business” of the Company (defined as (i) the manufacture and sale of photovoltaic module equipment of all types, (ii) the installation of turn-key module manufacturing facilities of all types; (iii) the manufacture and sale of photovoltaic cells or modules of all types; and (iv) the installation and operation of power projects, including the supplying of solar power electricity to private industry, consumers or local or foreign governments and municipalities).

If the Algatec acquisition is consummated, the board of directors of our Company will be expanded to seven persons, of which three members of the board of directors shall be represented by the Management Stockholders.  Messrs. Ruschke, Malik and Jank have agreed to serve on our board of directors.

Solar Thin Power

In 2007, the Company formed Solar Thin Power, Inc. under the laws of the State of Delaware.  Solar Thin Power was to engage in power projects.  It currently owns a 15% interest in CG Solar Company Limited, the Company’s joint venture in China (and has agreed to purchase another 5%), and is in preliminary discussions with other prospective joint venture partners with respect to marketing and financing of various power projects.

In 2007 and 2008, Solar Thin Power received an aggregate of $3,498,396 of financing from ten unaffiliated investors who purchased common stock of Solar Thin Power at $0.50 per share.  Approximately $1,500,000 of the proceeds of such financing used by Solar Thin Power to acquire a 20% minority interest in a thin film a-Si solar module manufacturing facility in China and the balance of such proceeds were loaned to Solar Thin Films for working capital.  Under the terms of the transaction, if Solar Thin Power was not a publicly traded corporation by June 2009, the investors in Solar Power have the right to require Solar Thin Films to repurchase half of their portion of their minority equity in Solar Power for $1,767,500.

As at December 31, 2008, an aggregate of 67,570,000 shares of Solar Thin Power were issued and outstanding, of which Solar Thin Film owned 44,000,000 or 65.12% the outstanding shares of Solar Thin Power common stock.  In April 2009, Solar Thin Films agreed to transfer 2,000,000 of its Solar Thin Power shares to Strategic Growth International Inc. in lieu of cash compensation payable under a one year investor relations agreement expiring March 31, 2010.  In addition, Solar Thin Power agreed to issue three year warrants to purchase an additional 2,000,000 shares of Solar Thin Power to Strategic Growth International at an exercise price of $0.20 per share.

As a result of the foregoing transactions, as at the date of this Form 10-K, Solar Thin Films owns an aggregate of 33,900,000 shares of Solar Thin Power common stock, and stockholders of Solar Thin Power, other than Solar Thin Films, currently own an aggregate of 25,570,000 shares of the 59,470,,000 outstanding shares of Solar Thin Power common stock, and Strategic Growth International holds warrants to purchase an additional 2,000,000 shares of Solar Thin Power.  Peter C. Lewis, Group Vice President and General Manager of the Thin Film Group and former Chief Executive Officer and President of Solar Thin Films owns 3,000,000 shares of Solar Thin Power and The Rubin Family Stock Trust owns 3,000,000 shares of Solar Thin Power.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

•	Revenue Recognition;

•	Cost of Sales;

•	General, Selling and Administrative Expenses;

•	Allowance for doubtful accounts;

•	Research and development;

•	Warrant liability;

•	Product warranty reserve;

•	Use of Estimates; and

•	Acquisition - Kraft.

Revenue Recognition

For revenue from product/contract sales (Equipment Sale) which include equipment and sometimes installation, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104"), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101"). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) Persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of December 31, 2008 and 2007 amounted to $33,452 and $0, respectively. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. There were no impact from the implementation of EITF 00-21 on the Company’s financial position and results of operations as there were no such arrangements during the year ended December 31, 2008 and 2007.

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

6.	The product has been processed to the customer’s specifications, accepted by the customer and made ready for shipment; and

7.	The product is segregated and is not available to fill other orders.

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the Company. There were no bill and hold transactions at December 31, 2008 and 2007.

For Complete Factory sales, which include sale of equipment, installation and commissioning, the Company recognizes revenues from the product portion (pieces of equipment) on shipment and services portion (installation and commissioning) upon completion, and passage of performance tests.  The commissioning includes a range of consulting services necessary to successfully complete a performance test, such as training of management, engineering and production personnel, debugging and resolving problems, initial oversight or support for vendor relations and purchasing, documentation and transfer of process knowledge and potential co-management of the production line during performance testing.

Cost of Sales

Cost of sales includes cost of raw materials, labor, subcontractor work, inbound freight charges, purchasing and receiving costs, inspection costs, internal transfer costs and absorbed indirect manufacturing cost, as well as installation related travel costs and warranty costs.

General, Selling and Administrative Expenses

General, selling and administrative expenses primarily include indirect labor costs, rental fees, accounting, legal and consulting fees. The Company classifies all of its depreciation and amortization expenses as operating expenses under a separate line item, depreciation and amortization.

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

Acquisition - Kraft

Commencing in March 2006 through June 2006, the Company entered into Securities Purchase Agreements with shareholders of Kraft that together owned 95.5% of the equity interest in Kraft to acquire their interests. On June 14, 2006, the Company closed on the acquisition of 95.5% of the outstanding securities of Kraft and, as a result, Kraft became a majority-owned subsidiary of the Company. In consideration for the shares of Kraft, the Company issued the sellers an aggregate of 95,500 shares of Series B-4 Preferred Stock of the Company (the “Preferred Shares”). Each Preferred Share is automatically converted into 350 shares of common stock or an aggregate of 33,425,000 shares of common stock upon us increasing our authorized shares of common stock and, prior to such conversion, the Preferred Shares had the same voting rights of the shares of common stock and voted together with the shares of common stock on all matters.

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

In connection with the acquisition of Kraft, the Company entered into consulting agreements with Robert Rubin and Zoltan Kiss pursuant to which each consultant would receive an annual salary of $160,000 per annum, reimbursement for up to $5,000 in expenses associated with company activities and major medical benefits in consideration for services performed on behalf of the company. Each of these agreements was for a term of three years and has been supplanted by subsequent events. Mr. Rubin’s salary was increased to $225,000 per annum when he assumed the duties of Chief Financial Officer. In December 2007, Mr. Kiss resigned as director of the Company and subsequently agreed to waive his rights to such payments pursuant to a pending settlement agreement with the Company as described elsewhere in this annual report.

On June 20, 2007, Peter Lewis and the Company entered into an Employment Agreement pursuant to which Mr. Lewis has agreed to serve as the Chief Executive Officer of the Company. The Employment Agreement contains the following terms:

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

On April 7, 2009, the Company entered into an amendment to the employment agreement of Peter Lewis under which Mr. Lewis agreed to resign as the President, Chief Executive Officer and as a member of the board of directors of the Company, effective as of March 31, 2009. There was no disagreement or dispute between Mr. Lewis and the Company which led to his resignation.  Effective as of April 1, 2009, Mr. Lewis was appointed as Group Vice President and General Manager of the Thin Film Group of the Company through June 1, 2010.  The Thin Film Group shall consist of the manufacture and sale of PV Equipment.  In this capacity, Mr. Lewis will be primarily responsible for generating orders and sales of PV Equipment and he will provide general oversight of the manufacturing operations of the Kraft and BudaSolar subsidiaries of the Company, and together with Messrs. Krafcsik and Horvath, will be responsible for generating profits for the Thin Film Equipment Group.

For the period commencing April 1, 2009 and ending September 30, 2009, Mr. Lewis’ base salary shall be fixed at the rate of $225,000, payable in monthly installments of $18,750 each.  For the period commencing October 1, 2009, Mr. Lewis’ salary shall be reduced to the rate of $180,000 per annum, payable in monthly installments of $15,000 each.  On the earlier of June 30, 2009 or completion of an equity financing for the Company in excess of $3.0 million, the Company will pay to Mr. Lewis in one payment all accrued and unpaid salary that is owed under the original employment agreement for all periods through and including the date of payment of such accrued and unpaid salary.  In addition, Mr. Lewis shall be entitled to receive a sales commission on all PV Equipment that is sold or on which firm orders are received by the Company during the term of employment in an amount equal to: (i) a percentage to be determined by mutual agreement on or before April 30, 2009, of the “net sales price” (defined as gross selling price, less returns, discounts and allowances) of such PV Equipment, as and when paid in cash by the customer to the Company less (ii) the amount of all other finders fees, commissions and other payments made or payable by the Company to any other person, firm or corporation who participates in or assists Mr. Lewis in the sale of such PV Equipment; or such other bonus arrangement as may be made with Kraft management.

All 3,000,000 shares of common stock of ST Power owned by Mr. Lewis shall immediately and irrevocably vest.  Moreover, with respect to the stock options entitling Mr. Lewis to purchase up to 3,600,000 shares of Company common stock (the “Option Shares”), the parties agreed as follows (i)  options for 3,000,000 Options Shares shall be deemed to have fully vested as of March 31, 2009 and the remaining 600,000 Option Shares that have not vested will be forfeited as of March 31, 2009; (ii) the exercise price of all stock options were reduced from $0.533 per share to $0.18 per share, representing 100% of the closing price of Company common stock as at March 27, 2009, the effective date of the amendment to the employment agreement; (iii) all stock options for vested Option Shares may be exercised on a “cashless exercise” basis; and (iv) Mr. Lewis agreed to waive any rights to receive the 187,617 shares of Company common stock previously granted to him annually under the original employment agreement.

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. In November 2007, the Company signed the modification of lease agreement resulted a charge of $20,800 per months from January 1, 2008 for three years period of time. The minimum future cash flow for the leases at December 31, 2008 is as follows:

Amount:

Years ended:
December 31, 2009	$249,600
December 31, 2010	$249,600
Total	$499,200

The following table summarizes the cash commitments described above:

	Debt obligations (1)	Interest on Debt obligations	Operational Leases	Employment Agreements (2)	Total
2009	$2,923,000	$-	$249,600	$337,000	$3,509,600
2010	-	-	249,600	112,500	362,100
2010	-	-	-	-	-
2011	-	-	-	-	-
After 2012	-	-	-	-	-
Total	$2,923,000	$-	$499,200	$449,500	$3,871,700

(1)	Based on the assumption of demand cash payments by note holders.

(2)	Base salary of the Company’s CEO and CFO.

In 1996, the Company issued an unsecured 8% $1.5 million note to an  unrelated party that was due and payable April 30, 1999.  The note was governed by the laws of the State of New York.  The New York statute of limitations for seeking to collect on a note is six years from the maturity date.  The creditor has never sought to collect the note since its maturity date and in or about 2001 orally advised a representative of the Company that it had "written off the debt."  Although the Company has previously and currently listed the note as a liability on its balance sheet, it does not believe that it has any further liability under this note.

Results of Operations

Year ended December 31, 2008 as compared to the year ended December 31, 2007

Revenues

The following table summarizes our revenues for the years ended December 31, 2008 and 2007:

Year ended December 31,	2008	2007
Total Revenues	$3,436,779	$5,779,578

For the year ended December 31, 2008, revenues decreased by 40.5% or $2,342,799 as compared to the similar period in 2007.  The 40.5% decrease in revenue over 2007 is primarily due to completion of a large related party equipment sale in 2007 totaling $2,751,836 in 2007.  While the Company continued to provide assistance to the customer during 2008 and hopes to secure orders in the future the Company did not derive any additional revenue from the contract during this period. The Company also generated revenues from sales to RESI and EPV Solar in 2007. In 2007 100% of revenue was derived from Equipment Sales.

During 2008 the Company primarily delivered equipment to EPV Solar, first commencing in 2007, for facilities in Germany and New Jersey with a combined capacity of 50MW. While the total production capacity of facilities for which the Company produced equipment in 2008 increased over 2007, the Company only produced a sub-set of the total equipment set and this was a significant factor in the overall decline in revenue. Equipment Sales totaled $3,289,517 or over 95% of revenue.

During 2007 and 2008 the Company also began to shift its marketing focus from Equipment Sales to Factory Sales (delivered on a “turnkey” basis - which by definition include a full set of equipment plus installation and training services). The Company signed its first deal in June of 2008, for which it completed its first minor equipment delivery in December of 2008 valued at $147,262. The Company began shipping the balance of the equipment in March of 2009 and expects to deliver substantially all of the equipment for this 7.9 million euro order during fiscal year 2009. In fact during 2009 the Company expects that majority of its revenue will come from Factory sales rather than Equipment sales, and does not expect to derive any substantial revenue from related parties. Commencing in 2008 the Company has decided to further break out its revenue into Equipment Sales and Factory Sales and to continue to do so in the future in both annual and quarterly filings.

While the Company is pursuing additional business opportunities - both Factory Sales and Equipment Sales, given the limited amount of historical business volume we cannot provide assurance regarding future sales. As the Company shifts primarily from Equipment Sales secured by purchase orders to Factory Sales secured by contracts, management expects that it may become easier to forecast future volume based upon long-term contracts and then established trends. In either case, the Company produces individual pieces of equipment (standard not generally custom) based on individual customer orders.  Comparison of different financial reporting periods will show significant fluctuations, primarily due to the value of outstanding and completed contracts or orders during the period. Therefore, historical figures (whether on a comparative year over year percentage analysis in a linear fashion or otherwise) may not have much meaning with respect to future changes in revenue and should not be used to make predictions about future revenue performance. For example, revenue could increase 400% year over year if the Company booked and invoiced one or more complete factory orders or it could decrease 100% or more if the Company failed to successfully deliver on a Factory Sale order or only managed to book and invoice orders for production of selected equipment, i.e. an Equipment Sale.  Therefore, management is not in the position to predict future revenue flow or make conclusions based on actual historical figures.  For example, recent increases and decreases in revenue are not dramatic as compared to our existing 7.9 million euro contract with Grupo Unisolar, which is expected to be completed during 2009 and which commenced shipping in December 2008. However, we can not provide absolute assurance that signed contracts, Grupo Unisolar or other, will be completed as expected or predicted. One complete factory may exceed $12 million in value but with unexpected financial or technical problems, production may slow down the completion of the contract.  In conclusion, revenue prediction by management is difficult as of the date of this report.

Cost of revenue

The following table summarizes our cost of revenue for the year ended December 31, 2008 and 2007:

Year ended December 31,	2008	2007
Total cost of revenue	$2,356,255	$4,779,962

For the year ended December 31, 2008 selling, general and administrative expenses were $7,745,174 as compared to $4,243,401 in 2007. The increase in selling, general and administrative expenses of $3,501,773 is attributable to the additional staff/consultants (legal, audit), an increase in  stock based compensation issued in 2008 of $1,085,251 as compared with $356,618 in 2007, reserves for doubtful accounts increases of $1,605,797 over 2007 and accrual for estimated merger costs of $500,000.

Research and development

The following table summarizes our research and development expenses for the years ended December 31, 2008 and 2007:

Year ended December 31	2008	2007
Research and development expenses	$120,000	$360,000

Our research and development for year ended December 31, 2008 were $120,000 compared to $360,000 for the year ended December 31, 2007. In late 2005, the Company suspended its research and development activity, while it signed a new contract with RESI in middle of December 2006 for a new agreement representing a monthly charge of $30,000 through the first four months of 2008.

Depreciation and amortization

The following table summarizes our depreciation and amortization for the years ended December 31, 2008 and 2007:

Year ended December 31,	2008	2007
Depreciation and amortization	$190,025	$220,860

Depreciation and amortization has decreased by $30,835 in the year ended December 31, 2008 compared to the same period in 2007. The decrease mainly due to the aging of the equipment purchased in previous years.

Interest expense, net

The following table summarizes our interest expense, net for the years ended December 31, 2008 and 2007:

Year ended December 31,	2008	2007
Interest expense, net	$1,178,465	$4,527,940

Interest expense, net has decreased by $3,349,475 in the year ended December 31, 2008 compared to the same period in 2007. The decrease is mainly due to the issuance of 4,029,000 shares of common stock in exchange for convertible notes payable in 2007 resulting in the write down of the related debt discount.  The decrease is primarily due to (i) an accelerated recognition of the associated debt discount relating to our convertible debt due to conversions resulting an additional $2,255,393 in interest expense.

Liquidity and Capital Resources

During the year ended December 31, 2008 Solar Thin Power, Inc., a majority owned subsidiary of the Company, acquired a 15% interest in CG Solar, formerly WeiHai Blue Star Terra Photovoltaic Co., Ltd, a Sino-Foreign Joint Venture Company organized under the laws of the People’s Republic of China. The investment of $1,500,000 is carried at cost under the cost method of accounting for investment.

As of December 31, 2008, our cash, cash equivalents and marketable securities were $619,257, a decrease of $3,538,219 from December 31, 2007. As described below, the decrease in cash, cash equivalents and marketable securities was principally from (i) $2,590,106 operating activities, (ii) $1,500,000 investment in 15% ownership of CG Solar and $44,181 of acquisition of property and equipment, net with (iii) proceeds from sale of majority owned common stock of $150,000 and borrowing on a short term basis of $500,000.

As of December 31, 2008, we had working capital deficit of $7,261,614. We generated a deficit in cash flow from operations of $2,590,106 for the year ended December 31, 2008. This deficit is primary attributable to our net loss of $8,474,010, net with depreciation and amortization, amortization of debt discount, deferred compensation and deferred financing costs of $1,402,980 as well as $1,255,236 fair value of vested options, common stock and warrants issued, minority interests of $(67,904), $1,605,797 of allowance for doubtful account, $260,746 loss on settlement of deposit, and the changes in the balances of assets and liabilities. Assets increased $1,904,581, net with an increase in liabilities of $3,331,630.

Cash flow used by investing activities for the year ended December 31, 2008 was $1,544,181, due to the acquisition of 15% interest in CG Solar of $1,500,000, the purchase of property and equipment of $44,181.

We met our cash requirements during the period through borrowing $500,000 on a short term basis. The note is non interest bearing and is due on March 4, 2009. In addition, as a consolidated group, we received net proceeds from the sale of common stock of our subsidiary, Solar Thin Power, Inc of $150,000.

Exploitation of potential revenue sources will be financed primarily through the sale of securities and convertible debt, issuance of notes payable and other debt or a combination thereof, depending upon the transaction size, market conditions and other factors.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next 3 months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations for approximately nine months.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

As at December 31, 2008, the Company’s consolidated current liabilities exceeded its consolidated current assets by $7,261,614.   The Company is currently in default in the payment of notes aggregating $1.75 million which became due in March 2009 or earlier, and outstanding accounts payable of approximately $2.4 million are also past due.  Unless the Company is able to obtain additional capital or other financing within the next 60 to 90 days, or sooner, its creditors may sue to collect on their notes and accounts, which action may accelerate the due date of other Company indebtedness aggregating approximately $0.50 million that is not currently in default.  In such event, the Company may be required to seek protection from its creditors under the Federal Bankruptcy Act.  Although the Company is actively pursuing such financing, there is no assurance that it will be obtained on commercially reasonable terms, if at all.  Even if such financing is obtainable, it may be expected that the terms thereof will significantly dilute the equity interests of existing stockholders of the Company.

Our registered independent certified public accountants have stated in their report dated April 15, 2009 that we have incurred operating losses in the last two years, and that we are dependent upon management’s ability to develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

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

Inflation and Foreign Currency

We maintain our books in local currency: US Dollars for the parent holding Company and Solar Thin Film Power, Inc. in the United States of America and Hungarian Forint for Kraft in Hungary.

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

The translation of the Company’s subsidiaries forint denominated balance sheets into U.S. dollars, as of December 31, 2008, has not been affected by the U.S. dollar against the Hungarian forint due to recent strengthening of the U.S. dollar. The currency has changed from 172.61 as of December 31, 2007 to 187.91 as of December 31, 2008, an approximate 8.9% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the year ended December 31, 2008 and 2007 were 171.8 and 183.64, respectively.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS No. 141R in 2009 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS No. 160 in 2009 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The adoption of EITF 07-1 in 2009 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date. The adoption of EITF 07-05 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of SFAS No. 161 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company is required to adopt FSP 142-3 on January 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The adoption of FSP No. FAS 142-3 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

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

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts”, which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises.    The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. The Company does not expect the adoption of SFAS 163 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires disclosures about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. The Company is assessing the potential effect of the adoption of FSP 132(R)-1 on its consolidated financial statements.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. This FSP became effective for the first reporting period ending after December 15, 2008 and did not have any material impact on the Company's consolidated financial statements.

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.   Financial Statements and Supplementary Data.

SOLAR THIN FILMS, INC.

Index to Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at December 31, 2008 and 2007	F-2
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2008 and 2007	F-3
Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2008 and 2007	F-4 to F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	F-6
Notes to Consolidated Financial Statements	F-7 to F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Solar Thin Films, Inc.
Dix Hills, New York

We have audited the consolidated balance sheets of Solar Thin Films, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations and comprehensive income (loss), stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Solar Thin Films, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
RBSM LLP
Certified Public Accountants

New York, New York
April 15, 2009

SOLAR THIN FILMS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$619,257	$4,157,476
Accounts receivable, net of allowance for doubtful accounts of $696,067 and $-0-, respectively	194,341	459,574
Accounts receivable, related party, net of allowance for doubtful accounts of $831,863 and $-0-, respectively (Note 1)	500,000	1,456,863
Inventory (Note 3)	207,041	191,715
Advances to suppliers	931,370	84,928
Note receivable, net of allowance for doubtful accounts of $250,000 (Note 4)	-	-
Deposits and other current assets (Note 5)	378,331	84,960
Total current assets	2,830,340	6,435,516

Property, plant and equipment, net of accumulated depreciation of $439,998 and $341,896, respectively (Note 6)	413,241	595,030

Other assets:
Deferred financing costs, net of accumulated amortization of $581,000 and $506,796, respectively	26,500	100,704
Investments into CG Solar, at cost (Note 1)	1,500,000	-
Deposits	38,072	-
Other assets	3,893	7,682
Total other assets	1,568,465	108,386

Total assets	$4,812,046	$7,138,932

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$4,028,115	$3,072,799
Notes payable, current portion (Note 10)	2,560,997	-
Advances received from customers	1,969,390	-
Deferred revenue	33,452	-
Note payable-other (Note 8)	1,500,000	1,500,000
Total current liabilities	10,091,954	4,572,799

Convertible notes payable, net of unamortized discount (Note 10)	-	1,773,746
Dividends payable (Note 9)	143,778	156,522
Total long term debt	143,778	1,930,268

Commitments and contingencies (Note 17)

Minority interests (Note 13 )	1,146,588	999,496

Stockholders” Deficit
Preferred stock, par value $0.01 per share; 2,700,000 shares authorized:
Series A Preferred stock, par value $0.01 per share; 1,200,000 shares designated; -0- issued and outstanding at December 31, 2008 and 2007	-	-
Series B Preferred stock, par value $0.01 per share; 1,500,000 shares designated:
Series B-1 Preferred stock, par value $0.01 per share, 1,000,000 shares designated, 228,652 shares issued and outstanding at December 31, 2008 and 2007	2,286	2,286
Series B-3 Preferred stock, par value $0.01 per share, 232,500 shares designated, 47,518 shares issued and outstanding at December 31, 2008 and 2007	475	475
Series B-4 Preferred stock, par value $0.01 per share, 100,000 shares designated, -0- shares issued and outstanding at December 31, 2008 and 2007	-	-
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 57,810,601 and 57,012,601 shares issued and outstanding as of December 31, 2008 and 2007, respectively (Note11)	578,106	570,126
Additional paid in capital	24,838,003	22,857,742
Treasury stock	(80,000)	(80,000)
Deferred compensation	(26,250)	(79,750)
Accumulated deficit	(32,549,564)	(24,075,554)
Accumulated other comprehensive income (loss)	666,670	441,044
Total stockholders' deficit	(6,570,274)	(363,631)

Total Liabilities and Stockholders' Deficit	$4,812,046	$7,138,932

The accompanying notes are an integral part of these consolidated financial statements

SOLAR THIN FILMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

REVENUE:
Equipment sales	$3,289,517	$5,779,578
Factory Sales	147,262	-
Total revenue	3,436,779	5,779,578

Cost of sales (exclusive of depreciation and amortization shown separately below)	2,356,255	4,779,962
Net	1,080,524	999,616

OPERATING EXPENSES:
General, selling and administrative expenses	7,745,174	4,243,401
Research and development	120,000	360,000
Depreciation and amortization expense	190,025	220,860
Total operating expenses	8,055,199	4,824,261

NET LOSS FROM OPERATIONS	(6,974,675)	(3,824,645)

Other income/(expense):
Loss on settlement of real estate deposits	(260,746)	-
Foreign currency translation gain (loss)	(56,061)	(105,503)
Interest expense, net	(1,178,465)	(4,527,940)
Debt acquisition costs	(74,204)	(395,837)
Other income	2,237	89,041

Net loss before provision for income taxes and minority interest	(8,541,914)	(8,764,884)

Provision for income taxes	-	-

Net Loss before minority interest	(8,541,914)	(8,764,884)

Minority interest (Note 13)	67,904	17,089

NET LOSS	$(8,474,010)	$(8,747,795)

Foreign currency translation gain	225,626	171,382

Comprehensive Loss	$(8,248,384)	$(8,576,413)

Net Loss per common share (basic and diluted)	$(0.14)	$(0.21)

Weighted average shares outstanding (basic and diluted)	57,664,948	42,452,053

The accompanying notes are an integral part of these consolidated financial statements

SOLAR THIN FILMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2008 AND 2007

	Preferred Series B-1		Preferred Series B-3		Preferred Series B-4		Common shares
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2006	228,652	$2,286	47,518	$475	95,500	$955	16,269,597	$162,696
Fractional shares issued upon 1.6 to 1 reverse split on February 9, 2007	-	-	-	-	-	-	1,504	15
Settlement of minority interest	-	-	-	-	-	-	-	-
Effect of adoption of EITF 00-19-2 change in accounting principle (Note 1)	-	-	-	-	-	-	-	-
Issuance of 33,425,000 shares of common stock for conversion of 95,500 Preferred B-4 shares	-	-	-	-	(95,500)	(955)	33,425,000	334,250
Issuance of 1,312,500 shares of common stock in exchange for convertible notes payable	-	-	-	-	-	-	1,312,500	13,125
Common stock issued in June 2007 for services rendered at $0.48 per share	-	-	-	-	-	-	400,000	4,000
Fair value of warrants issued in conjunction with settlement of convertible debt	-	-	-	-	-	-	-	-
Fair value of vested portion of 3,000,000 options issued to an officer	-	-	-	-	-	-	-	-
Issuance of 1,575,000 shares of common stock to acquire minority interest in subsidiary at $0.75 per share	-	-	-	-	-	-	1,575,000	15,750
Issuance of 4,029,000 shares of common stock in exchange for convertible notes payable	-	-	-	-	-	-	4,029,000	40,290
Foreign currency translation gain	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, December 31, 2007	228,652	2,286	47,518	475	-	-	57,012,601	570,126
Issuance of 595,000 shares of common stock in exchange for convertible notes payable	-	-	-	-	-	-	595,000	5,950
Fair value of vested portion of employee options issued	-	-	-	-	-	-	-	-
Sale of majority owned subsidiary common stock by subsidiary	-	-	-	-	-	-	-	-
Issuance of 199,000 shares of common stock in exchange for convertible notes payable	-	-	-	-	-	-	199,000	1,990
Common stock to be issued in connection with services rendered	-	-	-	-	-	-	-
Issuance of 4,000 shares of common stock in exchange for convertible notes payable	-	-	-	-	-	-	4,000	40
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
	228,652	$2,286	47,518	$475	$-	$-	57,810,601	$578,106

The accompanying notes are an integral part of these consolidated financial statements

SOLAR THIN FILMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2008 AND 2007

	Additional			Other		Total
	Paid in	Deferred	Treasury	Comprehensive	Accumulated	Stockholders'
	Capital	Compensation	Stock	Income (loss)	Deficit	Deficit
Balance at December 31, 2006	$3,627,872	$-	$(80,000)	$269,662	$(4,790,109)	$(806,163)
Fractional shares issued upon 1.6 to 1 reverse split on February 9, 2007	(15)	-	-	-	-	-
Effect of adoption of EITF 00-19-2 change in accounting principle (Note 1)	10,821,900	-	-	-	(9,356,400)	1,465,500
Issuance of 33,425,000 shares of common stock for conversion of 95,500 Preferred B-4 shares	(333,295)	-	-	-	-	-
Issuance of 1,312,500 shares of common stock in exchange for convertible notes payable	511,875	-	-	-	-	525,000
Common stock issued in June 2007 for services rendered at $0.48 per share	188,000	-	-	-	-	192,000
Fair value of warrants issued in conjunction with settlement of convertible debt	61,767	-	-	-	-	61,767
Fair value of vested portion of 3,000,000 options issued to an officer	356,618	-	-	-	-	356,618
Issuance of 1,575,000 shares of common stock to acquire minority interest in subsidiary at $0.75 per share	1,165,500	-	-	-	(1,181,250)	-
Issuance of 4,029,000 shares of common stock in exchange for convertible notes payable	3,988,710	-	-	-	-	4,029,000
Issuance of majority owned subsidiary common stock in exchange for services to be rendered	87,000	(87,000)	-	-	-	-
Issuance of majority owned subsidiary common stock in exchange for services rendered	50,000	-	-	-	-	50,000
Sale of majority owned subsidiary common stock by subsidiary	2,331,810	-	-	-	-	2,331,810
Amortization of deferred compensation	-	7,250	-	-	-	7,250
Foreign currency translation gain	-	-	-	171,382	-	171,382
Net loss	-	-	-	-	(8,747,795)	(8,747,795)
Balance, December 31, 2007	22,857,742	(79,750)	(80,000)	441,044	(24,075,554)	(363,631)
Issuance of 595,000 shares of common stock in exchange for convertible notes payable	589,050	-	-	-	-	595,000
Fair value of vested portion of employee options	1,085,016	-	-	-	-	1,085,016
Sale of majority owned subsidiary common stock by subsidiary	105,225	-	-	-	-	105,225
Issuance of 199,000 shares of common stock in exchange for convertible notes payable	197,010	-	-	-	-	199,000
Issuance of 4,000 shares of common stock in exchange for convertible notes payable	3,960	-	-	-	-	4,000
Amortization of deferred compensation	-	53,500	-	-	-	53,500
Foreign currency translation gain	-	-	-	225,626	-	225,626
Net loss	-	-	-	-	(8,474,010)	(8,474,010)
	$24,838,003	$(26,250)	$(80,000)	$666,670	$(32,549,564)	$(6,570,274)

The accompanying notes are an integral part of these consolidated financial statements

SOLAR THIN FILMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,474,010)	$(8,747,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	190,025	220,860
Allowance for doubt accounts	1,605,797	-
Minority interest	(67,904)	(17,089)
Amortization of deferred financing costs	74,204	395,837
Amortization of debt discounts	1,085,251	4,431,697
Amortization of deferred compensation costs	53,500	7,250
Fair value of vested options issued to officer and director	1,085,016	356,618
Fair value of warrants issued in conjunction with settlement of debenture	-	61,767
Common stock of majority owned subsidiary issued for services rendered	170,220	-
Loss on settlement of deposits	260,746	-
Common stock issued in exchange for services rendered	-	242,000
Loss on disposal of fixed assets	-	11,184
Change in operating assets and liabilities:
Accounts receivable	(512,164)	(124,557)
Accounts receivable, related party	113,628	(576,733)
Inventory	(33,836)	1,319,524
Prepaid expenses	-	655,717
Advances and other current assets	(1,106,030)	(129,922)
Other assets	(366,179)	2,342
Accounts payable and accrued liabilities	1,144,115	526,257
Advances received from customers	2,154,063	(309,512)
Other current liabilities	33,452	-
Net cash used in operating activities	(2,590,106)	(1,674,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(1,500,000)	-
Acquisition of property, plant and equipment	(44,181)	(197,757)
Net cash used in investing activities	(1,544,181)	(197,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock by majority owned subsidiary	150,000	3,348,395
Proceeds from notes payable and capital leases	500,000	-
Cash provided (used in) notes payable, related party	-	(157,472)
Net cash provided by financing activities	650,000	3,190,923

Effect of currency rate change on cash	(53,932)	171,382

Net (decrease) increase in cash and cash equivalents	(3,538,219)	1,489,993
Cash and cash equivalents at beginning of period	4,157,476	2,667,483
Cash and cash equivalents at end of period	$619,257	$4,157,476

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,572	$4,933
Cash paid during the period for taxes	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$-	$242,000
Options issued for services rendered	$1,085,016	$356,618

The accompanying notes are an integral part of these consolidated financial statements

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements are as follows:

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

Effective with the Agreement, 95.5% of previously outstanding shares of its common stock owned by the Kraft’s shareholders were exchanged for an aggregate of 95,500 shares of the Company’s newly issued Series B-4 Preferred Stock (the “Series B-4 Preferred”). The Series B-4 Preferred are each automatically convertible into 350 shares of common stock or an aggregate of 33,425,000 shares of the Company’s common stock. The conversion is subject to the Company increasing its authorized shares of common stock. Under the Agreement, prior to such conversion, each Series B-4 Preferred share will have the voting rights equal to 350 shares of common stock and vote together with the shares of common stock on all matters. As described in Note 15, all issued and outstanding Series B-4 Preferred stock was converted to common stock during the year ended December 31, 2007.

The value of the stock that was issued was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of Kraft prior to the merger with American United Global.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

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

The net liabilities assumed is accounted for as a recapitalization of the Company’s capital structure and  accordingly the Company has charged the $6,681,891 to accumulated deficit during the year ended December 31, 2006.

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

Change in Accounting Principle for Registration Payment Arrangements.

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies , which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable. Subsequent to the adoption of FSP EITF 00-19-2, any changes in the carrying amount of the contingent liability will result in a gain or loss that will be recognized in the consolidated statement of operations in the period the changes occur. The guidance in FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for the consolidated financial statements issued for the year beginning January 1, 2007, and interim periods within that year.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On January 1, 2007, the Company adopted the provisions of FSP EITF 00-19-2 to account for the registration payment arrangement associated with our June 2006 financing (see Note 7). On February 13, 2007 the Company became effective with their SB-2 and as such management determined that it was not probable that we would have any additional payment obligations under the June 2006 Registration Payment Arrangement; therefore, additional accrual for contingent obligation is not required under the provisions of FSP EITF 00-19-2. Accordingly, the warrant liability account was eliminated and the comparative consolidated financial statements have been adjusted to apply the new method. The following financial statement line items for the year ended December 31, 2007 by the change in accounting principle are as follow:

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
Six Year ended December 31, 2007
Net loss	$(12,720,395)	$(8,747,795)	$3,972,600
Loss on value of warrant liability	3,972,600	—	(3,972,600)

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts and notes receivable was $1,777,930 and $0 for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, the Company determined accounts receivable, related party of $831,863 (Note 12), trade receivables of $696,067 and a note receivable of 250,000 (Note 4) were impaired and accordingly recorded an allowance for doubtful accounts.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

For revenue from product/contract sales (Equipment Sale) which include equipment and sometimes installation, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104"), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101"). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) Persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of December 31, 2008 and 2007 amounted to $33,452 and $0, respectively. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. There were no impact from the implementation of EITF 00-21 on the Company’s financial position and results of operations as there were no such arrangements during the year ended December 31, 2008 and 2007.

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

6.	The product has been processed to the customer’s specifications, accepted by the customer and made ready for shipment; and

7.	The product is segregated and is not available to fill other orders.

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the Company. There were no bill and hold transactions at December 31, 2008 and 2007.

For Complete Factory sales to be completed and shipped during first part of year 2009, which include sale of equipment, installation, and commissioning, the Company recognizes revenues from the product portion (pieces of equipment) on shipment and services portion (installation and commissioning) upon completion and passage of performance tests.  The commissioning includes a range of consulting services necessary to successfully complete a performance test, such as training of management, engineering and production personnel, debugging and resolving problems, initial oversight or support for vendor relations and purchasing, documentation and transfer of process knowledge and potential co-management of the production line during performance testing.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of sales

Cost of sales includes cost of raw materials, labor, subcontractor work, inbound freight charges, purchasing and receiving costs, inspection costs, internal transfer costs and absorbed indirect manufacturing cost, as well as installation related travel costs and warranty costs.

General, selling and administrative expenses

General, selling and administrative expenses primarily include indirect labor costs, rental fees, accounting, legal and consulting fees. The Company classifies all of its depreciation and amortization expenses as operating expenses under a separate line item, depreciation and amortization.

Investments

As part of the Company’s business strategy to take a minority interest in its customer base and to secure module supply for planned power projects to improve the chances of securing contracts, during the year ended December 31, 2008, the Company acquired a 15% interest in CG Solar, formerly WeiHai Blue Star Terra Photovoltaic Co., Ltd, a Sino-Foreign Joint Venture Company organized under the laws of the People’s Republic of China.  The investment of $1,500,000 represented 15% of total committed capital of $10,000,000 and is carried at cost under the cost method of accounting for investment.  Blue Star Glass and China Singyes own the remaining 85% of CG Solar.

The Company supplied equipment to RESI that was utilized in the construction of CG Solar's first a-Si production line. The investment  was accomplished by purchasing a 10% interest from Terrasolar for $1 million (representing 10% of the committed capital) in March 2008 and a 5% interest from RESI for $500,000 (representing 5% of the committed capital) in January 2008. The balance of the committed capital was invested by CG Solar's parent, Blue Star Glass, and by a strategic partner, China Singyes. Management believed that the investment represented a reasonable equity investment on its own account, expected to have preferential access to module output for power projects, and expected to increase the chances of securing contracts to expand the facility in 2009.

The Company did not evaluate for impairment and the fair value of the cost-method investment is not estimated since there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value and the Company determined, in accordance with SFAS No. 107 that it is not practicable to estimate the fair value of the investment.

Segment information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No.131”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No.131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company applies the management approach to the identification of our reportable operating segment as provided in accordance with SFAS No. 131. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment (see Note 19).

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

The Company accrued a provision for product warranty of approximately $180,000 during 2007; of which approximately $85,000 was utilized during the year ended December 31, 2007. An additional $73,000 warranty liability was accrued during the year ended December 31, 2008 after the utilization of $108,070 in 2008, while approximately $59,930 remaining as of December 31, 2008.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

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

Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to products are expensed in the period incurred. The Company incurred expenditures of $120,000 and $360,000 on research and product development for the years ended December 31, 2008 and 2007, respectively.

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported income or losses.

Fair Values

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) as amended by FASB Statement of Position (FSP) FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delays, until the first quarter of fiscal year 2009, the effective date for SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or operations. Refer to Note 18 for further discussion regarding fair value.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

The estimated useful lives of property, plant and equipment are as follows:

Land	-
Buildings	50 years
Leasehold improvements	3 to 7 years
Furniture and fixtures	3 to 7 years
Machinery, plant and equipment	3 to 7 years

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

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

Effective for the year beginning January 1, 2007 the Company has adopted SFAS 123 (R) “Share-Based Payment” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2008 and 2007 was $1,085,016 and $356,618, respectively (Note 15).

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

Comprehensive Income (Loss)

The Company adopted SFAS No. 130; “Reporting Comprehensive Income”. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Foreign Currency Translation

The Company translates the foreign currency financial statements into US Dollars using the year end or average exchange rates in accordance with the requirements of SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity (deficit). Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

Net income (loss) per share

The Company accounts for net (loss) income per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“EPS”), which requires presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to our convertible notes, warrants and stock options.  Diluted net (loss) income per share is calculated by including potentially dilutive share issuances in the denominator.  However, diluted net (loss) income per share for the year ended December 31, 2008 and 2007 does not reflect the effects of 1,534,026 shares potentially issuable upon conversion of our convertible preferred shares, 2,423,000 and 3,221,000 shares potentially issuable upon the conversion of convertible debt as of December 31, 2008 and 2007, respectively and -0- and 1,833,334 shares potentially issuable upon the exercise of the Company's stock options and warrants (calculated using the treasury stock method) as of December 31, 2008 and 2007, respectively. These potentially issuable shares would have an anti-dilutive effect on our net (loss) income per share.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Liquidity

The Company has incurred a net loss of $8,474,010 and negative cash flows from operating activities of $2,590,106 for the year ended December 31, 2008. In addition, the Company has negative working capital of $7,261,614 at December 31, 2008.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 141R in 2009 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 in 2009 to have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement.

EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date.
The Company does not expect the adoption of EITF 07-1in 2009 to have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date. The Company does not expect the adoption of EITF 07-05 to have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated financial position, results of operations or cash flows.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company is required to adopt FSP 142-3 on January 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not expect the adoption of FSP No. FAS 142-3 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

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

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts”, which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises.    The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. The Company does not expect the adoption of SFAS 163 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires disclosures about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. The Company is assessing the potential effect of the adoption of FSP 132(R)-1 on its consolidated financial statements.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. This FSP became effective for the first reporting period ending after December 15, 2008 and did not have any material impact on the Company's consolidated financial statements.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $8,474,010 and $8,747,795 for the years ended December 31, 2008 and 2007, respectively. Additionally, the Company has negative working capital of $7,261,614 and an accumulated deficit of $32,549,564 as of December 31, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance that the Company will be successful in its effort to secure additional equity financing.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of December 31, 2008 and 2007 consist of the following.

	2008	2007
Work in Progress	103,919	103,416
Raw Materials	103,122	88,299
	$207,041	$191,715

NOTE 4 - NOTE RECEIVABLE

Note receivable consists of the following:

	2008	2007
Note receivable, 7% per annum, secured and due June 10, 2009	$250,000	$—
Less: allowance for doubtful accounts	(250,000)	-
Net	$-	$-

The Company’s note receivable along with accrued interest is due on June 10, 2009 and can be prepaid at any time without penalty or premium. The note is secured by the Company’s common stock held by certain shareholders. At December 31, 2008, management determined the collectibility may be impaired and accordingly recorded an allowance for doubtful accounts with a current period charge to operations.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 5 – DEPOSITS AND OTHER CURRENT ASSETS

Deposits and other current assets are comprised of the following:

	2008	2007
Real estate deposits, net of liquidated damages (see below)	$194,254	$-
Tax receivable	176,601	84,960
Other	7,476	-
Total	$378,331	$84,960

On August 20, 2008, the Company entered into a contract (the “Contract”) to purchase certain property, plant and equipment, including all buildings and improvements, all fixtures and equipment attached to the property and certain equipment for a purchase price of $4,550,000.  In conjunction with the purchase, the Company made a wire transfer of a $30,000 non-refundable initial down payment upon signing of the agreement to an escrow account.  In addition, the Company made a $425,000 second down payment, which was subject to an environmental testing result.  The initial closing was scheduled on September 26, 2008.  The closing date has been adjourned in order to complete the Phase I environmental assessment and to address any issues identified.  Subsequently the Company has identified an environmental condition, which it believes may lead to contamination

The Company determined not to purchase the property. The Company received refund in the amount of $194,254 and accounted for the liquidated damages of $260,746 as loss on settlement of real estate deposits in the Company’s other expenses for the year ended December 31, 2008.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at December 31, 2008 and 2007 consist of the following:

	2008	2007
Land and buildings	$223,132	$239,019
Furniture and fixture	78,644	92,434
Machinery, plant and equipment	551,463	605,473
Total	853,239	936,926

Accumulated depreciation	439,998	341,896
Property and equipment	$413,241	$595,030

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

Depreciation and amortization expense was $190,025 and $220,860 for the years ended December 31, 2008 and 2007, respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2008 and 2007 were as follows:

	2008	2007
Accounts payable	$149,324	$166,814
Other accrued expenses, including a penalty in the amount of $720,000 in connection with liquidating charges as of December 31, 2008 and 2007 (Note 10)	2,068,591	1,245,785
Accrued interest, see Note 8 below	1,810,200	1,660,220
	$4,028,115	$3,072,799

As described on Note 20 below, the Company, entered into a stock exchange agreement.  As such, the Company recorded estimated legal and other related costs of $500,000 as a current period expense included in other accrued expenses above.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 8 - NOTES PAYABLE OTHER

A summary of notes payable other at December 31, 2008 and 2007 consists of the following:

	2008	2007
Demand note payable: interest payable at 10.0 % per annum; in default and unsecured	$1,500,000	$1,500,000
	$1,500,000	$1,500,000

In 1996, the Company issued an unsecured 8% $1.5 million note to an unrelated party in connection with the Company's acquisition of a software company. The note was due and payable on April 30, 1999. The note was governed by the laws of the State of New York. The New York statute of limitations for seeking to collect on a note is six years from the maturity date. The creditor has never sought to collect the note since its maturity date and in or about 2001 orally advised a representative of the Company that it had "written off the debt." Although the Company has previously and currently listed the note as a liability on its balance sheet, it does not believe that it has any further liability under this note.

NOTE 9- DIVIDENDS PAYABLE

In 2000 and 2001, the Company’s wholly owned subsidiary declared a dividend to its shareholders. However based on the Company’s limited financial resources it has been unable to pay it. The shareholders have conceded the deferment of this dividend until the company financially can afford paying it. At December 31, 2008 and 2007 the outstanding balance was $143,778 and $156,522, respectively. The underlying liability is in the local currency. Changes in the recorded amounts are related to the changes in the currency exchange rates

NOTE 10- PRIVATE PLACEMENT OF CONVERTIBLE NOTES AND NOTE PAYABLE

A summary of convertible notes payable at December 31, 2008 and 2007 are as follows:

	2008	2007
Convertible notes payable (“March 2006”) non-interest bearing; secured and due March 2009	1,250,000	1,250,000
Debt Discount, net of accumulated amortization of $1,165,525 and $793,363, respectively	(84,475)	(456,637)
Net	1,165,525	793,363
Convertible notes payable (“June 2006”), non- interest bearing; secured and due June 2009; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a rate of $1.00 per share	1,173,000	1,971,000
Debt Discount, net of accumulated amortization of $895,472 and $980,383, respectively	(277,528)	(990,617)
Net	895,472	980,383

Note payable, non interest bearing, due March 4, 2009	500,000	-

Total	2,560,997	1,773,746
Less Current Maturities	(2,560,997)	( -)
Net	$-	$1,773,746

March 2006 Financing

In connection with the merger and corporate restructure on June 14, 2006 (see Note 1), the Company assumed a financing arrangement dated March 16, 2006, subsequently amended on May 18, 2006, with several investors (the "March Investors") for the sale of (i) $1,250,000 in notes (the "Notes"), (ii) 625,000 shares of common stock of the Company (the "Shares") (Note 11) and (iii) common stock purchase warrants to purchase 625,000 shares of common stock at $1.00 price per share for a period of five years (the "Warrants"). The warrants and warrant agreement provide for certain anti-dilution rights through December 31, 2007 in the event of a reverse split.

 SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 10- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

March 2006 Financing (continued)

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

In accordance with Emerging Issues Task Force Issue 98-5, “Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios” (EITF 98-5), the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock, warrants and the convertible notes issued to the investors. The accounting predecessor recognized and measured $519,491 of the proceeds, which equals to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the March 2006 Notes.

In accordance with Emerging Issues Task Force Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF - 0027”), the Company recognized the relative value attributable to the warrants in the amount of $231,797 to additional paid in capital and a discount against the March 2006 Notes. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: (1) dividend yield of 0%; 2) expected volatility of 93.03%, (3) risk-free interest rate of 5.08% to 5.10%, and (4) expected life of 5 years. The Company also recognized the relative value attributable to the common stock issued in the amount of $498,712 to additional paid in capital and a discount against the March 2006 Notes. Total debt discount to the March 2006 Notes amounted $1,250,000. The note discount is being amortized over the maturity period of the Notes, being thirty-four (34) months.

The Company amortized the Convertible Notes’ debt discount and recorded non-cash interest expense of $372,163 and $442,103, respectively, during the years ended December 31, 2008 and 2007, respectively.

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

 SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 10- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

June 2006 Financing (continued)

The warrants and warrant agreement provide for certain anti-dilution rights through December 31, 2007 in the event of a reverse stock split.

The Series B Warrants and the Series D Warrants are exercisable only following the exercise of the Series A Warrants and the Series C Warrants, respectively, on a share by share basis.

The June 2006 Notes are interest free and mature in June 2009 and are convertible into the Company’s common stock, at the June 2006 Investors’ option, at a conversion price equal to $1.00 per share (Note 11). The Company granted the June 2006 Investors a first priority security interest in all of its assets subject only to the secured convertible notes in the amount of $525,000 previously issued in September 2005. In addition, the Company pledged one hundred percent (100%) of the shares held its majority owned subsidiary , Kraft Rt, as collateral to the June 2006 Investors.

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

In accordance with Emerging Issues Task Force Issue 98-5, “Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios” (EITF 98-5), the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock and Convertible Notes issued to the investors. As of December 31, 2006, the Company recognized $2,777,778 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Notes’ maturity period, being three (3) years, as interest expense. In accordance with Emerging Issues Task Force Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF - 0027”), the Company also recognized the relative value attributable to the common stock issued in the amount of $3,222,222 to additional paid in capital and a discount against the June 2006 Notes. Total debt discount to the June 2006 Notes amounted $6,000,000. The note discount is amortized over the maturity period of the notes, being (3) years.

In the year ended December 31, 2007, certain June 2006 investors converted $4,029,000 of convertible notes to 4,029,000 shares of the Company’s common stock.

In the year ended December 31, 2008, certain June 2006 investors converted $798,000 of convertible notes to 798,000 shares of the Company’s common stock.

The Company amortized and wrote off the Convertible Notes’ debt discount and recorded a non-cash interest expense of $1,153,980 and $3,913,493 for the years ended December 31, 2008 and 2007, respectively.

 SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 10- PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

June 2006 Financing (continued)

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

During the year ended December 31, 2008, the Company issued a $500,000 non interest bearing note, which was due on March 4, 2009 and is currently in default.

NOTE 11- CAPITAL STOCK

Preferred Stock

The Company has authorized 2,700,000 total shares of preferred stock.

The Board of Directors designated 1,200,000 shares as Series A 12.5% cumulative preferred stock (“Series A Preferred Stock”), with a par value of $0.01 per share. The preferred stock is entitled to preference upon liquidation of $0.63 per share for any unconverted shares. As of December 31, 2008 and 2007, there were no shares of Series A Preferred Stock issued and outstanding.

The Board of Directors has designated a total of 1,500,000 shares of Series B Preferred Stock:

•
The Board of Directors has designated 1,000,000 shares of its preferred stock as Series B-1 Preferred Stock (“B-1 Preferred”). Each share of Series B-1 Preferred Stock is entitled to preference upon liquidation of $2.19 per share for any unconverted shares. Each shares of the Series B-1 Preferred shall be entitled to one (1) vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Seventeen (17) Series B-1 Preferred shares may be converted to one (1) share of the Company’s common stock. As of December 31, 2008 and 2007 there were 228,652 shares of Series B-1 Preferred issued and outstanding.

•
The Board of Directors has designated 232,500 shares of its preferred stock as Series B-3 Preferred Stock (“B-3 Preferred”). Each share of the Series B-3 Preferred shall be entitled to thirty two (32) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Each Series B-3 Preferred share may be converted to thirty two (32) shares of the Company’s common stock. As of December 31, 2008 and 2007, there were 47,518 shares of Series B-3 Preferred issued and outstanding.

•
In June 2006 the Board of Directors designated 100,000 shares of its preferred stock as Series B-4 Preferred Stock (“B-4 Preferred”).  Upon the filing of an amendment which increased the number of authorized common shares such that there was an adequate amount of authorized common stock per issuance upon conversion of the Series B-4 Preferred, the Series B-4 Preferred shares automatically converted to shares of the Company's common stock at a rate of three hundred fifty (350) common shares for each share of Series B-4 Preferred. During the year ended December 31, 2007, 95,500 shares of Series B-4 Preferred were converted into 33,425,000 shares of the Company’s common stock. As of December 31, 2008 and 2007, there were no shares of Series B-4 Preferred issued and outstanding.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 11- CAPITAL STOCK (continued)

Common Stock

On February 9, 2007, the Company effected a one-for-one sixth (1 to 1.6) reverse stock split of it authorized and outstanding shares of common stock, $0.01 par value (see Note 15). All references in the financial statements and the notes to financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split. The Company has restated from 26,031,355 to 16,269,597 shares of common stock issued and outstanding as of December 31, 2006 to reflect the reverse split.

On February 9, 2007, the Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.01 per share (see Note 15). As of December 31, 2008 and 2007, there were 57,810,601 and 57,012,601 shares of common stock issued and outstanding, respectively.

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

 SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 12- RELATED PARTY NOTES PAYABLE AND TRANSACTIONS

All of the sales during 2007 and a significant majority of sales during 2008 have been Equipment Sales rather than Factory Sales. In some cases the equipment was supplied directly to an end user, as in the case of EPV Solar; in other cases the equipment was supplied to a general contractor who subsequently delivered a complete factory, as in the case of equipment supplied in collaboration with RESI and Terrasolar on behalf of CG Solar (previously Blue Star Terra Corporation). In fact during late 2007 the main strategic partner for the Company on such sales had been Renewable Energy Solutions, Inc. (“RESI”). Prior to RESI assuming the role of general contractor on the CG Solar project the primary partner was Terra Solar Global, Inc. (“Terra Solar”).

Terra Solar, Inc. (“TSI”) owns approximately 49% of the outstanding securities of Terra Solar. Zoltan Kiss, a shareholder and former director of the Company, ~~is~~was also a shareholder of TSI. Zoltan Kiss, a shareholder and former director of the Company, is also the Chairman and majority owner of RESI. (Note: Mr. Kiss resigned as Chairman and a Director of the Company effective December 20, 2007).

During 2007 the Company supplied equipment for the Blue Star Terra Corporation factory in China in collaboration with both Terrasolar and RESI. The Blue Star contract was originally held by Terra Solar and in April 2007 RESI assumed rights and obligations under the contract from Terra Solar. Revenues under the contract were $2,751,836 for the year ended December 31, 2007, which were invoiced to Terra Solar and later assumed by RESI.

An additional $369,108 was invoiced to RESI for a separate project. No revenue was generated ~~in~~from either party during 2008.

The Company currently has related party trade receivables of $1,197,548 from RESI as of December 31,2008, from the Blue Star Contract~~.~~ and another $134,315 from another project. Note: RESI assumed the trade payable from Terrasolar upon assumption of the Blue Star contract in April 2007 and made several payments during 2007. While the Company’s liability is contractually limited to the delivery of equipment and not to turnkey manufacturing performance, there is a practical risk of non-payment until the facility has successfully passed an acceptance test - a RESI liability, and until payment is made in full by Blue Star. In fact the Company has decided to reserve the entire remaining amount of the receivable of $1,331,863 less $500,000.

The Company has since decided to focus its sales effort on Factory Sales.

The Company signed a cooperative Research and Development Contract, and a Marketing and Manufacturing Facility Turn On Function Contract with RESI on December 20, 2006 and January 30, 2007, respectively. Zoltan Kiss, the Company’s former Chairman of the Board, is Chairman and majority shareholder of RESI. Payments made to RESI under the Research and Development Contract were $120,000 and $360,000 for the years ended December 31, 2008 and 2007, respectively. No payments have been made to RESI under the Marketing and Manufacturing Facility Turn On Function Contract for the year ended December 31, 2008.

During 2008 the Company also entered into a Settlement Agreement with Zoltan Kiss, replacing both the Research and Development Contract and the Marketing Contract.

A summary of the related party sales and cost of sales are as follows:

Years ended December 31, 2008 and 2007:

	2008	2007
REVENUES:
Third party revenue	$3,436,779	$2,658,634
Related party revenue	-	3,120,944
TOTAL REVENUES	$3,436,779	$5,779,578

COST OF SALES:
Third party cost of sales	$2,356,255	$4,680,633
Related party cost of sales	-	99,329
TOTAL COST OF SALES	$2,356,255	$4,779,962

Related party revenues generated from RESI were $0 and $369,108 for the years ended December 31, 2008 and 2007, respectively.  Related party revenues generated from Terra Solar were $0 and $2,751,836 for the years ended December 31, 2008 and 2007, respectively.

Related party cost of sales incurred from RESI were $0 and $99,329 for the years ended December 31, 2008 and 2007, respectively.

The Company has a dividend payment obligation due to the former shareholders valued at $143,778 and $156,522 as of December 31, 2008 and 2007, respectively.

 SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 13 - MINORITY INTEREST AND PUT LIABILITY

Formation of Subsidiary

On October 18, 2007, the Company organized a wholly owned subsidiary, Solar Thin Power, Inc. under the laws of the state of Nevada. On October 24, 2007, Solar Thin Power, Inc. issued 50,000,000 shares of its common stock in exchange for services rendered to the Company and 14,500,000 common shares for services to be performed.  On December 19, 2007 and January 23, 2008, Solar Thin Power, Inc. completed the sale of 7,070,000 shares of its common stock at a net sales price of $0.4948 per share.  In conjunction with the sale of the common stock of Solar Thin Power, Inc., the Company issued 3,685,000 warrants to purchase shares in the Company’s common stock at $3.30 per share for five years.

For the period from October 18, 2007 (date of incorporation) to December 31, 2008, Solar Thin Power, Inc. had total revenue of $0 , losses of $240,881 and $57,250 for periods ended December 31, 2008 and 2007, respectively and a total accumulated deficit  of $298,131 at December 31, 2008.  As of December 31, 2008, the Company owned a 65.12% interest in Solar Thin Power, Inc. as compared to 70.15% at December 31, 2007. Due to this majority interest, our consolidated financial statements include the balance sheet, results of operations and cash flows of Solar Thin Power, Inc. net of intercompany charges. We therefore eliminated 34.88% of financial results that pertain to the minority interest; the eliminated amount was reported as a separate line on our consolidated statements of operations and balance sheets.

The following table summarizes the changes in Minority Interest from inception to December 31, 2008:

Minority interest at inception of Solar Thin Power	$1,016,585
Period loss applicable to minority interest for 2007	(17,089)
Balance as of December 31, 2007	999,496
Period loss applicable to minority interest for 2008	(67,904)
Dilution of ownership interest from 70.15% ownership to 65.12% through issuance of Solar Power common stock by Company for services rendered	214,996
Balance as of December 31, 2008	$1,146,588

Put Liability

Additionally, in conjunction with the sale of the common stock of Solar Thin Power, Inc. at December 19, 2007; the Company agreed to complete a Registration Statement with the Securities Exchange Commission and use its best efforts to have the Registration Statement declared effective within eighteen months (“Effective Date”) of closing.  In the event that Solar Thin Power, Inc. is not a public reporting company by the Effective Date, the Company has agreed to re-acquire, at the option of the shareholders, half of the common stock issued at the aggregate purchase price (“Put Option”).  The Company follows the SFAS No. 5, “Accounting for Contingencies” in accounting for this put liability as of December 31, 2008, which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable.  At December 31, 2008, the Company determined that the put obligation is not probable that the event will occur.

NOTE 14- ECONOMIC DEPENDENCY

During the year ended December 31, 2008 approximately $3,289,517 or 96% of total revenues were derived from one customer; for the year ended December 31, 2007 approximately $5,779,578 or 100% were derived from three customers.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 15 – STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at December 31, 2008:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.00	333,334	1.47	$1.00	333,334	$1.00
1.20	625,000	0.21	1.20	625,000	1.20
2.00	3,000,000	0.46	2.00	3,000,000	2.00
2.20	3,000,000	1.46	2.20	—	2.20
3.00	3,000,000	0.46	3.00	3,000,000	3.00
3.30	6,685,000	2.81	3.30	3,685,000	3.30
Total	16,643,334	1.59	$2.69	10,643,334	$2.07

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	12,625,000	$2.56
Granted	3,718,334	3.10
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2007	16,343,334	2.68
Granted	300,000	3.30
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	16,643,334	$2.69

The Company granted 333,334 warrants in connection with the conversion of debentures during the year ended December 31, 2007. The warrants are exercisable until three years after the date of issuance at a purchase price of $1.00 per share. The warrants were valued using the “Black-Scholes” option pricing method with the following assumptions: dividend yield: $-0-; volatility: 82.53%; risk free rate: 4.98%. The fair value of the warrants of $61,767 was charged to the Company’s operating results during the year ended December 31, 2007.

In conjunction with the sale of the Company’s majority owned subsidiary, Solar Thin Power, Inc., the Company issued 300.000 and 3,385,000 warrants during the year ended December 31, 2008 and 2007, respectively to purchase the Company’s common stock at $3.30 per share exercisable until five years from the date of issuance. (see Note 13 above)

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 15 – STOCK OPTIONS AND WARRANTS

Employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees and directors of the Company at December 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.42	500,000	4.82	$0.42	27,778	$0.42
$0.533	3,000,000	8.47	$0.533	2,383,561	$0.533
$0.75	630,000	9.22	$0.75	280,000	$0.75
$0.80	600,000	9.29	$0.80	—	$0.80
$2.07	15,625	0.95	$2.07	15,625	$2.07
Total	4,745,625	8.26	$0.59	2,706,964	$0.56

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of	Price
	Shares	Per Share
Outstanding at December 31, 2006:	1,890,625	$2.18
Granted	3,000,000	$0.533
Exercised	—	—
Canceled or expired	(1,875,000)	(2.18)
Outstanding at December 31, 2007:	3,015,625	$0.55
Granted	1,770,000	$0.66
Exercised	—	—
Canceled or expired	(40,000)	—
Outstanding at December 31, 2008:	4,745,625	$0.59

During the year ended December 31, 2007, the Company granted 3,000,000 stock options to an officer and employee with an exercise price of $0.533 per share expiring ten years from issuance and vesting on a pro rata basis over two years. The fair value of the vested portion (determined as described below) of $609,916 and $356,618 was charged to operating results for the years ended December 31, 2008 and 2007, respectively.

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

During the year ended December 31, 2008, the Company granted an aggregate of 1,730,000 stock options (net of cancellations, see stock option table per above) to officers and employees with an exercise prices from $0.42 to $0.80 per share expiring five to ten years from issuance with cliff vesting or graded vesting over eighteen to thirty six months. Compensation cost is recognized over the requisite service period in a manner consistent with the option vesting provisions.  Compensation expense in the amount of $475,100 was charged to operating results in connection with these options grants for the year ended December 31, 2008.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 15 – STOCK OPTIONS AND WARRANTS

Employee options (continued)

The weighted-average fair value of stock options granted to officers and employees during the year ended December 31, 2008 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.67% to 3.75%
Expected stock price volatility	92.20% to 94.93%
Expected dividend payout	—
Expected option life-years (a)	5 to 10

(a) The expected option life is based on contractual expiration dates.

NOTE 16 – INCOME TAXES

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the years ended December 31, 2008 and 2007.

At December 31, 2008, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $32,500,000,  which starts to expire in the year 2023 through the year 2028, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2008 are as follows:

Deferred tax assets – non current:
Net operating loss carryforward	$11,375,000
Valuation allowance	(11,375,000)
Net deferred tax asset	$—

For the years ended December 31, 2008 and 2007, the Company incurred losses once significant tax adjusting items are considered.

An income tax provision for the years ended December 31, 2008 and 2007 consists of the following:

	2008	2007
Provision for income taxes	$-0-	$-0-

The Company paid local filing fees which are not deemed to be income taxes and have been included in SG&A expenses for the years ended December 31, 2008 and 2007.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Lease agreement

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. In November 2007, the terms of the lease agreement were modified effectively increasing the monthly rent to $20,800 per month starting on January 1, 2008 for the next three years through December 31, 2010. The minimum future cash flow for the leases at December 31, 2008 is as follows:

Amount:

Years ended:
December 31, 2009	$249,600
December 31, 2010	$249,600
Total	$499,200

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

Currently, the suit has not proceeded past the filing and service of the complaint. The Company has obtained an open-ended extension of time in which to answer and/or move with regard to the complaint. The Company is attempting to resolve the matter amicably. However, in the event litigation proceeds, it will be aggressively defended. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

From time to time, the Company is a party to litigation or other legal proceedings that the Company considers to be a part of the ordinary course of its business. The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, consolidated financial condition or results of operations. The Company may become involved in material legal proceedings in the future.

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

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 17 - COMMITMENTS AND CONTINGENCIES (continued)

Product Warranty Obligation

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with the FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees.” The range for the warranty coverage for the Company’s products is up to 18 to 24 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company’s determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations. Accrued provision for product warranty was approximately $59,930 and $95,000 as of December 31, 2008 and December 31, 2007, respectively.

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

The closing of the transactions under the Purchase Agreement was to occur and will take place on or about November 30, 2008, subject to extension to January 31, 2009, by mutual agreement of the Company and Mr. Gifis; provided, that if such Sellers’ Agent shall receive reasonable assurances from the investment banking firm underwriting securities on behalf of the Company and the Selling Stockholders that the financing to pay the purchase price for the shares being sold, will, in their judgment, be consummated, the Sellers’ Agent shall extend the closing date to January 31, 2009.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 18 – FAIR VALUE MEASUREMENT

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (Including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2008:

The following table sets forth the Company’s short and long-term investments as of December 31, 2008 which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at fair Value
Assets:
Cash	$619,257	$-	$-	$619,257

Long-term investments	$-	$-	$1,500,000	$1,500,000

At December 31, 2008, the carrying amounts of the notes payable approximate fair value because the entire note had been classified to current maturity.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 19 – SEGMENT INFORMATION

The Company's operations fall into one single product segment, photovoltaic thin film modules: producing and/or installing and commissioning factory equipment that produces photovoltaic thin film modules. The Company manages its operations, and accordingly determines its operating segments, on a geographic basis. Consequently, the Company has one operating geographic location, Hungary. The performance of geographic operating segments is monitored based on net income or loss (after income taxes, interest, and foreign exchange gains/losses). The accounting policies of the segments are the same as those described in the summary of accounting policies in Note 1. There are no intersegment sales revenues. The following tables summarize financial information by geographic segment for the years ended December 31, 2008 and 2007:

Geographic information for 2007:

	Hungary	(Corporate)	Total
Total Revenues	$5,779,578	$-	$5,779,578

Depreciation	220,860	-	220,860

Interest Income	434	58,691	59,125
Interest expense	(4,934)	(4,582,131)	(4,587,065)
Net interest expense	(4,500)	(4,523,440)	(4,527,940)

Debt acquisition cost	-	(395,837)	(395,837)
Research and development	-	(360,000)	(360,000)
Net loss	(735,848)	(8,011,947)	(8,747,795)

Fixed assets, net	595,030	-	595,030
Fixed asset additions	197,757	-	197,757
Other assets	7,682	-	7,682

Geographic information for 2008:

	Hungary	(Corporate)	Total
Total Revenues	$3,436,779	$-	$3,436,779

Depreciation	190,025	-	190,025

Interest Income	5,164	46,929	52,093
Interest expense	(3,572)	(1,226,986)	(1,230,558)
Net interest expense	1,592	(1,180,057)	(1,178,465)

Debt acquisition cost	-	(74,204)	(74,204)
Research and development	-	(120,000)	(120,000)
Net loss	(2,582,591)	(5,891,419)	(8,474,010)

Fixed assets, net	413,241	-	413,241
Fixed asset additions	44,181	-	44,181
Other assets	3,893	-	3,893

Geographic information of revenues by customers’ locations/countries for 2008 and 2007:

Customer Countries:	2008	2007
United States of America	$3,289,517	$5,779,578
Hungary	$147,262	-
Total	3,436,779	$5,779,578

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 20 – SUBSEQUENT EVENTS

Share exchange agreement

On April 3, 2009, the Company and Kraft Electronikai Zrt, a Hungarian corporation and wholly owned subsidiary of the Company (“Kraft”), entered into a stock exchange agreement (the “Exchange Agreement”) with BudaSolar Technologies Co. Ltd. (“BudaSolar”), New Palace Investments Ltd., a Cyprus corporation (“NPI”), Istvan Krafcsik (“Krafcsik”) and Attila Horvath (“Horvath”, and collectively with NPI and Krafcsik, the “BudaSolar Stockholders”).

On April 3, 2009, the Company, Kraft, BudaSolar and the BudaSolar Stockholders entered into an amended and restated stock exchange agreement (the “Amended Exchange Agreement”) dated as of April 2, 2009 under which Kraft agreed to acquire from the BudaSolar Stockholders 100% of the outstanding registered share equity capital of BudaSolar in exchange for the Company transferring to the BudaSolar Stockholders 49% of the outstanding capital stock or share capital (the “Kraft Shares”) of Kraft (the “Share Exchange”).  As a result, the Company will own 51% of Kraft and its 51% owned Kraft subsidiary will, in turn, own 100% of the share capital of BudaSolar.  In addition, the Amended Exchange Agreement deleted the put option of the BudaSolar Stockholders, and the call option of the Company and Kraft, each resulting in the Company and Kraft acquiring from the BudaSolar Stockholders 100% of Kraft Shares owned by the BudaSolar Stockholders or their affiliates after the closing of the Share Exchange. The Company accrued an estimated $500,000 in connection with the Amended Exchange Agreement.

Kraft agreed to assume the obligation of the repayment of certain loans made by BudaSolar Stockholders to BudaSolar prior to the date of the Amended Exchange Agreement, to be evidenced by a five-year subordinated promissory note of Kraft bearing interest at an annual rate equal to LIBOR for twelve month United States dollars interbank deposits as fixed by BBA plus a margin of 3% (the “Loan”).  Such Loan will be repaid by Kraft as follows: (i) on October 1, 2009, Kraft shall repay $250,000 provided that there’s a minimum amount of $1,600,000 available on the accounts of Kraft. In case such amount is not available on the accounts on October 1, 2009, repayment of this tranche is due whenever the amount is made available on the accounts; (ii) on January 1, 2010, $250,000 is repayable from the available excess cash; and (iii) the outstanding amount of the Loan is repayable on January 1, 2011. The parties further agreed that the condition of the repayment of the Loan (or any tranche of the Loan) shall be the availability of excess cash.

Under the Amended Exchange Agreement, the Company agreed to increase the capital of Kraft (the "Share Capital Increase") by investing USD $750,000 equivalent in Hungarian Forints in Kraft calculated at the then current exchange rate.

The Amended Exchange Agreement contains customary representations, warranties and covenants of the Company, Kraft, BudaSolar and the BudaSolar Stockholders for similar transactions.  All covenants survive until fulfilled in accordance with their respective terms.  The Amended Exchange Agreement contains a mutual indemnification provision for breach of or inaccuracy in any representation or warranty and any breach or failure to fully perform any covenant by any party to the agreement.  In addition, the BudaSolar Stockholders agreed that, for a period of five years from the Closing Date (as defined below), they will neither compete with the business, nor solicit the employees of, Kraft, the Company, BudaSolar, or any of their respective direct or indirect subsidiaries.

The consummation of the Share Exchange and other transactions set forth in the Amended Exchange Agreement is subject to certain closing conditions, including (i) the parties’ satisfaction with their respective due diligence investigations; (ii) the execution and delivery of five year employment agreements for each of Istvan Krafcsik and Attila Horvath as Chief Executive Officer and Chief Operating Officer of Kraft and its BudaSolar subsidiary, respectively; (iii) the execution and delivery of a shareholders agreement between the Company, Kraft and the BudaSolar Stockholders; (iv) the execution and delivery of a corporate services agreement and inter-company services agreement between Kraft and BudaSolar; and (v) BudaSolar’s delivery to the Company and Kraft of unaudited financial statements of BudaSolar from the period of inception through December 31, 2008.

The closing of the Share Exchange and the transactions contemplated pursuant to the Amended Exchange Agreement was revised to occur as soon as practicable, but in any event by April 30, 2009 (the “Closing Date”).  However, there can be no assurances that the Share Exchange will be consummated.

In the event that the Exchange Agreement terminates or the closing does not occur by the Closing Date, then BudaSolar shall thereafter continue to render certain technical services to Kraft under a cooperation agreement entered into on September 29, 2008 (the “Cooperation  Agreement”).  Pursuant to the terms of the Cooperation Agreement, the Company or Kraft has caused to be paid to BudaSolar the aggregate sum of $750,000.  Such payment shall be deemed to be a loan by Kraft to BudaSolar and shall be repaid prior to closing of the Share Exchange.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 20 – SUBSEQUENT EVENTS (continued)

On April 3, 2009, Solar Thin Power, Inc., a majority owned subsidiary of the Company (“ST Power”), Kraft and its wholly owned subsidiary BudaSolar Limited entered into an Inter-Company Services Agreement dated as of April 2, 2009 (the “Services Agreement”) in respect of power projects undertaken by ST Power and the use of Kraft and BudaSolar Limited as a preferred supplier of amorphous silicon photovoltaic module manufacturing equipment (the “PV Equipment”).  ST Power will have the right to integrate turnkey PV Equipment into its power project offering and will receive most favored nations pricing from Kraft and BudaSolar Limited on purchases of PV Equipment for integration in such power projects. Alternatively, ST Power may refer the PV Equipment customer to Kraft in exchange for a 5% commission.  In addition, ST Power may elect, in its sole discretion, to structure one or more power projects with Kraft as the general contractor, or with ST Power as the general contractor and Kraft as the sub-contractor, for the manufacturing facility portion of the integrated offering.

Employment agreements

On April 3, 2009, Kraft entered into five year employment agreements with each of Istvan Krafcsik and Attila Horvath as Chief Executive Officer and Chief Operating Officer of Kraft and its BudaSolar subsidiary, respectively. Kraft and its shareholders also entered into a shareholders’ agreement which, among other things, (i) restricts a shareholder’s ability to sell, assign or otherwise transfer any of his or its shares of Kraft; (ii) provides for a right of first refusal and tag-along rights with respect to any permitted sale or other disposition of a shareholder’s shares of Kraft; and (iii) sets forth certain agreed upon procedures related to corporate governance, major decisions, competing business ventures and affiliated sales.

On April 3, 2009, the Company, Kraft and the BudaSolar Stockholders entered into a side letter bonus agreement to the Amended Exchange Agreement dated as of April 2, 2009 (the “Bonus Agreement”) under which the parties agreed to formulate a bonus agreement for key executives and employees within 30 days after the closing of the Share Exchange under specific guidelines set forth therein.

On April 7, 2009, the Company entered into an amendment to the employment agreement of Peter Lewis under which Mr. Lewis agreed to resign as the President, Chief Executive Officer and as a member of the board of directors of the Company, effective as of March 31, 2009.  Effective as of April 1, 2009, Mr. Lewis was appointed as Group Vice President and General Manager of the Thin Film Group of the Company through June 1, 2010.  The Thin Film Group shall consist of the manufacture and sale of PV Equipment.  In this capacity, Mr. Lewis will be primarily responsible for generating orders and sales of PV Equipment and he will provide general oversight of the manufacturing operations of the Kraft and BudaSolar subsidiaries of the Company, and together with Messrs. Krafcsik and Horvath, will be responsible for generating profits for the Thin Film Equipment Group.

Effective April 1, 2009, Mr. Robert M. Rubin, the Company’s Chief Financial Officer and Chairman, was appointed as the Chief Executive Officer of the Company to fill the vacancy created by Mr. Lewis’ resignation.

 Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

           (a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(3) under the Exchange Act as of December 31, 2008 (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our company required to be disclosed in our reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

(b) Changes in internal controls. During the year ended December 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of our internal control over financial reporting is as of the year ended December 31, 2008. We believe that internal control over financial reporting is effective.  We have not identified any material weaknesses considering the nature and extent of our current operations or any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

Item 9B. Other Information.

We do not have any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 that was not reported.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

                     Our current directors and executive officers are as follows:

Name	Age	Position
Robert M. Rubin	69	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Dr. Boris Goldstein	45	Director

Gary Maitland, Esq.	55	Director

Robert M. Rubin.   Mr. Rubin has served as a director of Solar Thin Films since May 1991, and was its Chief Executive Officer from May 1991 to January 1, 1994. Mr. Rubin has served as Solar Thin Films’ Chief Financial Officer since August 2007. Mr. Rubin was again appointed as our Chief Executive Officer on April 1, 2009.  Between October 1990 and January 1, 1994, Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of Solar Thin Films and its subsidiaries; from January 1, 1994 to January 19, 1996, he served only as Chairman of the Board.  From January 19, 1996 until June 2006, Mr. Rubin served as Chairman of the Board, President and Chief Executive Officer. Mr. Rubin resigned as Chairman in June 2006 and as an executive officer in October 2006.  Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986, when Mr. Rubin resigned as an executive officer. Mr. Rubin continued as a director of SCI until the latter part of 1987. In 1993, SCI was sold to Olsten Corporation (NYSE).

Boris Goldstein.  Boris Goldstein became a member of the board of directors of Solar Thin Films in October 2008.  From 2005 to the present, Dr. Goldstein has served as the Chief Executive Officer of Trans Global Ventures Group and Managing Director of Pacific Venture Fund. From 1991 to 1997, Dr. Goldstein served on the board of directors and advisory boards of E-Trade Eurasia, IVS, Pacific Petroleum Technologies, E*Forex; CBSF Capital Management, CBSF International Fund, CBSF, Sakaru, Daldaris, FRB, RBK and others.  In 1989, Dr. Goldstein founded Software House HT, a startup technology company which he developed into a worldwide corporation with over 40 offices in 17 countries. Dr. Goldstein has substantial experience in building high-tech companies in Silicon Valley. Dr. Goldstein received a degree in Applied Mathematics and Ph. D. in Real Time Systems from Latvian Technical University in 1985 and 1993, respectively.

Gary Maitland.  Gary Maitland, Esq. became a member of the board of directors of Solar Thin Films in October 2008.  From 1987 to the present, Mr. Maitland has served as Managing Partner of Kreisberg & Maitland, LLP, a law firm based in New York City. He currently serves on the faculty of the Benjamin N. Cardozo School of Law’s Intensive Trial Advocacy Program. From 1978 to 1981, Mr. Maitland served as an Assistant District Attorney in Kings County, New York (Brooklyn). Mr. Maitland earned a Bachelor of Arts degree from Vassar College in 1975. In addition, he earned a Juris Doctor degree from the Boston University School of Law in 1978. Mr. Maitland is a licensed attorney admitted to practice in the State of New York and admitted to practice before the United States Supreme Court, the Second Circuit Court of Appeals, and the Federal District Courts for the Eastern and Southern Districts of New York.

Key Employees

Peter Lewis.  Mr. Lewis served as Chief Executive Officer, President and a member of the Board of Directors of Solar Thin Films from June 2007 to March 31, 2009.  He was appointed as Group Vice President and General Manager of the Thin Film Group of our company on April 1, 2009. Mr. Lewis briefly provided consulting services to RESI, a private company that formerly conducted business with Solar Thin Films (from March 2007 until May 2007).  From 2005 through 2006, Mr. Lewis served as an Executive Vice President of KmX Corporation, a Toronto based company he helped co-found that provides advanced membrane solutions for the chemical recycling and ethanol markets.  Prior to joining KmX Corporation, from 2002 through 2004, Mr. Lewis served as the Chief Operating Officer of CA Technology (now Agilence), a New Jersey based company providing software and hardware solutions to the digital video and security marketplace. Mr. Lewis holds a B.A. in Economics from Columbia and an M.B.A. from Harvard Business School.

Role of the Board of Directors

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

Compensation of the Board of Directors

Directors who are also our employees do not receive additional compensation for serving on the Board or its committees. Non-employee directors are not paid any annual cash fee. In addition, directors are entitled to receive options under our stock option plans. All directors are reimbursed for their reasonable expenses incurred in attending Board meetings. We intend to procure directors and officers liability insurance.

Board Meeting and Actions by Written Consent

In 2008, the board met 3 times and took action by unanimous written consent 2 times.

Board Committees

We have not established an audit committee, compensation committee, nominating committee or other committee of our board of directors.

Advisory Board

We do not currently have an advisory board.

Director Independence

We believe that of Dr. Boris Goldstein and Gary Maitland, Esq. are considered independent directors as defined by any national securities exchange registered pursuant to Section 6(a) of the Securities Exchange Act of 1934.

Family Relationships

There are no family relationships among our executive officers and directors.

Involvement in Certain Legal Proceedings.

None of our officers or directors have, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and shareholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Gary Maitland, Esq. filed a Form 3 and Form 4 late. Other than the foregoing, to our knowledge, based solely on review of the copies of such reports furnished to us for the year ended December 31, 2008, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% shareholders were filed on a timely basis.

Code of Ethics

The Company adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company. A copy of our code of ethics may be found as Exhibit 14.3 to the Annual Report filed on Form 10-K with the Securities and Exchange Commission on July 16, 2004.

Item 11.   Executive Compensation.

The following table sets forth all compensation for the last fiscal year awarded to, or earned by, our Chief Executive Officer and all other executive officers serving as such at the end of fiscal year ended December 31, 2008 and 2007 whose salary and bonus exceeded $100,000 for the year ended December 31, 2008 and 2007, or who, as of December 31, 2008 and 2007, was being paid a salary at a rate of at least $100,000 per year.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Lewis (1)	2008	$225,000		$50,765	(2)	$857,935	(3)				$1,133,700
Group Vice President and General Manager and Former Chief Executive Officer and Director	2007	$131,250	—	$186,805	(2)	$356,618	(3)	—	—	—	$546,201

Zoltan Kiss*	2008	—	—	—		—		—	—	—	—
Director (5)	2007	$136,000	—	—		—		—	—	—	$136,000

Robert Rubin	2008	$225,000	—	—		—		—	—	—	$225,000
Chief Executive Officer, Chief Financial Officer and Director (7)	2007	$245,000	—	—		—		—	—	—	$245,000

Csaba Toro**	2008	—	—	—		—		—	—	—	—
Chief Executive Officer (4)	2007	$103,068	—	—		—		—	—	—	$103,068

* Mr. Kiss resigned as director of the Company in December 2007

** As of June 20, 2007, Mr. Toro no longer serves as an executive officer of our company.

(1) Mr. Lewis was appointed as Chief Executive Officer of our company on June 20, 2007 and resigned as President, Chief Executive Officer and as a director on March 31, 2009. Mr. Lewis was appointed as Group Vice President and General Manager of the Thin Film Group of our company on April 1, 2009.

(2) In accordance with Mr. Lewis’s employment agreement, Mr. Lewis is entitled to receive 187,617 shares of common stock per year. The shares are valued at the stated value in the employment agreement of $0.533 per share, which was the average closing bid price for the 20 trading days immediately prior to the date of the employment agreement.

(3) In 2007, Mr. Lewis was granted a ten year option to purchase 3,000,000 shares of common stock at an exercise price of $0.533 per share on a cashless basis vesting on a pro-rata basis over a period of two years. The option was valued using the Black-Scholes option pricing model assuming a ten year life, no expected dividend payments a volatility of 82.53% and a risk free rate of 5.14%. In addition, in 2008, Mr. Lewis was granted a ten year option to purchase 600,000 shares of common stock at an exercise price of $0.80 per share vesting at a rate of 100,000 shares per month beginning June 1, 2009.  The option was valued using the Black-Scholes option pricing model assuming a ten year life, no expected dividend payments, a volatility of 94.93% and a risk free rate of 3.75%.

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

(6) Mr. Toro was granted a ten year option to purchase 1,875,000 shares of common stock at an exercise price of $2.18 per share, which may be exercised on a cashless basis. Although the option has vested immediately, Mr. Toro is only permitted to sell 52,084 shares per month on a cumulative basis. The option was valued using the Black-Scholes option pricing model assuming a ten year life, no expected dividend payments a volatility of 49.5% and a risk free rate of 4.6%. Mr. Toro resigned as an executive officer and director of the Company on June 20, 2007. All obligations under Mr. Toro’s employment agreement, including the stock options granted were terminated.

(7) In June 2006, Mr. Rubin was appointed as a director and consultant. Mr. Rubin was appointed Chief Financial Officer of the Company in August 2007 and as Chief Executive Officer of the Company on April 1, 2009. In addition to the compensation noted above, Mr. Rubin’ wife, an employee of the Company receives a salary of $1,250 per month for administrative services.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information with respect to stock awards and grants of options to purchase our common stock to the named executive officers during the fiscal year ended December 31, 2008.

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Peter Lewis (1)	3,000,000	(2)	—	—	$0.533	06/20/2017	616,439	(4)	$123,288	(4)	—	—
Peter Lewis (3)	600,000	(3)	—	—	$0.80	04/17/2018	600,000		$120,000	(4)	—	—

(1) Mr. Lewis was appointed as Chief Executive Officer of our company on June 20, 2007 and resigned as President, Chief Executive Officer and as a director on March 31, 2009. Mr. Lewis was appointed as Group Vice President and General Manager of the Thin Film Group of our company on April 1, 2009.

(2) Mr. Lewis received a ten year option to purchase 3,000,000 shares of common stock at an exercise price of $0.533 per share on a cashless basis vesting on a pro-rata basis over a period of two years.

(3) Mr. Lewis was granted a ten year option to purchase 600,000 shares of common stock at an exercise price of $0.80 per share vesting at a rate of 100,000 shares per month beginning June 1, 2009.

(4) In accordance with Mr. Lewis’s employment agreement, Mr. Lewis’ options are vesting on a pro-rata basis over a period of two years. The 2,120,548 shares represents the shares of common stock that have not vested to date. The value of such shares is based on the closing price for our common stock of $0.20 as of December 31, 2008 (the last trading day of 2008).

Except as set forth above, no other named executive officer has received an equity award.

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2008.

	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Robert Rubin	—	(1)	—	—	—	—	—	—
Peter Lewis	—	(1)	—	—	—	—	—	—
Dr. Boris Goldstein	—	(2)	—	$4,194	—	—	—	$4,194
Gary Maitland, Esq.	—	(2)	—	$4,194	—	—	—	$4,194

(1) All compensation earned by Messrs. Rubin and Lewis is fully reflected in the Summary Compensation Table above.

(2) On October 27, 2008, the Company issued 5 year options to purchase an aggregate of 500,000 shares of common stock at an exercise price equal to $0.42 per share to Mr. Gary Maitland and Dr. Boris Goldstein as compensation for services to be performed by them in their capacities as directors of the Company. Such options vest in accordance with the following schedule: (i) options to purchase 83,333 shares of common stock vest on October 27, 2009; (ii) options to purchase 83,333 shares of common stock vest on October 27, 2010; and (iii) options to purchase 83,334 shares of common stock vest on October 27, 2011.

Stock Option Plans

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

Administration

The 2001 Incentive Plan is administered by the Board of Directors of the Company (the "Board of Directors") or a committee appointed by the Board of Directors. If, at any time, there are less than two members of the Committee, the Board of Directors shall appoint one or more other members of the Board of Directors to serve on the Committee. All Committee members shall serve, and may be removed by the Board of Directors.

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

(c) EXPIRATION. The expiration of each Option shall be fixed by the Committee, in its discretion, at the time such Option is granted; however, unless otherwise determined by the Committee at the time such Option is granted, an Option shall be exercisable for ten(10) years after the date on which it was granted (the "Grant Date"). Each Option shall be subject to earlier termination as expressly provided in the 2001 Incentive Plan or as determined by the Board of Directors, in its discretion, at the time such Option is granted.

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

Administration

The 2007 Incentive Plan is administered by the Board of Directors or a committee (the "Committee") consisting of not less than two members of the Board of Directors of the Company (the "Board of Directors"), who are selected by the Board of Directors. If, at any time, there are less than two members of the Committee, the Board of Directors shall appoint one or more other members of the Board of Directors to serve on the Committee. All Committee members shall serve, and may be removed by the Board of Directors.

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

Employment and Other Agreements

On June 20, 2007, Peter Lewis and the Company entered into an Employment Agreement (the “Lewis Agreement”) pursuant to which Mr. Lewis has agreed to serve as the Chief Executive Officer of the Company. The Lewis Agreement contains the following terms:

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

On April 7, 2009, the Company entered into an amendment to the employment agreement of Peter Lewis under which Mr. Lewis agreed to resign as the President, Chief Executive Officer and as a member of the board of directors of the Company, effective as of March 31, 2009. There was no disagreement or dispute between Mr. Lewis and the Company which led to his resignation.  Effective as of April 1, 2009, Mr. Lewis was appointed as Group Vice President and General Manager of the Thin Film Group of the Company through June 1, 2010.  The Thin Film Group shall consist of the manufacture and sale of PV Equipment.  In this capacity, Mr. Lewis will be primarily responsible for generating orders and sales of PV Equipment and he will provide general oversight of the manufacturing operations of the Kraft and BudaSolar subsidiaries of the Company, and together with Messrs. Krafcsik and Horvath, will be responsible for generating profits for the Thin Film Equipment Group.

For the period commencing April 1, 2009 and ending September 30, 2009, Mr. Lewis’ base salary shall be fixed at the rate of $225,000, payable in monthly installments of $18,750 each.  For the period commencing October 1, 2009, Mr. Lewis’ salary shall be reduced to the rate of $180,000 per annum, payable in monthly installments of $15,000 each.  On the earlier of June 30, 2009 or completion of an equity financing for the Company in excess of $3.0 million, the Company will pay to Mr. Lewis in one payment all accrued and unpaid salary that is owed under the original employment agreement for all periods through and including the date of payment of such accrued and unpaid salary.  In addition, Mr. Lewis shall be entitled to receive a sales commission on all PV Equipment that is sold or on which firm orders are received by the Company during the term of employment in an amount equal to: (i) a percentage to be determined by mutual agreement on or before April 30, 2009, of the “net sales price” (defined as gross selling price, less returns, discounts and allowances) of such PV Equipment, as and when paid in cash by the customer to the Company less (ii) the amount of all other finders fees, commissions and other payments made or payable by the Company to any other person, firm or corporation who participates in or assists Mr. Lewis in the sale of such PV Equipment; or such other bonus arrangement as may be made with Kraft management.

All 3,000,000 shares of common stock of ST Power owned by Mr. Lewis shall immediately and irrevocably vest.  Moreover, with respect to the stock options entitling Mr. Lewis to purchase up to 3,600,000 shares of Company common stock (the “Option Shares”), the parties agreed as follows (i)  options for 3,000,000 Options Shares shall be deemed to have fully vested as of March 31, 2009 and the remaining 600,000 Option Shares that have not vested will be forfeited as of March 31, 2009; (ii) the exercise price of all stock options were reduced from $0.533 per share to $0.18 per share, representing 100% of the closing price of Company common stock as at March 27, 2009, the effective date of the amendment to the employment agreement; (iii) all stock options for vested Option Shares may be exercised on a “cashless exercise” basis; and (iv) Mr. Lewis agreed to waive any rights to receive the 187,617 shares of Company common stock previously granted to him annually under the original employment agreement.

In connection with the acquisition of Kraft, the Company entered into consulting agreements with Robert Rubin and Zoltan Kiss pursuant to which each consultant would receive an annual salary of $160,000 per annum, reimbursement for up to $5,000 in expenses associated with company activities and major medical benefits in consideration for services performed on behalf of the company. Each of these agreements was for a term of three years and has been supplanted by subsequent events. Mr. Rubin’s salary was increased to $225,000 per annum when he assumed the duties of Chief Financial Officer. In December 2007, Mr. Kiss resigned as director of the Company and subsequently agreed to waive his rights to such payments pursuant to a pending settlement agreement with the Company as described below.

On August 12, 2008 the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Zoltan Kiss (“Z. Kiss”), Gregory Joseph Kiss (“G. Kiss”), Maria Gabriella Kiss (“M. Kiss”), and Steven H. Gifis (“Gifis”).  Under the terms of the Purchase Agreement, the Company agreed to arrange for the sale, and each of Z. Kiss, G. Kiss and M. Kiss (the “Selling Stockholders”) have agreed to sell, an aggregate of 18.0 million shares of common stock of the Company owned by the Selling Stockholders.  The purchase price for the 18.0 million shares is $0.4139 per share, or a total of $7,450,200 for all of the shares.

In addition to the Purchase Agreement, on August 12, 2008 each of Z. Kiss, Renewable Energy Solutions, Inc. (“RESI”), the Company, the Company’s subsidiary Kraft, and Amelio Solar Inc. (“Amelio”) entered into a settlement agreement (the “Settlement Agreement”) under which the parties agreed to terminate all prior agreements and exchange mutual general releases.  The consummation of the Settlement Agreement is subject to consummation of the transactions under the above Purchase Agreement.  Z. Kiss and RESI have agreed to transfer to Amelio (an entity controlled by unaffiliated third parties) substantially all of the technology and intellectual property owned by Z. Kiss and RESI relating to solar panel technology, including thin film amorphous silicon and copper indium gallium diselenide technology.

The Company intends to finance the purchase price for the 18.0 million shares being sold by the Selling Stockholders by arranging for a sale of the shares, either through a registered public offering for the account of the Selling Stockholders, or a private purchase.

The closing of the transactions under the Purchase Agreement, the Settlement Agreement and the Strategic Alliance and Cross License Agreement will all occur simultaneously and were scheduled to take place on or about November 30, 2008, subject to extension to January 31, 2009, by mutual agreement of the Company and Gifis (the “Outside Closing Date”); provided, that if Gifis shall receive reasonable assurances from the investment banking firm underwriting securities on behalf of the Company and the Selling Stockholders that the financing to pay the purchase price for the shares being sold, will, in their judgment, be consummated, Gifis shall extend the closing date to January 31, 2009.

On December 22, 2008, the Company and Kraft entered into an Amendment to the Master Settlement Agreement and Stock Purchase Agreement (the “Amendment”) with Amelio, RESI and the Selling Stockholders under which, among other things, the Outside Closing Date as defined in the Settlement Agreement was revised to May 31, 2009.  In addition, the definition of “RESI Debt” owed to the Company as defined in the Settlement Agreement was revised to the net amount of indebtedness, net of fees payable under the existing agreements to the closing date, and not to exceed $831,863 owed by RESI to the Company or its affiliates as of the closing date; provided, that if the Transferred CG Solar Equity (as defined below) is not delivered to the Company by December 31, 2008, the RESI Debt shall be an amount not to exceed $1,331,863.  Moreover, “RESI Debt Settlement Payment and Deliverables” as set forth in the Settlement Agreement was amended to state that the RESI Debt shall be paid to the Company as follows:

•
on or before December 31, 2008, Z. Kiss shall cause RESI to transfer to the Company an aggregate of shares of CG Solar, formerly known as Weihai Blue Star Terra Photovoltaic Company (“CG Solar”), representing 5% of the issued and outstanding capital shares of CG Solar, and having an agreed upon value of $500,000 (the “Transferred CG Solar Equity”);

•	the $831,863 balance of the RESI Debt (the “RESI Debt Balance”) shall be paid on or following the closing date as follows:

•
to the extent not previously paid in full, out of the net proceeds received by him from the public or private sale of all or a portion of his 10,000,000 subject shares under the Purchase Agreement, Z. Kiss shall pay to the Company a total of up to $434,315 of the RESI Debt Balance, such amount to be appropriately pro-rated based upon $0.0434315 to be paid for each such 10,000,000 subject shares sold; and

•
 unless a portion of the RESI Debt Balance has been paid by Z. Kiss in accordance with the above, the entire RESI Debt Balance(or any unpaid portion thereof) will be paid to the Company by Amelio on the earlier to occur of (i) receipt of net proceeds of a financing by Amelio (the “Amelio Financing”) of not less than $10,000,000, or (ii) receipt of payment by RESI or Amelio from CG Solar, the customer from whom the a-Si equipment giving rise to the RESI Debt was shipped.  To the extent that the RESI Debt Balance is paid in whole or in part by Z. Kiss, then Amelio shall issue to Z. Kiss a promissory note due and payable to the earlier to occur of the consummation of the Amelio Financing or one year from the closing date.

•	Amelio agreed to guaranty payment of the RESI Debt Balance to the Company.

The Settlement Agreement was further amended to state that Robert M. Rubin and The Rubin Irrevocable Stock Trust (the “Trust”) agree that all indebtedness owed to Mr. Rubin and the Trust by Nanergy Solar, Inc. (“Nanergy”), an affiliate of Z. Kiss, will be deemed fully paid and satisfied, and Mr. Rubin and the Trust agree to relinquish all capital stock or stock certificates in Nanergy.  To the extent that Mr. Rubin and/or the Trust received notes or stock certificates of Nanergy, the same will be returned to Nanergy on or before December 31, 2008.

Under the Amendment, the Purchase Agreement was revised to state that in the event that any time prior to the Outside Closing Date, any of the Selling Stockholders receive a bona fide written offer (the “Offer”) from any financially credible individual or institutional purchaser(s) to purchase as a principal in a private transaction, all or any portion of the subject shares, then the Selling Stockholders shall give written notice to the Company (the “Notice”).  The Company shall have the right, within 30 days from receipt of the Notice, to purchase that number of subject shares proposed to be purchases in the Offer at the same price per share and payment terms as set forth in the Offer.

There can be no assurance that the Company will be able to obtain the requisite financing to consummate the transactions contemplated by the above agreements.

Limitation on Liability and Indemnification of Directors and Officers

The Company's directors and executive officers are indemnified as provided by the Delaware General Corporation Law and the Company's Bylaws. Limitation on Liability and Indemnification of Directors and Officers under Delaware General Corporation Law a director or officer is generally not individually liable to the corporation or its shareholders for any damages as a result of any act or failure to act in his capacity as a director or officer, unless it is proven that:

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 13, 2009 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this prospectus are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. Applicable percentage ownership as of April 13, 2009 is based upon 58,136,113 shares of common stock outstanding.

Unless otherwise indicated, the address of each individual named below is our address located at 25 Highland Blvd, Dix Hills, New York 11746.

Name of Beneficial Owner	Number of Shares		Percentage of Shares Beneficially Owned
Robert Rubin (1)	0		---
Dr. Boris Goldstein (1)	250,000	(2)	*
Gary Maitland, Esq. (1)	250,000	(2)	*
Zoltan Kiss(3)	4,000,525	(4)	6.9%
Rubin Family Irrevocable Trust	2,039,038	(5)	3.5%
Peter Lewis	3,000,000	(6)	5.2%
All Directors and Executive Officers as a group (3 persons)	500,000	(2)	*

*Less than 1%

(1) Officer and/or Director of the Company.

(2) On October 27, 2008, the Company issued 5 year options to purchase an aggregate of 500,000 shares of common stock at an exercise price equal to $0.42 per share to Mr. Gary Maitland and Dr. Boris Goldstein as compensation for services to be performed by them in their capacities as directors of the Company. Such options vest in accordance with the following schedule: (i) options to purchase 83,333 shares of common stock vest on October 27, 2009; (ii) options to purchase 83,333 shares of common stock vest on October 27, 2010; and (iii) options to purchase 83,334 shares of common stock vest on October 27, 2011.

(3) Mr. Kiss resigned as a director effective December 2007.

(4) Represents 3,650,525 shares of Common Stock held by Mr. Kiss and 350,000 shares of Common Stock held by Mr. Kiss’ wife.

(5) The Rubin Family Irrevocable Stock Trust (the "Trust") was created by Robert M. Rubin, a director, for the benefit of his wife Margery Rubin and their children. Mr. Rubin disclaims beneficial interest in all securities of our company held by the Trust.  The foregoing table does not include an additional minimum of 5,206,503 shares of Common Stock to be issued to the Trust under the Algatec Share Exchange Agreement, in the Trust’s capacity as a limited partner of the Partnership and one of the members of the general partner of Algatec Equity Partners, L.P.

(6) Includes options to purchase 3,000,000 shares of common stock at $0.18 per share which have fully vested as of March 31, 2009 pursuant to the terms of that certain amended employment agreement with the Company dated as of April 7, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

All of the sales during 2007 and a significant majority of sales during 2008 have been Equipment Sales rather than Factory Sales. In some cases the equipment was supplied directly to an end user, as in the case of EPV Solar; in other cases the equipment was supplied to a general contractor who subsequently delivered a complete factory, as in the case of equipment supplied in collaboration with RESI and Terrasolar on behalf of CG Solar (previously Blue Star Terra Corporation). In fact during late 2007 the main strategic partner for the Company on such sales had been Renewable Energy Solutions, Inc. (“RESI”). Prior to RESI assuming the role of general contractor on the CG Solar project the primary partner was Terra Solar Global, Inc. (“Terra Solar”).

Terra Solar, Inc. (“TSI”) owns approximately 49% of the outstanding securities of Terra Solar. Zoltan Kiss, a shareholder and former director of the Company, ~~is~~was also a shareholder of TSI. Zoltan Kiss, a shareholder and former director of the Company, is also the Chairman and majority owner of RESI. (Note: Mr. Kiss resigned as Chairman and a Director of the Company effective December 20, 2007).

During 2007 the Company supplied equipment for the Blue Star Terra Corporation factory in China collaboration with both Terrasolar and RESI. The Blue Star contract was originally held by Terra Solar and in April 2007 RESI assumed rights and obligations under the contract from Terra Solar. Revenues under the contract were $2,751,836 for the year ended December 31, 2007, which were invoiced to Terra Solar and later assumed by RESI.

An additional $369,108 was invoiced to RESI for a separate project. No revenue was generated from either party during 2008.

The Company currently has related party trade receivables of $1,197,548 from RESI as of December 31,2008, from the Blue Star Contract~~.~~ and another $134,315 from another project. Note: RESI assumed the trade payable from Terrasolar upon assumption of the Blue Star contract in April 2007 and made several payments during 2007. While the Company’s liability is contractually limited to the delivery of equipment and not to turnkey manufacturing performance, there is practical risk of non-payment until the facility has successfully passed an acceptance test a RESI liability, and until payment is made in full by Blue Star. In fact the Company has decided to reserve the entire remaining amount of the receivable of $1,331,863 less $500,000.

The Company has since decided to focus its sales effort on Factory Sales.

The Company signed a cooperative Research and Development Contract, and a Marketing and Manufacturing Facility Turn On Function Contract with RESI on December 20, 2006 and January 30, 2007, respectively. Zoltan Kiss, the Company’s former Chairman of the Board, is Chairman and majority shareholder of RESI. Payments made to RESI under the Research and Development Contract were $120,000 and $360,000 for the years ended December 31, 2008 and 2007, respectively. No payments have been made to RESI under the Marketing and Manufacturing Facility Turn On Function Contract for the year ended December 31, 2008.

During 2008 the Company also entered into a Settlement Agreement with Zoltan Kiss, replacing both the Research and Development Contract and the Marketing Contract.

Related party revenues generated from RESI were $0 and $369,108 for the years ended December 31, 2008 and 2007, respectively. Related party revenues generated from Terra Solar were $0 and $2,751,836 for the years ended December 31, 2008 and 2007, respectively.

Related party cost of sales incurred from RESI were $0 and $99,329 for the years ended December 31, 2008 and 2007, respectively.

The Company has a dividend payment obligation due to the former shareholders valued at $143,778 and $156,522 as of December 31, 2008 and 2007, respectively.

We believe that all these transactions were entered into on terms as favorable as could have been obtained from unrelated third parties because, based upon its experience in the industry, we believe we would have had to pay independent third parties more for comparable assets or services.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, other than the above transactions, we have not had any transactions with any promoter.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors of and us.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Item 14.  Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected RBSM LLP our auditors for the year ended December 31, 2008.

Audit Fees

RBSM LLP billed us $ ___________ and $ ___________ in fees for audit services for the year ended December 31, 2008 and 2007, respectively.

Audit-Related Fees

We did not pay any fees to RBSM LLP for assurance and related services that are not reported under Audit Fees above during our fiscal year ending December 31, 2008. For the fiscal year ending December 31, 2007, we paid fees of $__________ to RBSM LLP for assurance and related services that are not reported under Audit Fees above.

Tax and All Other Fees

We did not pay any fees to RBSM LLP for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2008 and December 31, 2007.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our audit committee pre-approves all services to be provided by RBSM LLP and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2008, and for the year then ended, none of the hours expended by RBSM LLP’s engagement to audit those financial statements were attributed to work by persons other than RBSM LLP, and its full-time, permanent employees.

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules

1. Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

A.           Consolidated Balance Sheets as of December 31, 2008 and 2007.

B.           Consolidated Statements of Operations and Comprehensive Losses for the years ended of December 31, 2008 and 2007.

C.           Consolidated Statements of Stockholders’ Deficit for the years ended of December 31, 2008 and 2007.

D.           Consolidated Statements of Cash Flows as of December 31, 2008 and 2007.

2. Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to the Registration Statement filed on Form S-1 with the Securities and Exchange Commission on January 4, 2002).

3.2	Bylaws of the Company (incorporated by reference to the Registration Statement filed on Form S-1 with the Securities and Exchange Commission on January 4, 2002).

10.1
Securities Purchase Agreement dated June 14, 2006 by and among the Company and the June 2006 Investors (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006).

10.2
Registration Rights Agreement dated June 14, 2006 by and among the Company and the June 2006 Investors (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006).

10.3	Form of Senior Secured Convertible Note dated June 14, 2006 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006).

10.4	Form of Series A Common Stock Purchase Warrant dated June 14, 2006 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006).

10.5	Form of Series B Common Stock Purchase Warrant dated June 14, 2006 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006).

10.6	Form of Series C Common Stock Purchase Warrant dated June 14, 2006 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006).

10.7	Form of Series D Common Stock Purchase Warrant dated June 14, 2006 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006).

10.8
Security Agreement dated June 14, 2006 by and between the Company and Smithfield Fiduciary LLC as Collateral Agent (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006).

10.9
Guaranty dated as of June 14, 2006 by and between Kraft Rt. and Smithfield Fiduciary LLC as Collateral Agent (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006).

10.10
Pledge Agreement dated as of June 14, 2006 by and between the Company and Smithfield Fiduciary LLC as Collateral Agent (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006).

10.11
Account Receivables Lien Agreement entered by and between Kraft Rt. and the Investors dated June 12, 2006 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006).

10.12
Mortgage Agreement entered by and between Kraft Rt. and the Investors dated June 12, 2006 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006).

10.13
Security Agreement entered by and between Kraft Rt. and the Investors dated June 12, 2006 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006).

10.14
Securities Purchase Agreement dated September 22, 2005 by and among the Company and Iroquois Master Fund Ltd., Smithfield Fiduciary LLC and Lilac Ventures Master Fund (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2005).

10.15	Form of Senior Secured Convertible Note September 23, 2005 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2005).

10.16
Security Agreement dated September 22, 2005 by and among the Company and Iroquois Master Fund Ltd., Smithfield Fiduciary LLC and Lilac Ventures Master Fund (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2005).

10.17	Guaranty of Payment (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2005).

10.18	Form of Amended and Restated Note issued on due March 20, 2007 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2006).

10.19	Form of Warrant issued on March 16, 2006 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2006).

10.20	Securities Purchase Agreement dated March 16, 2006 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2006).

10.21
Amendment No. 1 to the Securities Purchase Agreement dated May 18, 2006 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2006).

10.22	Amendment No. 1 to the Senior Secured Convertible Note (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2006).

10.23
Amendment No. 1 to the Subscription Agreement for the purchase of shares of common stock (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2006).

10.24	Form of Subscription Agreement - Solar Thin Power Offering (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2007).

10.25	Form of Series E Warrant (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2007).

10.26
Securities Purchase Agreement dated March 16, 2006 by and between the Company, Kraft Rt., Zoltan Kiss and Dr. Laszlo Farkas (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2006).

10.27
Securities Purchase Agreement dated March 20, 2006 by and between the Company, Kraft Rt., Nagyezsda Kiss, Joseph Gregory Kiss, Maria Gabriella Kiss and Gyula Winkler (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2006).

10.28
Securities Purchase Agreement dated May 20, 2006 by and between the Company, Kraft Rt., Joel Spival and Jacqueline Spivak (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006).

10.29
Secured Promissory Note made by Kraft Rt. dated September 28, 2005 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2005).

10.30
Security Interest and Pledge Agreement entered by and between American United Global, Inc., Kraft Rt. and Zoltan Kiss (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2005).

10.31
Agreement of Settlement entered on September 27, 2005 by and among American United Global, Inc., North Sound Legacy International Ltd. and North Sound Legacy Institutional Fund LLC (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2005).

10.32
Supplemental Agreement entered on September 22, 2005 by and among Altitude Group, LLC, Birch Associates, Inc., and D.C. Capital LLC and American United Group, Inc. (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2005).

10.33
Amendment No. 1 to the Share Purchase Agreement dated December 29, 2005 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2005).

10.34	Letter Agreement by and between the Company and Kraft Rt. (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2005).

10.35
Cooperative R&D Contract Between Renewable Energy Solutions Inc. and Solar Thin Films Inc. dated December 19, 2006 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2006).

10.36	Secured Term Note dated February 11, 2008 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2008).

10.37
Exclusive Project Management Design and Marketing Agreement dated February 11, 2008 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2008).

10.38	Security Agreement dated February 11, 2008 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2008).

10.39
Stock Purchase Agreement dated as of August 12, 2008 by and among Solar Thin Films, Inc., Zoltan Kiss, Gregory Joseph Kiss, Maria Gabriella Kiss and Steven Gifis, as sellers’ agent (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2008).

10.40
Master Settlement Agreement dated as of August 12, 2008 by and among Solar Thin Films, Inc., Kraft Elektronikai Zrt, Zoltan Kiss, Amelio Solar, Inc. and Renewable Energy Solutions, Inc. (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2008).

10.41
Strategic Alliance and Cross License Agreement dated as of August 12, 2008 by and among Solar Thin Films, Inc., Kraft Elektronikai Zrt and Amelio Solar, Inc. (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2008).

10.42
Stock Exchange Agreement dated as of September 29, 2008 by and among Solar Thin Films, Inc., Kraft Electronikai Zrt, BudaSolar Technologies Co. Ltd., New Palace Investments Ltd., Istvan Krafcsik and Attila Horvath (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2008).

10.43
Cooperation Agreement dated as of September 29, 2008 by and among Solar Thin Films, Inc., Kraft Electronikai Zrt, BudaSolar Technologies Co. Ltd., Istvan Krafcsik and Attila Horvath (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2008).

10.44
Form of Shareholders Agreement by and among Kraft and the shareholders of Kraft listed on the signatures pages thereto (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2008).

10.45	Form of Employment Agreement between Kraft and Istvan Krafcsik (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2008).

10.46	Form of Employment Agreement between Kraft and Attila Horvath (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2008).

10.47
Stock Exchange Agreement dated as of October 30, 2008 by and among Solar Thin Films, Inc., Algatec Equity Partners, L.P., Rainer Ruschke, Ullrich Jank, Dr. Stefan Malik, Andre Freud, Anderkonto R. Richter, as Trustee and Algatec Solar AG (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2008).

10.48
Share Purchase Agreement dated as of October 30, 2008 by and among Algatec Equity Partners, L.P., Rainer Ruschke, Ullrich Jank, Dr. Stefan Malik, Andre Freud, Anderkonto R. Richter, as Trustee, and Algatec Solar AG (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2008).

10.49
Loan Agreement, dated as of October 30, 2008 by and between Algatec Equity Partners, L.P. and Algatec Solar AG (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2008).

10.50	Agreement of Limited Partnership of Algatec Equity Partners, L.P. (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2008).

10.51
Amendment to Master Settlement Agreement by and among Solar Thin Films, Inc., Kraft Elektronikai Zrt, Zoltan Kiss, Amelio Solar, Inc. and Renewable Energy Solutions, Inc. and Amendment to Stock Purchase Agreement by and among Solar Thin Films, Inc., Zoltan Kiss, Gregory Joseph Kiss and Maria Gabriella Kiss dated as of December 22, 2008 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).

10.52
Amended and Restated Stock Exchange Agreement dated as of April 2, 2009 by and among Solar Thin Films, Inc., Kraft Electronikai Zrt, BudaSolar Technologies Co. Ltd., New Palace Investments Ltd., Istvan Krafcsik and Attila Horvath (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2009).

10.53
Shareholders Agreement dated as of April 2, 2009 by and among Kraft Electronikai Zrt and the shareholders of Kraft Electronikai Zrt listed on the signatures pages thereto (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2009).

10.54
Employment Agreement by and between Kraft Electronikai Zrt and Istvan Krafcsik, effective as of April 15, 2009 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2009).

10.55
Employment Agreement by and between Kraft Electronikai Zrt and Attila Horvath, effective as of April 15, 2009 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2009).

10.56
Side Letter Bonus Agreement to the Share Exchange Agreement dated as of April 2, 2009 by and among Solar Thin Films, Inc., Kraft Electronikai Zrt, New Palace Investments Ltd., Istvan Krafcsik and Attila Horvath (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2009).

10.57
Inter-Company Services Agreement dated as of April 2, 2009 by and among Solar Thin Power, Inc., Kraft Electronikai Zrt and BudaSolar Limited (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2009).

10.58
Amendment to Employment Agreement dated as of April 7, 2009 by and between Solar Thin Films, Inc. and Peter Lewis (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2009).

14.1	Code of Ethics (incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2004).

21.1	List of Subsidiaries of the Company (incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 25, 2006).

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned on April 15, 2009, thereunto duly authorized.

SOLAR THIN FILMS, INC.

/s/ Robert M. Rubin
Robert M. Rubin
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Robert M. Rubin	Chief Executive Officer, Chief Financial Officer and	April 15, 2009
Robert M. Rubin	Chairman of the Board of Directors

/s/ Boris Goldstein	Director	April 15, 2009
Dr. Boris Goldstein

/s/ Gary Maitland	Director	April 15, 2009
Gary Maitland, Esq.