Form 10-K/A
period 2008-12-31
Solar Thin Films, Inc.
filed 2009-04-23
CIK 859792

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Solar Thin Films, Inc.  (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2009 (the “Original Form 10-K”), to correct certain typographical errors and to include certain information which was inadvertently omitted from the Original Form 10-K.

This Form 10-K/A includes new certifications as exhibits 31.1, 31.2, 32.1 and 32.2 by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the amended disclosures set forth below, the information in this Form 10-K/A has not been updated to reflect events that occurred after April 15, 2009, the filing date of our Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendments to those filings. The following sections have been amended, without limitation:

Part II - Item 9A(T.): Controls and Procedures.
Part III - Item 14.: Principal Accounting Fees and Services.

Except as set forth above, all other information in the Company’s Original Form 10-K remains unchanged. The Company has re-filed the entire Form 10-K in order to provide more convenient access to the corrected information in context.

SOLAR THIN FILMS, INC.

2008 FORM 10-K/A ANNUAL REPORT

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

Consummation of both the Buda Solar and Algatec acquisitions as well as all other expansion plans of the Company are subject to its ability to solve its significant working capital shortages; make payment or other arrangements for the resolution of approximately $2.9 million of indebtedness (approximately $1.75 million of which became in default in March 2009) and other accrued accounts payable, all of which are overdue.  In the event that the Company is unable to resolve these matters within the next 90 days, it may be unable to continue in business and/or may be required to seek protection from its creditors under the Federal Bankruptcy Act.

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

Customers

The current customers of Kraft are principally located in the US and most recently Europe, though equipment supplied to such customers has been shipped in some cases to Asia. Prospective customers of Kraft and Buda Solar are located in the US, Europe and Asia. In 2008, our Kraft subsidiary had one key customer, which accounted for approximately 96% of total revenue, though Kraft began shipping to a second significant customer in the fourth quarter of 2008.

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

Algatec - Potential manufacture of crystalline silicon solar modules

The following sets forth a discussion of the business of Algatec, assuming the transactions contemplated by the acquisition will be consummated.  See “Terms of the Algatec Acquisition and Related Party Financing” below.

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

In addition to its equity investment, the Partnership has agreed under the terms of a loan agreement entered into at the same time as the Algatec Share Purchase Agreement, to lend to Algatec on or about November 30, 2008 (the “Second Closing”), an additional $2,600,000 or approximately €2,000,000.  The proceeds of the loan was to be used to assist Algatec in paying the balance of the purchase price for all of the assets and equity of the Trend Capital limited partnership.  Upon funding of the loan, the Partnership would purchase for €9,250 an additional 9,250 shares, representing 21.5% of the outstanding share capital of Algatec, thereby increasing its ownership to an aggregate of 49% of the outstanding share capital of Algatec.  The loan, together with interest at the rate of 6% per annum, is repayable on the earlier of December 31, 2012 or the completion of one or more financings providing Algatec with up to $50.0 million of proceeds for expansion (the “Algatec Financing”).  Upon the Partnership funding the entire €2,000,000 loan at the Second Closing, the Management Group would own the remaining 51% of the share capital of Algatec.  If the Partnership funds less than the full €2,000,000 loan, the additional 21.5% equity to be issued to the Partnership at the Second Closing was to have been appropriately pro-rated.  On December 29, 2008, the Partnership consummated the Second Closing with Algatec and funded a loan of €2,000,000 ($2.6 million) as a result of which the Partnership’s total equity ownership in Algatec was fixed at 49% of the total number of outstanding Algatec shares.

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

As a result of the foregoing transactions, as of April 15, 2009, Solar Thin Films owns an aggregate of 33,900,000 shares of Solar Thin Power common stock, and stockholders of Solar Thin Power, other than Solar Thin Films, currently own an aggregate of 25,570,000 shares of the 59,470,000 outstanding shares of Solar Thin Power common stock, and Strategic Growth International holds warrants to purchase an additional 2,000,000 shares of Solar Thin Power.  Peter C. Lewis, Group Vice President and General Manager of the Thin Film Group and former Chief Executive Officer and President of Solar Thin Films owns 3,000,000 shares of Solar Thin Power and The Rubin Family Stock Trust owns 3,000,000 shares of Solar Thin Power.

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

Our consolidated financial statements as of December 31, 2008 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm issued a report that was included in this annual report which included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have a significant working capital shortage; are currently in default in payment of approximately $1.75 million of indebtedness which became due in March 2009, and may face litigation or even bankruptcy if we are unable to meet our obligations.

As at December 31, 2008, the Company’s consolidated current liabilities exceeded its consolidated current assets by $7,261,614.   The Company is currently in default in the payment of notes aggregating $1.75 million which became due in March 2009, and outstanding accounts payable of approximately $4.0 million are also past due, unless the Company is able to obtain additional capital or other financing within the next 60 to 90 days, or sooner, its creditors may sue to collect on their notes and accounts, which action may accelerate the due date of the Company’s other indebtedness aggregating approximately $1.2 million that is not currently in default.  In such event, the Company may be required to seek protection from its creditors under the Federal Bankruptcy Act.  Although the Company is actively pursuing such financing, there is no assurance that it will be obtained on commercially reasonable terms, if at all.  Even if such financing is obtainable, it may be expected that the terms thereof will significantly dilute the equity interests of existing stockholders of the Company.

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

The Company has reported a net loss from operations of $6,974,675 for the year ended December 31, 2008 and a net loss from operations of $3,824,645 for the year ended December 31, 2007.

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

For the year ended December 31, 2008, Kraft derived approximately 96% of its total revenues from one key customer. A loss of this relationship, for any reason could cause the Company to experience difficulties in obtaining revenue and implementing its business strategy. There can be no assurance that the Company could establish other relationships of adequate revenue in a timely manner or at all. In the event that STF is not able to significantly increase the number of customers or vendors that purchase its products its financial condition and results of operations will be materially and adversely affected.

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

Algatec derived approximately 60% of its 2008 revenues from its OEM contract with Q-Cells and anticipates that a significant portion of its projected 2009 revenues will be derived under such contract that currently expires on December 31, 2009.  Although Algatec has received an agreement in principle with Q-Cells to extend such agreement through 2010 and anticipate signed such extension in January 2009, even if extended, the Q-Cells contract will then expire on December 31, 2010.  Although Algatec believes that Q-Cells will negotiate a contract extension beyond 2010 with revised pricing and other terms prior to such anticipated December 31, 2010 expiration date, there can be no assurance Q-cells will renew such contract beyond 2010 or, even if renewed, that such renewed contract will be on financially attractive terms.  Even if renewed for 2011 and beyond, a reduction in the annual sales revenues or profit margins under such OEM contract would have a material adverse effect on our business, results of operations and cash flow.  A termination of such OEM contract in the near term would have a material adverse effect to our business, results of operations, cash flow and ability to make principal installment payments under the notes.

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

There is no assurance that Algatec will receive the investment premium under the 2007 Investment Premium Act or the subsidies under the regional aid scheme applied for and/or that we will not have to pay back the respective subsidies.

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

Some of the Algatec senior executives, especially Rainer Ruschke and Ullrich Jank, are important to its success because they have been instrumental in developing with Komax its module stringing equipment and other technical capabilities, operating its business, identifying, and recruiting and training key personnel, identifying opportunities. Losing the services of any of these individuals could adversely affect Algatec's business until a suitable replacement could be found. We believe that they could not quickly be replaced with executives of equal experience and capabilities.  There is a continuing demand for qualified technical personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel.  Competition for personnel in our industry is intense, and there is a limited number of persons with knowledge of, and experience in, the crystalline module production business. Although Algatec currently experience relatively low rates of turnover for technical personnel, the rate of turnover may increase in the future. During surge production periods, Algatec relies on a substantial number of temporary employees. An inability to attract or maintain a sufficient number of technical or temporary personnel could have a material adverse effect on its contract performance or on its ability to capitalize on market opportunities.

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

As of April 13, 2009, we had 58,136,113 shares of common stock issued and outstanding.  In addition, at such date there are an additional 21,388,959 shares issuable under outstanding options and warrants.  Assuming all shares of our common stock that are issuable under outstanding options, warrants are issued, a total of 79,525,072 shares would be issued and outstanding and our current stockholders’ equity in such common stock will be reduced to 73.1%, or a dilution of 26.9%.  In addition, inasmuch as the per  share price for the Company’s common stock has dropped significantly from a high of $1.14 in the quarter ended June 30, 2008 to $0.18 per share as at March 31, 2009, any additional common stock, convertible securities or warrants we may issue to raise much needed capital will further significantly dilute the equity ownership of our current stockholders.

The proposed acquisition of Algatec will result in a further immediate and substantial dilution of the equity of our current stockholders.

Under the terms of our proposed share exchange agreement, the current stockholders of Algatec (which includes The Rubin Family Stock Trust formed by our Chairman, CEO and CFO, Robert M. Rubin) will receive, in exchange for 100% of the share capital of Algatec, 60% of the “Fully-Diluted Common Stock” of the Company.  Based on such definition (excluding adjustments that may result from shares or share equivalents that we may issue to provide financing for our company unrelated to the Algatec acquisition), the Algatec shareholders would receive (based on our current capitalization) approximately 150,000,000 additional shares of our common stock) or 60% of the approximately 250,000,000 million shares to be outstanding after such acquisition.  This transaction will therefore further reduce the equity of the 58,136,113 shares owned by our current common stockholders.

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

Consummation of both the Buda Solar and Algatec acquisitions as well as all other expansion plans of the Company are subject to its ability to solve its significant working capital shortages; make payment or other arrangements for the resolution of approximately $2.9 million of indebtedness (approximately $1.75 million of which became in default in March 2009) and other accrued accounts payable, all of which are overdue.  In the event that the Company is unable to resolve these matters within the next 90 days, it may be unable to continue in business and/or may be required to seek protection from its creditors under the Federal Bankruptcy Act.

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

In addition to its equity investment, the Partnership has agreed under the terms of a loan agreement entered into at the same time as the Algatec Share Purchase Agreement, to lend to Algatec on or about November 30, 2008 (the “Second Closing”), an additional $2,600,000 or approximately €2,000,000.  The proceeds of the loan was to be used to assist Algatec in paying the balance of the purchase price for all of the assets and equity of the Trend Capital limited partnership.  Upon funding of the loan, the Partnership would purchase for €9,250 an additional 9,250 shares, representing 21.5% of the outstanding share capital of Algatec, thereby increasing its ownership to an aggregate of 49% of the outstanding share capital of Algatec.  The loan, together with interest at the rate of 6% per annum, is repayable on the earlier of December 31, 2012 or the completion of a financing providing Algatec with up to $50.0 million of proceeds for expansion (the “Algatec Financing”).  Upon the Partnership funding the entire €2,000,000 loan at the Second Closing, the Management Group would own the remaining 51% of the share capital of Algatec.  If the Partnership funds less than the full €2,000,000 loan, the additional 21.5% equity to be issued to the Partnership at the Second Closing was to have been appropriately pro-rated.  On December 29, 2008, the Partnership consummated the Second Closing with Algatec and funded a loan of €2,000,000 ($2.6 million) as a result of which the Partnership’s total equity ownership in Algatec was fixed at 49% of the total number of outstanding Algatec shares.

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

As of December 31, 2008, an aggregate of 67,570,000 shares of Solar Thin Power were issued and outstanding, of which Solar Thin Film owned 44,000,000 or 65.12% the outstanding shares of Solar Thin Power common stock.  In April 2009, Solar Thin Films agreed to transfer 2,000,000 of its Solar Thin Power shares to Strategic Growth International Inc. in lieu of cash compensation payable under a one year investor relations agreement expiring March 31, 2010.  In addition, Solar Thin Power agreed to issue three year warrants to purchase an additional 2,000,000 shares of Solar Thin Power to Strategic Growth International at an exercise price of $0.20 per share.

As a result of the foregoing transactions, as of April 15, 2009, Solar Thin Films owns an aggregate of 33,900,000 shares of Solar Thin Power common stock, and stockholders of Solar Thin Power, other than Solar Thin Films, currently own an aggregate of 25,570,000 shares of the 59,470,000 outstanding shares of Solar Thin Power common stock, and Strategic Growth International holds warrants to purchase an additional 2,000,000 shares of Solar Thin Power.  Peter C. Lewis, Group Vice President and General Manager of the Thin Film Group and former Chief Executive Officer and President of Solar Thin Films owns 3,000,000 shares of Solar Thin Power and The Rubin Family Stock Trust owns 3,000,000 shares of Solar Thin Power.

Critical Accounting Policies

The Company's discussion and analysis of its consolidated financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company's consolidated operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

•	Revenue Recognition;

•	Cost of Sales;

•	General, Selling and Administrative Expenses;

•	Allowance for doubtful accounts;

•	Research and development;

•	Warrant liability;

•	Product warranty reserve;

•	Stock Based Compensation;

•	Use of Estimates; and

•	Acquisition - Kraft.

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

For Complete Factory sales, which include sale of equipment, installation and commissioning, the Company recognizes revenues from the product portion (pieces of equipment) on shipment and services portion (installation and commissioning process) upon completion of the installation and commissioning process.  The commissioning includes a range of consulting services necessary to successfully complete a performance test, such as training of management, engineering and production personnel, debugging and resolving problems, initial oversight or support for vendor relations and purchasing, documentation and transfer of process knowledge and potential co-management of the production line during performance testing or completion of the training process.  The Company has started its shipment of the factory sales, product portion (pieces of equipment) in December 2008, and the service portion (installation and commissioning) is expected to be completed during the fiscal year 2009.

The Company has accounted for its Equipment Sales and Factory Sales arrangements as separate units of accounting as a) the shipped equipment (both Equipment Sales and Factory Sales) has value to the customer on a standalone basis, b) there is an objective and reliable evidence of the fair value of the service portion of the revenue (installation and commissioning) as such approximate the fair value that a third party would charge the Company’s customer for the installation and commissioning fees if the customer so desire not to use the Company’s services, or the customer could complete the process using the information in the owner’s manual, although it would probably take significantly longer than it would take the Company’s technicians and or a third party to perform the installation and commissioning process, and c) there is no right of return for the shipped equipment and all equipments are inspected and approved by the customer before shipment.

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

Product Warranty Reserves

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

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. In November 2007, the Company signed the modification of lease agreement resulted a charge of $20,800 per months from January 1, 2008 for three years period of time through December 31, 2010. The minimum future cash flow for the leases at December 31, 2008 is as follows:

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

For the year ended December 31, 2008, revenues decreased by 40.5% or $2,342,799 as compared to the similar period in 2007.  The 40.5% decreased revenue for the year ended December 31, 2008 as compared to prior year is primarily due to completion of a large related party equipment sale amounted to $2,751,836 in 2007.  The Company did not derive any additional revenue from this related party contract during the year ended December 31, 2008.  In 2007, 100% of revenue was derived from Equipment Sales.

During 2008, the Company primarily delivered equipment to EPV Solar, a third party customer, first commencing in 2007, for facilities in Germany and New Jersey with a combined capacity of 50MW. While the total production capacity of facilities for which the Company produced equipment in 2008 increased as compared to over the year of 2007, the Company only produced a sub-set of the total equipment set and this was a significant factor in the overall decline in revenue. Equipment Sales totaled $3,289,517 or approximately 96% of revenue.

During 2007 and 2008, the Company also began to shift its marketing focus from Equipment Sales to Factory Sales (delivered on a “turnkey” basis, which by definition include a full set of equipment plus installation and training services or commissioning process). The Company signed its first deal in June of 2008, for which it completed its first minor equipment portion of the Factory Sales delivery in December of 2008 valued at $147,262. The Company began shipping the balance of the equipment in March of 2009 and expects to deliver substantially all of the equipment for this 7.9 million euro order during fiscal year 2009. During 2009, the Company expects that majority of its revenue will come from Factory sales rather than Equipment sales, and does not expect to derive any substantial revenue from related parties. Commencing in 2008, the Company has decided to further break out its revenue into Equipment Sales and Factory Sales and to continue to do so in the future in both annual and quarterly filings.

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

Cost of sales

The following table summarizes our cost of sales for the year ended December 31, 2008 and 2007:

Year ended December 31,	2008	2007
Total cost of sales	$2,356,255	$4,779,962

Our cost of revenue for the year ended December 31, 2008 were $2,356,255 or 68.6% of our sales as compared to $4,779,962, or 82.7% of our sales for the year ended December 31, 2007. Our decrease in cost of revenue of $2,423,707 from 2007 to 2008 were comprised of (i) a decrease of sales of 40.54% effecting our cost of sales by $1,937,797, (ii) higher overall margins primarily due to improved cost controls, (iii) selling directly to the customers in 2008 as compared to through a third party in 2007, and (iv) a stronger US Dollar effecting cost of sales positively by $162,386.

Our cost of revenue predominantly consists of the cost of labor, raw materials and absorbed indirect manufacturing cost.

Selling, General and Administration Expenses

The following table summarizes our selling, general and administration expense for the year ended December 31, 2008 and 2007:

Year ended December 31,	2008	2007
Total selling, general and administration expense	$7,745,174	$4,243,401

For the year ended December 31, 2008, selling, general and administrative expenses were $7,745,174 as compared to $4,243,401 in 2007. The increase in selling, general and administrative expenses of $3,501,773 is attributable to the additional staff, consultants, legal and audit related, an increase in  stock based compensation issued in 2008 of $1,085,016 as compared with $356,618 in 2007, reserves for doubtful accounts increases of $1,605,797 over 2007 and accrual for estimated acquisition/transaction costs of $500,000 incurred during 2008.

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

Depreciation and amortization has decreased by $30,835 in the year ended December 31, 2008 compared to the same period in 2007. The decrease is mainly due to the aging of the equipment purchased in previous years.

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

Liquidity and Capital Resources

During the year ended December 31, 2008 Solar Thin Power, Inc., a majority owned subsidiary of the Company, acquired a 15% interest in CG Solar, formerly WeiHai Blue Star Terra Photovoltaic Co., Ltd, a Sino-Foreign Joint Venture Company organized under the laws of the People’s Republic of China for $1,500,000. The investment of $1,500,000 is carried at cost under the cost method of accounting for investment.

As of December 31, 2008, our cash and cash equivalents were $619,257, a decrease of $3,538,219 from December 31, 2007. As described below, the decrease in cash and cash equivalents was principally from (i) $2,590,106 operating activities, (ii) $1,500,000 investment in 15% ownership of CG Solar and $44,181 of acquisition of property and equipment, net with (iii) proceeds from sale of majority owned common stock of $150,000 and borrowing on a short term basis of $500,000.

As of December 31, 2008, we had working capital deficit of $7,261,614. We generated a deficit in cash flow from operations of $2,590,106 for the year ended December 31, 2008. This deficit is primary attributable to our net loss of $8,474,010, net with depreciation and amortization, amortization of debt discount, deferred compensation and deferred financing costs of $1,402,980 as well as $1,255,236 fair value of vested options, common stock and warrants issued, minority interests of $(67,904), $1,605,797 of allowance for doubtful account, $260,746 loss on settlement of real estate deposits, and the changes in the balances of assets and liabilities. Assets increased $1,904,581, net with an increase in liabilities of $3,331,630.

Cash flow used by investing activities for the year ended December 31, 2008 was $1,544,181, due to the acquisition of 15% interest in CG Solar of $1,500,000 and the purchase of property and equipment of $44,181.

We met our cash requirements during the year ended December 31, 2008 through borrowing $500,000 on a short term basis note payable. The note is non interest bearing and is due on March 4, 2009. In addition, as a consolidated group, we received net proceeds from the sale of common stock of our subsidiary, Solar Thin Power, Inc. of $150,000.

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

As at December 31, 2008, the Company’s consolidated current liabilities exceeded its consolidated current assets by $7,261,614.   The Company is currently in default in the payment of certain notes payable aggregating $1.75 million which became due in March 2009, and outstanding accounts payable of approximately $4.0 million are also past due.  Unless the Company is able to obtain additional capital or other financing within the next 60 to 90 days, or sooner, its creditors may sue to collect on their notes and accounts, which action may accelerate the due date of the Company’s other indebtedness aggregating approximately $1.2 million that is not currently in default.  In such event, the Company may be required to seek protection from its creditors under the Federal Bankruptcy Act.  Although the Company is actively pursuing such financing, there is no assurance that it will be obtained on commercially reasonable terms, if at all.  Even if such financing is obtainable, it may be expected that the terms thereof will significantly dilute the equity interests of existing stockholders of the Company.

Our registered independent certified public accountants have stated in their report dated April 15, 2009 that we have incurred operating losses in the last two years,  that we have suffered recurring losses from operations and that we are dependent upon management’s ability to develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 141R in 2009 to have a material effect on its consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB ratified the consensus in Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company does not expect the adoption of EITF 07-1 in 2009 to have a material effect on its consolidated financial position, results of operations or cash flows.

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

In March 2008, the FASB” issued SFAS No. 161, “ Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”) .   SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   The Company is required to adopt FSP 142-3 on January 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not expect the adoption of FSP No. FAS 142-3 to have a material effect on its consolidated financial position, results of operations or cash flows.

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

Item 8.   Financial Statements and Supplementary Data.

SOLAR THIN FILMS, INC.

Index to Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at December 31, 2008 and 2007	F-2
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2008 and 2007	F-3
Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2008 and 2007	F-4 to F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	F-6
Notes to Consolidated Financial Statements	F-7 to F-34

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

The accompanying notes are an integral part of these consolidated financial statements

SOLAR THIN FILMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

REVENUE:
Equipment sales	$3,289,517	$5,779,578
Factory Sales	147,262	-
Total revenue	3,436,779	5,779,578

Cost of sales (exclusive of depreciation and amortization shown separately below)	2,356,255	4,779,962
Gross profit	1,080,524	999,616

OPERATING EXPENSES:
General, selling and administrative expenses	7,745,174	4,243,401
Research and development	120,000	360,000
Depreciation and amortization expense	190,025	220,860
Total operating expenses	8,055,199	4,824,261

NET LOSS FROM OPERATIONS	(6,974,675)	(3,824,645)

Other income/(expense):
Loss on settlement of real estate deposits	(260,746)	-
Foreign currency transaction loss	(56,061)	(105,503)
Interest expense, net	(1,178,465)	(4,527,940)
Debt acquisition costs	(74,204)	(395,837)
Other income	2,237	89,041

Net loss before provision for income taxes and minority interest	(8,541,914)	(8,764,884)

Provision for income taxes	-	-

Net loss before minority interest	(8,541,914)	(8,764,884)

Minority interest (Note 13)	67,904	17,089

NET LOSS	$(8,474,010)	$(8,747,795)

Foreign currency translation gain	225,626	171,382

Comprehensive Loss	$(8,248,384)	$(8,576,413)

Net Loss per common share (basic and diluted)	$(0.14)	$(0.21)

Weighted average shares outstanding (basic and diluted)	57,664,948	42,452,053

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
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (continued)
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

The accompanying notes are an integral part of these consolidated financial statements

SOLAR THIN FILMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,474,010)	$(8,747,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	190,025	220,860
Allowance for doubt accounts	1,605,797	-
Minority interest	(67,904)	(17,089)
Amortization of deferred financing costs	74,204	395,837
Amortization of debt discounts	1,085,251	4,431,697
Amortization of deferred compensation costs	53,500	7,250
Fair value of vested options issued to officer and director	1,085,016	356,618
Fair value of warrants issued in conjunction with settlement of debenture	-	61,767
Common stock of majority owned subsidiary issued for services rendered	170,220	-
Loss on settlement of real estate deposits	260,746	-
Common stock issued in exchange for services rendered	-	242,000
Loss on disposal of fixed assets	-	11,184
Change in operating assets and liabilities:
Accounts receivable	(512,164)	(124,557)
Accounts receivable, related party	113,628	(576,733)
Inventory	(33,836)	1,319,524
Prepaid expenses	-	655,717
Advances and other current assets	(1,106,030)	(129,922)
Other assets	(366,179)	2,342
Accounts payable and accrued liabilities	1,144,115	526,257
Advances received from customers	2,154,063	(309,512)
Other current liabilities	33,452	-
Net cash used in operating activities	(2,590,106)	(1,674,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(1,500,000)	-
Acquisition of property, plant and equipment	(44,181)	(197,757)
Net cash used in investing activities	(1,544,181)	(197,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock by majority owned subsidiary	150,000	3,348,395
Proceeds from notes payable	500,000	-
Repayment of notes payable, related party	-	(157,472)
Net cash provided by financing activities	650,000	3,190,923

Effect of currency rate change on cash	(53,932)	171,382

Net (decrease) increase in cash and cash equivalents	(3,538,219)	1,489,993
Cash and cash equivalents at beginning of period	4,157,476	2,667,483
Cash and cash equivalents at end of period	$619,257	$4,157,476

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,572	$4,933
Cash paid during the period for taxes	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$-	$242,000
Options issued for services rendered	$1,085,016	$356,618

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

Effective with the Agreement, 95.5% of previously outstanding shares of its common stock owned by the Kraft’s shareholders were exchanged for an aggregate of 95,500 shares of the Company’s newly issued Series B-4 Preferred Stock (the “Series B-4 Preferred”). The Series B-4 Preferred are each automatically convertible into 350 shares of common stock or an aggregate of 33,425,000 shares of the Company’s common stock. The conversion is subject to the Company increasing its authorized shares of common stock. Under the Agreement, prior to such conversion, each Series B-4 Preferred share will have the voting rights equal to 350 shares of common stock and vote together with the shares of common stock on all matters. As described in Note 11, all issued and outstanding Series B-4 Preferred stock was converted to common stock during the year ended December 31, 2007.

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

Change in Accounting Principle for Registration Payment Arrangements.

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies , which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable. Subsequent to the adoption of FSP EITF 00-19-2, any changes in the carrying amount of the contingent liability will result in a gain or loss that will be recognized in the consolidated statement of operations in the period the changes occur. The guidance in FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for the consolidated financial statements issued for the year beginning January 1, 2007, and interim periods within that year.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On January 1, 2007, the Company adopted the provisions of FSP EITF 00-19-2 to account for the registration payment arrangement associated with our June 2006 financing (see Note 10). On February 13, 2007 the Company became effective with their SB-2 and as such management determined that it was not probable that we would have any additional payment obligations under the June 2006 Registration Payment Arrangement; therefore, additional accrual for contingent obligation is not required under the provisions of FSP EITF 00-19-2. Accordingly, the warrant liability account was eliminated and the comparative consolidated financial statements have been adjusted to apply the new method. The following financial statement line items for the year ended December 31, 2007 by the change in accounting principle are as follow:

Consolidated Statements of Operations

	As Computed	As Reported
	under	under FSP	Effect of
	EITF 00-19	EITF 00-19-2	Change
Year ended December 31, 2007
Loss from operations	$(3,824,645)	$(3,824,645)	$—
Other income (loss)	(4,940,239)	(4,940,239)	—
Loss on fair value of warrants	(3,972,600)	—	3,972,600
Net loss	(12,720,395)	(8,747,795)	3,972,600
Net loss per share	$(0.30)	$(0.21)	$0.09

Consolidated Balance Sheet

	As Computed	As Reported
	under	under FSP	Effect of
	EITF 00-19	EITF 00-19-2	Change
December 31, 2007
Warrant liability	$5,438,100	$—	$(5,438,100)
Total liabilities	11,941,167	6,503,067	(5,438,100)
Additional paid-in capital	12,035,842	22,857,742	10,821,900
Deficit	(14,719,154)	(24,075,554)	(9,356,400)
Total stockholders’ deficit	$(5,801,731)	$(363,631)	$5,438,100

Consolidated Statements of Cash Flows

	As Computed	As Reported
	under	under FSP	Effect of
	EITF 00-19	EITF 00-19-2	Change
Six Year ended December 31, 2007
Net loss	$(12,720,395)	$(8,747,795)	$3,972,600
Loss on value of warrant liability	$3,972,600	$—	$(3,972,600)

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts and notes receivable was $1,777,930 and $0 for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, the Company determined accounts receivable, related party of $831,863 (Note 12), trade receivables of $696,067 and a note receivable of $250,000 (Note 4) were impaired and accordingly recorded an allowance for doubtful accounts.

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

For Complete Factory sales, which include sale of equipment, installation, and commissioning, the Company recognizes revenues from the product portion (pieces of equipment) on shipment and services portion (installation and commissioning process) upon completion of the installation and commissioning process.  The commissioning includes a range of consulting services necessary to successfully complete a performance test, such as training of management, engineering and production personnel, debugging and resolving problems, initial oversight or support for vendor relations and purchasing, documentation and transfer of process knowledge and potential co-management of the production line during performance testing or completion of the training process.

The Company has accounted for its Equipment Sales and Factory Sales arrangements as separate units of accounting as a) the shipped equipment (both Equipment Sales and Factory Sales) has value to the customer on a standalone basis, b) there is an objective and reliable evidence of the fair value of the service portion of the revenue (installation and commissioning) as such approximate the fair value that a third party would charge the Company’s customer for the installation and commissioning fees if the customer so desire not to use the Company’s services, or the customer could complete the process using the information in the owner’s manual, although it would probably take significantly longer than it would take the Company’s technicians and or a third party to perform the installation and commissioning process, and c) there is no right of return for the shipped equipment and all equipments are inspected and approved by the customer before shipment.

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

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current year’s presentation. These reclassifications had no effect on reported income or losses.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Effective January 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s consolidated financial position, results of operations or cash flows (see Note 18).

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

NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $8,474,010 and $8,747,795 for the years ended December 31, 2008 and 2007, respectively. Additionally, the Company has negative working capital of $7,261,614 and an accumulated deficit of $32,549,564 as of December 31, 2008. The Company is currently in default in the payment of certain notes payable.  These factors among others raised substantial doubt about the Company’s ability to continue as a going concern.

The Company has undertaken further steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  However, there can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing.

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

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.  In the event that the Company is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of December 31, 2008 and 2007 consist of the following.

	2008	2007
Work in Progress	$103,919	$103,416
Raw Materials	103,122	88,299
	$207,041	$191,715

NOTE 4 - NOTE RECEIVABLE

Note receivable consists of the following:

	2008	2007
Note receivable, 7% per annum, secured and due June 10, 2009	$250,000	$—
Less: allowance for doubtful accounts	(250,000)	-
Net	$-	$-

The Company’s note receivable along with accrued interest is due on June 10, 2009 and can be prepaid at any time without penalty or premium. The note is secured by the Company’s common stock held by certain shareholders. At December 31, 2008, management determined the collectibility may be impaired and accordingly recorded an allowance for doubtful accounts with a current period charge to the Company’s operations.

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

As described on Note 20 below, the Company entered into a stock exchange agreement.  As such, the Company recorded estimated legal and other related costs of $500,000 as a current period expense included in other accrued expenses above for service rendered during the year ended December 31, 2008.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 8 - NOTES PAYABLE OTHER

A summary of notes payable other at December 31, 2008 and 2007 consists of the following:

	2008	2007
Demand note payable: interest payable at 8.0% per annum (default rate of 10% per annum); unsecured	$1,500,000	$1,500,000
	$1,500,000	$1,500,000

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

NOTE 10- PRIVATE PLACEMENT OF CONVERTIBLE NOTES AND NOTE PAYABLE

A summary of convertible notes payable at December 31, 2008 and 2007 are as follows:

	2008	2007
Convertible notes payable (“March 2006”) non-interest bearing; secured and due March 2009	1,250,000	1,250,000
Debt Discount, net of accumulated amortization of $1,165,525 and $793,363, respectively	(84,475)	(456,637)
Net	1,165,525	793,363
Convertible notes payable (“June 2006”), non- interest bearing; secured and due June 2009; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a rate of $1.00 per share	1,173,000	1,971,000
Debt Discount, net of accumulated amortization of $895,472 and $980,383, respectively	(277,528)	(990,617)
Net	895,472	980,383

Note payable, non interest bearing, due March 4, 2009	500,000	-

Total	2,560,997	1,773,746
Less Current Maturities	(2,560,997)	( -)
Convertible notes payable – long-term portion	$-	$1,773,746

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

June 2006 Financing

In connection with the merger and corporate restructure on June 14, 2006 (see Note 1), the Company entered into a financing arrangement with several investors (the “June 2006 Investors”) pursuant to which it sold various securities in consideration of an aggregate purchase price of $6,000,000 consisting of the following securities:

•	$ 6,000,000 in senior secured convertible notes (“June 2006 Notes”);

•	3,000,000 shares of the Company’s common stock;

•	Series A Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $2.00 per share for a period of three years (“Series A Warrants”);

•	Series B Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $2.20 per share for a period of four years (“Series B Warrants”);

•	Series C Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $3.00 per share for a period of three years (“Series C Warrants”); and

•	Series D Common Stock Purchase Warrants to purchase 3,000,000 shares of common stock at $3.30 per share for a period of four years (“Series D Warrants”).

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

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 11- CAPITAL STOCK (continued)

Common Stock

On February 9, 2007, the Company effected a one-for-one sixth (1 to 1.6) reverse stock split of it authorized and outstanding shares of common stock, $0.01 par value. All references in the consolidated financial statements and the notes to consolidated financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split. The Company has restated from 26,031,355 to 16,269,597 shares of common stock issued and outstanding as of December 31, 2006 to reflect the reverse split.

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

 SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 12- RELATED PARTY NOTES PAYABLE AND TRANSACTIONS

All of the sales during 2007 and a significant majority of sales during 2008 have been Equipment Sales rather than Factory Sales. In some cases the equipment was supplied directly to an end user, as in the case of EPV Solar; in other cases the equipment was supplied to a general contractor who subsequently delivered a complete factory, as in the case of equipment supplied in collaboration with RESI and Terrasolar on behalf of CG Solar (previously Blue Star Terra Corporation). During late 2007, the main strategic partner for the Company on such sales had been Renewable Energy Solutions, Inc. (“RESI”). Prior to RESI assuming the role of general contractor on the CG Solar project the primary partner was Terra Solar Global, Inc. (“Terra Solar”).

Terra Solar, Inc. (“TSI”) owns approximately 49% of the outstanding securities of Terra Solar. Zoltan Kiss, a shareholder and former director of the Company, was also a shareholder of TSI. Zoltan Kiss, a shareholder and former director of the Company, is also the Chairman and majority owner of RESI. Mr. Kiss resigned as Chairman and a Director of the Company effective December 20, 2007.

During 2007, the Company supplied equipment for the Blue Star Terra Corporation factory in China  in collaboration with both Terrasolar and RESI . The Blue Star contract was originally held by Terra Solar and in April 2007 RESI assumed rights and obligations under the contract from Terra Solar. Revenues under the contract were $2,751,836 for the year ended December 31, 2007,  which were invoiced to Terra Solar and later assumed by RESI.

An additional $369,108 was invoiced to RESI for a separate project. No revenue was generated from either party during 2008.

The Company currently has related party trade receivables of $1,197,548 from RESI as of December 31, 2008 and from the Blue Star Contract of $134,315 from another project. RESI assumed the trade payable from Terrasolar upon assumption of the Blue Star contract in April 2007 and made several payments during 2007. The Company has decided to reserve $831,863 out of the total balance of $1,331,863 related party trade receivable based on management’s evaluation of the related party’s current financial condition as of December 31, 2008 and through the filing date of this report.

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

During 2008, the Company also entered into a Settlement Agreement with Zoltan Kiss, replacing both the Research and Development Contract and the Marketing Contract.

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

The following table summarizes the changes in Minority Interest from inception to December 31, 2008:

Minority interest at inception of Solar Thin Power	$1,016,585
Period loss applicable to minority interest for 2007	(17,089)
Balance as of December 31, 2007	999,496
Period loss applicable to minority interest for 2008	(67,904)
Dilution of ownership interest from 70.15% ownership to 65.12% through issuance of Solar Power’s common stock by the Company for services rendered	214,996
Balance as of December 31, 2008	$1,146,588

Put Liability

Additionally, in conjunction with the sale of the common stock of Solar Thin Power, Inc. at December 19, 2007; the Company agreed to complete a Registration Statement with the Securities Exchange Commission and use its best efforts to have the Registration Statement declared effective within eighteen months (“Effective Date”) of closing (June 10, 2009).  In the event that Solar Thin Power, Inc. is not a public reporting company by the Effective Date, the Company has agreed to re-acquire, at the option of the shareholders, half of the common stock issued or 3,535,000 shares at the aggregate purchase price ($0.50 per share for a total of $1,767,500) (“Put Option”).  The Company follows the SFAS No. 5, “Accounting for Contingencies” in accounting for this put liability as of December 31, 2008, which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable.  At December 31, 2008, the Company determined that the put obligation is not probable that the event will occur based on management’s assessment.

NOTE 14- ECONOMIC DEPENDENCY

During the year ended December 31, 2008, $3,289,517 or 96% of total revenues were derived from one customer; for the year ended December 31, 2007, $5,779,578 or 100% were derived from three customers.

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

In conjunction with the sale of the Company’s majority owned subsidiary, Solar Thin Power, Inc., the Company issued 300,000 and 3,385,000 warrants during the year ended December 31, 2008 and 2007, respectively to purchase the Company’s common stock at $3.30 per share exercisable until five years from the date of issuance. (see Note 13 above)

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 15 – STOCK OPTIONS AND WARRANTS

Stock options

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

During the year ended December 31, 2008, the Company granted an aggregate of 1,730,000 stock options (net of cancellations, see stock option table per above) to officers, employees and consultants with an exercise prices from $0.42 to $0.80 per share expiring five to ten years from issuance with cliff vesting or graded vesting over eighteen to thirty six months. Compensation cost is recognized over the requisite service period in a manner consistent with the option vesting provisions.  Compensation expense in the amount of $475,100 was charged to operating results in connection with these options grants for the year ended December 31, 2008.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 15 – STOCK OPTIONS AND WARRANTS

Stock options (continued)

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s consolidated financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the years ended December 31, 2008 and 2007.

At December 31, 2008, the Company has available for U.S. federal income tax purposes a net operating loss carryforward of approximately $28,280,000,  which starts to expire in the year 2023 through the year 2028, subject to limitations of Sections 382 of the Internal Revenue Code, as amended that may be used to offset future taxable income.  The deferred tax asset related to the carrying forward is approximately $9,900,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.  Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

For income tax reporting purposes, the Company has available for Hungary unused net operating loss carry forward of approximately $2,300,000 with no expiration, subject to limitations of Hungary income tax rules.  The deferred tax asset related to the carrying forward is approximately $460,000.  The Company has provided a valuation reserve against the full amount of Hungary unused net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Deferred tax assets – non current:
Net operating loss carryforward	$10,360,000
Valuation allowance	(10,360,000)
Net deferred tax asset	$—

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the years ended December 31, 2008 and 2007 as follows:

	December 31,
	2008	2007

Statutory federal income tax rate	35%	35%
Statutory state and local income tax rate (0%), net of federal benefit	-	-
Net operating losses and other tax benefits for which no current benefit is being realized	(35%)	(35%)
Effective tax rate	0.00%	0.00%

An income tax provision for the years ended December 31, 2008 and 2007 consists of the following:

	2008	2007
Provision for income taxes	$-0-	$-0-

The Company paid local filing fees which are not deemed to be income taxes and have been included in general, selling and administrative expenses for the years ended December 31, 2008 and 2007.

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

Rent expense amounted to $266,359 and $217,885 for the years ended December 31, 2008 and 2007, respectively.

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

On December 22, 2008, the Company and Kraft entered into an Amendment to the Master Settlement Agreement and Stock Purchase Agreement (the “Amendment”) with Amelio, RESI and the Selling Stockholders under which, among other things, the Outside Closing Date as defined in the Settlement Agreement was revised to May 31, 2009.  In addition, the definition of “RESI Debt” owed to the Company as defined in the Settlement Agreement was revised to the net amount of indebtedness, net of fees payable under the existing agreements to the closing date, and not to exceed $831,863 owed by RESI to the Company or its affiliates as of the closing date; provided , that if the Transferred CG Solar Equity (as defined below) is not delivered to the Company by December 31, 2008, the RESI Debt shall be an amount not to exceed $1,331,863.  Moreover, “RESI Debt Settlement Payment and Deliverables” as set forth in the Settlement Agreement was amended to state that the RESI Debt shall be paid to the Company as follows:

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

Proposed Acquisition of Algatec

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

In addition to its equity investment, the Partnership has agreed under the terms of a loan agreement entered into at the same time as the Algatec Share Purchase Agreement, to lend to Algatec on or about November 30, 2008 (the “Second Closing”), an additional $2,600,000 or approximately €2,000,000.  The proceeds of the loan was to be used to assist Algatec in paying the balance of the purchase price for all of the assets and equity of the Trend Capital limited partnership.  Upon funding of the loan, the Partnership would purchase for €9,250 an additional 9,250 shares, representing 21.5% of the outstanding share capital of Algatec, thereby increasing its ownership to an aggregate of 49% of the outstanding share capital of Algatec.  The loan, together with interest at the rate of 6% per annum, is repayable on the earlier of December 31, 2012 or the completion of one or more financings providing Algatec with up to $50.0 million of proceeds for expansion (the “Algatec Financing”).  Upon the Partnership funding the entire €2,000,000 loan at the Second Closing, the Management Group would own the remaining 51% of the share capital of Algatec.  If the Partnership funds less than the full €2,000,000 loan, the additional 21.5% equity to be issued to the Partnership at the Second Closing was to have been appropriately pro-rated.  On December 29, 2008, the Partnership consummated the Second Closing with Algatec and funded a loan of €2,000,000 ($2.6 million) as a result of which the Partnership’s total equity ownership in Algatec was fixed at 49% of the total number of outstanding Algatec shares.

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

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

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

Geographic information for 2008:

	Hungary	(Corporate)	Total
Total Revenues	$3,436,779	$-	$3,436,779

Depreciation	190,025	-	190,025

Interest Income	5,164	46,929	52,093
Interest expense	(3,572)	(1,226,986)	(1,230,558)
Net interest expense	1,592	(1,180,057)	(1,178,465)

Debt acquisition cost	-	(74,204)	(74,204)
Research and development	-	(120,000)	(120,000)
Net loss	(2,582,591)	(5,891,419)	(8,474,010)

Fixed assets, net	413,241	-	413,241
Fixed asset additions	$44,181	$-	$44,181

Geographic information for 2007:

	Hungary	(Corporate)	Total
Total Revenues	$5,779,578	$-	$5,779,578

Depreciation	220,860	-	220,860

Interest Income	434	58,691	59,125
Interest expense	(4,934)	(4,582,131)	(4,587,065)
Net interest expense	(4,500)	(4,523,440)	(4,527,940)

Debt acquisition cost	-	(395,837)	(395,837)
Research and development	-	(360,000)	(360,000)
Net loss	(735,848)	(8,011,947)	(8,747,795)

Fixed assets, net	595,030	-	595,030
Fixed asset additions	197,757	-	197,757
Other assets	$7,682	$-	$7,682

Geographic information of revenues by customers’ locations/countries for 2008 and 2007:

Customer Countries:	2008	2007
United States of America	$3,289,517	$5,779,578
Hungary	147,262	-
Total	$3,436,779	$5,779,578

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 20 – SUBSEQUENT EVENTS

Share exchange agreement

On April 3, 2009, the Company and Kraft Electronikai Zrt, a Hungarian corporation and wholly owned subsidiary of the Company (“ Kraft ”), entered into an amended stock exchange agreement (the “ Exchange Agreement ”) with BudaSolar Technologies Co. Ltd. (“ BudaSolar ”), New Palace Investments Ltd., a Cyprus corporation (“ NPI ”), Istvan Krafcsik (“ Krafcsik ”) and Attila Horvath (“ Horvath ”, and collectively with NPI and Krafcsik, the “ BudaSolar Stockholders ”).

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

On April 10, 2009, the Algatec Stockholders and Algatec agreed to extend the anticipated closing date of the transactions contemplated by the Stock Exchange Agreement to July 15, 2009.

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

 Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T.)    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2008, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2008 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Terra Solar, Inc. (“TSI”) owns approximately 49% of the outstanding securities of Terra Solar. Zoltan Kiss, a shareholder and former director of the Company, was also a shareholder of TSI. Zoltan Kiss, a shareholder and former director of the Company, is also the Chairman and majority owner of RESI. (Note: Mr. Kiss resigned as Chairman and a Director of the Company effective December 20, 2007).

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

Item 14.   Principal Accountant Fees and Services.

The following is a summary of the fees billed to the Company by RBSM LLP for professional services rendered for the fiscal years ended December 31, 2008 and 2007:

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees
Audit Fees	$163,348	$133,350
Audit-Related Fees	13,800	—
Tax Fees	5,537	—
All Other Fees	—	—
Total Fees	$182,685	$133,350

Audit Fees consist of fees billed for professional services rendered for the audit of Solar thin Films, Inc’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Solar thin Films, Inc’s consolidated financial statements and are not reported under "Audit Fees". There were no Audit-Related services provided in fiscal 2007.

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.  There were no tax services provided in fiscal 2007.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2008 or 2007.

Pre-Approval Policies and Procedures

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

Item 15.   Exhibits , Financial Statement Schedules.

(a)	Financial Statements and Schedules

1.	Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

 A.           Consolidated Balance Sheets as of December 31, 2008 and 2007.

 B.           Consolidated Statements of Operations and Comprehensive Loss for the years ended of December 31, 2008 and 2007.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-K/A Annual Report to be signed on its behalf by the undersigned on April 23, 2009, thereunto duly authorized.

SOLAR THIN FILMS, INC.

/s/ Robert M. Rubin
Robert M. Rubin
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Robert M. Rubin	Chief Executive Officer, Chief Financial Officer and	April 23, 2009
Robert M. Rubin	Chairman of the Board of Directors

Director
Dr. Boris Goldstein

/s/ Gary Maitland	Director	April 23, 2009
Gary Maitland, Esq.