Form 10-K/A
period 2008-12-31
Solar Thin Films, Inc.
filed 2009-05-12
CIK 859792

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

As of May 11, 2009, 58,136,113 shares of the registrant’s common stock, par value $.01 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Solar Thin Films, Inc.  (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2009 (the “Original Form 10-K”) and which was amended on April 23, 2009 (“Amendment No. 1”), to only amend and restate certain disclosures under Part II - Item 9A(T.): Controls and Procedures, as requested by the SEC in their letter of comment dated as of April 27, 2009, in their entirety.  No other information in the Original Form 10-K or Amendment No. 1 is amended hereby.  Except for the amended disclosures set forth above, the information in this Form 10-K/A has not been updated to reflect events that occurred after April 15, 2009, the filing date of our Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendments to those filings.

           This Form 10-K/A includes new certifications as exhibits 31.1, 31.2, 32.1 and 32.2 by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended.

SOLAR THIN FILMS, INC.

2008 FORM 10-K/A ANNUAL REPORT

TABLE OF CONTENTS

		Page
PART II
Item 9A(T.)	Controls and Procedures.	4
PART III
Item 15.	Exhibits, Financial Statement Schedules.	6
	Signatures and Certifications	10

PART II

Item 9A(T.)    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2008.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2008 are fairly stated, in all material respects, in accordance with US GAAP.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-K/A Annual Report to be signed on its behalf by the undersigned on May 12, 2009, thereunto duly authorized.

SOLAR THIN FILMS, INC.

/s/ Robert M. Rubin
Robert M. Rubin
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Robert M. Rubin	Chief Executive Officer, Chief Financial Officer and	May 12, 2009
Robert M. Rubin	Chairman of the Board of Directors

/s/ Boris Goldstein	Director	May 12, 2009
Dr. Boris Goldstein

/s/ Gary Maitland	Director	May 12, 2009
Gary Maitland, Esq.