Form 10-Q
period 2009-03-31
Solar Thin Films, Inc.
filed 2009-05-15
CIK 859792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended  March 31, 2009

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number   001-13549

SOLAR THIN FILMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4356228
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

25 Highland Blvd, Dix Hills, New York 11746
(Address of principal executive offices)

(516) 417-8454
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐    No  ☒

Number of outstanding shares of the registrant's par value $0.01 common stock, as of May 14, 2009: 58,136,113.

SOLAR THIN FILMS, INC.

FORM 10-Q
INDEX

		PAGE

Cautionary Statement Concerning Forward-Looking Statements		3

PART I	FINANCIAL INFORMATION	F-1
Item 1.	Condensed Consolidated Balance Sheets at March 31, 2009 (unaudited) and December 31, 2008	F-1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2009 and 2008 (unaudited)	F-2
	Condensed Consolidated Statement of Stockholders’ Deficit for the Twelve Months Ended December 31, 2008 and Three Months Ended March 31, 2009 (unaudited)	F-3 to F-4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (unaudited)	F-5
	Notes to Unaudited Condensed Consolidated Financial Statements	F-6 to F-33
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4T.	Controls and Procedures	19

PART II	OTHER INFORMATION	20
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults on Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

Signatures		22

Cautionary Statement Concerning Forward-Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

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

•	we may not be able to successfully develop and commercialize our turnkey PV manufacturing facilities which would result in continued losses and may require us to curtail or cease;

•	our fixed-price contracts could subject us to losses in the event that we have cost overruns;

•	we are selling 49% of the equity of our Kraft subsidiary in order to acquire BudaSolar Technologies Co. Ltd;

•	we need to raise significant additional financing to complete the acquisition of Algatec Solar Ag;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOLAR THIN FILMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,909,936	$619,257
Accounts receivable, net of allowance for doubtful accounts of $696,067 and $696,067, respectively	-	194,341
Accounts receivable, related party, net of allowance for doubtful accounts of $831,863 and $831,863, respectively	500,000	500,000
Inventory	701,146	207,041
Advances to suppliers	1,022,674	931,370
Note receivable, net of allowance for doubtful accounts of $250,000	-	-
Deposits and other current assets	180,689	378,331
Total current assets	4,314,445	2,830,340

Property, plant and equipment, net of accumulated depreciation of $371,731 and $439,998, respectively	334,378	413,241

Other assets:
Deferred financing costs, net of accumulated amortization of $595,454 and $581,000, respectively	12,046	26,500
Investments into CG Solar, at cost	1,500,000	1,500,000
Deposits	30,704	38,072
Other assets	583	3,893
Total other assets	1,543,333	1,568,465

Total Assets	$6,192,156	$4,812,046

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$4,824,291	$4,028,115
Notes payable, current portion	2,797,774	2,560,997
Advances received from customers	2,171,678	1,969,390
Deferred revenue	434,079	33,452
Derivative liability	8,867	-
Note payable-other	1,500,000	1,500,000
Total current liabilities	11,736,689	10,091,954

Convertible notes payable, net of unamortized discount	-	-
Dividends payable	115,954	143,778
Total long term debt	115,954	143,778

Commitments and contingencies

Stockholder's Deficit
Preferred stock, par value $0.01 per share; 2,700,000 shares authorized:
Series A Preferred stock, par value $0.01 per share; 1,200,000 shares designated; -0- issued and outstanding at March 31, 2009 and December 31, 2008	-	-
Series B Preferred stock, par value $0.01 per share; 1,500,000 shares designated:
Series B-1 Preferred stock, par value $0.01 per share, 1,000,000 shares designated, 228,652 issued and outstanding at March 31, 2009 and December 31, 2008	2,286	2,286
Series B-3 Preferred stock, par value $0.01 per share, 232,500 shares designated, 47,502 and 47,518 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	475	475
Series B-4 Preferred stock, par value $0.01 per share, 100,000 shares designated, -0- issued and outstanding at March 31, 2009 and December 31, 2008	-	-
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 58,136,113 and 57,810,601 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	581,361	578,106
Additional paid in capital	22,011,206	24,838,003
Treasury stock	(80,000)	(80,000)
Deferred compensation	(69,986)	(26,250)
Accumulated deficit	(29,893,251)	(32,549,564)
Accumulated other comprehensive income (loss)	632,027	666,670
Total Solar Thin Film's stockholders' deficit	(6,815,882)	(6,570,274)
Noncontrolling interest	1,155,395	1,146,588
Total Stockholders’ deficit	(5,660,487)	(5,423,686)

Total Liabilities and Stockholders' Deficit	$6,192,156	$4,812,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLAR THIN FILMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended March 31,
	2009	2008

REVENUE:
Equipment sales	$-	$287,994
Factory Sales	1,658,740	-
Total revenue	1,658,740	287,994

Cost of sales	828,676	270,584
Gross profit	830,064	17,410

OPERATING EXPENSES:
General, selling and administrative expenses	1,169,787	941,640
Research and development	-	90,000
Depreciation and amortization	24,050	35,731
Total operating expenses	1,193,837	1,067,371

NET (LOSS) FROM OPERATIONS	(363,773)	(1,049,961)

Other income/(expense):
Foreign currency transaction gain	87,782	40,669
Interest expense, net	(268,214)	(413,211)
Gain on change in fair value of derivative liability	12,909	-
Debt acquisition costs	(14,455)	(25,563)
Other income	1,269	2,515

Net loss before provision for income taxes	(544,482)	(1,445,551)

Income taxes	-	-

Net Loss	(544,482)	(1,445,551)

Loss (income) attributable to the noncontrolling interest	349	(8,087)

NET LOSS ATTRIBUTABLE TO SOLAR THIN FILMS, INC.	$(544,133)	$(1,453,638)

Net Loss per common share (basic and diluted)	$(0.01)	$(0.03)
Weighted average shares outstanding (basic and diluted)	58,081,696	57,404,579

Comprehensive Loss:
Net Loss	$(544,482)	$(1,445,551)
Foreign currency translation (loss) gain	(34,643)	107,682

Comprehensive Loss	(579,125)	(1,337,869)
Comprehensive loss (income) attributable to the noncontrolling interest	349	(8,087)
Comprehensive loss attributable to Solar Thin Films, Inc.	$(578,776)	$(1,345,956)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLAR THIN FILMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
TWELVE MONTHS ENDED DECEMBER 31, 2008 AND THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

	SOLAR THIN FILMS, INC.
	Preferred Series B-1		Preferred Series B-3		Common shares
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2007	228,652	$2,286	47,518	$475	57,012,601	$570,126
Issuance of 595,000 shares of common stock in exchange for convertible notes payable	-	-	-	-	595,000	5,950
Fair value of vested portion of employee options issued	-	-	-	-	-	-
Sale of majority owned subsidiary common stock by subsidiary	-	-	-	-	-	-
Reduction in ownership of majority owned subsidiary	-	-	-	-	-	-
Issuance of 199,000 shares of common stock in exchange for convertible notes payable	-	-	-	-	199,000	1,990
Issuance of 4,000 shares of common stock in exchange for convertible notes payable	-	-	-	-	4,000	40
Amortization of deferred compensation	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance, December 31, 2008	228,652	2,286	47,518	475	57,810,601	578,106
Cumulative effect of a change in accounting principle adoption of EITF 07-05 effective January 1, 2009	-	-	-	-	-	-
Issuance of 325,000 shares of common stock in exchange for services rendered	-	-	-	-	325,000	3,250
Issuance of 512 shares of common stock in exchange for 16 Preferred Series B-3 shares	-	-	(16)	-	512	5
Change in majority owned subsidiary equity	-	-	-	-	-	-
Fair value of vested portion of employee options granted	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
	228,652	$2,286	47,502	$475	58,136,113	$581,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLAR THIN FILMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
TWELVE MONTHS ENDED DECEMBER 31, 2008 AND THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

	SOLAR THIN FILMS, INC.
				Other		Non	Total
	Additional	Deferred	Treasury	Comprehensive	Accumulated	contolling	Stockholders'
	Paid in Capital	Compensation	Stock	Income (loss)	Deficit	Interest	Deficiency
Balance, December 31, 2007	22,857,742	(79,750)	(80,000)	441,044	(24,075,554)	999,496	635,865
Issuance of 595,000 shares of common stock in exchange for convertible notes payable	589,050	-	-	-	-		595,000
Fair value of vested portion of employee options	1,085,016	-	-	-	-		1,085,016
Sale of majority owned subsidiary common stock by subsidiary	105,225	-	-	-	-	44,775	150,000
Reduction in ownership of majority owned subsidiary	-	-	-	-	-	170,221	170,221
Issuance of 199,000 shares of common stock in exchange for convertible notes payable	197,010	-	-	-	-	-	199,000
Issuance of 4,000 shares of common stock in exchange for convertible notes payable	3,960	-	-	-	-	-	4,000
Amortization of deferred compensation	-	53,500	-	-	-	-	53,500
Foreign currency translation gain	-	-	-	225,626	-	-	225,626
Net loss	-	-	-	-	(8,474,010)	(67,904)	(8,541,914)
Balance, December 31, 2008	24,838,003	(26,250)	(80,000)	666,670	(32,549,564)	1,146,588	(5,423,686)
Cumulative effect of a change in accounting principle adoption of EITF 07-05 effective January 1, 2009	(3,222,222)	-	-	-	3,200,446	-	(21,776)
Issuance of 325,000 shares of common stock in exchange for services rendered	74,750	(78,000)	-	-	-		-
Issuance of 512 shares of common stock in exchange for 16 Preferred Series B-3 shares	(5)	-	-	-	-		-
Change in majority owned subsidiary equity	(9,156)	-	-	-	-	9,156	-
Fair value of vested portion of employee options granted	329,836	-	-	-	-		329,836
Amortization of deferred compensation	-	34,264	-	-	-		34,264
Foreign currency translation loss	-	-	-	(34,643)	-		(34,643)
Net loss	-	-	-	-	(544,133)	(349)	(544,482)
	22,011,206	$(69,986)	(80,000)	$632,027	(29,893,251)	1,155,395	$(5,660,487)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Solar Thin Films, Inc.	$(544,133)	$(1,453,638)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	33,533	49,922
(Loss) income attributable to noncontrolling interest, net of tax	(349)	8,087
Amortization of deferred financing costs	14,454	25,562
Amortization of debt discounts	236,777	361,679
Amortization of deferred compensation costs	34,264	10,875
Fair value of vested options granted to officer and director	329,836	161,362
Change in fair value of derivative liability	(12,909)	-
Changes in operating assets and liabilities:
Accounts receivable	161,280	189,810
Accounts receivable, related party	-	125,000
Inventory	(549,671)	(491,941)
Deposits and other current assets	173,389	(35,267)
Accounts payable and accrued liabilities	851,582	223,198
Advances received from customers	340,783	635,055
Deferred revenue	412,251	-
Net cash provided by (used in) operating activities	1,481,087	(190,296)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	-	(1,500,000)
Acquisition of property, plant and equipment	(34,672)	(39,815)
Net cash used in investing activities:	(34,672)	(1,539,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock by majority owned subsidiary	-	150,000
Net cash provided by financing activities:	-	150,000

Effect of currency rate change on cash	(155,736)	107,682

Net increase (decrease) in cash and cash equivalents	1,290,679	(1,472,429)
Cash and cash equivalents at beginning of period	619,257	4,157,476
Cash and cash equivalents at end of period	$1,909,936	$2,685,047

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$164	$1,101
Cash paid during the period for taxes	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as deferred compensation	$78,000	$-
Stock options granted to officer and director for services rendered	$329,836	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements are as follows:

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company's Form 10-K/A filed with the SEC on April 23, 2009.

Business and Basis of Presentation

The Company is incorporated under the laws of the State of Delaware, and is in the business of designing, manufacturing and marketing “turnkey” systems and equipment for the manufacture of low cost solar modules on a world-wide basis.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Superior Ventures Corp. and Kraft Elektronikai Zrt. (“Kraft”) and majority owned subsidiary, Solar Thin Power, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts and notes receivable was $1,777,930 as of March 31, 2009 and December 31, 2008. As of December 31, 2008, the Company determined accounts receivable, related party of $831,863, trade receivables of $696,067 and a note receivable of $250,000 were impaired and accordingly recorded an allowance for doubtful accounts. There were no additional provisions recorded during the three months ended March 31, 2009.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

For revenue from Equipment sales, which include equipment and sometimes installation, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104"), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101"). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) Persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of March 31, 2009 and December 31, 2008 amounted to $434,079 and $33,452, respectively. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the Company. There were no bill and hold transactions at March 31, 2009 and December 31, 2008.

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

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has accounted for its Equipment Sales and Factory Sales arrangements as separate units of accounting as a) the shipped equipment (both Equipment Sales and Factory Sales) has value to the customer on a standalone basis, b) there is an objective and reliable evidence of the fair value of the service portion of the revenue (installation and commissioning) approximated by the fair value that a third party would charge the Company’s customer for the installation and commissioning fees if the customer so desired not to use the Company’s services (or the customer could complete the process using the information in the owner’s manual, although it would probably take significantly longer than it would take the Company’s technicians and or a third party to perform the installation and commissioning process), and c) there is no right of return for the shipped equipment and all equipments are inspected and approved by the customer before shipment.

Cost of sales

Cost of sales includes cost of raw materials, labor, production related depreciation and amortization, subcontractor work, inbound freight charges, purchasing and receiving costs, inspection costs, internal transfer costs and absorbed indirect manufacturing cost, as well as installation related travel costs and warranty costs.

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

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company accrued a provision for product warranty costs of approximately $180,000 during 2007; of which approximately $85,000 was utilized during the year ended December 31, 2007. During 2008 an additional $73,000 in warranty costs were accrued and a total of $108,070 was utilized, leaving a balance of approximately $59,930 remaining as of December 31, 2008. During the first quarter of 2009 the Company accrued an additional $26,000 in warranty costs as a result of shipments to Grupo Unisolar, and did not incur any product warranty costs, leaving a balance of $85,930 in product warranty provision as of March 31, 2009.

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

Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to products are expensed in the period incurred. The Company incurred expenditures of $-0- and $90,000 on research and product development for the three month periods ended March 31, 2009 and 2008, respectively.

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current year’s presentation. These reclassifications had no effect on reported income or losses.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The estimated useful lives of property, plant and equipment are as follows:

Land	-
Buildings	50 years
Leasehold improvements	3 to 7 years
Fur Furniture and fixtures	3 to 7 years
Machinery, plant and equipment	3 to 7 years

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

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted SFAS 123 (R) “Share-Based Payment” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under SFAS 123(R) for the three month periods ended March 31, 2009 and 2008 was $329,836 and $161,362, respectively.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Foreign Currency Translation

The Company translates the foreign currency financial statements into US Dollars using the year or reporting period end or average exchange rates in accordance with the requirements of SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity (deficit). Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

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

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to our convertible notes, warrants and stock options.  Diluted net (loss) income per share is calculated by including potentially dilutive share issuances in the denominator.  However, diluted net (loss) income per share for the three month periods ended March 31, 2009 and 2008 does not reflect the effects of 1,533,514 and 1,534,026 shares potentially issuable upon conversion of our convertible preferred shares as of March 31, 2009 and 2008, respectively 2,423,000 and 2,626,000 shares potentially issuable upon the conversion of convertible debt as of March 31, 2009 and 2008, respectively and -0- and 1,265,894 shares potentially issuable upon the exercise of the Company's stock options and warrants (calculated using the treasury stock method) as of March 31, 2009 and 2008, respectively. These potentially issuable shares would have an anti-dilutive effect on our net (loss) income per share.

Liquidity

The Company has incurred a net loss of $544,133 and $1,453,638 for the three month periods ended March 31, 2009 and 2008, respectively. In addition, the Company has negative working capital of $7,422,244 at March 31, 2009.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements Effective January 1, 2009

SFAS No.161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Statement No. 133. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted SFAS No. 161 effective January 1, 2009 and addressed the relevant disclosures accordingly.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). In SFAS No. 160, the FASB established accounting and reporting standards that require non-controlling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS No. 160 is effective for annual periods beginning on or after December 15, 2008. Retroactive application of SFAS No. 160 is prohibited. We adopted SFAS No. 160 effective January 1, 2009 which primarily resulted in moving the presentation of non-controlling interest to the “Stockholders’ equity” section of our condensed consolidated balance sheets.

EITF No. 07-1

In December 2007, the FASB issued EITF No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”). EITF No. 07-1 prescribes the accounting for parties of a collaborative arrangement to present the results of activities for the party acting as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF No. 07-1 is effective for collaborative arrangements that exist on January 1, 2009 and application is retrospective. We adopted EITF No. 07-1 effective January 1, 2009 and the adoption had no material effect on our financial position or results of operations.

EITF No. 07-5

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted EITF No. 07-5 effective January 1, 2009 and the adoption resulted in our warrants with anti-dilutive provisions being classified as derivatives in accordance with FASB Statement No. 133.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

•
FASB Staff Position FAS No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, (“FSP FAS No. 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP FAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e., financial and non-financial) and will require enhanced disclosures.

•
FASB Staff Positions FAS No. 115-2, FAS 124-2, and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2”) provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

•
FASB Staff Position FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS No. 107-1 and APB No. 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $544,133 and $1,453,638 for the three month periods ended March 31, 2009 and 2008, respectively. Additionally, the Company has negative working capital of $7,422,244 as of March 31, 2009. The Company is currently in default in the payment of certain notes payable.  These factors among others raised substantial doubt about the Company’s ability to continue as a going concern.

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

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 2 - GOING CONCERN MATTERS (continued)

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

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of March 31, 2009 and December 31, 2008 consist of the following.

	March 31, 2009	December 31, 2008
Work in Progress	$654,105	$103,919
Raw Materials	47,041	103,122
	$701,146	$207,041

NOTE 4 - NOTE RECEIVABLE

Note receivable consists of the following:

	March 31, 2009	December 31, 2008
Note receivable, 7% per annum, secured and due June 10, 2009	$250,000	$250,000
Less: allowance for doubtful accounts	(250,000)	(250,000)
Net	$-	$-

The Company’s note receivable along with accrued interest is due on June 10, 2009 and can be prepaid at any time without penalty or premium. The note is secured by the Company’s common stock held by certain shareholders. At December 31, 2008, management determined the collectibility may be impaired and accordingly recorded an allowance for doubtful accounts with a current period charge to the Company’s operations.  There was no change in allowance for doubtful accounts at March 31, 2009.

NOTE 5 – DEPOSITS AND OTHER CURRENT ASSETS

Deposits and other current assets are comprised of the following:

	March 31, 2009	December 31, 2008
Real estate deposits, net of liquidated damages (see below)	$-	$194,254
Tax receivable	179,083	176,601
Other	1,606	7,476
Total	$180,689	$378,331

On August 20, 2008, the Company entered into a contract (the “Contract”) to purchase certain property, plant and equipment, including all buildings and improvements, all fixtures and equipment attached to the property and certain equipment for a purchase price of $4,550,000.  In conjunction with the purchase, the Company made a wire transfer of a $30,000 non-refundable initial down payment upon signing of the agreement to an escrow account.  In addition, the Company made a $425,000 second down payment, which was subject to an environmental testing result.  The initial closing was scheduled on September 26, 2008.  The closing date was then adjourned in order to complete the Phase I environmental assessment and to address any issues identified.  Subsequently the Company has identified an environmental condition, which it believed might lead to contamination, and determined not to purchase the property.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 5 – DEPOSITS AND OTHER CURRENT ASSETS (continued)

The Company then negotiated a refund in the amount of $194,254 and accounted for the liquidated damages of $260,746 as loss on settlement of real estate deposits in the Company’s other expenses for the year ended December 31, 2008.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at March 31, 2009 and December 31, 2008 consist of the following:

	March 31, 2009	December 31, |2008
Land and buildings	$179,952	$223,132
Furniture and fixture	63,854	78,644
Machinery, plant and equipment	462,303	551,463
Total	706,109	853,239

Accumulated depreciation	(371,731)	(439,998)
Property and equipment	$334,378	$413,,241

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

Depreciation and amortization expense was $33,533 and $49,922 for the three month periods ended March 31, 2009 and 2008, respectively, of which $9,483 and $14,191 was included as part of cost of sales for the three month periods ended March 31, 2009 and 2008, respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
Accounts payable	$620,280	$149,324
Other accrued expenses, including a penalty in the amount of $720,000 in connection with liquidating charges as of March 31, 2009 and December 31, 2008	2,356,311	2,068,591
Accrued interest, see Note 8 below	1,847,700	1,810,200
	$4,824,291	$4,028,115

As described on Note 20 below, the Company entered into a stock exchange agreement.  As such, the Company recorded estimated legal and other related costs of $500,000 as other accrued expenses for service rendered during the year ended December 31, 2008.

NOTE 8 - NOTES PAYABLE OTHER

A summary of notes payable other at March 31, 2009 and December 31, 2008 consists of the following:

	March 31, 2009	December 31, 2008
Demand note payable: interest payable at 8.0% per annum (default rate of 10% per annum); unsecured	$1,500,000	$1,500,000
	$1,500,000	$1,500,000

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 8 - NOTES PAYABLE OTHER (continued)

In 1996, the Company issued an unsecured 8%, $1.5 million note to an unrelated party in connection with the Company's acquisition of a software company. The note was due and payable on April 30, 1999. The note was governed by the laws of the State of New York. The New York statute of limitations for seeking to collect on a note is six years from the maturity date. The creditor has never sought to collect the note since its maturity date and in or about 2001 orally advised a representative of the Company that it had "written off the debt." Although the Company has previously and currently listed the note as a liability on its balance sheet, it does not believe that it has any further liability under this note.

NOTE 9- DIVIDENDS PAYABLE

In 2000 and 2001, the Company’s wholly owned subsidiary declared a dividend to its shareholders. However based on the Company’s limited financial resources it has been unable to pay it. The shareholders have conceded the deferment of this dividend until the Company financially can afford paying it. At March 31, 2009 and December 31, 2008, the outstanding balance was $115,954 and $143,778, respectively. The underlying liability is in the local currency. Changes in the recorded amounts are related to the changes in the currency exchange rates.

NOTE 10- PRIVATE PLACEMENT OF CONVERTIBLE NOTES AND NOTE PAYABLE

A summary of convertible notes payable at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Convertible notes payable (“March 2006”) non-interest bearing; secured and due March 2009. The company is currently in default under the terms of this note agreement.	1,250,000	1,250,000
Debt Discount, net of accumulated amortization of $1,250,000 and $1,165,525, respectively	( -)	(84,475)
Net	1,250,000	1,165,525
Convertible notes payable (“June 2006”), non- interest bearing; secured and due June 2009; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a rate of $1.00 per share	1,173,000	1,173,,000
Debt Discount, net of accumulated amortization of $1,047,774 and $895,472, respectively	(125,226)	(277,528)
Net	1,047,774	895,472

Note payable, non interest bearing, due March 4, 2009. The Company is currently in default under the terms of the note agreement.	500,000	500,000

Total	2,797,774	2,560,997
Less Current Maturities	(2,797,774)	(2,560,997)
Convertible notes payable – long-term portion	$-	$-

March 2006 Financing

In connection with the merger and corporate restructure on June 14, 2006, the Company assumed a financing arrangement dated March 16, 2006, subsequently amended on May 18, 2006, with several investors (the "March Investors") for the sale of (i) $1,250,000 in notes (the "Notes"), (ii) 625,000 shares of common stock of the Company (the "Shares") (Note 11) and (iii) common stock purchase warrants to purchase 625,000 shares of common stock at $1.00 price per share for a period of five years (the "Warrants").

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

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 10- PRIVATE PLACEMENT OF CONVERTIBLE NOTES AND NOTE PAYABLE (continued)

March 2006 Financing (continued)

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

In accordance with Emerging Issues Task Force Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF - 0027”), the Company recognized the relative value attributable to the warrants in the amount of $231,797 to additional paid in capital and a discount against the March 2006 Notes. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: (1) dividend yield of 0%; 2) expected volatility of 93.03%, (3) risk-free interest rate of 5.08% to 5.10%, and (4) expected life of 5 years. The Company also recognized the relative value attributable to the common stock issued in the amount of $498,712 to additional paid in capital and a discount against the March 2006 Notes. Total debt discount to the March 2006 Notes amounted $1,250,000. The note discount was being amortized over the maturity period of the Notes, being thirty-four (34) months.

The Company amortized the Convertible Notes’ debt discount and recorded non-cash interest expense of $84,475 and $110,223, respectively, during the three month periods ended March 31, 2009 and 2008, respectively.

June 2006 Financing

In connection with the merger and corporate restructure on June 14, 2006, the Company entered into a financing arrangement with several investors (the “June 2006 Investors”) pursuant to which it sold various securities in consideration of an aggregate purchase price of $6,000,000 consisting of the following securities:

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
The warrants and warrant agreement provide for certain anti-dilution rights (see Note 11).

The Series B Warrants and the Series D Warrants are exercisable only following the exercise of the Series A Warrants and the Series C Warrants, respectively, on a share by share basis.

 SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 10- PRIVATE PLACEMENT OF CONVERTIBLE NOTES AND NOTE PAYABLE (continued)

June 2006 Financing (continued)

The June 2006 Notes are interest free and mature in June 2009 and are convertible into the Company’s common stock, at the June 2006 Investors’ option, at a conversion price equal to $1.00 per share (Note 11). The Company granted the June 2006 Investors a first priority security interest in all of its assets subject only to the secured convertible notes in the amount of $525,000 previously issued in September 2005. In addition, the Company pledged one hundred percent (100%) of the shares held in its majority owned subsidiary , Kraft Rt, as collateral to the June 2006 Investors.

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

The Company amortized and wrote off the Convertible Notes’ debt discount and recorded a non-cash interest expense of $152,302 and $251,456 for the three month periods ended March 31, 2009 and 2008, respectively.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 10- PRIVATE PLACEMENT OF CONVERTIBLE NOTES AND NOTE PAYABLE (continued)

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

In connection with the merger and corporate restructure on June 14, 2006, the Company assumed as liability the fair value of $10,821,900 representing the warrants issued and outstanding as described above. At December 31, 2006, the Company revalued the warrants using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 51.21%, (3) risk-free interest rate of 4.62% to 4.82% to 5.10%, and (4) expected life of 2.45 to 3.44 years. And 5) a deemed fair value of common stock of $0.99. The decrease of $9,356,400 in the fair value of the warrants at December 31, 2006 has been recorded as a gain on revaluation of warrant liability for the year ended December 31, 2006.  Warrant liability at December 31, 2006 amounted to $1,465,500. On February 13, 2007, upon the registration statement being declared effective, the assumed liability of $10,821,900 was adjusted to additional paid in capital.

During the year ended December 31, 2008, the Company issued a $500,000 non interest bearing note, which was due on March 4, 2009 and is currently in default.

NOTE 11 – DERIVATIVE LIABILITY

The Company issued convertible debentures and related warrants with certain reset exercise price provisions (see Note 10).  If the Company issues or sells shares of its common stock (other than certain “Excluded Securities” as defined in the June 2006 Senior Secured Convertible Note Agreement) after the June 2006 Financing for an amount less than the original price per share, the conversion price of the warrants is reduced to equal the new issuance price of those shares.

Upon the Company’s adoption of EITF No. 07-05 on January 1, 2009, the Company determined that the warrants did not qualify for a scope exception under SFAS No. 133 as they were determined to not be indexed to the Company’s stock as prescribed by EITF No. 07-05.  On January 1, 2009, the warrants, under EITF No. 07-05, were reclassified from equity to derivative liability for the then relative fair market value of $3,222,222 and marked to market.  The value of the warrants decreased by $3,200,446 from the warrants issuance date to the adoption date of EITF No. 07-05, January 1, 2009.  As of January 1, 2009, the cumulative effect in adopting EITF No. 07-05 was a reduction to additional paid in capital of $3,222,222 to reclassify the warrants from equity to derivative liability and a decrease in accumulated deficit of $3,200,446 as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and January 1, 2009.  For the three month period ended March 31, 2009, the Company recorded a gain of $12,909 as to mark to market for the fair value of the warrants was primarily due to the decrease in the fair value related to these instruments during the quarter ended March 31, 2009.  Under EITF 07-05, the warrants will be carried at fair value and adjusted at each reporting period.

The Company determined the fair value of these reset provisions at January 1, 2009 was $21,776 as the initial fair value at the adoption date of EITF No. 07-05.  The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: -0-%; volatility: 97.17%, risk free rate: 0.27% to 0.37%, expected term: 0.43 to 1.43 years.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 11 – DERIVATIVE LIABILITY (continued)

The Company determined the fair value of the reset provisions at March 31, 2009 was $8,867. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: -0-%; volatility: 103.97%, risk free rate: 0.21% to 0.57%, expected term: 0.18 to 1.18 years.

NOTE 12- CAPITAL STOCK

Preferred Stock

The Company has authorized 2,700,000 total shares of preferred stock.

The Board of Directors designated 1,200,000 shares as Series A 12.5% cumulative preferred stock (“Series A Preferred Stock”), with a par value of $0.01 per share. The preferred stock is entitled to preference upon liquidation of $0.63 per share for any unconverted shares. As of March 31, 2009 and December 31, 2008, there were no shares of Series A Preferred Stock issued and outstanding.

The Board of Directors has designated a total of 1,500,000 shares of Series B Preferred Stock:

•
The Board of Directors has designated 1,000,000 shares of its preferred stock as Series B-1 Preferred Stock (“B-1 Preferred”). Each share of Series B-1 Preferred Stock is entitled to preference upon liquidation of $2.19 per share for any unconverted shares. Each shares of the Series B-1 Preferred shall be entitled to one (1) vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Seventeen (17) Series B-1 Preferred shares may be converted to one (1) share of the Company’s common stock. As of March 31, 2009 and December 31, 2008 there were 228,652 shares of Series B-1 Preferred issued and outstanding.

•
The Board of Directors has designated 232,500 shares of its preferred stock as Series B-3 Preferred Stock (“B-3 Preferred”). Each share of the Series B-3 Preferred shall be entitled to thirty two (32) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Each Series B-3 Preferred share may be converted to thirty two (32) shares of the Company’s common stock. As of March 31, 2009 and December 31, 2008, there were 47,502 and 47,518 shares of Series B-3 Preferred issued and outstanding, respectively.

•
In June 2006 the Board of Directors designated 100,000 shares of its preferred stock as Series B-4 Preferred Stock (“B-4 Preferred”).  Upon the filing of an amendment which increased the number of authorized common shares such that there was an adequate amount of authorized common stock per issuance upon conversion of the Series B-4 Preferred, the Series B-4 Preferred shares automatically converted to shares of the Company's common stock at a rate of three hundred fifty (350) common shares for each share of Series B-4 Preferred. During the year ended December 31, 2007, 95,500 shares of Series B-4 Preferred were converted into 33,425,000 shares of the Company’s common stock. As of March 31, 2009 and December 31, 2008, there were no shares of Series B-4 Preferred issued and outstanding.

Common Stock

On February 9, 2007, the Company effected a one-for-one sixth (1 to 1.6) reverse stock split of its authorized and outstanding shares of common stock, $0.01 par value. All references in the consolidated financial statements and the notes to consolidated financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split. The Company has restated from 26,031,355 to 16,269,597 shares of common stock issued and outstanding as of December 31, 2006 to reflect the reverse split.

On February 9, 2007, the Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.01 per share. As of March 31, 2009 and December 31, 2008, there were 58,136,113 and 57,810,601 shares of common stock issued and outstanding, respectively.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 12- CAPITAL STOCK (continued)

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

In January 2009, the Company issued 325,000 shares of its Common Stock in exchange for services rendered.  The shares of Common Stock were valued at $78,000.

In February 2009, the Company issued 512 shares of its Common Stock in conversion of 16 shares of Series B-3 Preferred Stock.

NOTE 13- RELATED PARTY NOTES PAYABLE AND TRANSACTIONS

A significant majority of sales during 2008 were Equipment Sales rather than Factory Sales. In some cases the equipment was supplied directly to an end user, as in the case of EPV Solar; in other cases the equipment was supplied to a general contractor who subsequently delivered a complete factory, as in the case of equipment supplied in collaboration with RESI and Terrasolar on behalf of CG Solar (previously Blue Star Terra Corporation). During late 2007, the main strategic partner for the Company on such sales had been Renewable Energy Solutions, Inc. (“RESI”). Prior to RESI assuming the role of general contractor on the CG Solar project the primary partner was Terra Solar Global, Inc. (“Terra Solar”).

Terra Solar, Inc. (“TSI”) owns approximately 49% of the outstanding securities of Terra Solar. Zoltan Kiss, a shareholder and former director of the Company, was also a shareholder of TSI. Zoltan Kiss, a shareholder and former director of the Company, is also the Chairman and majority owner of RESI. Mr. Kiss resigned as Chairman and a Director of the Company effective December 20, 2007.

An additional $369,108 was invoiced to RESI for a separate project during 2007. No revenue was generated from either party during 2008.

The Company currently has related party trade receivables of $1,197,548 from RESI as of March 31, 2009 and December 31, 2008 from the Blue Star Contract and $134,315 from another project. RESI assumed the trade payable from Terrasolar upon assumption of the Blue Star contract in April 2007 and made several payments during 2007. The Company has decided to reserve $831,863 out of the total balance of $1,331,863 related party trade receivable based on management’s evaluation of the related party’s current financial condition as of December 31, 2008.  There was no change in reserve at March 31, 2009.

The Company has since decided to focus its sales effort on Factory Sales.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 13- RELATED PARTY NOTES PAYABLE AND TRANSACTIONS (continued)

The Company signed a cooperative Research and Development Contract, and a Marketing and Manufacturing Facility Turn On Function Contract with RESI on December 20, 2006 and January 30, 2007, respectively. Zoltan Kiss, the Company’s former Chairman of the Board, is Chairman and majority shareholder of RESI. Payments made to RESI under the Research and Development Contract were $-0- and $90,000 for the three month periods ended March 31, 2009 and 2008, respectively. No payments have been made to RESI under the Marketing and Manufacturing Facility Turn On Function Contract for the three month periods ended March 31, 2009 and 2008.

During 2008, the Company also entered into a Settlement Agreement with Zoltan Kiss, replacing both the Research and Development Contract and the Marketing Contract.

There were no related party sales and/or cost of sales for the three month periods ended March 31, 2009 and 2008.

The Company has a dividend payment obligation due to the former shareholders valued at $115,954 and $143,778 as of March 31, 2009 and December 31, 2008, respectively.

NOTE 14 – NON CONTROLLING INTEREST AND PUT LIABILITY

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

For the period from October 18, 2007 (date of incorporation) to March 31, 2009, Solar Thin Power, Inc. had total revenue of $0, losses of $1,000 and $26,984 for the three month periods ended March 31, 2009 and 2008, respectively and a total accumulated deficit of $299,131 at March 31, 2009.  As of March 31, 2009, the Company owned a 65.12% interest in Solar Thin Power, Inc. Due to this majority interest, our consolidated financial statements includes the balance sheet, results of operations and cash flows of Solar Thin Power, Inc. net of intercompany charges. We therefore eliminated 34.88% of financial results that pertain to the non controlling interest shareholders of Solar Thin Power, Inc.; the eliminated amount was reported as a separate line on our consolidated statements of operations and balance sheets.

The following table summarizes the changes in Non Controlling Interest from December 31, 2007 to March 31, 2009:

Balance as of December 31, 2007	$999,496
Period loss applicable to non controlling interest for 2008	(67,904)
Dilution of ownership interest from 70.15% ownership to 65.12% through issuance of Solar Power’s common stock by the Company for services rendered	214,996
Balance as of December 31, 2008	1,146,588
Period loss applicable to non controlling interest for the three months ended March 31, 2009	(349)
Dilution of ownership interest related to change in equity of non controlling interest	9,156
Balance as of March 31, 2009	$1,155,395

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 14 – NON CONTROLLING INTEREST AND PUT LIABILITY (continued)

Put Liability

Additionally, in conjunction with the sale of the common stock of Solar Thin Power, Inc. at December 19, 2007; the Company agreed to complete a Registration Statement with the Securities Exchange Commission and use its best efforts to have the Registration Statement declared effective within eighteen months (“Effective Date”) of closing (June 10, 2009).  In the event that Solar Thin Power, Inc. is not a public reporting company by the Effective Date, the Company has agreed to re-acquire, at the option of the shareholders, half of the common stock issued or 3,535,000 shares at the aggregate purchase price ($0.50 per share for a total of $1,767,500) (“Put Option”).  The Company follows the SFAS No. 5, “Accounting for Contingencies” in accounting for this put liability as of March 31, 2009 and December 31, 2008, which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable.

The Company believes that its obligations under the put option are not probable due to the fact that it is anticipated that Solar Thin Power will enter into an agreement with the Company to merge with and into the Company.  Following the consummation of the merger, Solar Thin Power will be operated as a division of the Company and will seek to facilitate power projects and joint ventures designed to provide solar electricity using thin film a-Si solar modules.  Under the proposed terms of the merger:

•
the stockholders of Solar Thin Power, Inc., other than the Company, will receive an aggregate of 32,085,000 shares of the Company common stock, or one share of the Company common stock for each share of Solar Thin Power, Inc. common stock owned by them; and

•	all of the 36,315,000 shares of Solar Thin Power, Inc. common stock owned by the Company will be cancelled as part of the merger.

It is anticipated that the merger of Solar Thin Power into Solar Thin Films, Inc. will occur on or before the second quarter ending June 30, 2009.

NOTE 15- ECONOMIC DEPENDENCY

During the three month period March 31, 2009, $1,658,740 or 100% of the total revenues were derived from one customer; for the three month period ended March 31, 2008; $287,994 or 100% were derived from one customer.

NOTE 16 – STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at March 31, 2009:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.00	333,334	1.22	$1.00	333,334	$1.00
2.00	3,000,000	0.21	2.00	3,000,000	2.00
2.20	3,000,000	1.21	2.20	—	-
3.00	3,000,000	0.21	3.00	3,000,000	3.00
3.30	6,685,000	2.56	3.30	3,685,000	3.30
Total	16,018,334	1.40	$2.75	10,643,334	$2.07

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 16 – STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	16,343,334	$2.68
Granted	300,000	3.30
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	16,643,334	2.69
Granted	-	-
Exercised	—	—
Canceled or expired	(625,000)	(1.20)
Outstanding at March 31, 2009	16,018,334	$2.75

In conjunction with the sale of the Company’s majority owned subsidiary, Solar Thin Power, Inc., the Company issued 300,000 warrants during the year ended December 31, 2008 to purchase the Company’s common stock at $3.30 per share exercisable until five years from the date of issuance. (see Note 14 above)

Stock options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees and directors of the Company at March 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.42	500,000	4.57	$0.42	69,444	$0.42
$0.533	3,000,000	8.22	$0.533	2,753,425	$0.533
$0.75	630,000	9.00	$0.75	434,111	$0.75
$0.80	600,000	9.04	$0.80	—	$-
$2.07	15,625	0.70	$2.07	15,625	$2.07
Total	4,745,625	8.01	$0.59	3,272,605	$0.56

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 16 – STOCK OPTIONS AND WARRANTS (continued)

Stock options (continued)

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of	Price
	Shares	Per Share
Outstanding at December 31, 2007:	3,015,625	$0.55
Granted	1,770,000	$0.66
Exercised	—	—
Canceled or expired	(40,000)	(2.18)
Outstanding at December 31, 2008:	4,745,625	$0.59
Granted	-	-
Exercised	—	—
Canceled or expired	-	—
Outstanding at March 31, 2009:	4,745,625	$0.59

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

Compensation expense in the amount of $329,836 and $161,361 was charged to operating results in connection with the stock options grant for the three month periods ended March 31, 2009 and 2008.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Lease agreement

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. In November 2007, the terms of the lease agreement were modified effectively increasing the monthly rent to $20,800 per month starting on January 1, 2008 for the next three years through December 31, 2010. The minimum future cash flow for the leases at March 31, 2009 is as follows:

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 17 - COMMITMENTS AND CONTINGENCIES (continued)

Amount:

Nine months ending December 31, 2009	$187,200
Year ending December 31, 2010	$249,600
Total	$436,800

Rent expense amounted to $62,934 and $68,299 for the three month periods ended March 31, 2009 and 2008, respectively.

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

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 17 - COMMITMENTS AND CONTINGENCIES (continued)

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

Product Warranty Obligation

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with the FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees.” The range for the warranty coverage for the Company’s products is up to 18 to 24 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company’s determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations. Accrued provision for product warranty was approximately $87,930 and $59,930 as of March 31, 2009 and December 31, 2008, respectively.

Employment and Consulting Agreements

The Company has consulting agreements with its key officers. In addition to compensation and benefit provisions, the agreements include non-disclosure and confidentiality provisions for the protection of the Company's proprietary information.

In connection with the merger with Kraft, the Company entered into consulting agreements with Zoltan Kiss and Bob Rubin pursuant to which each would receive annual compensation of $160,000 per annum and major medical benefits in consideration for services performed on behalf of the Company. Each of these agreements had a term of three years. The agreement with Mr. Kiss was terminated as part of the agreement with Mr. Kiss as further described below. Mr. Rubin’s agreement was modified upon his appointment as the Company’s Chief Financial Officer in August 2007.

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

The closing of the transactions under the Purchase Agreement was to occur on or about November 30, 2008, subject to extension to January 31, 2009, by mutual agreement of the Company and Mr. Gifis; provided, that if such Sellers’ Agent shall receive reasonable assurances from the investment banking firm underwriting securities on behalf of the Company and the Selling Stockholders that the financing to pay the purchase price for the shares being sold, will, in their judgment, be consummated, the Sellers’ Agent shall extend the closing date to January 31, 2009.

On December 22, 2008, the Company and Kraft entered into an Amendment to the Master Settlement Agreement and Stock Purchase Agreement (the “Amendment”) with Amelio, RESI and the Selling Stockholders under which, among other things, the Outside Closing Date as defined in the Settlement Agreement was revised to May 31, 2009.  In addition, the definition of “RESI Debt” owed to the Company as defined in the Settlement Agreement was revised to the net amount of indebtedness, net of fees payable under the existing agreements to the closing date, and not to exceed $831,863 owed by RESI to the Company or its affiliates as of the closing date; provided , that if the Transferred CG Solar Equity (as defined below) is not delivered to the Company by December 31, 2008, the RESI Debt shall be an amount not to exceed $1,331,863.  Moreover, “RESI Debt Settlement Payment and Deliverables” as set forth in the Settlement Agreement was amended to state that the RESI Debt shall be paid to the Company as follows:

•
on or before December 31, 2008, Z. Kiss shall cause RESI to transfer to the Company an aggregate of shares of CG Solar, formerly known as Weihai Blue Star Terra Photovoltaic Company (“CG Solar”), representing 5% of the issued and outstanding capital shares of CG Solar, and having an agreed upon value of $500,000 (the “Transferred CG Solar Equity”) - this had not been completed as of the date of filing but the parties are working together to complete this as soon as possible;

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

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 17 - COMMITMENTS AND CONTINGENCIES (continued)

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

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 17 - COMMITMENTS AND CONTINGENCIES (continued)

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

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 18 – FAIR VALUE MEASUREMENT (continued)

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

Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to the beginning retained earnings and no impact on the consolidated financial statements.

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

The following table sets forth the Company’s short and long-term investments as of March 31, 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement:
	Quoted Prices in Active Markets for Identical Instruments Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Assets at fair Value
Assets:
Cash		$1,909,936		$-	$-	$1,909,936

Long-term investments		$-		$-	$1,500,000	$1,500,000

Liabilities:
Derivative liability	$		$		$(8,867)	(8,867)

At March 31, 2009, the carrying amounts of the notes payable approximate fair value because the entire note had been classified to current maturity.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 19 – SEGMENT INFORMATION

The Company's operations fall into one single product segment, photovoltaic thin film modules: producing and/or installing and commissioning factory equipment that produces photovoltaic thin film modules. The Company manages its operations, and accordingly determines its operating segments, on a geographic basis. Consequently, the Company has one operating geographic location, Hungary. The performance of geographic operating segments is monitored based on net income or loss (after income taxes, interest, and foreign exchange gains/losses). The accounting policies of the segments are the same as those described in the summary of accounting policies in Note 1. There are no intersegment sales revenues. The following tables summarize financial information by geographic segment for the three month periods ended March 31, 2009 and 2008:

Geographic information for the three month period ended March 31, 2009:

	Hungary	(Corporate)	Total
Total Revenues	$1,658,740	$-	$1,658,740

Depreciation and amortization	33,533	-	33,533

Interest Income	165	29,610	29,775
Interest expense	(1,882)	(296,107)	(297,989)
Net interest expense	1,717	(266,497)	(268,214)

Debt acquisition cost	-	(14,455)	(14,455)
Research and development	-	( -)	( -)
Net income (loss)	250,378	(794,511)	(544,133)

Fixed assets, net	334,378	-	334,378
Fixed asset additions	$34,672	$-	$34,672

Geographic information for three month period ended March 31, 2008:

	Hungary	(Corporate)	Total
Total Revenues	$287,994	$-	$287,994

Depreciation and amortization	49,922	-	49,922

Interest Income	1,635	44,311	45,946
Interest expense	(1,131)	(458,026)	(459,157)
Net interest expense	504	(413,715)	(413,211)

Debt acquisition cost	-	(25,563)	(25,563)
Research and development	-	(90,000)	(90,000)
Net loss	(350,733)	(1,102,905)	(1,453,638)

Fixed assets, net	413,241	-	413,241
Fixed asset additions	39,815	-	39,815
Other assets	$3,893	$-	$3,893

Geographic information of revenues by customers’ locations/countries for three months ended March 31, 2009 and 2008:

Customer Countries:	March 31, 2009	March 31, 2008
Spain	$1,658,740	$-
U.S.	-	287,994
Total	$1,658,740	$287,994

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

On April 3, 2009, the Company, Kraft, BudaSolar and the BudaSolar Stockholders entered into an amended and restated stock exchange agreement (the “Amended Exchange Agreement”) dated as of April 2, 2009 under which Kraft agreed to acquire from the BudaSolar Stockholders 100% of the outstanding registered share equity capital of BudaSolar in exchange for the Company transferring to the BudaSolar Stockholders 49% of the outstanding capital stock or share capital (the “Kraft Shares”) of Kraft (the “Share Exchange”).  As a result, the Company will own 51% of Kraft and its 51% owned Kraft subsidiary will, in turn, own 100% of the share capital of BudaSolar.  In addition, the Amended Exchange Agreement deleted the put option of the BudaSolar Stockholders, and the call option of the Company and Kraft, each resulting in the Company and Kraft acquiring from the BudaSolar Stockholders 100% of Kraft Shares owned by the BudaSolar Stockholders or their affiliates after the closing of the Share Exchange. The Company accrued an estimated $500,000 costs incurred in connection with the Amended Exchange Agreement.

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

The closing of the Share Exchange and the transactions contemplated pursuant to the Amended Exchange Agreement was revised to occur as soon as practicable, but in any event by April 30, 2009 (the “Closing Date”). Subsequently the two parties have agreed verbally (and will soon reduce to writing) to extend the date to June 30, 2009. However, there can be no assurances that the Share Exchange will be consummated.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 20 – SUBSEQUENT EVENTS (continued)

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

On April 3, 2009, Solar Thin Power, Inc., a majority owned subsidiary of the Company (“ST Power”), Kraft and  BudaSolar Limited entered into an Inter-Company Services Agreement dated as of April 2, 2009 (the “Services Agreement”) in respect of power projects undertaken by ST Power and the use of Kraft and BudaSolar Limited as a preferred supplier of amorphous silicon photovoltaic module manufacturing equipment (the “PV Equipment”).  ST Power will have the right to integrate turnkey PV Equipment into its power project offering and will receive most favored nations pricing from Kraft and BudaSolar Limited on purchases of PV Equipment for integration in such power projects. Alternatively, ST Power may refer the PV Equipment customer to Kraft in exchange for a 5% commission.  In addition, ST Power may elect, in its sole discretion, to structure one or more power projects with Kraft as the general contractor, or with ST Power as the general contractor and Kraft as the sub-contractor, for the manufacturing facility portion of the integrated offering.

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

On April 7, 2009, the Company entered into an amendment to the employment agreement of Peter Lewis under which Mr. Lewis agreed to resign as the President, Chief Executive Officer and as a member of the board of directors of the Company, effective as of March 31, 2009.  Effective as of April 1, 2009, Mr. Lewis was appointed as Group Vice President and General Manager of the Thin Film Group of the Company through June 1, 2010.  The Thin Film Group will focus on the production of “turnkey” thin film manufacturing systems and will include the activities of the Company’s wholly owned Kraft subsidiary.  In this capacity, Mr. Lewis will be primarily responsible for generating orders and sales of PV Equipment and he will provide general oversight of the manufacturing operations of the Kraft and BudaSolar subsidiaries of the Company, and together with Messrs. Krafcsik and Horvath, will be responsible for generating profits for the Thin Film Equipment Group.

Effective April 1, 2009, Mr. Robert M. Rubin, the Company’s Chief Financial Officer and Chairman, was appointed as the Chief Executive Officer of the Company to fill the vacancy created by Mr. Lewis’ resignation.

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A   RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 FILED WITH THE SEC ON APRIL 23, 2009. IN ADDITION,  SEE “CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS” SET FORTH IN THIS REPORT.

Overview

Solar Thin Films, Inc. (the “Company”) is a business focused on the solar energy industry.  We engage in the design, manufacture, and marketing of “turnkey” systems and equipment for the manufature of low cost solar modules on a world-wide basis. The Company operates through its wholly owned subsidiary, Kraft Elektronikai Zrt (“Kraft”). The Company expects the primary use of such photovoltaic thin film modules will be the construction of solar power plants by corporations and governments.

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

Effective as of October 30, 2008, the Company entered into a stock exchange agreement with Algatec Solar AG and its shareholders.  Algatec produces, sells and distributes metallurgical and other types of crystalline silicon solar panels or modules.  For a description of the terms of this agreement, see “Description of our Business –Algatec-Potential manufacture of crystalline silicon solar modules” in our Form 10-K/A.

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

Company History

Solar Thin Films History

The Company was initially organized as a New York corporation on June 22, 1988 under the name Alrom Corp. ("Alrom"), and completed an initial public offering of securities in August 1990. Alrom effected a statutory merger in December 1991, pursuant to which Alrom was reincorporated in the State of Delaware under the name American United Global, Inc. Prior to the acquisition of Kraft, the Company intended to focus its business strategy on acquisitions of operating businesses in various sectors. On June 14, 2006, in connection with its business strategy, the Company closed on the acquisition of 95.5% of the outstanding securities of Kraft. In addition, the Company acquired the remaining 4.5% minority interest in August 2007 and, as a result, now conducts its operations via Kraft, the wholly-owned subsidiary.

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

In the subsequent years, Kraft has manufactured equipment for such facilities in New Jersey, Germany, Hungary, China, Taiwan, Greece and Portugal. In producing equipment for these facilities, Kraft developed substantial equipment manufacturing expertise. More recently as a supplier to RESI for the CG Solar project in Weihai, China Kraft developed additional process expertise required to allow it to become a leading manufacturer of “turnkey” plants, including the delivery of both equipment and services, that produce photovoltaics modules utilizing thin-film technology. Kraft is now using this expertise to deliver its first "turnkey" plant in Spain commencing in December 2008 and continuing through 2009.

Stock Exchange Agreement with BudaSolar Technologies Co. Ltd.

On April 3, 2009, the Company and Kraft entered into a restated share exchange agreement with BudaSolar Technologies Co. Ltd. (“BudaSolar”) and its shareholders.  Under the terms of such agreement, subject to the satisfaction of certain closing conditions, Kraft will acquire 100% of the share capital of BudaSolar and will issue to the stockholders of BudaSolar 49% of the share capital of Kraft.  As a result, the Company will own 51% of Kraft and our 51% owned Kraft subsidiary will, in turn, own 100% of the share capital of BudaSolar.  BudaSolar is engaged in the providing technical and installation services for the production and installation of thin film a-Si solar module manufacturing equipment.  Consummation of the BudaSolar transaction is scheduled to occur in June 2009.

Under the terms of a separate agreement with BudaSolar, Kraft has contracted to purchase from BudaSolar certain technical services on a consulting basis for a fee of $250,000 per month.  A total of $750,000 has been paid as of March 31, 2009. This agreement was superseded by the Stock Exchange Agreement with no additional payments due.

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

As of March 31, 2009, an aggregate of 67,570,000 shares of Solar Thin Power were issued and outstanding, of which Solar Thin Film owned 44,000,000 or 65.12% the outstanding shares of Solar Thin Power common stock.  In April 2009, Solar Thin Films agreed to transfer 2,000,000 of its Solar Thin Power shares to Strategic Growth International Inc. in lieu of cash compensation payable under a one year investor relations agreement expiring March 31, 2010.  In addition, Solar Thin Power agreed to issue three year warrants to purchase an additional 2,000,000 shares of Solar Thin Power to Strategic Growth International at an exercise price of $0.20 per share.

As a result of the foregoing transactions, as of May 14, 2009, Solar Thin Films owns an aggregate of 33,900,000 shares of Solar Thin Power common stock, and stockholders of Solar Thin Power, other than Solar Thin Films, currently own an aggregate of 25,570,000 shares of the 59,470,000 outstanding shares of Solar Thin Power common stock, and Strategic Growth International holds warrants to purchase an additional 2,000,000 shares of Solar Thin Power.  Peter C. Lewis, Group Vice President and General Manager of the Thin Film Group and former Chief Executive Officer and President of Solar Thin Films owns 3,000,000 shares of Solar Thin Power and The Rubin Family Stock Trust owns 3,000,000 shares of Solar Thin Power.

Critical Accounting Policies

The Company's discussion and analysis of its consolidated financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company's consolidated operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

•	Revenue Recognition;
•	Cost of Sales;
•	General, Selling and Administrative Expenses;
•	Allowance for doubtful accounts;
•	Research and development;
•	Derivative liability;
•	Product warranty reserve;
•	Stock Based Compensation;
•	Use of Estimates; and
•	Acquisition - Kraft.

Revenue Recognition

For revenue from Equipment sales, which include equipment and sometimes installation, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104"), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101"). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) Persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of March 31, 2009 and 2008 amounted to $434,079 and $33,452, respectively. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectibility is reasonable assured and title and risk of ownership is passed to the customer, which is usually upon shipment. However, certain customers traditionally have requested to take title and risk of ownership prior to shipment. Revenue for these transactions is recognized only when:

•	Title and risk of ownership have passed to the customer;
•	The Company has obtained a written fixed purchase commitment;
•	The customer has requested the transaction be on a bill and hold basis;
•	The customer has provided a delivery schedule;
•	All performance obligations related to the sale have been completed;
•	The product has been processed to the customer’s specifications, accepted by the customer and made ready for shipment; and
•	The product is segregated and is not available to fill other orders.

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the Company. There were no bill and hold transactions at March 31, 2009 and December 31, 2008.

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

Cost of Sales

Cost of sales includes cost of raw materials, labor, production depreciation and amortization, subcontractor work, inbound freight charges, purchasing and receiving costs, inspection costs, internal transfer costs and absorbed indirect manufacturing cost, as well as installation related travel costs and warranty costs.

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

Derivative Liability

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted EITF 07-5 effective January 1, 2009 and the adoption resulted in our warrants with anti-dilutive provisions being classified as derivatives in accordance with FASB Statement No. 133.

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

The Company accrued a provision for product warranty costs of approximately $180,000 during 2007; of which approximately $85,000 was utilized during the year ended December 31, 2007. During 2008 an additional $73,000 in warranty costs were accrued and a total of $108,070 was utilized, leaving a balance of approximately $59,930 remaining as of December 31, 2008. During the first quarter of 2009 the Company accrued an additional $26,000 in warranty costs as a result of shipments to Grupo Unisolar, and did not incur any product warranty costs, leaving a balance of $85,930 in product warranty provision as of March 31, 2009.

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted SFAS 123 (R) “Share-Based Payment” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2009 and 2008 was $329,836 and $161,362, respectively (Note 16).

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

In connection with the acquisition of Kraft, the Company entered into consulting agreements with Robert Rubin and Zoltan Kiss pursuant to which each consultant would receive an annual salary of $160,000 per annum, reimbursement for up to $5,000 in expenses associated with company activities and major medical benefits in consideration for services performed on behalf of the company. Each of these agreements was for a term of three years and has been supplanted by subsequent events. Mr. Rubin’s salary was increased to $225,000 per annum when he assumed the duties of Chief Financial Officer. In December 2007, Mr. Kiss resigned as director of the Company and subsequently agreed to waive his rights to such payments pursuant to a pending settlement agreement with the Company as described elsewhere in this report.

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

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. In November 2007, the Company signed the modification of lease agreement resulted a charge of $20,800 per months from January 1, 2008 for three years period of time through December 31, 2010. The minimum future cash flow for the leases at March 31, 2009 is as follows:

Amount:

Nine months ending December 31, 2009	$187,200
Year ending December 31, 2010	$249,600
Total	$436,800

In 1996, the Company issued an unsecured 8%, $1.5 million note to an  unrelated party that was due and payable April 30, 1999.  The note was governed by the laws of the State of New York.  The New York statute of limitations for seeking to collect on a note is six years from the maturity date.  The creditor has never sought to collect the note since its maturity date and in or about 2001 orally advised a representative of the Company that it had "written off the debt."  Although the Company has previously and currently listed the note as a liability on its balance sheet, it does not believe that it has any further liability under this note.

Results of Operations

Three months ended March 31, 2009 as compared to the three months ended March 31, 2008

Revenues

The following table summarizes our revenues for the three months ended March 31, 2009 and 2008:

Three months ended March 31,	2009	2008
Total Revenues	$1,658,740	$287,994

For the three months ended March 31, 2009, revenues increased by 476% or $1,370,746 as compared to the similar period in 2008.  The 476% increased revenue for the three months ended March 31, 2009 as compared to three months ended March 31, 2008 is primarily due to continued deliveries on a large Factory Sale contract to Grupo Unisolar, S.A. of Spain. Since the Company did not deliver any Equipment Sales in first quarter ended March 31, 2009, revenues transitioned during the quarter from 100% Equipment Sales in 2008 to 100% Factory Sales in 2009.

During 2007 and 2008, the Company began to shift its marketing focus from Equipment Sales to Factory Sales (delivered on a “turnkey” basis, which by definition include a full set of equipment plus installation and training services or commissioning process). The Company signed its first deal in June of 2008 (and received the balance of its deposit in September 2009), for which it completed its first minor equipment portion of the Factory Sales delivery in December of 2008 valued at $147,262. The Company began shipping the balance of the equipment in March of 2009 and expects to deliver substantially all of the equipment for this 7.9 million euro order during fiscal year 2009. During 2009, the Company also expects that a majority of its revenue will come from Factory sales rather than Equipment sales, and does not expect to derive any substantial revenue from related parties. Commencing in 2008, the Company has decided to further break out its revenue into Equipment Sales and Factory Sales and to continue to do so in the future in both annual and quarterly filings.

While the Company is pursuing additional business opportunities - both Factory Sales and Equipment Sales, given the limited amount of historical business volume we cannot provide assurance regarding future sales. As the Company shifts primarily from Equipment Sales secured by purchase orders to Factory Sales secured by contracts, management expects that it may become easier to forecast future volume based upon long-term contracts and then established trends. In either case, the Company produces individual pieces of equipment (standard not generally custom) based on individual customer orders.  Comparison of different financial reporting periods will show significant fluctuations, primarily due to the value of outstanding and completed contracts or orders during the period. Therefore, historical figures (whether on a comparative period over period percentage analysis in a linear fashion or otherwise) may not have much meaning with respect to future changes in revenue and should not be used to make predictions about future revenue performance. For example, revenue could increase 400% period over period if the Company booked and invoiced one or more complete factory orders or it could decrease 100% or more if the Company failed to successfully deliver on a Factory Sale order or only managed to book and invoice orders for production of selected equipment, i.e. an Equipment Sale.  Therefore, management is not in the position to predict future revenue flow or make conclusions based on actual historical figures.  For example, recent increases and decreases in revenue are not dramatic as compared to our existing 7.9 million euro contract with Grupo Unisolar, which is expected to be completed during 2009 and which commenced shipping in December 2008. However, we can not provide absolute assurance that signed contracts, Grupo Unisolar or other, will be completed as expected or predicted. One complete factory may exceed $12 million in value but with unexpected financial or technical problems, production may slow down the completion of the contract.  In conclusion, revenue prediction by management is difficult as of the date of this report.

Cost of sales

The following table summarizes our cost of sales for the three months ended March 31, 2009 and 2008:

Three months ended March 31,	2009	2008
Total cost of sales	$828,676	$270,584

For the three months ended March 31, 2009, our cost of sales was $828,676, or 50.0% of revenue as compared to $270,584, or 94.0% of our revenue for the three months ended March 31, 2008. The increase in cost of sales of $558,092 from the first quarter ended March 31, 2008 to the same period in 2009 was primarily a result of an increase in sales of 476%. The margin improvement was a function of i) improved margins due to the transition from Equipment Sales to Factory Sales and ii) swings in the US dollar as compared to the Hungarian Forint.  Specifically, the Cost of Sales in local currency increased by the equivalent of $812,583 and together with reduction in cost of $254,491 due to appreciation in the US Dollar versus the Hungarian Forint netted an increase in Cost of Sales in US currency of $558,092. Absent appreciation of the US dollar, the Cost of Sales would have been $1,083,167 and margins would have been 34.7% as opposed to 50.04% in US dollars in first quarter ended March 31, 2009 and 6.05% in US dollars in the same period in 2008.

Our cost of revenue predominantly consists of the cost of labor, raw materials, depreciation and absorbed indirect manufacturing cost.

Selling, General and Administration Expenses

The following table summarizes our selling, general and administration expense for the three months ended March 31, 2009 and 2008:

Three months ended March 31,	2009	2008
Total selling, general and administration expense	$1,169,787	$941,640

For the three months ended March 31, 2009, selling, general and administrative expenses were $1,169,787 as compared to $941,640 for the three months ended March 31, 2008. The increase in selling, general and administrative expenses of $228,147 is attributable to additional staff, consultants, legal and audit related, an increase in stock based compensation incurred in 2009 of $329,836 as compared with $161,362 in 2008.

Research and development

The following table summarizes our research and development expenses for the three months ended March 31, 2009 and 2008:

Three months ended March 31,	2009	2008
Research and development expenses	$-	$90,000

 Our research and development for the three months ended March 31, 2009 were $-0- compared to $90,000 for the three months ended March 31, 2008. In late 2005, the Company suspended its internal research and development activity and in December 2006 signed a contract for certain research and development activities with Renewable Energy Solutions, Inc. (RESI). This contract - at a rate of $30,000 per month - remained in force through the first four months of 2008. Subsequently the Company suspended the research and development contract with RESI in anticipation of its planned acquisition of Buda Solar, a company with its own internal research and development activity.

Depreciation and amortization

The following table summarizes our depreciation and amortization for the three months ended March 31, 2009 and 2008:

Three months ended March 31,	2009	2008
Depreciation and amortization	$24,050	$35,731

Depreciation and amortization has decreased by $11,681 in the three months ended March 31, 2009 compared to the same period in 2008. The decrease is mainly due to the aging of equipment purchased in previous years, and the company’s ability to increase production incrementally with minimal capital investment.

Interest expense, net

The following table summarizes our interest expense, net for the three months ended March 31, 2009 and 2008:

Three months ended March 31,	2009	2008
Interest expense, net	$268,214	$413,211

Interest expense, net has decreased by $144,997 in the three months ended March 31, 2009 compared to the same period in 2008. The decrease is mainly due to the issuance of shares of common stock in exchange for convertible notes payable in 2008 resulting in the write down of the related debt discount.  The decrease is primarily due to (i) an accelerated recognition of the associated debt discount relating to our convertible debt due to conversions resulting an additional $98,236 in interest expense.

Liquidity and Capital Resources

During the year ended December 31, 2008, Solar Thin Power, Inc., a majority owned subsidiary of the Company, acquired a 15% interest in CG Solar, formerly WeiHai Blue Star Terra Photovoltaic Co., Ltd, a Sino-Foreign Joint Venture Company organized under the laws of the People’s Republic of China for $1,500,000. The investment of $1,500,000 is carried at cost under the cost method of accounting for investment.

As of March 31, 2009, our cash and cash equivalents were $1,909,936, an increase of $1,290,679 from December 31, 2008. As described below, the increase in cash and cash equivalents was principally from (i) $1,481,087 operating activities, net with (ii) $34,672 investment in equipment and loss on foreign currency translation of $155,736.

As of March 31, 2009, we had working capital deficit of $7,422,244. We generated cash flows from operations of $1,481,087 for the three months ended March 31, 2009. This cash flow is primary attributable to our increases in our accounts payable and accrued liabilities of $851,582; an increase advances from customers of $340,783; increase in deferred revenue of $412,251, decrease in accounts receivable of $161,280, decrease in deposits and other current assets of $173,389 along with an increase in inventory of $549,671.  Offset to the increases was a net loss of $544,133, a gain on change in fair value of derivative liability of $12,909, net with depreciation and amortization, amortization of debt discount, deferred compensation and deferred financing costs of $319,028 as well as $329,836 fair value of vested stock options, common stock and warrants issued and loss attributable to non-controlling interests of $349.

Cash flow used by investing activities for the three months ended March 31, 2009 was $34,672, due to the purchase of property and equipment.

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

As at March 31, 2009, the Company’s consolidated current liabilities exceeded its consolidated current assets by $7,422,244.   The Company is currently in default in the payment of certain notes payable aggregating $1.75 million which became due in March 2009, and outstanding accounts payable of approximately $4.8 million are also past due.  Unless the Company is able to obtain additional capital or other financing within the next 60 to 90 days, or sooner, its creditors may sue to collect on their notes and accounts, which action may accelerate the due date of the Company’s other indebtedness aggregating approximately $1.2 million that is not currently in default.  In such event, the Company may be required to seek protection from its creditors under the Federal Bankruptcy Act.  Although the Company is actively pursuing such financing, there is no assurance that it will be obtained on commercially reasonable terms, if at all.  Even if such financing is obtainable, it may be expected that the terms thereof will significantly dilute the equity interests of existing stockholders of the Company.

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

We operate primarily outside of the United States through its wholly owned subsidiary. As a result, fluctuations in currency exchange rates may significantly affect our sales, profitability and financial position when the foreign currencies, primarily the Hungarian Forint, of its international operations are translated into U.S. dollars for financial reporting. In additional, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although we cannot predict the extent to which currency fluctuations may or will affect our business and financial position, there is a risk that such fluctuations will have an adverse impact on the sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

The translation of the Company’s subsidiaries forint denominated balance sheets into U.S. dollars, as of March 31, 2009, has not been affected by the U.S. dollar against the Hungarian forint due to recent strengthening of the U.S. dollar. The currency has changed from 163.9 as of March 31, 2008 to 233.0 as of March 31, 2009, an approximate 42.2% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the three months ended March 31, 2009 and 2008 were 226.43 and 173.23, respectively.

New Accounting Pronouncements Effective January 1, 2009

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Statement No. 133. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted SFAS No. 161 effective January 1, 2009 and addressed the relevant disclosures accordingly.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). In SFAS No. 160, the FASB established accounting and reporting standards that require non-controlling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS No. 160 is effective for annual periods beginning on or after December 15, 2008. Retroactive application of SFAS No. 160 is prohibited. We adopted SFAS No. 160 effective January 1, 2009 which primarily resulted in moving the presentation of non-controlling interest to the “Stockholders’ equity” section of our condensed consolidated balance sheets.

EITF No. 07-1

In December 2007, the FASB issued EITF No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”). EITF No. 07-1 prescribes the accounting for parties of a collaborative arrangement to present the results of activities for the party acting as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF No. 07-1 is effective for collaborative arrangements that exist on January 1, 2009 and application is retrospective. We adopted EITF No. 07-1 effective January 1, 2009 and the adoption had no material effect on our financial position or results of operations.

EITF No. 07-5

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted EITF No. 07-5 effective January 1, 2009 and the adoption resulted in our warrants with anti-dilutive provisions being classified as derivatives in accordance with FASB Statement No. 133.

Recently Issued Accounting Standards

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

•
FASB Staff Position FAS No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, (“FSP FAS No. 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP FAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e., financial and non-financial) and will require enhanced disclosures.

•
FASB Staff Positions FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2”) provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

•
FASB Staff Position FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS No. 107-1 and APB No. 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our consolidated financial statements.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2009.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

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

ITEM 1A.                      RISK FACTORS

There have been no material changes to the risks to our business described in our Annual Report on Form-10-K/A for the year ended December 31, 2008 filed with the SEC on April 23, 2009.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 15, 2009, we issued 325,000 shares of common stock to David Salomon pursuant to an Employment Agreement which we entered into with Mr. Salomon dated as of January 15, 2009.  Such shares were issued to Mr. Salomon as compensation for services to be performed by him on our behalf in his capacity as our Director of Real Estate Development.

           On February 2, 2009, we issued 512 shares of common stock upon conversion by a holder of 16 shares of our Series B-3 preferred stock at a conversion ratio of 32 shares of common stock for each 1 share of Series B-3 preferred stock owned by the holder.

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

ITEM 3.                      DEFAULTS ON SENIOR SECURITIES

The Company is currently in default in the payment of notes aggregating $1.75 million which became due in March 2009, and outstanding accounts payable of approximately $4.8 million are also past due, unless the Company is able to obtain additional capital or other financing within the next 60 to 90 days, or sooner, its creditors may sue to collect on their notes and accounts, which action may accelerate the due date of the Company’s other indebtedness aggregating approximately $1.2 million that is not currently in default.  In such event, the Company may be required to seek protection from its creditors under the Federal Bankruptcy Act.  Although the Company is actively pursuing such financing, there is no assurance that it will be obtained on commercially reasonable terms, if at all.  Even if such financing is obtainable, it may be expected that the terms thereof will significantly dilute the equity interests of existing stockholders of the Company.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q has been identified.

Exhibit No.	Exhibit Name

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2009	SOLAR THIN FILMS, INC.

	By:	/s/ Robert M. Rubin
Robert M. Rubin Chief Executive Officer
(Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)