Form 10-Q
period 2009-06-30
Solar Thin Films, Inc.
filed 2009-08-14
CIK 859792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended     June 30, 2009

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

Number of outstanding shares of the registrant's par value $0.01 common stock, as of August 14, 2009: 90,241,113.

SOLAR THIN FILMS, INC.

FORM 10-Q
INDEX

Cautionary Statement Concerning Forward-Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

•
we have a significant working capital shortage; are currently in default in payment of approximately $1.75 million of indebtedness which became due in March 2009 and approximately $1.2 million of indebtedness which became due in June 2009, and may face litigation or even bankruptcy if we are unable to met our obligations;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SOLAR THIN FILMS, INC
CONDENSED  CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$995,116	$619,257
Accounts receivable, net of allowance for doubtful accounts of $696,067 and $696,067, respectively	949,461	194,341
Accounts receivable, related party, net of allowance for doubtful accounts of $881,863 and $831,863, respectively	450,000	500,000
Inventory	742,332	207,041
Advances to suppliers	369,411	931,370
Note receivable, net of allowance for doubtful accounts of $250,000	-	-
Deposits and other current assets	413,036	378,331
Total current assets	3,919,356	2,830,340

Property, plant and equipment, net of accumulated depreciation of $485,502 and $439,998, respectively	368,167	413,241

Other assets:
Deferred financing costs, net of accumulated amortization of $607,500 and $581,000, respectively	-	26,500
Investments into CG Solar, at cost	1,350,000	1,500,000
Deposits	37,016	38,072
Other assets	1,344	3,893
Total other assets	1,388,360	1,568,465

Total assets	$5,675,883	$4,812,046

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$4,882,342	$4,028,115
Notes payable, current portion	2,923,000	2,560,997
Advances received from customers	242,270	1,969,390
Deferred revenue	1,790,191	33,452
Note payable-other	1,500,000	1,500,000
Total current liabilities	11,337,803	10,091,954

Dividends payable	139,791	143,778
Total long term debt	139,791	143,778

Commitments and contingencies

Stockholder's Deficit
Preferred stock, par value $0.01 per share; 2,700,000 shares authorized:	-	-
Series A Preferred stock, par value $0.01 per share; 1,200,000 shares designated; -0- issued and outstanding at June 30, 2009 and December 31, 2008	-	-
Series B Preferred stock, par value $0.01 per share; 1,500,000 shares designated:	-	-
Series B-1 Preferred stock, par value $0.01 per share, 1,000,000 shares designated, 228,652 issued and outstanding at June 30, 2009 and December 31, 2008	2,286	2,286
Series B-3 Preferred stock, par value $0.01 per share, 232,500 shares designated, 47,502 and 47,518 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	475	475
Series B-4 Preferred stock, par value $0.01 per share, 100,000 shares designated, -0- issued and outstanding at June 30, 2009 and December 31, 2008	-	-
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 58,136,113 and 57,810,601 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	581,361	578,106
Common shares to be issued	1,213,656	-
Additional paid in capital	22,473,767	24,838,003
Treasury stock	(80,000)	(80,000)
Deferred compensation	-	(26,250)
Accumulated deficit	(30,844,969)	(32,549,564)
Accumulated other comprehensive income	851,713	666,670
Total Solar Thin Film's shareholders' deficit	(5,801,711)	(6,570,274)
Non controlling interest	-	1,146,588
Total shareholders' deficit	(5,801,711)	(5,423,686)

Total Liabilities and Stockholders' Deficit	$5,675,883	$4,812,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

REVENUE:
Equipment sales	$-	$728,093	$-	$1,016,087
Factory Sales	4,562,284	-	6,221,024	-
Total revenue	4,562,284	728,093	6,221,024	1,016,087

Cost of sales	3,297,095	662,361	4,125,771	932,945
Gross profit	1,265,189	65,732	2,095,253	83,142

OPERATING EXPENSES:
General, selling and administrative expenses	1,389,308	1,170,399	2,559,095	2,112,039
Research and development	-	90,000	-	180,000
Depreciation and amortization	25,645	37,251	49,695	72,982
Total operating expenses	1,414,953	1,297,650	2,608,790	2,365,021

NET LOSS FROM OPERATIONS	(149,764)	(1,231,918)	(513,537)	(2,281,879)

Other income/(expense):
Foreign currency transaction loss	(193,005)	(70,667)	(105,223)	(29,998)
Interest expense, net	(451,026)	(266,955)	(719,240)	(680,166)
Gain on change in fair value of derivative liability	8,867	-	21,776	-
Impairment on investment	(150,000)		(150,000)	-
Debt acquisition costs	(12,045)	(17,323)	(26,500)	(42,886)
Other income	4,377	(92)	5,645	2,423

Net loss before provision for income taxes	(942,596)	(1,586,955)	(1,487,079)	(3,032,506)

Income taxes	-	-	-	-

Net Loss	(942,596)	(1,586,955)	(1,487,079)	(3,032,506)

Income attributable to noncontrolling interest	(9,121)	(4,926)	(8,771)	(13,013)

NET LOSS ATTRIBUTABLE TO SOLAR THIN FILMS, INC.	$(951,717)	$(1,591,881)	$(1,495,850)	$(3,045,519)

Net loss per common share attributable to SOLAR THIN FILMS, INC. (basic and fully diluted)	$(0.02)	$(0.03)	$(0.03)	$(0.05)

Weighted average shares outstanding (basic and fully diluted)	58,136,113	57,658,370	58,109,055	57,531,475

Comprehensive Loss:
Net Loss	$(942,596)	$(1,586,955)	$(1,487,079)	$(3,032,506)
Foreign currency translation gain	219,686	108,340	185,043	216,022

Comprehensive Loss	(722,910)	(1,478,615)	(1,302,036)	(2,816,484)
Comprehensive loss attributable to the non controlling interest	(9,121)	(4,926)	(8,771)	(13,013)
Comprehensive loss attributable to Solar Thin Films, Inc.	$(732,031)	$(1,483,541)	$(1,310,807)	$(2,829,497)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
TWELVE MONTHS ENDED DECEMBER 31, 2008 AND SIX MONTHS ENDED JUNE 30, 2009
(UNAUDITED)

	SOLAR THIN FILMS, INC.
	Preferred Series B-1		Preferred Series B-3		Common shares		Shares
	Shares	Amount	Shares	Amount	Shares	Amount	To be issued
Balance, December 31, 2007	228,652	$2,286	47,518	$475	57,012,601	$570,126	$-
Issuance of 595,000 shares of common stock in exchange for convertible notes payable	-	-	-	-	595,000	5,950	-
Fair value of vested portion of employee options issued	-	-	-	-	-	-	-
Sale of then majority owned subsidiary common stock by subsidiary	-	-	-	-	-	-	-
Reduction in ownership of majority owned subsidiary	-	-	-	-	-	-	-
Issuance of 199,000 shares of common stock in exchange for convertible notes payable	-	-	-	-	199,000	1,990	-
Issuance of 4,000 shares of common stock in exchange for convertible notes payable	-	-	-	-	4,000	40	-
Amortization of deferred compensation	-	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-
Balance, December 31, 2008	228,652	2,286	47,518	475	57,810,601	578,106	-
Cumulative effect of a change in accounting principle-adoption of EITF 07-05 effective January 1, 2009	-	-	-	-	-	-	-
Issuance of 325,000 shares of common stock in exchange for services to be rendered	-	-	-	-	325,000	3,250	-
Issuance of 512 shares of common stock in exchange for 16 Preferred Series B-3 shares	-	-	(16)	-	512	5	-
Change in then majority owned subsidiary equity	-	-	-	-	-	-	-
Fair value of vested portion of employee options issued	-	-	-	-	-	-	-
Change in fair value of re priced vested employee options	-	-	-	-	-	-	-
Issuance of then majority owned subsidiary common stock for services	-	-	-	-	-	-	-
Fair value of warrants issued in exchange for services to be rendered	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-
Common stock to be issued in exchange for non controlling interest in then majority owned subsidiary	-	-	-	-	-	-	1,213,656
Foreign currency translation gain	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-
Balance, June 30, 2009	228,652	$2,286	47,502	$475	58,136,113	$581,361	$1,213,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
TWELVE MONTHS ENDED DECEMBER 31, 2008 AND THREE MONTHS ENDED JUNE 30, 2009
(UNAUDITED)

	SOLAR THIN FILMS, INC.
				Other			Total
	Additional	Deferred	Treasury	Comprehensive	Accumulated	Non controlling	Stockholders'
	Paid in Capital	Compensation	Stock	Income (loss)	Deficit	Interest	Deficit
Balance, December 31, 2007	$22,857,742	$(79,750)	$(80,000)	$441,044	$(24,075,554)	$999,496	$635,865
Issuance of 595,000 shares of common stock in exchange for convertible notes payable	589,050	-	-	-	-		595,000
Fair value of vested portion of employee options	1,085,016	-	-	-	-		1,085,016
Sale of then majority owned subsidiary common stock by subsidiary	105,225	-	-	-	-	44,775	150,000
Reduction in ownership of then majority owned subsidiary	-	-	-	-	-	170,221	170,221
Issuance of 199,000 shares of common stock in exchange for convertible notes payable	197,010	-	-	-	-	-	199,000
Issuance of 4,000 shares of common stock in exchange for convertible notes payable	3,960	-	-	-	-	-	4,000
Amortization of deferred compensation	-	53,500	-	-	-	-	53,500
Foreign currency translation gain	-	-	-	225,626	-	-	225,626
Net loss	-	-	-	-	(8,474,010)	(67,904)	(8,541,914)
Balance, December 31, 2008	24,838,003	(26,250)	(80,000)	666,670	(32,549,564)	1,146,588	(5,423,686)
Cumulative effect of a change in accounting principle-adoption of EITF 07-05 effective January 1, 2009	(3,222,222)	-	-	-	3,200,445	-	(21,777)
Issuance of 325,000 shares of common stock in exchange for services to be rendered	74,750	-	-	-	-	-	78,000
Issuance of 512 shares of common stock in exchange for 16 Preferred Series B-3 shares	(5)	-	-	-	-	-	-
Change in then majority owned subsidiary equity	(9,156)	-	-	-	-	9,156	-
Fair value of vested portion of employee options granted	524,198	-	-	-	-	-	524,198
Change in fair value of re priced vested employee options	45,493	-	-	-	-	-	45,493
Issuance of then majority owned subsidiary common stock for services	-	-	-	-	-	49,141	49,141
Fair value of warrants issued in exchange for services to be rendered	222,706	-	-	-	-	-	222,706
Amortization of deferred compensation	-	26,250	-	-	-		26,250
Common stock to be issued in exchange for non controlling interest in then majority owned subsidiary	-	-	-	-	-	(1,213,656)	-
Foreign currency translation gain	-	-	-	185,043	-		185,043
Net loss	-	-	-	-	(1,495,850)	8,771	(1,487,079)
Balance, June 30, 2009	$22,473,767	$-	$(80,000)	$851,713	$(30,844,969)	$-	$(5,801,711)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Solar Thin Films, Inc.	$(1,495,850)	$(3,045,519)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	70,769	100,198
Bad debt	50,000	-
Impairment of investment	150,000	-
Income attributable to noncontrolling interest, net of tax	8,771	13,013
Amortization of deferred financing costs	26,500	42,886
Amortization of debt discounts	362,003	642,309
Amortization of deferred compensation costs	26,250	21,750
Stock based compensation	643,104	381,905
Change in fair value of derivative liability	(21,776)	-
Common stock of then majority owned subsidiary issued for services	49,141	-
Changes in operating assets and liabilities:
Accounts receivable	(673,187)	27,076
Accounts receivable, related party	-	124,041
Inventory	(478,911)	(794,211)
Note receivable	-	(250,000)
Advances to suppliers	615,620	-
Deposits and other current assets	(10,939)	(58,759)
Other assets	164,838	809
Accounts payable and accrued liabilities	818,654	282,892
Advances received from customers	(1,480,464)	982,376
Deferred revenue	1,555,029	-
Net cash provided by (used in) operating activities	379,552	(1,529,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	-	(1,500,000)
Acquisition of property, plant and equipment	(41,015)	(120,963)
Net cash used in investing activities	(41,015)	(1,620,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock by then majority owned subsidiary	-	150,000
Net cash provided by financing activities	-	150,000

Effect of currency rate change on cash	37,322	216,022

Net increase (decrease) in cash and cash equivalents	375,859	(2,784,175)
Cash and cash equivalents at beginning of period	619,257	4,157,476
Cash and cash equivalents at end of period	$995,116	$1,373,301

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$978	$2,191
Cash paid during the period for taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services to be rendered	$78,000	$-
Options granted and re-priced for services rendered	$569,691	$-
Fair value of warrants issued for services to be rendered	$222,706	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the three and six-month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company's Form 10-K/A filed with the SEC on April 23, 2009.

The consolidated financial statements as December 31, 2008 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Business and Basis of Presentation

The Company is incorporated under the laws of the State of Delaware, and is in the business of designing, manufacturing and marketing “turnkey” systems and equipment for the manufacture of low cost solar modules on a world-wide basis.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Superior Ventures Corp. and Kraft Elektronikai Zrt. (“Kraft”) and majority owned subsidiary, Solar Thin Power, Inc. (“Solar Thin Power”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company consummated an Agreement and Plan of Merger dated June 30, 2009 (the “Agreement”) with Solar Thin Power and its shareholders, pursuant to which Solar Thin Power was merged with and into the Company (the “Merger”).  Following the Merger, effective on June 30 2009, Solar Thin Power is operated as a division of the Company (see Note 14).

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts and notes receivable was $1,827,930 and $1,777,930 as of June 30, 2009 and December 31, 2008, respectively. As of December 31, 2008, the Company determined accounts receivable, related party of $831,863, trade receivables of $696,067 and a note receivable of $250,000 were impaired and accordingly recorded an allowance for doubtful accounts. During the six months ended June 30, 2009, the Company estimated and recorded an additional allowance on accounts receivable, related party of $50,000 based on a proposed Equity Transfer Agreement the Company expected to execute subsequent to the date of the financials statements (Note 20).

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of June 30, 2009 and December 31, 2008 amounted to $1,790,191 and $33,452, respectively. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the Company. There were no bill and hold transactions at June 30, 2009 and December 31, 2008.

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
JUNE 30, 2009

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

The Company is expecting to execute an Equity Transfer Agreement pursuant to which the Company agreed to transfer its investment in CG Solar to a third party in exchange for considerations of $1,350,000 (see Note 20). Accordingly at June 30, 2009, the Company determined that CG Solar investment was impaired and charged to current period operations an impairment of $150,000.

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
JUNE 30, 2009

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

The Company accrued a provision for product warranty costs of approximately $180,000 during 2007; of which approximately $85,000 was utilized during the year ended December 31, 2007. During 2008 an additional $73,000 in warranty costs were accrued and a total of $108,070 was utilized, leaving a balance of approximately $59,930 remaining as of December 31, 2008. During the first six months of 2009 the Company accrued an additional $79,770 in warranty costs as a result of shipments to Grupo Unisolar, and did not incur any product warranty costs, leaving a balance of $139,700 in product warranty provision as of June 30, 2009.

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

Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to products are expensed in the period incurred. The Company incurred expenditures of $-0- and $90,000 on research and product development for the three month periods ended June 30, 2009 and 2008, respectively; and $-0- and $180,000 for the six month periods ended June 30, 2009 and 2008, respectively.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform with the current year’s presentation. These reclassifications had no effect on reported income or losses.

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
JUNE 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted SFAS 123 (R) “Share-Based Payment” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under SFAS 123(R) for the three month and six month periods ended June 30, 2009 was $313,269 and $643,105, respectively and $220,543 and $381,905 for the three and six month period ended June 30, 2008, respectively.

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
JUNE 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to our convertible notes, warrants and stock options.  Diluted net (loss) income per share is calculated by including potentially dilutive share issuances in the denominator.  However, diluted net (loss) income per share for the three and six month periods ended June 30, 2009 and 2008 does not reflect the effects of 1,533,514 and 1,534,026 shares potentially issuable upon conversion of our convertible preferred shares as of June 30, 2009 and 2008, respectively, 2,423,000 and 2,450,000 shares potentially issuable upon the conversion of convertible debt as of June 30, 2009 and 2008, respectively and -0- and 1,265,894 shares potentially issuable upon the exercise of the Company's stock options and warrants (calculated using the treasury stock method) as of June 30, 2009 and 2008, respectively. These potentially issuable shares would have an anti-dilutive effect on our net (loss) income per share.

Liquidity

The Company has incurred a net loss of $1,495,850 and $3,045,519 for the six month periods ended June 30, 2009 and 2008, respectively. In addition, the Company has negative working capital of $7,418,447 at June 30, 2009.

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
JUNE 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
JUNE 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

These standards were effective for periods ending after June 15, 2009. The adoption of these accounting standards had no material effect on our financial position or results of operations.

SFAS No. 165

In May 2009, the FASB issued SFAS 165, “Subsequent Events”. We adopted SFAS No. 165 for the Quarterly Report for the period ending June 30, 2009.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events, including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statement and disclosures regarding all subsequent events.  SFAS 165 also requires a public entity to disclose the date through which an entity has evaluated subsequent events.  We have evaluated subsequent events through August 14, 2009 as disclosed in Note 20.

SFAS No. 166

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140,” which eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for periods beginning after November 15, 2009. The Company is evaluating the impact of SFAS 166 on its consolidated financial statements.SFAS No. 167

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires additional disclosures. SFAS 167 is effective for periods beginning after November 15, 2009. The Company is evaluating the impact of SFAS 167 on its consolidated financial statements.

SFAS No. 168

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also included in the Codification as sources of authoritative US GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this rule will not affect reported results of operations, financial condition or cash flows. The Company will implement SFAS 168 in its third quarter Form 10-Q by updating the previous FASB references to the Codification.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $1,495,850 and $3,045,519 for the six month periods ended June 30, 2009 and 2008, respectively. Additionally, the Company has negative working capital of $7,418,447 as of June 30, 2009. The Company is currently in default in the payment of certain notes payable.  These factors among others raised substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of June 30, 2009 and December 31, 2008 consist of the following.

	June 30, 2009	December 31, 2008
Work in Progress	$685,468	$103,919
Raw Materials	56,864	103,122
	$742,332	$207,041

NOTE 4 - NOTE RECEIVABLE

Note receivable consists of the following:

	June 30, 2009	December 31, 2008
Note receivable, 7% per annum, secured and due June 10, 2009	$250,000	$250,000
Less: allowance for doubtful accounts	(250,000)	(250,000)
Net	$-	$-

The Company’s note receivable along with accrued interest was due on June 10, 2009 and can be prepaid at any time without penalty or premium. The note is secured by the Solar Thin Power, Inc’s common stock held by certain shareholders. At December 31, 2008, management determined the collectibility may be impaired and accordingly recorded an allowance for doubtful accounts with a current period charge to the Company’s operations.  There was no change in allowance for doubtful accounts at June 30, 2009.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 5 – DEPOSITS AND OTHER CURRENT ASSETS

Deposits and other current assets are comprised of the following:

	June 30, 2009	December 31, 2008
Real estate deposits, net of liquidated damages (see below)	$-	$194,254
Common stock and warrants issued for services to be rendered	227,293	-
Tax receivable	179,677	176,601
Other	6,066	7,476
Total	$413,036	$378,331

On August 20, 2008, the Company entered into a contract (the “Contract”) to purchase certain property, plant and equipment, including all buildings and improvements, all fixtures and equipment attached to the property and certain equipment for a purchase price of $4,550,000.  In conjunction with the purchase, the Company made a wire transfer of a $30,000 non-refundable initial down payment upon signing of the agreement to an escrow account.  In addition, the Company made a $425,000 second down payment, which was subject to an environmental testing result.  The initial closing was scheduled on September 26, 2008.  The closing date was then adjourned in order to complete the Phase I environmental assessment and to address any issues identified.  Subsequently the Company had identified an environmental condition, which it believed might lead to contamination, and determined not to purchase the property.

The Company then negotiated a refund in the amount of $194,254 and accounted for the liquidated damages of $260,746 as loss on settlement of real estate deposits in the Company’s other expenses for the year ended December 31, 2008. The Company received the refund of $194,254 during the period ended June 30, 2009.

In January 2009, the Company issued 325,000 shares of its Common Stock in exchange for services to be rendered through January 2011 (Note 12). The shares of Common Stock were valued at $78,000, which was estimated to be approximate the fair value of the Company's common shares during the period covered by the consulting agreement. The Company amortized and charged to operations a stock-based compensation expense of $9,723 and $17,737 during the three and six month period ended June 30, 2009.

In April 2009, the Company issued to a consultant 2,000,000 warrants to purchase Solar Thin Power common stock at $0.20 per share exercisable over three years (Note 16).  The warrants vested immediately and were issued for services to be rendered for a period of one year. Effective June 30, 2009, in conjunction with the merger of Solar Thin Power (Note 14), the Company exchanged the issued warrants to warrants to purchase the Company's common stock with the same terms and conditions.  The fair value of the issued warrants of $222,706 was determined using the Black Scholes Option Pricing Model. The Company amortized and charged to operations a stock-based compensation expense of $55,676 during the three and six month period ended June 30, 2009.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009	December 31, 2008
Land and buildings	$217,880	$223,132
Furniture and fixture	77,907	78,644
Machinery, plant and equipment	557,882	551,463
Total	853,669	853,239

Accumulated depreciation	(485,502)	(439,998)
Property and equipment	$368,167	$413,241

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

Depreciation and amortization expense was $37,236 and $50,276 for the three month periods ended June 30, 2009 and 2008, respectively, of which $11,591 and $13,025 was included as part of cost of sales for the three month periods ended June 30, 2009 and 2008, respectively.

Depreciation and amortization expense was $70,769 and $100,198 for the six month periods ended June 30, 2009 and 2008, respectively, of which $21,074 and $27,216 was included as part of cost of sales for the six month periods ended June 30, 2009 and 2008, respectively.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
Accounts payable	$595,742	$149,324
Other accrued expenses, including a penalty in the amount of $720,000 in connection with liquidating charges as of June 30, 2009 and December 31, 2008	2,108,150	2,068,591
R Redemption penalty relating to convertible debentures, see Note 10 below	293,250	-
Accrued interest, see Note 8 below	1,885,200	1,810,200
	$4,882,342	$4,028,115

As described on Note 17 below, the Company entered into a stock exchange agreement.  As such, the Company recorded estimated legal and other related costs of $500,000 as other accrued expenses for service rendered during the year ended December 31, 2008.

NOTE 8 - NOTES PAYABLE OTHER

A summary of notes payable other at June 30, 2009 and December 31, 2008 consists of the following:

	June 30, 2009	December 31, 2008
Demand note payable: interest payable at 8.0% per annum (default rate of 10% per annum); unsecured	$1,500,000	$1,500,000
	$1,500,000	$1,500,000

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

NOTE 9- DIVIDENDS PAYABLE

In 2000 and 2001, the Company’s wholly owned subsidiary declared a dividend to its shareholders. However based on the Company’s limited financial resources it has been unable to pay it. The shareholders have conceded the deferment of this dividend until the Company financially can afford paying it. At June 30, 2009 and December 31, 2008, the outstanding balance was $139,791 and $143,778, respectively. The underlying liability is in the local currency. Changes in the recorded amounts are related to the changes in the currency exchange rates.

 SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 10- PRIVATE PLACEMENT OF CONVERTIBLE NOTES AND NOTE PAYABLE

A summary of convertible notes payable at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Convertible notes payable (“March 2006”) non-interest bearing; secured and due March 2009. The Company is currently in default under the terms of this note agreement.	1,250,000	1,250,000
Debt Discount, net of accumulated amortization of $1,250,000 and $1,165,525, respectively	( -)	(84,475)
Net	1,250,000	1,165,525
Convertible notes payable (“June 2006”), non- interest bearing; secured and due June 2009; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a rate of $1.00 per share. The Company is currently in default under the terms of this agreement	1,173,000	1,173,,000
Debt Discount, net of accumulated amortization of $1,173,000 and $895,472, respectively	( -)	(277,528)
Net	1,173,000	895,472

Note payable, non interest bearing, due March 4, 2009. The Company is currently in default under the terms of the note agreement.	500,000	500,000

Total	2,923,000	2,560,997
Less Current Maturities	(2,923,000)	(2,560,997)
Convertible notes payable – long-term portion	$-	$-

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
JUNE 30, 2009

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

The Company amortized the Convertible Notes’ debt discount and recorded non-cash interest expense of $-0- and $84,475 during the three and six month periods ended June 30, 2009, respectively; and $110,223 and $220,446 during the three and six month periods ended June 30, 2008, respectively.

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

The June 2006 Notes are interest free and matured in June 2009 and are convertible into the Company’s common stock, at the June 2006 Investors’ option, at a conversion price equal to $1.00 per share (Note 11).

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

The Company amortized and wrote off the Convertible Notes’ debt discount and recorded a non-cash interest expense of $125,226 and $277,528 for the three and six month period ended June 30, 2009, respectively; and $280,631 and $642,310 for the three and six month period ended June 30, 2008, respectively.

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
JUNE 30, 2009

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

The Company granted the Investors of the June 2006 Financing a first priority security interest in all of its assets. In addition, the Company pledged 100% of the shares (the “Pledged Shares”) held in its wholly owned subsidiary, Kraft Elektronikai Zrt (“Kraft”), as collateral to the Investors. The Company did not repay the note at its maturity in June 2009. As a result of the default, the Investors may seek a redemption premium equal to 125% of the outstanding principal amount.  At June 30, 2009, the Company had accrued redemption penalty in an aggregate amount of $293,250, which represents the redemption premium in excess of the outstanding notes principal of $1,173,000 that was included in the Company’s current liabilities. As of June 30, 2009, one Investor has submitted an event of default redemption notice to the Company seeking payment of $153,750.
The Company has been actively and diligently engaging in negotiations with the Investors in order to reach an amicable resolution, including, without limitation, entering into extension, forbearance or other agreements, which the Company anticipates completing in the third quarter of fiscal 2009. In addition, the Company has been actively seeking sources of financing in order to repay the outstanding debt owed to the Investors. Notwithstanding the foregoing, there can be no assurance that the Company will enter into definitive agreements to consummate either of the transactions described above.  If the Company is unable to enter into extension, forbearance or other agreements with the Investors, or is unable to obtain financing on terms acceptable to the Company in order to repay the outstanding debt owed to the Investors, the Investors may elect to exercise their first priority security interest in all of the assets of the Company, as well as sell, transfer or assign the Pledged Shares.  In such event, the Company may be required to cease operations and/or seek protection from its creditors under the Federal Bankruptcy Act.

Note payable

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

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 11 – DERIVATIVE LIABILITY (continued)

Upon the Company’s adoption of EITF No. 07-05 on January 1, 2009, the Company determined that the warrants did not qualify for a scope exception under SFAS No. 133 as they were determined to not be indexed to the Company’s stock as prescribed by EITF No. 07-05.  On January 1, 2009, the warrants, under EITF No. 07-05, were reclassified from equity to derivative liability for the then relative fair market value of $3,222,222 and marked to market.  The Company determined the fair value of these reset provisions at January 1, 2009 was $21,777 as the initial fair value at the adoption date of EITF No. 07-05.  The value of the warrants decreased by $3,200,445 from the warrants issuance date to the adoption date of EITF No. 07-05, January 1, 2009.  As of January 1, 2009, the cumulative effect in adopting EITF No. 07-05 was a reduction to additional paid in capital of $3,222,222 to reclassify the warrants from equity to derivative liability and a decrease in accumulated deficit of $3,200,446 as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and January 1, 2009.  At March 31, 2009, the warrant liability was marked to market and the Company recorded a gain of $12,909 due to the decrease in the fair value related to these instruments during the first quarter of fiscal 2009.  Under EITF 07-05, the warrants will be carried at fair value and adjusted at each reporting period. In June 2009, the warrants expired and the related warrant liability adjusted to $-0-.

The fair value of the warrants at the adoption date of EITF 07-05 was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: -0-%; volatility: 97.17%, risk free rate: 0.27% to 0.37%, expected term: 0.43 to 1.43 years.

NOTE 12- CAPITAL STOCK

Preferred Stock

The Company has authorized 2,700,000 total shares of preferred stock.

The Board of Directors designated 1,200,000 shares as Series A 12.5% cumulative preferred stock (“Series A Preferred Stock”), with a par value of $0.01 per share. The preferred stock is entitled to preference upon liquidation of $0.63 per share for any unconverted shares. As of June 30, 2009 and December 31, 2008, there were no shares of Series A Preferred Stock issued and outstanding.

The Board of Directors has designated a total of 1,500,000 shares of Series B Preferred Stock:

•
The Board of Directors has designated 1,000,000 shares of its preferred stock as Series B-1 Preferred Stock (“B-1 Preferred”). Each share of Series B-1 Preferred Stock is entitled to preference upon liquidation of $2.19 per share for any unconverted shares. Each shares of the Series B-1 Preferred shall be entitled to one (1) vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Seventeen (17) Series B-1 Preferred shares may be converted to one (1) share of the Company’s common stock. As of June 30, 2009 and December 31, 2008 there were 228,652 shares of Series B-1 Preferred issued and outstanding.

•
The Board of Directors has designated 232,500 shares of its preferred stock as Series B-3 Preferred Stock (“B-3 Preferred”). Each share of the Series B-3 Preferred shall be entitled to thirty two (32) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Each Series B-3 Preferred share may be converted to thirty two (32) shares of the Company’s common stock. As of June 30, 2009 and December 31, 2008, there were 47,502 and 47,518 shares of Series B-3 Preferred issued and outstanding, respectively.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 12- CAPITAL STOCK (continued)

•
In June 2006 the Board of Directors designated 100,000 shares of its preferred stock as Series B-4 Preferred Stock (“B-4 Preferred”).  Upon the filing of an amendment which increased the number of authorized common shares such that there was an adequate amount of authorized common stock per issuance upon conversion of the Series B-4 Preferred, the Series B-4 Preferred shares automatically converted to shares of the Company's common stock at a rate of three hundred fifty (350) common shares for each share of Series B-4 Preferred. During the year ended December 31, 2007, 95,500 shares of Series B-4 Preferred were converted into 33,425,000 shares of the Company’s common stock. As of June 30, 2009 and December 31, 2008, there were no shares of Series B-4 Preferred issued and outstanding.

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

On February 9, 2007, the Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.01 per share. As of June 30, 2009 and December 31, 2008, there were 58,136,113 and 57,810,601 shares of common stock issued and outstanding, respectively.

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

In January 2009, the Company issued 325,000 shares of its Common Stock in exchange for services to be rendered through January 2011. The shares of Common Stock were valued at $78,000, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the consulting agreement. The Company amortized and charged to operations a stock-based compensation expense of $17,737 during the six month period ended June 30, 2009.

In February 2009, the Company issued 512 shares of its Common Stock in conversion of 16 shares of Series B-3 Preferred Stock.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 12- CAPITAL STOCK (continued)

Pursuant to the Agreement and Plan of Merger dated June 30, 2009 (the “Agreement”) with Solar Thin Power, Inc. and its shareholders, the shareholders of Solar Thin Power, other than the Company, will receive an aggregate of 32,105,000 shares of the Company’s common stock (see Note 14). These shares have not been issued as of June 30, 2009. The Company accounted for the shares to be issued upon the effective of the Agreement and the consummation of the Merger on June 30, 2009, and the non-controlling interest in Solar Power was eliminated as of June 30, 2009.

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

The Company had related party trade receivables of $1,197,548 from RESI as of December 31, 2008 from the Blue Star Contract and $134,315 from another project. RESI assumed the trade payable from Terrasolar upon assumption of the Blue Star contract in April 2007 and made several payments during 2007. The Company has decided to reserve $831,863 out of the total balance of $1,331,863 related party trade receivable based on management’s evaluation of the related party’s current financial condition as of December 31, 2008. During the period ended June 30, 2009, the Company estimated and recorded an additional allowance of $50,000 based on a proposed Equity Transfer Agreement the Company expected to execute subsequent to the date of the financials statements (Note 20).

The Company signed a cooperative Research and Development Contract, and a Marketing and Manufacturing Facility Turn On Function Contract with RESI on December 20, 2006 and January 30, 2007, respectively. Zoltan Kiss, the Company’s former Chairman of the Board, is Chairman and majority shareholder of RESI. Payments made to RESI under the Research and Development Contract were $-0- and $180,000 for the six month periods ended June 30, 2009 and 2008, respectively. No payments have been made to RESI under the Marketing and Manufacturing Facility Turn On Function Contract for the three and month periods ended June 30, 2009 and 2008.

During 2008, the Company also entered into a Settlement Agreement with Zoltan Kiss, replacing both the Research and Development Contract and the Marketing Contract.

There were no related party sales and/or cost of sales for the three and six month periods ended June 30, 2009 and 2008.

The Company has a dividend payment obligation due to the former shareholders valued at $139,791 and $143,778 as of June 30, 2009 and December 31, 2008, respectively.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 14 – NON CONTROLLING INTEREST

Formation and Merger of Subsidiary

On October 18, 2007, the Company organized a wholly owned subsidiary, Solar Thin Power, Inc. (“Solar Thin Power”) under the laws of the state of Nevada. On October 24, 2007, Solar Thin Power issued 50,000,000 shares of its common stock in exchange for services rendered to the Company and 14,500,000 common shares for services to be performed.  On December 19, 2007 and January 23, 2008, Solar Thin Power completed the sale of 7,070,000 shares of its common stock at a net sales price of $0.4948 per share.  In conjunction with the sale of the common stock of Solar Thin Power, the Company issued 3,685,000 warrants to purchase shares in the Company’s common stock at $3.30 per share for five years (Note 16).

On June 30, 2009, pursuant to the Company’s Agreement and Plan of Merger (the “Agreement”) with Solar Thin Power and its shareholders, Solar Thin Power was merged with and into the Company (the “Merger”).  Following the Merger effective on June 30, 2009, Solar Thin Power is operated as a division of the Company and will seek to facilitate power projects and joint ventures designed to provide solar electricity using thin film a-Si solar modules.

Under the terms of the Merger:

•
the shareholders of Solar Thin Power, other than the Company, will receive an aggregate of 32,105,000 shares of the Company’s common stock, or one and one-half shares of Company common stock for each share of Solar Thin Power common stock owned by them;

•
each full share of Solar Thin Power common stock that is issuable upon exercise of any Solar Thin Power warrants as at the effective time of the Merger will be converted into and exchanged for the right to purchase or receive one full share of the Company’s common stock upon exercise of such Solar Thin Power warrants; and

•	all of the 43,000,000 shares of Solar Thin Power common stock owned by the Company will be cancelled.

For the period from October 18, 2007 (date of incorporation) to June 30, 2009, Solar Thin Power, Inc. had total revenue of $0, net income of $24,624 and $43,298 for the six month periods ended June 30, 2009 and 2008, respectively, mainly attributable to accrued interest receivable, and a total accumulated deficit of $273,507 at June 30, 2009.  Prior to the Merger on June 30, 2009, the Company owned a 63.64% interest in Solar Thin Power. Upon the Merger effective on June 30, 2009, the Company accounted for the 32,105,000 shares of its common stock to be issued and eliminated the non controlling interests on its consolidated balance sheets; and the consolidated results of operations and cash flows reflected an elimination of 36.36% of Solar Thin Power financial results for the period prior to the Merger that pertain to the non controlling interest shareholders of Solar Thin Power.

The following table summarizes the changes in Non Controlling Interest from December 31, 2007 to June 30, 2009:

Balance as of December 31, 2007	$999,496
Period loss applicable to non controlling interest for 2008	(67,904)
Dilution of ownership interest from 70.15% ownership to 65.12% through issuance of Solar Power’s common stock by the Company for services rendered	214,996
Balance as of December 31, 2008	1,146,588
Period income applicable to non controlling interest for the six months ended June 30, 2009	8,771
Dilution of ownership interest related to change in equity of non controlling interest	9,156
Dilution of ownership interest from 65.12% to 63.64% through issuance of Solar Power’s common stock by Company for services rendered	49,141
Common stock to be issued in exchange for the outstanding non controlling interest	(1,213,656)
Balance as of June 30, 2009	$-

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 14 – NON CONTROLLING INTEREST (continued)

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

The Company follows the SFAS No. 5, “Accounting for Contingencies” in accounting for this put liability, which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable. At December 31, 2008, the Company believed that its obligations under the put option are not probable due to the fact that it was anticipated that Solar Thin Power will enter into an agreement with the Company to merge with and into the Company prior to the Effective Date.  Upon the execution of the Agreement and Plan of Merger (the “Agreement”) with Solar Thin Power, Inc. and its shareholders, and the closing of the acquisition effective June 30, 2009, the put liability had been eliminated at June 30, 2009.

NOTE 15- ECONOMIC DEPENDENCY

During the six month period June 30, 2009, $6,221,024 or 100% of the total revenues were derived from one customer; for the six month period ended June 30, 2008; $1,016,087 or 100% were derived from another customer.

NOTE 16 – STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at June 30, 2009:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.20	2,000,000	2.75	$0.20	2,000,000	$0.20
1.00	333,334	0.97	1.00	333,334	1.00
2.20	3,000,000	0.96	2.20	—	-
3.30	6,685,000	2.31	3.30	3,685,000	3.30
Total	12,018,334	2.01	$2.45	6,018,334	$2.15

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 16 – STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	16,343,334	$2.68
Granted	300,000	3.30
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	16,643,334	2.69
Granted	2,000,000	0.20
Exercised	—	—
Canceled or expired	(6,625,000)	(2.38)
Outstanding at June 30, 2009	12,018,334	$2.45

In conjunction with the sale of the common stock of the Company’s then majority owned subsidiary, Solar Thin Power, Inc., the Company issued 300,000 warrants during the year ended December 31, 2008 to purchase the Company’s common stock at $3.30 per share exercisable until five years from the date of issuance. During the period ended June 30, 2009, 625,000 warrants issued to a placement agent and 6,000,000 warrants issued to Investors in connection with June 2006 financing during the year ended December 31, 2006 (Note 10) expired.

On April 1, 2009, the Company issued to a consultant 2,000,000 warrants to purchase Solar Thin Power common stock at $0.20 per share exercisable over three years. The warrants vested immediately and were issued for services to be rendered for a period of one year. Effective June 30, 2009, in conjunction with the merger of Solar Thin Power (See Note 14), the Company exchanged the issued warrants to warrants to purchase the Company’s common stock with the same terms and conditions. The fair value of the issued warrants of $222,706 was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.16%
Expected stock price volatility	103.89%
Expected dividend payout	—
Expected option life-years (a)	3

(a) The expected warrant life is based on contractual expiration dates.

The Company amortized and charged to operations a stock-based compensation expense of $55,676 during the three and six month period ended June 30, 2009.

Stock options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees and directors of the Company at June 30, 2009:

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 16 – STOCK OPTIONS AND WARRANTS (continued)

Stock options (continued)

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.18	3,000,000	7.97	$0.18	3,000,000	$0.18
$0.42	500,000	4.32	$0.42	111,111	$0.42
$0.75	630,000	8.75	$0.75	525,111	$0.75
$2.07	15,625	0.45	$2.07	15,625	$2.07
Total	4,145,625	7.62	$0.31	3,651,847	$0.28

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of	Price
	Shares	Per Share
Outstanding at December 31, 2007:	3,015,625	$0.55
Granted	1,770,000	0.66
Exercised	—	—
Canceled or expired	(40,000)	(2.18)
Outstanding at December 31, 2008:	4,745,625	$0.59
Granted	-	-
Exercised	-	-
Canceled or expired	(600,000)	(0.80)
Outstanding at June 30, 2009:	4,145,625	$0.31

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

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 16 – STOCK OPTIONS AND WARRANTS (continued)

Stock options (continued)

During the six month period ended June 30, 2009, the Company canceled 600,000 unvested stock options and re-priced certain employee options initially with exercise price of $0.533 to $0.18 per share with other terms remaining the same.  The re-priced stock options were originally granted and fair valued in June 2007, and the original fair value was amortized over the vesting period of two years.  The Company had amortized and charged to operations the entire original value of the options as of the second quarter of fiscal 2009.  In addition, upon the modification of the exercise price of these options during the six months ended June 30, 2009, the Company calculated the fair value of the fully vested re-priced options based on the modified terms, and additional compensation of $45,494 was charged to current period operations.

Stock-based compensation expense in connection with stock options granted, vested and re-priced in the aggregate amount of $239,855 and $220,544 was charged to operating results in connection with the stock options grant for the three month periods ended June 30, 2009 and 2008, respectively.

Stock-based compensation expense in connection with stock options granted, vested and re-priced in the aggregate amount of $569,691 and $381,905 was charged to operating results in connection with the stock options grant for the six month periods ended June 30, 2009 and 2008, respectively.

The fair values of the fully vested re-priced employee options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	103.89%
Risk free rate:	2.25%
Expected option life-years (a)	8.17

(a) The expected option life is based on contractual expiration dates.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Lease agreement

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. In November 2007, the terms of the lease agreement were modified effectively increasing the monthly rent to $20,800 per month starting on January 1, 2008 for the next three years through December 31, 2010. The minimum future cash flow for the leases at June 30, 2009 is as follows:

Amount:

Six months ending December 31, 2009	$124,800
Year ending December 31, 2010	$249,600
Total	$374,400

Rent expense amounted to $71,775 and $71,998 for the three month periods ended June 30, 2009 and 2008, respectively.

Rent expense amounted to $134,709 and $140,297 for the six month periods ended June 30, 2009 and 2008, respectively.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 17 - COMMITMENTS AND CONTINGENCIES (continued)

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

Grace Brothers Ltd. vs. Solar Thin Films, Inc. (Supreme Court, New York State, New York County). On March 4, 2009, Grace Brothers Ltd. brought an action against the Company in the Supreme Court of the State of New York, County of New York, seeking damages of approximately $255,000 in alleged registration delay penalties.  On July 16, 2009, the Company filed its answer to the complaint denying all of Grace’s allegations.  We are attempting to resolve the matter amicably. However, in the event litigation proceeds, it will be aggressively defended.  Management believes that the plaintiff’s suit is without merit, and further believes the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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
JUNE 30, 2009

NOTE 17 - COMMITMENTS AND CONTINGENCIES (continued)

Product Warranty Obligation

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with the FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees.” The range for the warranty coverage for the Company’s products is up to 18 to 24 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company’s determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations. Accrued provision for product warranty was approximately $139,701 and $59,930 as of June 30, 2009 and December 31, 2008, respectively.

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

Share exchange agreement

On April 3, 2009, the Company and Kraft entered into a restated share exchange agreement with Buda Solar Technologies Co. Ltd. (“Buda Solar”) and its shareholders.  Under the terms of such agreement, subject to the satisfaction of certain closing conditions, Kraft will acquire 100% of the share capital of Buda Solar and will issue to the stockholders of Buda Solar 49% of the share capital of Kraft.  As a result, the Company will own 51% of Kraft and our 51% owned Kraft subsidiary will, in turn, own 100% of the share capital of Buda Solar.  Buda Solar is engaged in the providing technical and installation services for the production and installation of thin film a-Si solar module manufacturing equipment.  Consummation of the Buda Solar transaction has been amended on April 30, 2009 and rescheduled to occur during the third quarter ending September 30, 2009.

Under the terms of a separate agreement with BudaSolar, Kraft has contracted to purchase from BudaSolar (1) equipment assembly services on some of its equipment based on a fixed fee per equipment, and (2) installation related technical services based on hourly rates.  In connection with these services, Kraft has paid $1,370,000 in advances to BudaSolar during the second quarter of 2009. BudaSolar has provided $1,061,514 worth of services in 2009 to Kraft, which left a balance of advances wired to BudaSolar of $308,486 as of June 30, 2009.  Advances to BudaSolar have been fully settled in July 2009.  During 2008, BudaSolar received $750,000 by the Stock Exchange Agreement from the Company, which was fully repaid in the second quarter of 2009.

Agreement with Mr. Kiss and other Stockholders

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

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 17 - COMMITMENTS AND CONTINGENCIES (continued)

Agreement with Mr. Kiss and other Stockholders (Continued)

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

The closing of the transactions under the Purchase Agreement was to occur on or about November 30, 2008, subject to extension to January 31, 2009, by mutual agreement of the Company and Mr. Gifis; provided, that if such Sellers’ Agent shall receive reasonable assurances from the investment banking firm underwriting securities on behalf of the Company and the Selling Stockholders that the financing to pay the purchase price for the shares being sold, will, in their judgment, be consummated, the Sellers’ Agent shall extend the closing date to January 31, 2009

On December 22, 2008, the Company and Kraft entered into an Amendment to the Master Settlement Agreement and Stock Purchase Agreement (the “Amendment”) with Amelio, RESI and the Selling Stockholders under which, among other things, the Outside Closing Date as defined in the Settlement Agreement was revised to May 31, 2009.  In addition, the definition of “RESI Debt” owed to the Company as defined in the Settlement Agreement was revised to the net amount of indebtedness, net of fees payable under the existing agreements to the closing date, and not to exceed $831,863 owed by RESI to the Company or its affiliates as of the closing date; provided , that if the Transferred CG Solar Equity (as defined below) is not delivered to the Company by December 31, 2008, the RESI Debt shall be an amount not to exceed $1,331,863.  Moreover, “RESI Debt Settlement Payment and Deliverables” as set forth in the Settlement Agreement was amended to state that the RESI Debt shall be paid to the Company as follows:

•
on or before December 31, 2008, Z. Kiss shall cause RESI to transfer to the Company an aggregate of shares of CG Solar, formerly known as Weihai Blue Star Terra Photovoltaic Company (“CG Solar”), representing 5% of the issued and outstanding capital shares of CG Solar, and having an agreed upon value of $500,000 (the “Transferred CG Solar Equity”) – In July, the parties negotiated the sale back of the 5% interest in CG Solar for $450,000 (Note 20), therefore the Company increased the related allowance for doubtful accounts by $50,000 during the six months ended June 30, 2009 ;

•	the $831,863 balance of the RESI Debt (the “RESI Debt Balance”) shall be paid on or following the closing date as follows:

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 17 - COMMITMENTS AND CONTINGENCIES (continued)

Agreement with Mr. Kiss and other Stockholders (Continued)

•
to the extent not previously paid in full, out of the net proceeds received by him from the public or private sale of all or a portion of his 10,000,000 subject shares under the Purchase Agreement, Z. Kiss shall pay to the Company a total of up to $434,315 of the RESI Debt Balance, such amount to be appropriately pro-rated based upon $0.0434315 to be paid for each such 10,000,000 subject shares sold; and

•
unless a portion of the RESI Debt Balance has been paid by Z. Kiss in accordance with the above, the entire RESI Debt Balance(or any unpaid portion thereof) will be paid to the Company by Amelio on the earlier to occur of (i) receipt of net proceeds of a financing by Amelio (the “Amelio Financing”) of not less than $10,000,000, or (ii) receipt of payment by RESI or Amelio from CG Solar, the customer from whom the a-Si equipment giving rise to the RESI Debt was shipped.  To the extent that the RESI Debt Balance is paid in whole or in part by Z. Kiss, then Amelio shall issue to Z. Kiss a promissory note due and payable to the earlier to occur of the consummation of the Amelio Financing or one year from the closing date.

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

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 17 - COMMITMENTS AND CONTINGENCIES (continued)

Proposed Acquisition of Algatec (continued)

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

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 17 - COMMITMENTS AND CONTINGENCIES (continued)

Proposed Acquisition of Algatec (continued)

On April 10, 2009, the parties agreed to extend the anticipated closing date of the transactions contemplated by the Stock Exchange Agreement to July 15, 2009.  Consummation of the transaction was subject to certain conditions, including our ability to arrange for the $50.0 million Algatec Financing.  Such Algatec Financing condition was not fulfilled and the agreement expired on July 15, 2009.

However, the Partnership (as the owner of approximately 47% of the outstanding Algatec shares) and the Company intend to consummate a transaction on or about September 15, 2009, whereby the Partnership will exchange all of its Algatec shares for shares of Company common stock.  It is expected that upon consummation of such exchange, the Partnership or its partners will receive shares of Company common stock representing approximately 28.2% of the Fully-Diluted Common Stock.

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
JUNE 30, 2009

NOTE 18 – FAIR VALUE MEASUREMENT (continued)

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

The following table sets forth the Company’s short and long-term investments as of June 30, 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at fair Value
Assets:
Cash	$995,116	$-	$-	$995,116

Long-term investments	$-	$-	$1,350,000	$1,350,000

Liabilities:
None	$-	$-	$-	-

At June 30, 2009, the carrying amounts of the notes payable and convertible notes payable approximate fair value because the entire note had been classified to current maturity.

NOTE 19 – SEGMENT INFORMATION

The Company's operations fall into one single product segment, photovoltaic thin film modules: producing and/or installing and commissioning factory equipment that produces photovoltaic thin film modules. The Company manages its operations, and accordingly determines its operating segments, on a geographic basis. Consequently, the Company has one operating geographic location, Hungary. The performance of geographic operating segments is monitored based on net income or loss (after income taxes, interest, and foreign exchange gains/losses). The accounting policies of the segments are the same as those described in the summary of accounting policies in Note 1. There are no intersegment sales revenues. The following tables summarize financial information by geographic segment for the three month periods ended June 30, 2009 and 2008:

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 19 – SEGMENT INFORMATION (continued)

Geographic information for the three month period ended June 30, 2009:

	Hungary	(Corporate)	Total
Total Revenues	$4,562,284	$-	$4,562,284

Depreciation and amortization	25,645	-	25,645

Interest Income	2,440	30,047	32,487
Interest expense	(307)	(483,206)	(483,513)
Net interest expense	2,133	(453,159)	(451,026)

Debt acquisition cost	-	(12,045)	(12,045)
Research and development	-	-	-
Net income (loss) attributable to Solar Thin Films, Inc.	34,326	(986,043)	(951,717)

Fixed assets, net	368,167	-	368,167
Fixed asset additions	$6,343	$-	$6,343

Geographic information for three month period ended June 30, 2008:

	Hungary	(Corporate)	Total
Total Revenues	$728,093	$-	$728,093

Depreciation and amortization	37,251	-	37,251

Interest Income	337	46,466	46,803
Interest expense	(1,131)	(312,627)	(313,758)
Net interest expense	(794)	(266,161)	(266,955)

Debt acquisition cost	-	(17,323)	(17,323)
Research and development	-	(90,000)	(90,000)
Net loss attributable to Solar Thin Films, Inc.	(512,904)	(1,078,977)	(1,591,881)

Fixed assets, net	615,795	-	615,795
Fixed asset additions	39,815	-	39,815

Geographic information of revenues by customers’ locations/countries for three months ended June 30, 2009 and 2008:

Customer Countries:	June 30, 2009	June 30, 2008
Spain	$4,562,284	$-
U.S.	-	728,093
Total	$4,562,284	$728,093

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 19 – SEGMENT INFORMATION (continued)

Geographic information for the six month period ended June 30, 2009:

	Hungary	(Corporate)	Total
Total Revenues	$6,221,024	$-	$6,221,024

Depreciation and amortization	49,695	-	49,695

Interest Income	2,605	59,657	62,262
Interest expense	(307)	(781,195)	(781,502)
Net interest expense	2,298	(721,538)	(719,240)

Debt acquisition cost	-	(26,500)	(26,500)
Research and development	-	-	-
Net income (loss) attributable to Solar Thin Films, Inc.	284,704	(1,780,554)	(1,495,850)

Fixed assets, net	368,167	-	368,167
Fixed asset additions	$41,015	$-	$41,015

Geographic information for six month period ended June 30, 2008:

	Hungary	(Corporate)	Total
Total Revenues	$1,016,087	$-	$1,016,087

Depreciation and amortization	72,982	-	72,982

Interest Income	1,972	90,777	92,749
Interest expense	(2,192)	(770,723)	(772,915)
Net interest expense	(220)	(679,946)	(680,166)

Debt acquisition cost	-	(42,886)	(42,886)
Research and development	-	(180,000)	(180,000)
Net loss attributable to Solar Thin Films, Inc.	(863,637)	(2,181,882)	(3,045,519)

Fixed assets, net	615,795	-	615,795
Fixed asset additions	120,963	-	120,963

Geographic information of revenues by customers’ locations/countries for six months ended June 30, 2009 and 2008:

Customer Countries:	June 30, 2009	June 30, 2008
Spain	$6,221,024	$-
U.S.	-	1,016,087
Total	$6,221,024	$1,016,087

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 20 – SUBSEQUENT EVENTS

On July 15, 2009, the Company engaged a consulting group to obtain financing necessary for the Algatec transaction as described in Note 17 above.  As such, upon the consummation of the transaction, the group will receive 7,000,000 shares of the Company’s common stock upon the acquisition of 100% of the capital stock of Algatec, or pro rated if less than 100% is acquired.

The Company and a related party, Renewable Energy Solutions Inc. (“RESI”), executed an Equity Transfer Agreement pursuant to which the Company agreed to transfer its investment in CG Solar to a third party in exchange for consideration of $1,350,000 and exchange the investment held by RESI for $450,000. The agreement is pending the buyer’s execution.

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

Overview

Solar Thin Films, Inc. (the “Company”) is a business focused on the solar energy industry.  We engage in the design, manufacture, and marketing of “turnkey” systems and equipment for the manufacture of low cost solar modules on a world-wide basis. The Company operates through its wholly owned subsidiary, Kraft Elektronikai Zrt (“Kraft”). The Company expects the primary use of such photovoltaic thin film modules will be the construction of solar power plants by corporations and governments.

On April 3, 2009, the Company and Kraft entered into a restated share exchange agreement with Buda Solar Technologies Co. Ltd. (“Buda Solar”) and its shareholders.  Under the terms of such agreement, subject to the satisfaction of certain closing conditions, Kraft will acquire 100% of the share capital of Buda Solar and will issue to the stockholders of Buda Solar 49% of the share capital of Kraft.  As a result, the Company will own 51% of Kraft and our 51% owned Kraft subsidiary will, in turn, own 100% of the share capital of Buda Solar.  Buda Solar is engaged in the providing technical and installation services for the production and installation of thin film a-Si solar module manufacturing equipment.  Consummation of the Buda Solar transaction has been amended on April 30, 2009 and rescheduled to occur during the third quarter ending September 30, 2009.

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

Consummation of both the Buda Solar and Algatec acquisitions as well as all other expansion plans of the Company are subject to its ability to solve its significant working capital shortages; make payment or other arrangements for the resolution of approximately $2.923 million of indebtedness (approximately $1.75 million of which became in default in March 2009 and approximately $1.2 million of indebtedness which became in default in June 2009) and other accrued accounts payable, all of which are overdue.  In the event that the Company is unable to resolve these matters within the next 90 days, it may be unable to continue in business and/or may be required to seek protection from its creditors under the Federal Bankruptcy Act.

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

In the subsequent years, Kraft has manufactured equipment for such facilities in New Jersey, Germany, Hungary, China, Taiwan, Greece and Portugal. In producing equipment for these facilities, Kraft developed substantial equipment manufacturing expertise. More recently as a supplier to RESI for the CG Solar project in Weihai, China Kraft developed additional process expertise required to allow it to become a leading manufacturer of “turnkey” plants, including the delivery of both equipment and services that produce photovoltaics modules utilizing thin-film technology. Kraft is now using this expertise to deliver its first "turnkey" plant in Spain commenced in December 2008 and continuing through 2009.

Stock Exchange Agreement with BudaSolar Technologies Co. Ltd.

On April 3, 2009, the Company and Kraft entered into a restated share exchange agreement with BudaSolar Technologies Co. Ltd. (“BudaSolar”) and its shareholders.  Under the terms of such agreement, subject to the satisfaction of certain closing conditions, Kraft will acquire 100% of the share capital of BudaSolar and will issue to the stockholders of BudaSolar 49% of the share capital of Kraft.  As a result, the Company will own 51% of Kraft and our 51% owned Kraft subsidiary will, in turn, own 100% of the share capital of BudaSolar.  BudaSolar is engaged in the providing technical and installation services for the production and installation of thin film a-Si solar module manufacturing equipment.  Consummation of the Buda Solar transaction has been amended on April 30, 2009 and rescheduled to occur during the third quarter ending September 30, 2009.

Under the terms of a separate agreement with BudaSolar, Kraft has contracted to purchase from BudaSolar (1) equipment assembly services on some of its equipment based on a fixed fee per equipment, and (2) installation related technical services based on hourly rates.  In connection with these services, Kraft has paid $1,370,000 in advances to BudaSolar during the second quarter of 2009. BudaSolar has provided $1,061,514 worth of services in 2009 to Kraft, which left a balance of advances wired to BudaSolar of $308,486 as of June 30, 2009.  Advances to BudaSolar have been fully settled in July 2009.  During 2008, BudaSolar received $750,000 by the Stock Exchange Agreement from the Company, which was fully repaid in the second quarter of 2009.

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

In addition to its equity investment, the Partnership has agreed under the terms of a loan agreement entered into at the same time as the Algatec Share Purchase Agreement, to lend to Algatec on or about November 30, 2008 (the “Second Closing”), an additional $2,600,000 or approximately €2,000,000.  The proceeds of the loan were to be used to assist Algatec in paying the balance of the purchase price for all of the assets and equity of the Trend Capital limited partnership.  Upon funding of the loan, the Partnership would purchase for €9,250 an additional 9,250 shares, representing 21.5% of the outstanding share capital of Algatec, thereby increasing its ownership to an aggregate of 49% of the outstanding share capital of Algatec.  The loan, together with interest at the rate of 6% per annum, is repayable on the earlier of December 31, 2012 or the completion of a financing providing Algatec with up to $50.0 million of proceeds for expansion (the “Algatec Financing”).  Upon the Partnership funding the entire €2,000,000 loan at the Second Closing, the Management Group would own the remaining 51% of the share capital of Algatec.  If the Partnership funds less than the full €2,000,000 loan, the additional 21.5% equity to be issued to the Partnership at the Second Closing was to have been appropriately pro-rated.  On December 29, 2008, the Partnership consummated the Second Closing with Algatec and funded a loan of €2,000,000 ($2.6 million) as a result of which the Partnership’s total equity ownership in Algatec was fixed at 49% of the total number of outstanding Algatec shares.

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

On April 10, 2009, the parties agreed to extend the anticipated closing date of the transactions contemplated by the Stock Exchange Agreement to July 15, 2009.  Consummation of the transaction was subject to certain conditions, including our ability to arrange for the $50.0 million Algatec Financing.  Such Algatec Financing condition was not fulfilled and the agreement expired on July 15, 2009.

However, the Partnership (as the owner of approximately 47% of the outstanding Algatec shares) and the Company intend to consummate a transaction on or about September 15, 2009, whereby the Partnership will exchange all of its Algatec shares for shares of Company common stock.  It is expected that upon consummation of such exchange, the Partnership or its partners will receive shares of Company common stock representing approximately 28.2% of the Fully-Diluted Common Stock.

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

In 2007 and 2008, Solar Thin Power received an aggregate of $3,498,396 of financing from ten unaffiliated investors who purchased common stock of Solar Thin Power at $0.50 per share.  Approximately $1,500,000 of the proceeds of such financing used by Solar Thin Power to acquire a 20% minority interest in a thin film a-Si solar module manufacturing facility in China and the balance of such proceeds were loaned to Solar Thin Films for working capital.  Under the terms of the transaction, if Solar Thin Power was not a publicly traded corporation by June 2009, the investors in Solar Thin Power have the right to require Solar Thin Films to repurchase half of their portion of their minority equity in Solar Thin Power for $1,767,500. This obligation was eliminated with the merger of Solar Thin Power effective June 30, 2009.

Prior to the Merger, Solar Thin Films owned 63.64% the outstanding shares of Solar Thin Power common stock. As part of the Merger agreement, certain officers and directors returned and cancelled certain previously issued shares. Therefore at the time of the Merger, an aggregate of 64,403,333 shares of Solar Thin Power were issued and outstanding, of which Solar Thin Films owned 43,000,000 shares or 66.77%.  In April 2009, Solar Thin Films agreed to transfer 1,333,333 of its Solar Thin Power shares to Strategic Growth International Inc. in lieu of cash compensation payable under a one year investor relations agreement expiring March 31, 2010.  In addition, Solar Thin Power agreed to issue three year warrants to purchase an additional 2,000,000 shares of Solar Thin Power to Strategic Growth International at an exercise price of $0.20 per share.

As a result of the foregoing transactions, prior to the consummation of the Merger, Solar Thin Films owns an aggregate of 43,000,000 shares of Solar Thin Power common stock, and stockholders of Solar Thin Power, other than Solar Thin Films, currently own an aggregate of 21,403,333 shares of the 64,403,333 outstanding shares of Solar Thin Power common stock, and Strategic Growth International holds warrants to purchase an additional 2,000,000 shares of Solar Thin Power.  Peter C. Lewis, Group Vice President and General Manager of the Thin Film Group and former Chief Executive Officer and President of Solar Thin Films owns 2,000,000 shares of Solar Thin Power and The Rubin Family Stock Trust owns 2,000,000 shares of Solar Thin Power.

The Company consummated an Agreement and Plan of Merger dated effective June 30, 2009 (the “Agreement”) with Solar Thin Power and the shareholders owning a majority of the issued and outstanding shares of Solar Thin Power pursuant to which Solar Thin Power was merged with and into the Company (the “Merger”).  Following the consummation of the Merger, effective June 30, 2009, Solar Thin Power will be operated as a division of the Company and will seek to facilitate power projects and joint ventures designed to provide solar electricity using thin film a-Si solar modules.

Under the terms of the Merger:

•
the shareholders of Solar Thin Power, other than the Company, will receive an aggregate of 32,105,000 shares of the Company’s common stock, or one and one-half shares of the Company’s common stock for each share of Solar Thin Power common stock owned by them;

•
each full share of Solar Thin Power common stock that is issuable upon exercise of any Solar Thin Power warrants as at the effective time of the Merger will be converted into and exchanged for the right to purchase or receive one full share of the Company’s common stock upon exercise of such Solar Thin Power warrants; and

•	all of the 43,000,000 shares of Solar Thin Power common stock owned by the Company will be cancelled.

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of June 30, 2009 and December 31, 2008 amounted to $1,790,191 and $33,452, respectively. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the Company. There were no bill and hold transactions at June 30, 2009 and 2008.

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

Research and development

Solar Thin Films accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development cost must be charged to expense as incurred. Accordingly, internal research and development cost are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

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

The Company accrued a provision for product warranty costs of approximately $180,000 during 2007; of which approximately $85,000 was utilized during the year ended December 31, 2007. During 2008 an additional $73,000 in warranty costs were accrued and a total of $108,070 was utilized, leaving a balance of approximately $59,930 remaining as of December 31, 2008. During the first six months of 2009 the Company accrued an additional $79,770 in warranty costs as a result of shipments to Grupo Unisolar, and did not incur any product warranty costs, leaving a balance of $139,700 in product warranty provision as of June 30, 2009.

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted SFAS 123 (R) “Share-Based Payment” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under SFAS 123(R) for the three month and six month periods ended June 30, 2009 was $313,269 and $643,105, respectively and $220,543 and $381,905 for the three and six month period ended June 30, 2008, respectively.

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

All 2,000,000 shares of common stock of ST Power owned by Mr. Lewis shall immediately and irrevocably vest.  Moreover, with respect to the stock options entitling Mr. Lewis to purchase up to 3,600,000 shares of Company common stock (the “Option Shares”), the parties agreed as follows (i)  options for 3,000,000 Options Shares shall be deemed to have fully vested as of March 31, 2009 and the remaining 600,000 Option Shares that have not vested will be forfeited as of March 31, 2009; (ii) the exercise price of all stock options were reduced from $0.533 per share to $0.18 per share, representing 100% of the closing price of Company common stock as at March 27, 2009, the effective date of the amendment to the employment agreement; (iii) all stock options for vested Option Shares may be exercised on a “cashless exercise” basis; and (iv) Mr. Lewis agreed to waive any rights to receive the 187,617 shares of Company common stock previously granted to him annually under the original employment agreement.

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. In November 2007, the Company signed the modification of lease agreement resulted a charge of $20,800 per months from January 1, 2008 for three years period of time through December 31, 2010. The minimum future cash flow for the leases at June 30, 2009 is as follows:

Amount:

Six months ending December 31, 2009	$124,800
Year ending December 31, 2010	$249,600
Total	$374,400

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

Results of Operations

Three months ended June 30, 2009 as compared to the three months ended June 30, 2008

Revenues

The following table summarizes our revenues for the three months ended June 30, 2009 and 2008:

Three months ended June 30,	2009	2008
Total Revenues	$4,562,284	$728,093

For the three months ended June 30, 2009, revenues increased by 526.6% or $3,834,191 as compared to the similar period in 2008.  The 526.6% increased revenue for the three months ended June 30, 2009 as compared to three months ended June 30, 2008 is primarily due to continued deliveries on a large Factory Sale contract to Grupo Unisolar, S.A. of Spain. Since the Company did not deliver any Equipment Sales in the second quarter ended June 30, 2009, revenues transitioned during the quarter from 100% Equipment Sales in 2008 to 100% product portion of Factory Sales in 2009.

During 2007 and 2008, the Company began to shift its marketing focus from Equipment Sales to Factory Sales (delivered on a “turnkey” basis, which by definition include a full set of equipment plus installation and training services or commissioning process). The Company signed its first deal in June of 2008 (and received the balance of its deposit in September 2008), for which it completed its first minor equipment portion of the Factory Sales delivery in December of 2008 valued at $147,262. The Company began shipping the balance of the equipment in March of 2009 and expects to deliver substantially all of the equipment for this 7.9 million euro order during fiscal year 2009. During 2009, the Company also expects that a majority of its revenue will come from Factory Sales rather than Equipment Sales, and does not expect to derive any substantial revenue from related parties. Commencing in 2008, the Company has decided to further break out its revenue into Equipment Sales and Factory Sales and to continue to do so in the future in both annual and quarterly filings.

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

Cost of sales

The following table summarizes our cost of sales for the three months ended June 30, 2009 and 2008:

Three months ended June 30,	2009	2008
Total cost of sales	$3,297,095	$662,361

For the three months ended June 30, 2009, our cost of sales was $3,297,095, or 72.3% of revenue as compared to $662,361, or 91.0% of our revenue for the three months ended June 30, 2008. The increase in cost of sales of $2,634,734 from the second quarter ended June 30, 2008 to the same period in 2009 was primarily a result of an increase in sales of 526.6%. The margin improvement was a function of i) improved margins due to the transition from Equipment Sales to Factory Sales and ii) 32.4% swings in the US dollar as compared to the Hungarian Forint. The average exchange rate for the three months ended June 30, 2009 increased to 210.78 in HuF from 159.24 in HuF for each US Dollar for the three months ended June 30, 2008.

Our cost of revenue predominantly consists of the cost of labor, raw materials, depreciation and absorbed indirect manufacturing cost.

Selling, General and Administration Expenses

The following table summarizes our selling, general and administration expense for the three months ended June 30, 2009 and 2008:

Three months ended June 30,	2009	2008
Total selling, general and administration expense	$1,389,308	$1,170,399

For the three months ended June 30, 2009, selling, general and administrative expenses were $1,389,308 as compared to $1,170,399 for the three months ended June 30, 2008. The increase in selling, general and administrative expenses is attributable to additional staff, consultants, legal and audit related incurred in 2009 as compared with in 2008.

Research and development

The following table summarizes our research and development expenses for the three months ended June 30, 2009 and 2008:

Three months ended June 30,	2009	2008
Research and development expenses	$-	$90,000

 Our research and development for the three months ended June 30, 2009 were $-0- compared to $90,000 for the three months ended June 30, 2008. In late 2005, the Company suspended its internal research and development activity and in December 2006 signed a contract for certain research and development activities with Renewable Energy Solutions, Inc. (RESI). This contract - at a rate of $30,000 per month - remained in force through the first part of 2008. Subsequently, the Company suspended the research and development contract with RESI in anticipation of its planned acquisition of Buda Solar, a company with its own internal research and development activity.

Depreciation and amortization

The following table summarizes our depreciation and amortization for the three months ended June 30, 2009 and 2008:

Three months ended June 30,	2009	2008
Depreciation and amortization	$25,645	$37,251

Depreciation and amortization has decreased by $11,606 in the three months ended June 30, 2009 compared to the same period in 2008. The decrease is mainly due to the aging of equipment purchased in previous years, and the company’s ability to increase production incrementally with minimal capital investment.

Interest expense, net

The following table summarizes our interest expense, net for the three months ended June 30, 2009 and 2008:

Three months ended June 30,	2009	2008
Interest expense, net	$451,026	$266,955

Interest expense, net has increased by $184,071 in the three months ended June 30, 2009 compared to the same period in 2008. The increase is mainly due to the recording of a 25% redemption penalty on our June 2006 convertible notes of $293,250, net with a decrease due to the related debt discount fully amortized in 2009.

Six months ended June 30, 2009 as compared to the six months ended June 30, 2008

Revenues

The following table summarizes our revenues for the six months ended June 30, 2009 and 2008:

Six months ended June 30,	2009	2008
Total Revenues	$6,221,024	$1,016,087

For the six months ended June 30, 2009, revenues increased by 512.3% or $5,204,937 as compared to the similar period in 2008.  The 512.3% increased revenue for the six months ended June 30, 2009 as compared to six months ended June 30, 2008 is primarily due to continued deliveries on a large Factory Sale contract to Grupo Unisolar, S.A. of Spain. Since the Company did not deliver any Equipment Sales in the six months ended June 30, 2009, revenues transitioned during the six months from 100% Equipment Sales in 2008 to 100% product portion of Factory Sales in 2009.

During 2007 and 2008, the Company began to shift its marketing focus from Equipment Sales to Factory Sales (delivered on a “turnkey” basis, which by definition include a full set of equipment plus installation and training services or commissioning process). The Company signed its first deal in June of 2008 (and received the balance of its deposit in September 2008), for which it completed its first minor equipment portion of the Factory Sales delivery in December of 2008 valued at $147,262. The Company began shipping the balance of the equipment in March of 2009 and expects to deliver substantially all of the equipment for this 7.9 million euro order during fiscal year 2009. During 2009, the Company also expects that a majority of its revenue will come from Factory Sales rather than Equipment Sales, and does not expect to derive any substantial revenue from related parties. Commencing in 2008, the Company has decided to further break out its revenue into Equipment Sales and Factory Sales and to continue to do so in the future in both annual and quarterly filings.

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

Cost of sales

The following table summarizes our cost of sales for the six months ended June 30, 2009 and 2008:

Six months ended June 30,	2009	2008
Total cost of sales	$4,125,771	$932,945

For the six months ended June 30, 2009, our cost of sales was $4,125,771, or 66.3% of revenue as compared to $932,945, or 91.8% of our revenue for the six months ended June 30, 2008. The increase in cost of sales of $3,192,826 from the six months ended June 30, 2008 to the same period in 2009 was primarily a result of an increase in sales of 512.3%. The margin improvement was a function of i) improved margins due to the transition from Equipment Sales to Factory Sales and ii) 31% swings in the US dollar as compared to the Hungarian Forint. The average exchange rate for the six months ended June 30, 2009 increased to 217.96 in HuF from 166.43 in HuF for each US Dollar for the six months ended June 30, 2008.

Our cost of revenue predominantly consists of the cost of labor, raw materials, depreciation and absorbed indirect manufacturing cost.

Selling, General and Administration Expenses

The following table summarizes our selling, general and administration expense for the six months ended June 30, 2009 and 2008:

Six months ended June 30,	2009	2008
Total selling, general and administration expense	$2,559,095	$2,112,039

For the six months ended June 30, 2009, selling, general and administrative expenses were $2,559,095 as compared to $2,112,039 for the six months ended June 30, 2008. The increase in selling, general and administrative expenses of $447,056 is attributable to additional staff, consultants, legal and audit related, incurred in 2009 as compared with in 2008.

Research and development

The following table summarizes our research and development expenses for the six months ended June 30, 2009 and 2008:

Six months ended June 30,	2009	2008
Research and development expenses	$-	$180,000

 Our research and development for the six months ended June 30, 2009 were $-0- compared to $180,000 for the six months ended June 30, 2008. In late 2005, the Company suspended its internal research and development activity and in December 2006 signed a contract for certain research and development activities with Renewable Energy Solutions, Inc. (RESI). This contract - at a rate of $30,000 per month - remained in force through the first part of 2008. Subsequently, the Company suspended the research and development contract with RESI in anticipation of its planned acquisition of Buda Solar, a company with its own internal research and development activity.

Depreciation and amortization

The following table summarizes our depreciation and amortization for the six months ended June 30, 2009 and 2008:

Six months ended June 30,	2009	2008
Depreciation and amortization	$49,695	$72,982

Depreciation and amortization has decreased by $23,287 in the six months ended June 30, 2009 compared to the same period in 2008. The decrease is mainly due to the aging of equipment purchased in previous years, and the company’s ability to increase production incrementally with minimal capital investment.

Interest expense, net

The following table summarizes our interest expense, net for the six months ended June 30, 2009 and 2008:

Six months ended June 30,	2009	2008
Interest expense, net	$719,240	$680,166

Interest expense, net has increased by $39,074 in the six months ended June 30, 2009 compared to the same period in 2008. The increase is mainly due to the recording of a 25% redemption penalty on our June 2006 convertible notes of $293,250, net with a decrease due to the related debt discount fully amortized in 2009.

Liquidity and Capital Resources

During the year ended December 31, 2008, Solar Thin Power, Inc., a then majority owned subsidiary of the Company, acquired a 15% interest in CG Solar, formerly WeiHai Blue Star Terra Photovoltaic Co., Ltd, a Sino-Foreign Joint Venture Company organized under the laws of the People’s Republic of China for $1,500,000. The investment of $1,500,000 is carried at cost under the cost method of accounting for investment.

We expect to execute an Equity Transfer Agreement in the third quarter of 2009 pursuant to which we agreed to transfer our investment in CG Solar to a third party in exchange for considerations of $1,350,000.  Accordingly at June 30, 2009, we determined that CG Solar investment was impaired and charged to current period operations an impairment of $150,000.

As of June 30, 2009, our cash and cash equivalents were $995,116, an increase of $375,859 from December 31, 2008. As described below, the increase in cash and cash equivalents was principally from (i) $379,552 operating activities and effect of currency rate change on cash of $37,322, net with (ii) $41,015 investment in equipment.

As of June 30, 2009, we had working capital deficit of $7,418,447. We generated cash flows from operations of $379,552 for the six months ended June 30, 2009. This cash flow is primary attributable to our increases in our accounts payable and accrued liabilities of $818,653; increase in deferred revenue of $1,555,029,  net decrease in deposits and other current assets of $153,898 along with an decrease in advances to suppliers of $615,620.  Offset to the increases was a net loss of $1,495,850, a gain on change in fair value of derivative liability of $21,776, increase in accounts receivable of $673,187, increase in inventory of $478,911, decrease of $1,480,464 in advances received from customers, net with depreciation and amortization, amortization of debt discount, deferred compensation and deferred financing costs of $485,522 as well as $692,246 stock-based compensation expense for vested and re-priced stock options, common stock and warrants issued, reserve for bad debts and impairment charges of $200,000 and loss attributable to non-controlling interests of $8,771.

Cash flow used by investing activities for the six months ended June 30, 2009 was $41,015, due to the purchase of property and equipment.

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

As at June 30, 2009, the Company’s consolidated current liabilities exceeded its consolidated current assets by $7,418,447.   The Company is currently in default in the payment of certain notes payable aggregating $1.75 million and $1.2 million which became due in March and June 2009, respectively, and outstanding accounts payable of approximately $4.9 million are also past due.  Unless the Company is able to obtain additional capital or other financing within the next 60 to 90 days, or sooner, its creditors may sue to collect on their notes and accounts.  In such event, the Company may be required to seek protection from its creditors under the Federal Bankruptcy Act.  Although the Company is actively pursuing such financing, there is no assurance that it will be obtained on commercially reasonable terms, if at all.  Even if such financing is obtainable, it may be expected that the terms thereof will significantly dilute the equity interests of existing stockholders of the Company.

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

The translation of the Company’s subsidiaries forint denominated balance sheets into U.S. dollars, as of June 30, 2009, has not been affected by the U.S. dollar against the Hungarian forint due to recent strengthening of the U.S. dollar. The currency has changed from 149.76 as of June 30, 2008 to 193.27 as of June 30, 2009, approximate 29.05% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the six months ended June 30, 2009 and 2008 were 218.34 and 165.99, respectively.

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

These standards were effective for periods ending after June 15, 2009. The adoption of these accounting standards had no material effect on our financial position or results of operations.

SFAS No. 165

In May 2009, the FASB issued SFAS 165, “Subsequent Events”.  We adopted SFAS No. 165 for the Quarterly Report for the period ending June 30, 2009.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events, including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statement and disclosures regarding all subsequent events.  SFAS 165 also requires a public entity to disclose the date through which an entity has evaluated subsequent events.  We have evaluated subsequent events through August 14, 2009 as disclosed in Note 20.

SFAS No. 166

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140,” which eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for periods beginning after November 15, 2009. The Company is evaluating the impact of SFAS 166 on its consolidated financial statements.

SFAS No. 167

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires additional disclosures. SFAS 167 is effective for periods beginning after November 15, 2009. The Company is evaluating the impact of SFAS 167 on its consolidated financial statements.

SFAS No. 168

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also included in the Codification as sources of authoritative US GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this rule will not affect reported results of operations, financial condition or cash flows. The Company will implement SFAS 168 in its third quarter Form 10-Q by updating the previous FASB references to the Codification.

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

ITEM 4T.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2009.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Grace Brothers Ltd. vs. Solar Thin Films, Inc. (Supreme Court, New York State, New York County). On March 4, 2009, Grace Brothers Ltd. brought an action against the Company in the Supreme Court of the State of New York, County of New York, seeking damages of approximately $255,000 in alleged registration delay penalties.  On July 16, 2009, the Company filed its answer to the complaint denying all of Grace’s allegations.  We are attempting to resolve the matter amicably. However, in the event litigation proceeds, it will be aggressively defended.  Management believes that the plaintiff’s suit is without merit, and further believes the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective June 30, 2009, the Company consummated an Agreement and Plan of Merger (the “Agreement”) with Solar Thin Power and the shareholders owning a majority of the issued and outstanding shares of Solar Thin Power pursuant to which Solar Thin Power was merged with and into the Company (the “Merger”).

Under the terms of the Merger:

•
the shareholders of Solar Thin Power, other than the Company, will receive an aggregate of 32,105,000 shares of the Company’s common stock, or one and one-half shares of the Company’s common stock for each share of Solar Thin Power common stock owned by them;

•
each full share of Solar Thin Power common stock that is issuable upon exercise of any Solar Thin Power warrants as at the effective time of the Merger will be converted into and exchanged for the right to purchase or receive one full share of the Company’s common stock upon exercise of such Solar Thin Power warrants; and

•	all of the 43,000,000 shares of Solar Thin Power common stock owned by the Company will be cancelled.

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

ITEM 3.             DEFAULTS ON SENIOR SECURITIES

The Company is currently in default in the payment of notes aggregating $1.75 million which became due in March 2009, $1.2 million which became due in June 2009, and outstanding accounts payable of approximately $4.8 million are also past due, unless the Company is able to obtain additional capital or other financing within the next 60 to 90 days, or sooner, its creditors may sue to collect on their notes and accounts.  In such event, the Company may be required to seek protection from its creditors under the Federal Bankruptcy Act.  Although the Company is actively pursuing such financing, there is no assurance that it will be obtained on commercially reasonable terms, if at all.  Even if such financing is obtainable, it may be expected that the terms thereof will significantly dilute the equity interests of existing stockholders of the Company.

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

Date: August 14, 2009	SOLAR THIN FILMS, INC.

/s/ Robert M. Rubin
Robert M. Rubin
Chief Executive Officer
(Principal Executive Officer) and
Chief Financial Officer
(Principal Accounting and Financial Officer)