Form 10-Q
period 2009-09-30
Solar Thin Films, Inc.
filed 2009-11-13
CIK 859792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number    001-13549

SOLAR THIN FILMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4356228
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

116 John Street, Suite 1120, New York, New York 10038
(Address of principal executive offices)

(212) 629-8260
(Registrant's telephone number, including area code)

25 Highland Blvd, Dix Hills, New York 11746
(Former name, former address and formal fiscal year, if changed since last report)

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

Number of outstanding shares of the registrant's par value $0.01 common stock, as of November 9, 2009: 18,048,268.

EXPLANATORY NOTE

As previously reported by Solar Thin Films, Inc. (the “Company”) in its Current Report on Form 8-K filed with the SEC on September 8, 2009, effective September 3, 2009, the Company amended its Certificate of Incorporation by filing a certificate of amendment with the Secretary of State of the State of Delaware for purposes of effectuating a one-for-five (1:5) reverse split of the issued and outstanding shares of common stock of the Company (the “Reverse Split”).

All common share amounts and per share amounts in the accompanying financial statements and in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 have been retroactively restated to reflect the Reverse Split.

SOLAR THIN FILMS, INC.

FORM 10-Q
INDEX

		PAGE

Cautionary Statement Concerning Forward-Looking Statements		4

PART I	FINANCIAL INFORMATION	F-1 to F-41

Item 1.	Condensed Consolidated Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008	F-1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)	F-2

	Condensed Consolidated Statement of Stockholders’ Deficit for the Twelve Months Ended December 31, 2008 and Nine Months Ended September 30, 2009 (unaudited)	F-3 to F-4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (unaudited)	F-5

	Notes to Unaudited Condensed Consolidated Financial Statements	F-6 to F-41
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4T.	Controls and Procedures	23

PART II	OTHER INFORMATION	24

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults on Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

Signatures		26

Cautionary Statement Concerning Forward-Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

•
we have a significant working capital shortage; as of the filing date of this report, we are currently in default in payment of $1.25 million of indebtedness which became due in March 2009 and approximately $633,000 of indebtedness (plus redemption penalties and accrued interest) which became due in June 2009, and may face litigation or even bankruptcy if we are unable to met our obligations;

•	we need to raise additional capital which may not be available on acceptable terms or at all;

•	we have a history of substantial losses, may incur additional losses in 2009 and beyond, and may never achieve or maintain profitability;

•	our revenues and operating results are likely to fluctuate significantly;

•	we have only generated limited revenues and may never achieve profitability;

•	our equipment business is small and projected revenues may not materialize;

•	our equipment business is dependent on a small amount of customers and any loss of these customers will have a negative impact on our operations;

•	evaluating our business and future prospects may be difficult due to the rapidly changing market landscape;

•	our “turnkey” manufacturing facility may not gain market acceptance, which would prevent us from achieving increased sales and market share;

•	technological changes in the solar power industry could render our turnkey manufacturing facilities uncompetitive or obsolete, which could reduce our market share and cause our sales to decline;

•
we face risks associated with the marketing, development and sale of our turnkey facilities internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad;

•	we may not be able to successfully develop and commercialize our turnkey PV manufacturing facilities which would result in continued losses and may require us to curtail or cease;

•	our fixed-price contracts could subject us to losses in the event that we have cost overruns;

•	we are selling up to 49% of the equity of our Kraft subsidiary in order to acquire BudaSolar Technologies Co. Ltd.;

•	our inability to perform under significant contracts would have a material adverse effect on our consolidated business and prospects;

•	we have a few proprietary rights, the lack of which may make it easier for our competitors to compete against us;

•	we depend on the services of key executives and technical and other personnel, the loss of whom could materially harm our business or reduce our operational effectiveness;

•	we do not maintain theft or casualty insurance and only maintain modest liability and property insurance coverage and therefore we could incur losses as a result of an uninsured loss; and

•	governmental regulation may have a negative impact on our business.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SOLAR THIN FILMS, INC.
CONDENSED  CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,557,334	$619,257
Accounts receivable, net of allowance for doubtful accounts of $696,067 and $696,067, respectively	2,242,056	194,341
Accounts receivable, related party, net of allowance for doubtful accounts of $831,863 and $831,863, respectively	-	500,000
Inventory	215,149	207,041
Advances to suppliers	-	931,370
Note receivable, net of allowance for doubtful accounts of $250,000	-	-
Deposits and other current assets	750,155	378,331
Total current assets	4,764,694	2,830,340

Property, plant and equipment, net of accumulated depreciation of $484,298 and $439,998, respectively	315,233	413,241

Other assets:
Deferred financing costs, net of accumulated amortization of $607,500 and $581,000, respectively	-	26,500
Investments into CG Solar, at cost	-	1,500,000
Deposits	33,641	38,072
Other assets	801	3,893
Total other assets	34,442	1,568,465

Total assets	$5,114,369	$4,812,046

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$4,997,772	$4,028,115
Notes payable, current portion	2,698,000	2,560,997
Advances received from customers	-	1,969,390
Deferred revenue	2,403,840	33,452
Note payable-other	1,500,000	1,500,000
Total current liabilities	11,599,612	10,091,954

Dividends payable	146,206	143,778
Total long term debt	146,206	143,778

Commitments and contingencies

Stockholder's Deficit
Preferred stock, par value $0.01 per share; 2,700,000 shares authorized:
Series A Preferred stock, par value $0.01 per share; 1,200,000 shares designated; -0- issued and outstanding at September 30, 2009 and December 31, 2008
Series B Preferred stock, par value $0.01 per share; 1,500,000 shares designated:
Series B-1 Preferred stock, par value $0.01 per share, 1,000,000 shares designated, 228,652 shares issued and outstanding at September 30, 2009 and December 31, 2008	2,286	2,286
Series B-3 Preferred stock, par value $0.01 per share, 232,500 shares designated, 47,502 and 47,518 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	475	475
Series B-4 Preferred stock, par value $0.01 per share, 100,000 shares designated, -0- share issued and outstanding at September 30, 2009 and December 31, 2008	-	-
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 18,048,268 and 11,562,120 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	180,483	115,621
Additional paid in capital	24,173,997	25,300,488
Treasury stock	(80,000)	(80,000)
Deferred compensation	-	(26,250)
Accumulated deficit	(31,678,926)	(32,549,564)
Accumulated other comprehensive income	770,236	666,670
Total Solar Thin Film's shareholders' deficit	(6,631,449)	(6,570,274)
Non controlling interest	-	1,146,588
Total shareholders' deficit	(6,631,449)	(5,423,686)

Total Liabilities and Stockholders' Deficit	$5,114,369	$4,812,046

The accompanying notes to the unaudited condensed consolidated financial statements.

SOLAR THIN FILMS, INC.
CONDENSED  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

REVENUE:
Equipment sales	$-	$1,855,371	$-	$2,871,458
Factory Sales	2,181,956	-	8,402,980	-
Total revenue	2,181,956	1,855,371	8,402,980	2,871,458

Cost of sales	1,516,105	1,354,511	5,641,876	2,287,456
Gross profit	665,851	500,860	2,761,104	584,002

OPERATING EXPENSES:
General, selling and administrative expenses	1,169,227	1,121,147	3,728,322	3,233,186
Research and development	-	(60,000)	-	120,000
Depreciation	18,435	41,999	68,130	114,981
Total operating expenses	1,187,662	1,103,146	3,796,452	3,468,167

NET LOSS FROM OPERATIONS	(521,811)	(602,286)	(1,035,348)	(2,884,165)

Other income/(expense):
Foreign currency translation (loss) gain	(218,432)	52,031	(323,655)	22,033
Interest expense, net	(116,257)	(291,410)	(835,497)	(971,576)
Gain on change in fair value of derivative liability	-	-	21,776	-
Impairment on investment	-	-	(150,000)	-
Debt acquisition costs	-	(15,761)	(26,500)	(58,647)
Other income (expense)	22,544	(990)	28,189	1,433

Net loss before provision for income taxes	(833,956)	(858,416)	(2,321,035)	(3,890,922)

Provision for income taxes	-	-	-	-

Net Loss	(833,956)	(858,416)	(2,321,035)	(3,890,922)

Income attributable to non-controlling interest	-	(670)	(8,772)	(13,683)

NET LOSS ATTRIBUTABLE TO SOLAR THIN FILMS, INC.	$(833,956)	$(859,086)	$(2,329,807)	$(3,904,605)

Net Loss per common share attributable to SOLAR THIN FILMS, INC, (basic and fully diluted)	$(0.05)	$(0.07)	$(0.18)	$(0.34)
Weighted average shares outstanding used in net loss per share calculation
	15,465,878	11,556,720	12,917,247	11,523,226

Comprehensive Loss:
Net Loss	$(833,956)	$(858,416)	$(2,321,035)	$(3,890,922)
Foreign currency translation (loss) gain	(81,477)	(89,562)	103,566	126,460

Comprehensive Loss	(915,433)	(947,978)	(2,217,469)	(3,764,462)
Comprehensive (income) attributable to the non controlling interest	-	(670)	(8,772)	(13,683)
Comprehensive loss attributable to Solar Thin Films, Inc.	$(915,433)	$(948,648)	$(2,226,241)	$(3,778,145)

The accompanying notes to the unaudited condensed consolidated financial statements.

SOLAR THIN FILMS, INC.
CONSOLIDATED STATEMENT OF  STOCKHOLDERS' DEFICIT
TWELVE MONTHS ENDED DECEMBER 31, 2008 AND NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

	SOLAR THIN FILMS, INC.
	Preferred Series B-1		Preferred Series B-3		Common shares
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2007 (Note 12)	228,652	$2,286	47,518	$475	11,402,520	$114,025
Issuance of 119,000 shares of common stock in exchange for convertible notes payable (Note 12)	-	-	-	-	119,000	1,190
Fair value of vested portion of employee options issued	-	-	-	-	-	-
Sale of majority owned subsidiary common stock by subsidiary	-	-	-	-	-	-
Reduction in ownership of majority owned subsidiary	-	-	-	-	-	-
Issuance of 39,800 shares of common stock in exchange for convertible notes payable (Note 12)	-	-	-	-	39,800	398
Issuance of 800 shares of common stock in exchange for convertible notes payable (Note 12)	-	-	-	-	800	8
Amortization of deferred compensation	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance, December 31, 2008	228,652	2,286	47,518	475	11,562,120	115,621
Cumulative effect of a change in accounting principle -adoption of Derivative and Hedging, ASC 815-40, effective January 1, 2009	-	-	-	-	-	-
Issuance of 65,000 shares of common stock in exchange for services rendered (Note 12)	-	-	-	-	65,000	650
Issuance of 102 shares of common stock in exchange for 16 Preferred Series B-3 shares (Note 12)	-	-	(16)	-	102	1
Change in then majority owned subsidiary equity	-	-	-	-	-	-
Fair value of vested portion of employee options issued	-	-	-	-	-	-
Change in fair value of re priced vested employee options	-	-	-	-	-	-
Issuance of then majority owned subsidiary common stock for services	-	-	-	-	-	-
Fair value of warrants issued in exchange for services to be rendered	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-
Issuance of 6,421,000 shares of common stock in exchange for noncontrolling interest in then majority owned subsidiary (Note 12)	-	-	-	-	6,421,000	64,210
Rounding due to reverse split (Note 12)	-	-	-	-	46	1
Foreign currency translation gain	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
	228,652	$2,286	47,502	$475	18,048,268	$180,483

The accompanying notes to the unaudited condensed consolidated financial statements.

SOLAR THIN FILMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
TWELVE MONTHS ENDED DECEMBER 31, 2008 AND NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

	SOLAR THIN FILMS, INC.
				Other			Total
	Additional	Deferred	Treasury	Comprehensive	Accumulated	Non controlling	Stockholders'
	Paid in Capital	Compensation	Stock	Income (loss)	Deficit	Interest	Deficit
Balance, December 31, 2007 (Note 12)	23,313,843	(79,750)	(80,000)	441,044	(24,075,554)	999,496	635,865
Issuance of 119,000 shares of common stock in exchange for convertible notes payable (Note 12)	593,810	-	-	-	-		595,000
Fair value of vested portion of employee options	1,085,016	-	-	-	-		1,085,016
Sale of majority owned subsidiary common stock by subsidiary	105,225	-	-	-	-	44,775	150,000
Reduction in ownership of majority owned subsidiary	-	-	-	-	-	170,221	170,221
Issuance of 199,000 shares of common stock in exchange for convertible notes payable (Note 12)	198,602	-	-	-	-	-	199,000
Issuance of 800 shares of common stock in exchange for convertible notes payable (Note 12)	3,992	-	-	-	-	-	4,000
Amortization of deferred compensation	-	53,500	-	-	-	-	53,500
Foreign currency translation gain	-	-	-	225,626	-	-	225,626
Net loss	-	-	-	-	(8,474,010)	(67,904)	(8,541,914)
Balance, December 31, 2008	25,300,488	(26,250)	(80,000)	666,670	(32,549,564)	1,146,588	(5,423,686)
Cumulative effect of a change in accounting principle -adoption of Derivative and Hedging, ASC 815-40, effective January 1, 2009	(3,222,222)	-	-	-	3,200,445	-	(21,777)
Issuance of 65,000 shares of common stock in exchange for services rendered (Note 12)	77,350	-	-	-	-	-	78,000
Issuance of 102 shares of common stock in exchange for 16 Preferred Series B-3 shares (Note 12)	(1)	-	-	-	-	-	-
Change in then majority owned subsidiary equity	(9,156)	-	-	-	-	9,156	-
Fair value of vested portion of employee options issued	609,894	-	-	-	-	-	609,894
Change in fair value of re priced vested employee options	45,493	-	-	-	-	-	45,493
Issuance of then majority owned subsidiary common stock for services	-	-	-	-	-	49,141	49,141
Fair value of warrants issued in exchange for services to be rendered	222,706	-	-	-	-	-	222,706
Amortization of deferred compensation	-	26,250	-	-	-	-	26,250
Issuance of 6,421,000 shares of common stock in exchange for non-controlling interest in then majority owned subsidiary (Note 12)	1,149,446	-	-	-	-	(1,213,656)	-
Rounding due to reverse split	(1)	-	-	-	-	-	-
Foreign currency translation gain (Note 12)	-	-	-	103,566	-		103,566
Net loss	-	-	-	-	(2,329,807)	8,771	(2,329,807)
	24,173,997	$-	$(80,000)	$770,236	(31,678,926)	-	$(6,631,449)

The accompanying notes to the unaudited condensed consolidated financial statements.

SOLAR THIN FILMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,329,807)	$(3,904,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100,902	151,573
Bad debt	50,000	-
Loss on sale of property, plant and equipment	14,302	-
Impairment of investment	150,000	-
Income attributable to non-controlling interest, net of tax	8,772	13,683
Amortization of deferred financing costs	26,500	58,647
Amortization of debt discounts	362,003	907,571
Amortization of deferred compensation costs	26,250	32,625
Stock based compensation	905,662	605,256
Change in fair value of derivative liability	(21,776)	-
Common stock of majority owned subsidiary issued for services	49,141	-
Changes in operating assets and liabilities:
Accounts receivable	(1,810,817)	(421,645)
Accounts receivable, related party	449,291	119,630
Inventory	(4,086)	(211,076)
Note receivable		(250,000)
Advances to suppliers	954,382	-
Deposits and other current assets	(362,075)	(1,784)
Other assets	56,610	2,475
Accounts payable and accrued liabilities	889,100	153,166
Advances received from customers	(1,773,799)	756,676
Deferred revenue	2,099,526	-
Net cash used in operating activities	(159,919)	(1,987,808)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of investments	1,350,000	(1,500,000)
Deposit on plant and equipment	-	(455,000)
Proceeds from sale of property, plant and equipment	21,838	-
Proceeds from sale of property, plant and equipment Acquisition of property, plant and equipment	(44,054)	(57,716)
Net cash provided by (used in) investing activities:	1,327,784	(2,012,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments) proceeds from notes payable	(225,000)	500,000
Proceeds from sale of common stock by then majority owned subsidiary	-	150,000
Net cash (used in) provided by financing activities	(225,000)	650,000

Effect of currency rate change on cash	(4,788)	126,460

Net increase (decrease) in cash and cash equivalents	938,077	(3,224,064)
Cash and cash equivalents at beginning of period	619,257	4,157,476
Cash and cash equivalents at end of period	$1,557,334	$933,412

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$978	$3,031
Cash paid during the period for taxes	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as deferred compensation	$78,000	$-
Options granted and re-priced for services rendered	$905,662	$-
Fair value of warrants issued for services rendered and to be rendered	$222,706	$-

See the accompanying notes to these unaudited condensed consolidated financial statements.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the three and nine-month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company's Form 10-K/A filed with the SEC on April 23, 2009.

The consolidated financial statements as December 31, 2008 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Business and Basis of Presentation

The Company is incorporated under the laws of the State of Delaware, and is in the business of designing, manufacturing and marketing “turnkey” systems and equipment for the manufacture of low cost thin film solar modules and building integrated photovoltaic tags on a world-wide basis.

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

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts and notes receivable was $1,777,930 as of September 30, 2009 and December 31, 2008. As of December 31, 2008, the Company determined accounts receivable, related party of $831,863, trade receivables of $696,067 and a note receivable of $250,000 were impaired and accordingly recorded an allowance for doubtful accounts. During the nine months ended September 30, 2009, the Company collected accounts receivable, related party, in the amount of $450,000 pursuant to an Equity Transfer Agreement the Company executed in September 2009 and the remaining uncollectible receivable of $50,000 was charged to operations during the period ended September 30, 2009.

Revenue Recognition

For revenue from Equipment sales, which include equipment and sometimes installation, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) Persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of September 30, 2009 and December 31, 2008 amounted to $2,403,840 and $33,452, respectively. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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
SEPTEMBER 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4.	The customer has provided a delivery schedule;

5.	All performance obligations related to the sale have been completed;

6.	The product has been processed to the customer’s specifications, accepted by the customer and made ready for shipment; and

7.	The product is segregated and is not available to fill other orders.

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the Company. There were no bill and hold transactions at September 30, 2009 and December 31, 2008.

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
SEPTEMBER 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

During the nine-month period ended September 30, 2009, the Company executed an Equity Transfer Agreement pursuant to which the Company transferred its investment in CG Solar to a third party in exchange for considerations of $1,350,000. Accordingly, the Company recorded an impairment charge to current period operations of $150,000.

Segment information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company applies the management approach to the identification of our reportable operating segment as provided in accordance with ASC 280-10. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment

Product Warranty costs

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with the Accounting Standards Codification subtopic Guarantees 460-10 (“ASC 460-10”) as a charge in the current period cost of goods sold. The range for the warranty coverage for the Company’s products is up to 18 to 24 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company’s determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Product Warranty costs (continued)

The Company accrued a provision for product warranty costs of approximately $180,000 during 2007; of which approximately $85,000 was utilized during the year ended December 31, 2007. During 2008 an additional $73,000 in warranty costs were accrued and a total of $108,070 was utilized, leaving a balance of approximately $59,930 remaining as of December 31, 2008. During the first nine months of 2009 the Company accrued an additional $131,070 in warranty costs as a result of shipments to Grupo Unisolar, and did not incur any product warranty costs, leaving a balance of $191,000 in product warranty provision as of September 30, 2009.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development cost must be charged to expense as incurred. Accordingly, internal research and developments cost is expensed as incurred.

Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to products are expensed in the period incurred. The Company incurred expenditures of $-0- and an over accrual of $(60,000) on research and product development for the three month periods ended September 30, 2009 and 2008, respectively; and $-0- and $120,000 for the nine month periods ended September 30, 2009 and 2008, respectively.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform with the current year’s presentation. These reclassifications had no effect on reported income or losses.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Effective January 1, 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s consolidated financial position, results of operations or cash flows.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the three month and nine month periods ended September 30, 2009 was $262,557 and $905,662, respectively and $223,351 and $605,256 for the three and nine month period ended September 30, 2008, respectively.

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

Comprehensive Income (Loss)

The Company adopted Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”) which establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The Company translates the foreign currency financial statements into US Dollars using the year or reporting period end or average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters (“ASC 830-10”). Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity (deficit). Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

Net income (loss) per share

The Company accounts for net (loss) income per share in accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which requires presentation of basic and diluted earning per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to our convertible notes, warrants and stock options.  Diluted net (loss) income per share is calculated by including potentially dilutive share issuances in the denominator.  However, diluted net (loss) per share for the three and nine month periods ended September 30, 2009 and 2008 does not reflect the effects of 306,703 and 306,805 shares potentially issuable upon conversion of our convertible preferred shares as of September 30, 2009 and 2008, respectively, 459,600 and 485,400 shares potentially issuable upon the conversion of convertible debt as of September 30, 2009 and 2008, respectively, and -0- and 396,000 shares potentially issuable upon the exercise of the Company's stock options and warrants (calculated using the treasury stock method) as of September 30, 2009 and 2008, respectively. These potentially issuable shares would have an anti-dilutive effect on our net (loss) per share.

Liquidity

The Company has incurred a net loss of $2,321,035 and $3,890,922 for the nine month periods ended September 30, 2009 and 2008, respectively. In addition, the Company has negative working capital of $6,834,918 at September 30, 2009.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.  See Note 20 for disclosures regarding our subsequent events.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

 NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $2,321,035 and $3,890,922 for the nine month periods ended September 30, 2009 and 2008, respectively. Additionally, the Company has negative working capital of $6,834,918 as of September 30, 2009. The Company is currently in default in the payment of certain notes payable.  These factors among others raised substantial doubt about the Company’s ability to continue as a going concern.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 2 - GOING CONCERN MATTERS (continued)

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

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of September 30, 2009 and December 31, 2008 consist of the following.

	September 30, 2009	December 31, 2008
Work in Progress	$182,109	$103,919
Raw Materials	33,040	103,122
	$215,149	$207,041

NOTE 4 - NOTE RECEIVABLE

Note receivable consists of the following:

	September 30, 2009	December 31, 2008
Note receivable, 7% per annum, secured and due June 10, 2009	$250,000	$250,000
Less: allowance for doubtful accounts	(250,000)	(250,000)
Net	$-	$-

The Company’s note receivable along with accrued interest was due on June 10, 2009 and can be prepaid at any time without penalty or premium. The note is secured by the Solar Thin Power, Inc’s common stock held by certain shareholders. At December 31, 2008, management determined the collectibility may be impaired and accordingly recorded an allowance for doubtful accounts with a current period charge to the Company’s operations.  There was no change in allowance for doubtful accounts at September 30, 2009.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 5 – DEPOSITS AND OTHER CURRENT ASSETS

Deposits and other current assets are comprised of the following:

	September 30, 2009	December 31, 2008
Real estate deposits, net of liquidated damages (see below)	$-	$194,254
Common stock and warrants issued for services to be rendered	161,786	-
Tax receivable	583,103	176,601
Other	5,266	7,476
Total	$750,155	$378,331

On August 20, 2008, the Company entered into an agreement to purchase certain property, plant and equipment, including all buildings and improvements, all fixtures and equipment attached to the property and certain equipment for a purchase price of $4,550,000.  In conjunction with the purchase, the Company made a wire transfer of a $30,000 non-refundable initial down payment upon signing of the agreement to an escrow account.  In addition, the Company made a $425,000 second down payment, which was subject to an environmental testing result.  The initial closing was scheduled on September 26, 2008.  The closing date was then adjourned in order to complete the Phase I environmental assessment and to address any issues identified.  Subsequently the Company had identified an environmental condition, which it believed might lead to contamination, and determined not to purchase the property.

The Company then negotiated a refund in the amount of $194,254 and accounted for the liquidated damages of $260,746 as loss on settlement of real estate deposits in the Company’s other expenses for the year ended December 31, 2008. The Company received the refund of $194,254 during the second quarter ended June 30, 2009.

In January 2009, the Company issued 65,000 shares of its Common Stock in exchange for services to be rendered through January 2011 (Note 12). The shares of Common Stock were valued at $78,000, which was estimated to be approximate the fair value of the Company's common shares during the period covered by the consulting agreement. The Company amortized and charged to operations a stock-based compensation expense of $9,830 and $27,567 during the three and nine month period ended September 30, 2009, respectively.

In April 2009, the Company issued to a consultant 400,000 warrants to purchase Solar Thin Power common stock at $1.00 per share exercisable over three years (Note 16 and Note 12).  The warrants vested immediately and were issued for services to be rendered for a period of one year. Effective September 30, 2009, in conjunction with the merger of Solar Thin Power (Note 14), the Company exchanged the issued warrants to warrants to purchase the Company's common stock with the same terms and conditions.  The fair value of the issued warrants of $222,706 was determined using the Black Scholes Option Pricing Model. The Company amortized and charged to operations a stock-based compensation expense of $55,677 and $111,353 during the three and nine month period ended September 30, 2009, respectively.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at September 30, 2009 and December 31, 2008 consist of the following:

	September 30, 2009	December 31, 2008
Land and buildings	$227,878	$223,132
Furniture and fixture	81,482	78,644
Machinery, plant and equipment	490,171	551,463
Total	799,531	853,239

Accumulated depreciation	(484,298)	(439,998)
Property and equipment	$315,233	$413,241

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

Depreciation expense was $30,133 and $51,375 for the three month periods ended September 30, 2009 and 2008, respectively, of which $11,698 and $9,376 was included as part of cost of sales for the three month periods ended September 30, 2009 and 2008, respectively.

Depreciation expense was $100,902 and $151,573 for the nine month periods ended September 30, 2009 and 2008, respectively, of which $32,772 and $36,592 was included as part of cost of sales for the nine month periods ended September 30, 2009 and 2008, respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
Accounts payable	$339,945	$149,324
Other accrued expenses, including a penalty in the amount of $720,000 in connection with liquidating charges as of September 30, 2009 and December 31, 2008	2,373,346	2,068,591
Redemption penalty relating to convertible debentures, see Note 10 below	262,000	-
Accrued interest, see Note 8 and Note 10 below	2,022,481	1,810,200
	$4,997,772	$4,028,115

As described on Note 17 below, the Company entered into a stock exchange agreement.  As such, the Company recorded estimated legal and other related costs of $500,000 as other accrued expenses for service rendered during the year ended December 31, 2008.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 8 - NOTES PAYABLE OTHER

A summary of notes payable other at September 30, 2009 and December 31, 2008 consists of the following:

	September 30, 2009	December 31, 2008
Demand note payable: interest payable at 8.0% per annum (default rate of 10% per annum); unsecured	$1,500,000	$1,500,000
	$1,500,000	$1,500,000

In 1996, the Company issued an unsecured 8%, $1.5 million note to an unrelated party in connection with the Company's acquisition of a software company. The note was due and payable on April 30, 1999. The note was governed by the laws of the State of New York. The New York statute of limitations for seeking to collect on a note is six years from the maturity date. The creditor has never sought to collect the note since its maturity date and in or about 2001 orally advised a representative of the Company that it had "written off the debt." Although the Company has previously and currently listed the note as a liability on its balance sheet, it does not believe that it has any further liability under this note.  Subject to receipt of an appropriate opinion of counsel, the Company intends to remove this item as a liability on its financial statements as at December 31, 2009 and for the fiscal year then ending.

NOTE 9- DIVIDENDS PAYABLE

In 2000 and 2001, the Company’s wholly owned subsidiary declared a dividend to its shareholders. However based on the Company’s limited financial resources it has been unable to pay it. The shareholders have conceded the deferment of this dividend until the Company financially can afford paying it. At September 30, 2009 and December 31, 2008, the outstanding balance was $146,206 and $143,778, respectively. The underlying liability is in the local currency. Changes in the recorded amounts are related to the changes in the currency exchange rates.

NOTE 10- PRIVATE PLACEMENT OF CONVERTIBLE NOTES AND NOTE PAYABLE

A summary of convertible notes payable at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Convertible notes payable (“March 2006”) non-interest bearing; secured and due March 2009. The Company is currently in default under the terms of this note agreement.	1,250,000	1,250,000
Debt Discount, net of accumulated amortization of $1,250,000 and $1,165,525, respectively	( -)	(84,475)
Net	1,250,000	1,165,525
Convertible notes payable (“June 2006”), non- interest bearing; secured and due June 2009; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a rate of $5.00 per share. The Company is currently in default under the terms of this agreement	1,048,000	1,173,000
Debt Discount, net of accumulated amortization of $1,048,000 and $895,472, respectively	( -)	(277,528)
Net	1,048,000	895,472
Note payable, non interest bearing, due March 4, 2009. The Company was in default under the terms of the note agreement. Interest accrued at 8% per annum upon the default. The Company subsequently extended this note payable on October 25, 2009 with a new promissory note payable (see Note 20).	400,000	500,000
Total	2,698,000	2,560,997
Less Current Maturities	(2,698,000)	(2,560,997)
Convertible notes payable – long-term portion	$-	$-

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 10- PRIVATE PLACEMENT OF CONVERTIBLE NOTES AND NOTE PAYABLE (continued)

March 2006 Financing

In connection with the merger and corporate restructure on June 14, 2006, the Company assumed a financing arrangement dated March 16, 2006, subsequently amended on May 18, 2006, with several investors (the "March Investors") for the sale of (i) $1,250,000 in notes (the "Notes"), (ii) 125,000 shares of common stock of the Company (the "Shares") (Note 11) and (iii) common stock purchase warrants to purchase 125,000 shares of common stock at $5.00 price per share for a period of five years (the "Warrants").

The March 2006 Notes are interest free and mature on the earlier of (i) March 16, 2009 or (ii) the Company closing on a financing in the aggregate amount of $12,000,000. The Company granted the March 2006 Investors piggyback registration rights with respect to the Shares and the shares of common stock underlying the Warrants. Further, Robert M. Rubin, CEO and a Director of the Company, has personally guaranteed payment of the March 2006 Notes. The March 2006 Investors contractually agreed to restrict their ability to convert the March 2006 Notes and exercise the March 2006 Warrants and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

The sale of the Notes was completed on March 16, 2006. As of September 30, 2009, the Company was obligated on $1,250,000 in face amount of Notes issued to the March investors.

In accordance with Accounting Standards Codification subtopic 470-20, Debt, Debt With Conversions and Other Options), the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock, warrants and the convertible notes issued to the investors. The accounting predecessor recognized and measured $519,491 of the proceeds, which equals to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the March 2006 Notes.

In accordance with Accounting Standards Codification subtopic 470-10, Debt (“ASC 470-10”), the Company recognized the relative value attributable to the warrants in the amount of $231,797 to additional paid in capital and a discount against the March 2006 Notes. The Company valued the warrants in accordance with ASC 470-10 using the Black-Scholes pricing model and the following assumptions: (1) dividend yield of 0%; 2) expected volatility of 93.03%, (3) risk-free interest rate of 5.08% to 5.10%, and (4) expected life of 5 years. The Company also recognized the relative value attributable to the common stock issued in the amount of $498,712 to additional paid in capital and a discount against the March 2006 Notes. Total debt discount to the March 2006 Notes amounted $1,250,000. The note discount was being amortized over the maturity period of the Notes, being thirty-four (34) months.

The Company amortized the Convertible Notes’ debt discount and recorded non-cash interest expense of $-0- and $84,475 during the three and nine month periods ended September 30, 2009, respectively; and $110,223 and $330,669 during the three and nine month periods ended September 30, 2008, respectively.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 10- PRIVATE PLACEMENT OF CONVERTIBLE NOTES AND NOTE PAYABLE (continued)

June 2006 Financing

In connection with the merger and corporate restructure on June 14, 2006, the Company entered into a financing arrangement with several investors (the “June 2006 Investors”) pursuant to which it sold various securities in consideration of an aggregate purchase price of $6,000,000 consisting of the following securities:

•	$ 6,000,000 in senior secured convertible notes (“June 2006 Notes”);

•	600,000 shares of the Company’s common stock;

•	Series A Common Stock Purchase Warrants to purchase 600,000 shares of common stock at $10.00 per share for a period of three years (“Series A Warrants”);

•	Series B Common Stock Purchase Warrants to purchase 600,000 shares of common stock at $11.00 per share for a period of four years (“Series B Warrants”);

•	Series C Common Stock Purchase Warrants to purchase 600,000 shares of common stock at $15.00 per share for a period of three years (“Series C Warrants”); and

•	Series D Common Stock Purchase Warrants to purchase 600,000 shares of common stock at $16.50 per share for a period of four years (“Series D Warrants”).

The warrants and warrant agreement provide for certain anti-dilution rights (see Note 11).

The Series B Warrants and the Series D Warrants are exercisable only following the exercise of the Series A Warrants and the Series C Warrants, respectively, on a share by share basis.

The June 2006 Notes are interest free and matured in June 2009 and are convertible into the Company’s common stock, at the June 2006 Investors’ option, at a conversion price equal to $5.00 per share (Note 11).

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
SEPTEMBER 30, 2009

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

In accordance with Accounting Standards Codification subtopic 470-10, Debt (“ASC 470-10”), the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock and Convertible Notes issued to the investors. As of December 31, 2006, the Company recognized $2,777,778 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Notes’ maturity period, being three (3) years, as interest expense. In accordance with ASC 470-10, the Company also recognized the relative value attributable to the common stock issued in the amount of $3,222,222 to additional paid in capital and a discount against the June 2006 Notes. Total debt discount to the June 2006 Notes amounted $6,000,000. The note discount is amortized over the maturity period of the notes, being (3) years.

The Company amortized and wrote off the Convertible Notes’ debt discount and recorded a non-cash interest expense of $-0- and $277,528 for the three and nine month period ended September 30, 2009, respectively; and $155,039 and $576,902 for the three and nine month period ended September 30, 2008, respectively.

In conjunction with raising capital through the issuance of $6,000,000 Notes, the Company has issued warrants that have registration rights for the underlying shares.  As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to ASC 470-10, the warrants were recorded as a derivative liability and valued at fair market value until the Company meets the criteria under ASC 470-10 for permanent equity. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in the amount of $10,821,900 and charged to operations as interest expense.  Upon the registration statement being declared effective, the fair value of the warrant on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 93.03%, (3) risk-free interest rate of 5.08% to 5.10%, and (4) expected life of 5 years.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

The Company granted the Investors of the June 2006 Financing a first priority security interest in all of its assets. In addition, the Company pledged 100% of the shares (the “Pledged Shares”) held in its wholly owned subsidiary, Kraft Elektronikai Zrt (“Kraft”), as collateral to the Investors. The Company did not repay the note at its maturity in June 2009. As a result of the default, the Investors may seek a redemption premium equal to 125% of the outstanding principal amount.  At September 30, 2009, the Company had accrued redemption penalty in an aggregate amount of $293,250, which represents the redemption premium in excess of the outstanding notes principal of $1,173,000 that was included in the Company’s current liabilities. As of September 30, 2009, one Investor settled with a payment of $153,750 representing $125,000 in note principal settlement with the remainder as redemption penalty and related interest.

In the year ended December 31, 2007, certain June 2006 investors converted $4,029,000 of convertible notes to 805,800 shares of the Company’s common stock.

In the year ended December 31, 2008, certain June 2006 investors converted $798,000 of convertible notes to 159,600 shares of the Company’s common stock.

During the nine months ended September 30, 2009, the Company paid $125,000 of convertible notes to certain June 2006 investors.

On October 14, 2009, one of the Company’s June 2006 convertible note holders settled for a payment of $315,830 from the Company, representing $250,000 in note principal settlement with the remainder as redemption penalty and related interest.

On October 26, 2009, one of the Company’s June 2006 convertible note holders settled for a payment of $62,500 from the Company, representing $50,000 in note principal settlement with the remainder as redemption penalty and related interest.

On October 29, 2009, one of the Company’s June 2006 convertible note holders settled for a payment of $115,000 from the Company, representing $115,000 in note principal settlement.

As at November 13, 2009, the date of this report, an aggregate of approximately $633,000 of the Company’s June 2006 convertible notes held by 2 noteholders of the 2006 convertible notes remain unpaid and in default, and a former holder of convertible notes is suing the Company for $255,000 of alleged fees and penalties it claims is owed under the June 2006 agreements.  See Note 17, “Litigation.” The Company is in the process of negotiating settlements with such note holders.

There can be no assurance that the Company will enter into definitive settlement agreements to retire or reconstitute the remaining outstanding 2006 convertible notes.  If the Company is unable to enter into settlement or other agreements with the Investors, or is unable to obtain financing on terms acceptable to the Company in order to repay the outstanding debt owed to the Investors, the Investors may elect to exercise their first priority security interest in all of the assets of the Company, as well as sell, transfer or assign the Pledged Shares.  In such event, the Company may be required to cease operations and/or seek protection from its creditors under the Federal Bankruptcy Act.

Note payable

During the year ended December 31, 2008, the Company issued a $500,000 non interest bearing note, which was due on March 4, 2009 and is currently in default. During the three month period ended September 30, 2009, the Company paid $100,000 towards the note.

On October 25, 2009, the Company issued a note for the remaining unpaid balance of $400,000 due on January 4, 2011 with interest of 8% per annum accrued starting at the date of default, due at maturity.  In settlement and extension of the note, the Company issued 50,000 shares of its common stock to the note holder.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

 Upon the Company’s adoption of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging (“ASC 815-40”) effective January 1, 2009, the Company determined that the warrants did not qualify for a scope exception under Accounting Standards Codification subtopic 815-10, Derivatives and Hedging (“ASC 815-10”) as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815-40.  On January 1, 2009, the warrants, under ASC 815-40, were reclassified from equity to derivative liability for the then relative fair market value of $3,222,222 and marked to market.  The Company determined the fair value of these reset provisions at January 1, 2009 was $21,777 as the initial fair value at the adoption date of ASC 815-40.  The value of the warrants decreased by $3,200,445 from the warrants issuance date to the adoption date of ASC 815-40.  As of January 1, 2009, the cumulative effect in adopting ASC 815-40 was a reduction to additional paid in capital of $3,222,222 to reclassify the warrants from equity to derivative liability and a decrease in accumulated deficit of $3,200,446 as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and January 1, 2009.  At March 31, 2009, the warrant liability was marked to market and the Company recorded a gain of $12,909 due to the decrease in the fair value related to these instruments during the first quarter of fiscal 2009.  Under ASC 815-40, the warrants will be carried at fair value and adjusted at each reporting period. In June 2009, the warrants expired and the related warrant liability adjusted to $-0-.

The fair value of the warrants at the adoption date of ASC 815-40 was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: -0-%; volatility: 97.17%, risk free rate: 0.27% to 0.37%, expected term: 0.43 to 1.43 years.

NOTE 12- CAPITAL STOCK

Preferred Stock

The Company has authorized 2,700,000 total shares of preferred stock.

The Board of Directors designated 1,200,000 shares as Series A 12.5% cumulative preferred stock (“Series A Preferred Stock”), with a par value of $0.01 per share. The preferred stock is entitled to preference upon liquidation of $0.63 per share for any unconverted shares. As of September 30, 2009 and December 31, 2008, there were no shares of Series A Preferred Stock issued and outstanding.

The Board of Directors has designated a total of 1,500,000 shares of Series B Preferred Stock:

•
The Board of Directors has designated 1,000,000 shares of its preferred stock as Series B-1 Preferred Stock (“B-1 Preferred”). Each share of Series B-1 Preferred Stock is entitled to preference upon liquidation of $2.19 per share for any unconverted shares. Each shares of the Series B-1 Preferred shall be entitled to one (1) vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Eighty five (85) Series B-1 Preferred shares may be converted to one (1) share of the Company’s common stock. As of September 30, 2009 and December 31, 2008 there were 228,652 shares of Series B-1 Preferred issued and outstanding.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 12- CAPITAL STOCK (continued)

•
The Board of Directors has designated 232,500 shares of its preferred stock as Series B-3 Preferred Stock (“B-3 Preferred”). Each share of the Series B-3 Preferred shall be entitled to six and four tenths (6.4) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Each Series B-3 Preferred share may be converted to six and four tenths (6.4) shares of the Company’s common stock. As of September 30, 2009 and December 31, 2008, there were 47,502 and 47,518 shares of Series B-3 Preferred issued and outstanding, respectively.

•
In June 2006 the Board of Directors designated 100,000 shares of its preferred stock as Series B-4 Preferred Stock (“B-4 Preferred”).  Upon the filing of an amendment which increased the number of authorized common shares such that there was an adequate amount of authorized common stock per issuance upon conversion of the Series B-4 Preferred, the Series B-4 Preferred shares automatically converted to shares of the Company's common stock at a rate of seventy (70) common shares for each share of Series B-4 Preferred. During the year ended December 31, 2007, 95,500 shares of Series B-4 Preferred were converted into 6,685,000 shares of the Company’s common stock. As of September 30, 2009 and December 31, 2008, there were no shares of Series B-4 Preferred issued and outstanding.

Common Stock

On September 3, 2009, the Company affected a one-for-five (1 to 5) reverse stock split of its issued and outstanding shares of common stock, $0.01 par value. All references in the consolidated financial statements and the notes to consolidated financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split. The Company has restated from 57,810,601 to 11,562,120 shares of common stock issued and outstanding as of December 31, 2008 to reflect the reverse split.

On September 3, 2009, the Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.01 per share. As of September 30, 2009 and December 31, 2008, there were 18,048,268 and 11,562,120 shares of common stock issued and outstanding, respectively.

In February 2007, the Company amended its Certificate of Incorporation increasing its authorized shares of common stock to issue 150,000,000 shares of common stock with a par value of $0.01 per share.

In January 2008, the Company issued 80,000 shares of its Common stock in exchange for convertible debentures of $400,000.

In March 2008, the Company issued 39,000 shares of its Common stock in exchange for convertible debentures of $195,000.

In April 2008, the Company issued 200 shares of its Common stock in exchange for convertible debentures of $1,000.

In June 2008, the Company issued 35,000 shares of its Common stock in exchange for convertible debentures of $175,000.

In September 2008, the Company issued 4,600 shares of its Common stock in exchange for convertible debentures of $23,000.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 12- CAPITAL STOCK (continued)

In October 2008, the Company issued 800 shares of its Common Stock in exchange for convertible debentures of $4,000.

In January 2009, the Company issued 65,000 shares of its Common Stock in exchange for services to be rendered through January 2011. The shares of Common Stock were valued at $78,000, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the consulting agreement. The Company amortized and charged to operations a stock-based compensation expense of $27,567 during the nine month period ended September 30, 2009.

In February 2009, the Company issued 102 shares of its Common Stock in conversion of 16 shares of Series B-3 Preferred Stock.

Pursuant to the Agreement and Plan of Merger dated and effective on June 30, 2009 (the “Agreement”) with Solar Thin Power, Inc. and its shareholders, the shareholders of Solar Thin Power, other than the Company, received an aggregate of 6,421,000 shares of the Company’s common stock (see Note 14).

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

The Company had related party trade receivables of $1,197,548 from RESI as of December 31, 2008 from the Blue Star Contract and $134,315 from another project. RESI assumed the trade payable from Terrasolar upon assumption of the Blue Star contract in April 2007 and made several payments during 2007. The Company has decided to reserve $831,863 out of the total balance of $1,331,863 related party trade receivable based on management’s evaluation of the related party’s current financial condition as of December 31, 2008. During the nine months ended September 30, 2009, the Company collected $450,000 pursuant to an Equity Transfer Agreement the Company executed in September 2009 and the remaining uncollectible receivable of $50,000 was charged to operations during the period ended September 30, 2009.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 13- RELATED PARTY NOTES PAYABLE AND TRANSACTIONS (continued)

The Company signed a cooperative Research and Development Contract, and a Marketing and Manufacturing Facility Turn On Function Contract with RESI on December 20, 2006 and January 30, 2007, respectively. Zoltan Kiss, the Company’s former Chairman of the Board, is Chairman and majority shareholder of RESI. Payments made to RESI under the Research and Development Contract were $-0- and $120,000 for the nine month periods ended September 30, 2009 and 2008, respectively. No payments have been made to RESI under the Marketing and Manufacturing Facility Turn On Function Contract for the three month periods ended September 30, 2009 and 2008.

During 2008, the Company also entered into a Settlement Agreement with Zoltan Kiss, replacing both the Research and Development Contract and the Marketing Contract.

There were no related party sales and/or cost of sales for the three and nine month periods ended September 30, 2009 and 2008.

The Company has a dividend payment obligation due to the former shareholders valued at $146,206 and $143,778 as of September 30, 2009 and December 31, 2008, respectively.

NOTE 14 – NON CONTROLLING INTEREST

Formation and Merger of Subsidiary

On October 18, 2007, the Company organized a wholly owned subsidiary, Solar Thin Power, Inc. (“Solar Thin Power”) under the laws of the state of Nevada. On October 24, 2007, Solar Thin Power issued 50,000,000 shares of its common stock in exchange for services rendered to the Company and 14,500,000 common shares for services to be performed.  On December 19, 2007 and January 23, 2008, Solar Thin Power completed the sale of 7,070,000 shares of its common stock at a net sales price of $0.4948 per share.  In conjunction with the sale of the common stock of Solar Thin Power, the Company issued 737,000 warrants to purchase shares in the Company’s common stock at $16.50 per share for five years (Notes 12 and 16).

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

Under the terms of the Merger:

•
the shareholders of Solar Thin Power, other than the Company, received an aggregate of 6,421,000 shares of the Company’s common stock, or one and one-half shares of Company common stock for each share of Solar Thin Power common stock owned by them;

•
each full share of Solar Thin Power common stock that is issuable upon exercise of any Solar Thin Power warrants as at the effective time of the Merger will be converted into and exchanged for the right to purchase or receive one full share of the Company’s common stock upon exercise of such Solar Thin Power warrants; and

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 14 – NON CONTROLLING INTEREST (continued)

•	all of the 43,000,000 shares of Solar Thin Power common stock owned by the Company were cancelled.

For the period from October 18, 2007 (date of incorporation) to the date of the Merger, Solar Thin Power, Inc. had total revenue of $0, net income of $2,187 and $45,485 for the three and nine months ended September 30, 2008, and net income of $24,624 for period from January 1, 2009 through the date of Merger, mainly attributable to accrued interest receivable, and a total accumulated deficit of $273,507 at June 30, 2009, date of Merger.  Prior to the Merger, the Company owned a 63.64% interest in Solar Thin Power. In the quarter ended September 30, 2009, the Company issued 6,421,000 shares of its commons stock to shareholders of Solar Thin Power, Inc. pursuant to the Agreement and Plan of Merger, and the Company had eliminated the non controlling interests on its consolidated balance sheets upon the Merger effective on June 30, 2009; and the consolidated results of operations and cash flows reflected an elimination of 36.36% of Solar Thin Power financial results for the period prior to the Merger that pertain to the non controlling interest shareholders of Solar Thin Power.

The following table summarizes the changes in Non Controlling Interest from December 31, 2007 to June 30, 2009 (date of Merger):

Balance as of December 31, 2007	$999,496
Period loss applicable to non controlling interest for 2008	(67,904)
Dilution of ownership interest from 70.15% ownership to 65.12% through issuance of Solar Power’s common stock by the Company for services rendered	214,996
Balance as of December 31, 2008	1,146,588
Period income applicable to non controlling interest for the six months ended June 30, 2009	8,771
Dilution of ownership interest related to change in equity of non controlling interest	9,156
Dilution of ownership interest from 65.12% to 63.64% through issuance of Solar Power’s common stock by Company for services rendered	49,141
Common stock to be issued in exchange for the outstanding non controlling interest	(1,213,656)
Balance as of June 30, 2009 (date of Merger)	$-

The Company follows the Accounting Standards Codification subtopic 450-10, Contingencies (“ASC 450-10”) in accounting for this put liability, which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable. At December 31, 2008, the Company believed that its obligations under the put option are not probable due to the fact that it was anticipated that Solar Thin Power will enter into an agreement with the Company to merge with and into the Company prior to the Effective Date.  Upon the execution of the Agreement and Plan of Merger (the “Agreement”) with Solar Thin Power, Inc. and its shareholders, and the closing of the acquisition effective June 30, 2009, the put liability had been eliminated at June 30, 2009 (date of Merger).

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 15- ECONOMIC DEPENDENCY

During the nine month period September 30, 2009, $8,402,980 or 100% of the total revenues were derived from one customer; for the nine month period ended September 30, 2008; $2,871,458 or 100% were derived from another customer.

NOTE 16 – STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at September 30, 2009:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.00	400,000	2.50	$1.00	400,000	$1.00
5.00	66,667	0.72	5.00	66,667	5.00
11.00	600,000	0.71	11.00	—	-
16.50	1,337,000	2.06	16.50	1,337,000	16.50
Total	2,403,667	1.76	$12.25	2,403,667	$10.75

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	3,268,667	$13.40
Granted	60,000	16.50
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	3,328,667	13.45
Granted	400,000	1.00
Exercised	—	—
Canceled or expired	(1,325,000)	(11.90)
Outstanding at September 30, 2009	2,403,667	$12.25

In conjunction with the sale of the common stock of the Company’s then majority owned subsidiary, Solar Thin Power, Inc., the Company issued 60,000 warrants during the year ended December 31, 2008 to purchase the Company’s common stock at $16.50 per share exercisable until five years from the date of issuance. During the period ended September 30, 2009, 125,000 warrants issued to a placement agent and 1,200,000 warrants issued to Investors in connection with June 2006 financing during the year ended December 31, 2006 (Note 10) expired.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 16 – STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

On April 1, 2009, the Company issued to a consultant 400,000 warrants to purchase Solar Thin Power common stock at $1.00 per share exercisable over three years. The warrants vested immediately and were issued for services to be rendered for a period of one year. Effective June 30, 2009, in conjunction with the merger of Solar Thin Power (See Note 14), the Company exchanged the issued warrants to warrants to purchase the Company’s common stock with the same terms and conditions. The fair value of the issued warrants of $222,706 was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.16%
Expected stock price volatility	103.89%
Expected dividend payout	—
Expected option life-years (a)	3

(a) The expected warrant life is based on contractual expiration dates.

The Company amortized and charged to operations a stock-based compensation expense of $55,676 and $111,353 for the three and nine month period ended September 30, 2009, respectively.

Stock options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees and directors of the Company at September 30, 2009:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.90	600,000	7.72	$0.90	600,000	$0.90
$2.10	100,000	4.07	$2.10	30,556	$2.10
$3.75	126,000	8.50	$3.75	126,000	$3.75
$10.35	3,125	0.20	$10.35	3,125	$10.35
Total	829,125	7.37	$1.55	759,681	$1.46

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 16 – STOCK OPTIONS AND WARRANTS (continued)

Stock options (continued)

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of	Price
	Shares	Per Share
Outstanding at December 31, 2007:	603,125	$2.75
Granted	354,000	3.30
Exercised	—	—
Canceled or expired	(8,000)	(10.90)
Outstanding at December 31, 2008:	949,125	$2.95
Granted	-	-
Exercised	-	-
Canceled or expired	(120,000)	(4.00)
Outstanding at September 30, 2009:	829,125	$1.55

During the year ended December 31, 2008, the Company granted an aggregate of 346,000 stock options (net of cancellations, see stock option table per above) to officers, employees and consultants with an exercise prices from $2.10 to $4.00 per share expiring five to ten years from issuance with cliff vesting or graded vesting over eighteen to thirty six months. Compensation cost is recognized over the requisite service period in a manner consistent with the option vesting provisions.

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

During the nine month period ended September 30, 2009, the Company canceled 120,000 unvested stock options and re-priced certain employee options initially with exercise price of $2.67 to $0.90 per share with other terms remaining the same.  The re-priced stock options were originally granted and fair valued in June 2007, and the original fair value was amortized over the vesting period of two years.  The Company had amortized and charged to operations the entire original value of the options as of the second quarter of fiscal 2009.  In addition, upon the modification of the exercise price of these options during the nine months ended September 30, 2009, the Company calculated the fair value of the fully vested re-priced options based on the modified terms, and additional compensation of $45,494 was charged to current period operations.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 16 – STOCK OPTIONS AND WARRANTS (continued)

Stock options (continued)

Stock-based compensation expense in connection with stock options granted, vested and re-priced in the aggregate amount of $85,696 and $223,351 was charged to operating results in connection with the stock options grant for the three month periods ended September 30, 2009 and 2008, respectively.

Stock-based compensation expense in connection with stock options granted, vested and re-priced in the aggregate amount of $655,387 and $605,256 was charged to operating results in connection with the stock options grant for the nine month periods ended September 30, 2009 and 2008, respectively.

The fair values of the fully vested re-priced employee options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	103.89%
Risk free rate:	2.25%
Expected option life-years (a)	8.17

(a) The expected option life is based on contractual expiration dates.

On September 4, 2009, the Company's board of directors authorized warrants to purchase up to 12,500,000 shares of common stock of the Company.  The Company intends to issue these warrants to potential investors and other persons who have rendered or may render services on behalf of the Company, including certain of its officers, directors, consultants and other affiliates. The warrants will, if and when issued, entitle the holder to purchase, at any time on or before the earlier to occur of five years from the date of issuance or December 31, 2014, common stock at an exercise price of $0.70 per share, representing the average closing bid price of the Company’s common stock for the 20 trading days after the Company’s one-for-five reverse stock split consummated on September 3, 2009.  The warrants may be exercised on a cashless basis.  To the extent that the Company issues these warrants to persons, other than its officers and directors, such warrants may be issued at any time by the board of directors and will be immediately exercisable.  If and to the extent that warrants are issued to the Company’s officers and directors, they may only be exercised if and when the Company achieves net profits for two or more consecutive fiscal quarters, and the other terms and conditions of such warrants have been reviewed and are deemed to be fair and reasonable to the Company by an independent investment banking firm.  In addition, such warrants, if exercisable, would automatically terminate if such person ceases for any reason (other than death or disability) to be an officer or director of the Company prior to their exercise.

The Company’s board of directors will consider registering the shares of common stock underlying the warrants for resale under the Securities Act of 1933, as amended.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Lease agreement

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. In November 2007, the terms of the lease agreement were modified effectively increasing the monthly rent to $20,800 per month starting on January 1, 2008 for the next three years through December 31, 2010. The minimum future cash flow for the leases at September 30, 2009 is as follows:

Amount:

Three months ending December 31, 2009	$62,400
Year ending December 31, 2010	$249,600
Total	$312,000

Rent expense amounted to $66,779 and $69,162 for the three month periods ended September 30, 2009 and 2008, respectively.

Rent expense amounted to $201,488 and $209,459 for the nine month periods ended September 30, 2009 and 2008, respectively.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 17 - COMMITMENTS AND CONTINGENCIES (continued)

Litigation

New York Medical, Inc. and Redwood Investment Associates, L.P. vs. American United Global, Inc., et al. (Supreme Court, New York State, New York County). In this suit, filed on December 12, 2003, plaintiffs seek a declaration that a series of transactions by which we allegedly acquired Lifetime Healthcare Services, Inc. ("Lifetime") and Lifetime acquired an interest in NY Medical from Redwood (collectively "Transactions") were properly rescinded or, alternatively, that because the Transactions were induced by fraudulent conduct of our company and others, that the Transactions should be judicially rescinded. In addition to the requests for equitable relief, plaintiffs also seek monitory damages in excess of $5 million and exemplary damages in the amount of $15 million.  On March 18, 2008, the Supreme Court of New York State entered a final order dismissing this legal proceeding.

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

In 1996, the Company issued an unsecured 8% $1.5 million note to an unrelated party in connection with the Company's acquisition of a software company. The note was due and payable on April 30, 1999. The note was governed by the laws of the State of New York. The New York statute of limitations for seeking to collect on a note is six years from the maturity date. The creditor has never sought to collect the note since its maturity date and in or about 2001 orally advised a representative of the Company that it had "written off the debt." Although the Company has previously and currently listed the note as a liability on its balance sheet, it does not believe that it has any further liability under this note (see Note 8). Subject to receipt of an appropriate opinion of counsel, the Company intends to delete this item as a liability on its financial statements as at December 31, 2009 and for the fiscal year then ending.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 17 - COMMITMENTS AND CONTINGENCIES (continued)

Product Warranty Obligation

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with ASC 460-10. The range for the warranty coverage for the Company’s products is up to 18 to 24 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company’s determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations. Accrued provision for product warranty was approximately $191,000 and $59,930 as of September 30, 2009 and December 31, 2008, respectively.

Employment and Consulting Agreements

The Company has consulting agreements with its key officers. In addition to compensation and benefit provisions, the agreements include non-disclosure and confidentiality provisions for the protection of the Company's proprietary information.

In connection with the merger with Kraft, the Company entered into consulting agreements with Zoltan Kiss and Robert M. Rubin pursuant to which each would receive annual compensation of $160,000 per annum and major medical benefits in consideration for services performed on behalf of the Company. Each of these agreements had a term of three years. The agreement with Mr. Kiss was terminated as part of the agreement with Mr. Kiss as further described below. Mr. Rubin’s agreement was modified upon his appointment as the Company’s Chief Financial Officer in August 2007.

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from the inception and renewable automatically from year to year unless either the Company or consultant terminates such engagement by written notice.

Share exchange agreement

On April 3, 2009, the Company and Kraft entered into a restated share exchange agreement with Buda Solar Technologies Co. Ltd. (“Buda Solar”) and its shareholders.  Under the terms of such agreement, subject to the satisfaction of certain closing conditions, including, without limitation, the Company’s repayment of the outstanding June 2006 convertible notes in order to secure the release of the shares of Kraft pledged as security to the June 2006 noteholders, Kraft will acquire 100% of the share capital of Buda Solar and will issue to the stockholders of Buda Solar 49% of the share capital of Kraft.  As a result, the Company will own 51% of Kraft and our 51% owned Kraft subsidiary will, in turn, own 100% of the share capital of Buda Solar.  Buda Solar is engaged in the providing technical and installation services for the production and installation of thin film a-Si solar module manufacturing equipment.  Consummation of the Buda Solar transaction has been amended on April 30, 2009 and rescheduled to occur by the end of the first quarter of 2010.

Under the terms of a separate agreement with BudaSolar, Kraft has contracted to purchase from BudaSolar (1) equipment assembly services on some of its equipment based on a fixed fee per equipment, and (2) installation related technical services based on hourly rates.  In connection with these services, Kraft has paid $1,370,000 in advances to BudaSolar during the second quarter of 2009. BudaSolar has provided $1,326,693 worth of services in 2009 to Kraft, which left a balance of advances wired to BudaSolar of $77,412 as of September 30, 2009.  Advances to BudaSolar have been fully settled in July 2009.  During 2008, BudaSolar received $750,000 pursuant to the Stock Exchange Agreement from the Company, which was fully repaid in the second quarter of 2009.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 17 - COMMITMENTS AND CONTINGENCIES (continued)

Agreement with Mr. Kiss and other Stockholders

On August 12, 2008, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Zoltan Kiss (“Z. Kiss”), Gregory Joseph Kiss (“G. Kiss”), Maria Gabriella Kiss (“M. Kiss”), and Steven H. Gifis (“Gifis”). Under the terms of the Purchase Agreement, the Company has agreed to arrange for the sale, and each of Z. Kiss, G. Kiss and M. Kiss (the “Selling Stockholders”) have agreed to sell, an aggregate of 3.6 million shares of common stock of the Company owned by the Selling Stockholders. The purchase price for the 3.6 million shares is $2.07 per share, or a total of $7,450,200 for all of the shares. At August 12, 2008, the closing price of the Company’s common stock, as traded on the OTC Bulletin Board, was $4.0 per share.

Z. Kiss, a former director and executive officer of the Company, is selling 2.0 million of the 3.6 million shares, representing his entire share holdings in the Company. In addition, Mr. Kiss has agreed to apply up to $831,863 of the proceeds from the sale of his 2.0 million shares to pay a portion of the $1,331,863 of indebtedness owed by his affiliate Renewable Energy Solutions Inc. (“RESI”), to the Company. G. Kiss and M. Kiss, the children of Z. Kiss, are each selling 800,000 shares in the transaction, and, after the sale, such persons will retain 10,000 and 200,000 shares of the Company’s common stock, respectively. Mr. Gifis is acting as agent for each of the Selling Stockholders (the “Sellers’ Agent”).

The Company intends to finance the purchase price for the 3.6 million shares being sold by the Selling Stockholders by arranging for a sale of the shares, either through a registered public offering for the account of the Selling Stockholders, or a private purchase.

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

•
on or before December 31, 2008, Z. Kiss shall cause RESI to transfer to the Company an aggregate of shares of CG Solar, formerly known as Weihai Blue Star Terra Photovoltaic Company (“CG Solar”), representing 5% of the issued and outstanding capital shares of CG Solar, and having an agreed upon value of $500,000 (the “Transferred CG Solar Equity”) – In July 2009, the parties negotiated the sale back of the 5% interest in CG Solar for $450,000. In September 2009, the Company collected the $450,000 and charged the remaining uncollectible amount of $50,000 to current period operations.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 17 - COMMITMENTS AND CONTINGENCIES (continued)

Agreement with Mr. Kiss and other Stockholders (Continued)

•	the $831,863 balance of the RESI Debt (the “RESI Debt Balance”) shall be paid on or following the closing date as follows:

•
to the extent not previously paid in full, out of the net proceeds received by him from the public or private sale of all or a portion of his 2,000,000 subject shares under the Purchase Agreement, Z. Kiss shall pay to the Company a total of up to $434,315 of the RESI Debt Balance, such amount to be appropriately pro-rated based upon $0.22 to be paid for each such 2,000,000 subject shares sold; and

•
unless a portion of the RESI Debt Balance has been paid by Z. Kiss in accordance with the above, the entire RESI Debt Balance(or any unpaid portion thereof) will be paid to the Company by Amelio on the earlier to occur of (i) receipt of net proceeds of a financing by Amelio (the “Amelio Financing”) of not less than $2,000,000, or (ii) receipt of payment by RESI or Amelio from CG Solar, the customer from whom the a-Si equipment giving rise to the RESI Debt was shipped.  To the extent that the RESI Debt Balance is paid in whole or in part by Z. Kiss, then Amelio shall issue to Z. Kiss a promissory note due and payable to the earlier to occur of the consummation of the Amelio Financing or one year from the closing date.

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

There can be no assurance that the Company will be able to obtain the requisite financing to consummate the transactions contemplated by the above agreements. As of the date hereof, the anticipated closing date of the transactions contemplated by the above agreements has passed and such transactions have not been consummated.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

In addition to its equity investment, the Partnership has agreed under the terms of a loan agreement entered into at the same time as the Algatec Share Purchase Agreement, to lend to Algatec on or about November 30, 2008 (the “Second Closing”), an additional $2,600,000 or approximately €2,000,000.  The proceeds of the loan were to be used to assist Algatec in paying the balance of the purchase price for all of the assets and equity of the Trend Capital limited partnership.  Upon funding of the loan, the Partnership would purchase for €9,250 an additional 9,250 shares, representing 21.5% of the outstanding share capital of Algatec, thereby increasing its ownership to an aggregate of up to 49% of the outstanding share capital of Algatec.  The loan, together with interest at the rate of 6% per annum, is repayable on the earlier of December 31, 2012 or the completion of one or more financings providing Algatec with up to $50.0 million of proceeds for expansion (the “Algatec Financing”).  Upon the Partnership funding the entire €2,000,000 loan at the Second Closing, the Management Group would own the remaining 51% of the share capital of Algatec.  If the Partnership funds less than the full €2,000,000 loan, the additional 21.5% equity to be issued to the Partnership at the Second Closing was to have been appropriately pro-rated.  On December 29, 2008, the Partnership consummated the Second Closing with Algatec and funded a loan of €2,000,000 ($2.6 million). Ultimately, the Partnership provided total funding of approximately $5.75 million to Algatec which, after allowing for unfavorable currency conversion rates, left the Partnership with a total equity ownership in Algatec of approximately 47% of the total number of outstanding Algatec shares.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 17 - COMMITMENTS AND CONTINGENCIES (continued)

Proposed Acquisition of Algatec (continued)

Effective as of October 30, 2008, the Trustee, the Management Group and the Partnership (collectively, the “Algatec Stockholders”) and Algatec entered into a stock exchange agreement. Under the terms of the stock exchange agreement the Algatec stockholders agreed, subject to certain conditions, to exchange 100% of the share capital of Algatec for shares of our newly authorized Series B-5 convertible preferred stock.  The Series B-5 preferred stock is convertible at any time into that number of shares of our common stock as shall represent 60% of our “Fully-Diluted Common Stock” (as defined).  The term “Fully-Diluted Common Stock” means the aggregate number of shares of Company common stock issued and outstanding as at the date of closing of the share exchange, after giving pro-forma effect to the sale or issuance of any shares of common stock (a) that were issued at any time following the October 30, 2008 date of execution of the stock exchange agreement and prior to consummation of the Algatec acquisition, (b) that are issuable upon conversion of any Company convertible securities or upon the exercise of any warrants that were issued at any time between October 31, 2008 and consummation of the Algatec acquisition, and (c) that are issuable upon full conversion of the Series B-5 preferred stock.  However, the Algatec stockholders shall be subject to pro-rata dilution resulting from the issuance of (i) approximately 3.92 million shares of Company common stock issuable upon conversion of convertible notes or the exercise of options and warrants that were outstanding as at October 30, 2008, (ii) any shares of Company common stock issued in connection with providing financing for Algatec (as described below), or (iii) any shares of Company common stock issued or issuable after completion of the Algatec acquisition.  Consummation of the Algatec acquisition is subject to certain conditions, including Algatec obtaining up to $50.0 million of the Algatec Financing to enable it to construct the addition to its existing manufacturing facility and purchase the necessary equipment to expand its business and meet contractual obligations to Q-Cells and other customers, as described above.

On April 10, 2009, the parties agreed to extend the anticipated closing date of the transactions contemplated by the Stock Exchange Agreement to July 15, 2009.  Consummation of the transaction was subject to certain conditions, including our ability to arrange for the $50.0 million Algatec Financing.  Such Algatec Financing condition was not fulfilled and the agreement expired on July 15, 2009.

The Company and the Partnership, as the owner of approximately 47% of the outstanding shares of capital stock of Algatec, are considering a transaction whereby the Partnership will exchange all of its Algatec shares for shares of Company common stock.  It is anticipated that, upon consummation of such exchange, the Partnership or its partners will receive shares of Company common stock representing approximately 28.2% of the Fully-Diluted Common Stock of the Company.  Consummation of the exchange will be subject to a number of conditions, including:

•	receipt of audited financial statements of Algatec;
•	final approval of our board of directors;
•
approval and consent of the holders of a majority of the limited partnership interests in the Partnership, excluding, for such purpose, the Partnership interest held by The Rubin Family Irrevocable Stock Trust; and

•	receipt of a "fairness opinion" from an independent investment banking firm, to the effect that such exchange is fair to the stockholders of our Company from a financial point of view.

NOTE 18 – FAIR VALUE MEASUREMENT

The Company adopted the provisions of ASC 825-10 on January 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to the beginning retained earnings and no impact on the consolidated financial statements.

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

The following table sets forth the Company’s short and long-term investments as of September 30, 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC 825-10, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at fair Value
Assets:
Cash	$1,557,334	$-	$-	$1,557,334

Liabilities:
None	$-	$-	$-	-

At September 30, 2009, the carrying amounts of the notes payable and convertible notes payable approximate fair value because the entire note had been classified to current maturity.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 19 – SEGMENT INFORMATION

The Company's operations fall into one single product segment, photovoltaic thin film modules: producing and/or installing and commissioning factory equipment that produces photovoltaic thin film modules. The Company manages its operations, and accordingly determines its operating segments, on a geographic basis. Consequently, the Company has one operating geographic location, Hungary. The performance of geographic operating segments is monitored based on net income or loss (after income taxes, interest, and foreign exchange gains/losses). The accounting policies of the segments are the same as those described in the summary of accounting policies in Note 1. There are no intersegment sales revenues. The following tables summarize financial information by geographic segment for the three month periods ended September 30, 2009 and 2008:

Geographic information for the three month period ended September 30, 2009:

	Hungary	(Corporate)	Total
Total Revenues	$2,181,956	$-	$2,181,956

Depreciation and amortization	68,130	-	68,130

Interest Income	18,952	-	18,952
Interest expense	(2,303)	(132,906)	(135,209)
Net interest expense	16,649	(132,906)	(116,257)

Debt acquisition cost	-	-	-
Research and development	-	-	-
Net (loss) attributable to Solar Thin Films, Inc.	(353,336)	(480,620)	(833,956)

Fixed assets, net	315,233	-	315,233
Fixed asset additions	$3,039	$-	$3,039

Geographic information for three month period ended September 30, 2008:

	Hungary	(Corporate)	Total
Total Revenues	$1,855,371	$-	$1,855,371

Depreciation and amortization	60,751	-	60,751

Interest Income	56	2,316	2,372
Interest expense	(840)	(292,942)	(293,782)
Net interest expense	(784)	(290,626)	(291,410)

Debt acquisition cost	-	(15,761)	(15,761)
Research and development	-	60,000	60,000
Net income (loss) attributable to Solar Thin Films, Inc.	120,263	(979,349)	(859,086)

Fixed assets, net	501,173	-	501,173
Fixed asset additions	57,716	-	57,716

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 19 – SEGMENT INFORMATION (continued)

Geographic information of revenues by customers’ locations/countries for three months ended September 30, 2009 and 2008:

Customer Countries:	September 30, 2009	September 30, 2008
Spain	$2,181,956	$-
U.S.	-	1,855,371
Total	$2,181,956	$1,855,371

Geographic information for the nine month period ended September 30, 2009:

	Hungary	(Corporate)	Total
Total Revenues	$8,402,980	$-	$8,402,980

Depreciation and amortization	100,902	-	100,902

Interest Income	21,557	-	21,557
Interest expense	(2,610)	(854,444)	(857,054)
Net interest expense	18,947	(854,444)	(835,497)

Debt acquisition cost	-	(26,500)	(26,500)
Research and development	-	-	-
Net loss attributable to Solar Thin Films, Inc.	(68,632)	(2,261,175)	(2,329,807)

Fixed assets, net	315,233	-	315,233
Fixed asset additions	$44,054	$-	$44,054

Geographic information for nine month period ended September 30, 2008:

	Hungary	(Corporate)	Total
Total Revenues	$2,871,458	$-	$2,871,458

Depreciation and amortization	151,573	-	151,573

Interest Income	2,028	15,025	17,053
Interest expense	(3,032)	(985,597)	(988,629)
Net interest expense	(1,004)	(970,572)	(971,576)

Debt acquisition cost	-	(58,647)	(58,647)
Research and development	-	(120,000)	(120,000)
Net loss attributable to Solar Thin Films, Inc.	(743,374)	(3,161,231)	(3,904,605)

Fixed assets, net	501,173	-	501,173
Fixed asset additions	57,716	-	57,716

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 19 – SEGMENT INFORMATION (continued)

Geographic information of revenues by customers’ locations/countries for nine months ended September 30, 2009 and 2008:

Customer Countries:	September 30, 2009	September 30, 2008
Spain	$8,402,980	$-
U.S.	-	2,871,458
Total	$8,402,980	$2,871,458

NOTE 20 – SUBSEQUENT EVENTS

On October 25, 2009, the Company issued a promissory note for $400,000 representing the remaining unpaid balance of an outstanding note payable originally due March 2009. The promissory note is due on January 4, 2011 with interest of 8% per annum, due at maturity.  In settlement and extension of the note, the Company issued 50,000 shares of its common stock to the note holder.

On October 14, 2009, one of the Company’s June 2006 convertible note holders settled for a payment of $315,830 from the Company, representing $250,000 in note principal settlement with the remainder as redemption penalty and related interest.

On October 26, 2009, one of the Company’s June 2006 convertible note holders settled for a payment of $62,500 from the Company, representing $50,000 in note principal settlement with the remainder as redemption penalty and related interest.

On October 29, 2009, one of the Company’s June 2006 convertible note holders settled for a payment of $115,000 from the Company, representing $115,000 in note principal settlement.

Subsequent events have been evaluated through November 13, 2009, the date that the financial statements were issued.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO, THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 FILED WITH THE SEC ON APRIL 23, 2009. IN ADDITION, SEE “CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS” SET FORTH IN THIS REPORT.

Overview

Solar Thin Films, Inc. (the “Company”) is a business focused on the solar energy industry.  We engage in the design, manufacture, and marketing of “turnkey” systems and equipment for the manufacture of low cost thin film solar modules and building integrated photovoltaic tags on a world-wide basis. The Company operates through its wholly owned subsidiary, Kraft Elektronikai Zrt (“Kraft”). The Company expects the primary use of such photovoltaic thin film modules will be the construction of solar power plants by corporations and governments.

On April 3, 2009, the Company and Kraft entered into a restated share exchange agreement with Buda Solar Technologies Co. Ltd. (“Buda Solar”) and its shareholders.  Under the terms of such agreement, subject to the satisfaction of certain closing conditions, including, without limitation, the Company’s repayment of the outstanding June 2006 convertible notes in order to secure the release of the shares of Kraft pledged as security to the June 2006 note holders, Kraft will acquire 100% of the share capital of Buda Solar and will issue to the stockholders of Buda Solar 49% of the share capital of Kraft.  As a result, the Company will own 51% of Kraft and our 51% owned Kraft subsidiary will, in turn, own 100% of the share capital of Buda Solar.  Buda Solar is engaged in the providing technical and installation services for the production and installation of thin film a-Si solar module manufacturing equipment.  Consummation of the Buda Solar transaction has been amended on April 30, 2009 and rescheduled to occur by the end of the first quarter of 2010.

Effective as of October 30, 2008, the Company entered into a stock exchange agreement with Algatec Solar AG and its shareholders.  Algatec produces, sells and distributes metallurgical and other types of crystalline silicon solar panels or modules.  For a description of the terms of this agreement, see “Description of our Business –Algatec - Potential manufacture of crystalline silicon solar modules” in our Form 10-K/A.

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

Consummation of both the Buda Solar and Algatec acquisitions, as well as all other expansion plans of the Company, are subject to its ability to solve its significant working capital shortages; make payment or other arrangements for the resolution of approximately $2.0 million of indebtedness currently in default as of the filing date of this report ($1.25 million of which became in default in March 2009 and approximately $633,000 of indebtedness which became in default in June 2009 (plus redemption penalties and accrued interest)) and other accrued accounts payable, all of which are overdue.  In the event that the Company is unable to resolve these matters within the next 90 days, it may be unable to continue in business and/or may be required to seek protection from its creditors under the Federal Bankruptcy Act.

Kraft and Buda Solar are each Hungarian corporations and their headquarters are located in Budapest, Hungary.  Algatec is a German corporation and its headquarters are located in Proesen, Germany.  Solar Thin Films is a Delaware corporation and its headquarters are located at 116 John Street, Suite 1120, New York, New York 10038.  Solar Thin Films website is located at www.solarthinfilms.com.

Company History

Solar Thin Films History

The Company was initially organized as a New York corporation on June 22, 1988 under the name Alrom Corp. ("Alrom"), and completed an initial public offering of securities in August 1990. Alrom effected a statutory merger in December 1991, pursuant to which Alrom was reincorporated in the State of Delaware under the name American United Global, Inc. Prior to the acquisition of Kraft, the Company intended to focus its business strategy on acquisitions of operating businesses in various sectors. On June 14, 2006, in connection with its business strategy, the Company closed on the acquisition of 95.5% of the outstanding securities of Kraft. In addition, the Company acquired the remaining 4.5% minority interest in August 2007 and, as a result, now conducts its operations via Kraft, its wholly-owned subsidiary.

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

In the subsequent years, Kraft has manufactured equipment for production facilities in New Jersey, Germany, Hungary, China, Taiwan, Greece and Portugal. In producing equipment for these facilities, Kraft developed substantial equipment manufacturing expertise. More recently as a supplier to RESI for the CG Solar project in Weihai, China, Kraft developed additional process expertise required to allow it to become a leading manufacturer of “turnkey” plants, including the delivery of both equipment and services that produce photovoltaics modules utilizing thin-film technology. Kraft is now using this expertise to deliver its first "turnkey" plant in Spain commenced in December 2008 and continuing through 2009.

Stock Exchange Agreement with BudaSolar Technologies Co. Ltd.

On April 3, 2009, the Company and Kraft entered into a restated share exchange agreement with BudaSolar Technologies Co. Ltd. (“BudaSolar”) and its shareholders.  Under the terms of such agreement, subject to the satisfaction of certain closing conditions, including, without limitation, the Company’s repayment of the outstanding June 2006 convertible notes in order to secure the release of the shares of Kraft pledged as security to the June 2006 note holders, Kraft will acquire 100% of the share capital of BudaSolar and will issue to the stockholders of BudaSolar 49% of the share capital of Kraft.  As a result, the Company will own 51% of Kraft and our 51% owned Kraft subsidiary will, in turn, own 100% of the share capital of BudaSolar.  BudaSolar is engaged in the providing technical and installation services for the production and installation of thin film a-Si solar module manufacturing equipment.  Consummation of the Buda Solar transaction has been amended on April 30, 2009 and rescheduled to occur by the end of the first quarter of 2010.

Under the terms of a separate agreement with BudaSolar, Kraft has contracted to purchase from BudaSolar (1) equipment assembly services on some of its equipment based on a fixed fee per equipment, and (2) installation related technical services based on hourly rates.  In connection with these services, Kraft has paid $1,370,000 in advances to BudaSolar during the second quarter of 2009. BudaSolar has provided $1,326,693 worth of services in 2009 to Kraft, which left a balance of advances wired to BudaSolar of $77,412 as of September 30, 2009.  Advances to BudaSolar have been fully settled in July 2009.  During 2008, BudaSolar received $750,000 pursuant to the Stock Exchange Agreement from the Company, which was fully repaid in the second quarter of 2009.

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

In addition to its equity investment, the Partnership has agreed under the terms of a loan agreement entered into at the same time as the Algatec Share Purchase Agreement, to lend to Algatec on or about November 30, 2008 (the “Second Closing”), an additional $2,600,000 or approximately €2,000,000.  The proceeds of the loan were to be used to assist Algatec in paying the balance of the purchase price for all of the assets and equity of the Trend Capital limited partnership.  Upon funding of the loan, the Partnership would purchase for €9,250 an additional 9,250 shares, representing 21.5% of the outstanding share capital of Algatec, thereby increasing its ownership to an aggregate of up to 49% of the outstanding share capital of Algatec.  The loan, together with interest at the rate of 6% per annum, is repayable on the earlier of December 31, 2012 or the completion of a financing providing Algatec with up to $50.0 million of proceeds for expansion (the “Algatec Financing”).  Upon the Partnership funding the entire €2,000,000 loan at the Second Closing, the Management Group would own the remaining 51% of the share capital of Algatec.  If the Partnership funds less than the full €2,000,000 loan, the additional 21.5% equity to be issued to the Partnership at the Second Closing was to have been appropriately pro-rated.  On December 29, 2008, the Partnership consummated the Second Closing with Algatec and funded a loan of €2,000,000 ($2.6 million). Ultimately, the Partnership provided total funding of approximately $5.75 million to Algatec which, after allowing for unfavorable currency conversion rates, left the Partnership with a total equity ownership in Algatec of approximately 47% of the total number of outstanding Algatec shares.

Effective as of October 30, 2008, the Trustee, the Management Group and the Partnership (collectively, the “Algatec Stockholders”) and Algatec entered into a stock exchange agreement. Under the terms of the stock exchange agreement the Algatec stockholders agreed, subject to certain conditions, to exchange 100% of the share capital of Algatec for shares of our newly authorized Series B-5 convertible preferred stock.  The Series B-5 preferred stock is convertible at any time into that number of shares of our common stock as shall represent 60% of our “Fully-Diluted Common Stock” (as defined).  The term “Fully-Diluted Common Stock” means the aggregate number of shares of Company common stock issued and outstanding as at the date of closing of the share exchange, after giving pro-forma effect to the sale or issuance of any shares of common stock (a) that were issued at any time following the October 30, 2008 date of execution of the stock exchange agreement and prior to consummation of the Algatec acquisition, (b) that are issuable upon conversion of any Company convertible securities or upon the exercise of any warrants that were issued at any time between October 31, 2008 and consummation of the Algatec acquisition, and (c) that are issuable upon full conversion of the Series B-5 preferred stock.  However, the Algatec stockholders shall be subject to pro-rata dilution resulting from the issuance of (i) approximately 3.92 million shares of Company common stock issuable upon conversion of convertible notes or the exercise of options and warrants that were outstanding as at October 30, 2008, (ii) any shares of Company common stock issued in connection with providing financing for Algatec (as described below), or (iii) any shares of Company common stock issued or issuable after completion of the Algatec acquisition.  Consummation of the Algatec acquisition is subject to certain conditions, including Algatec obtaining up to $50.0 million of the Algatec Financing to enable it to construct the addition to its existing manufacturing facility and purchase the necessary equipment to expand its business and meet contractual obligations to Q-Cells and other customers, as described above.

On April 10, 2009, the parties agreed to extend the anticipated closing date of the transactions contemplated by the Stock Exchange Agreement to July 15, 2009.  Consummation of the transaction was subject to certain conditions, including our ability to arrange for the $50.0 million Algatec Financing.  Such Algatec Financing condition was not fulfilled and the agreement expired on July 15, 2009.

The Company and the Partnership, as the owner of approximately 47% of the outstanding shares of capital stock of Algatec, are considering a transaction whereby the Partnership will exchange all of its Algatec shares for shares of Company common stock.  It is anticipated that, upon consummation of such exchange, the Partnership or its partners will receive shares of Company common stock representing approximately 28.2% of the Fully-Diluted Common Stock of the Company.  Consummation of the exchange will be subject to a number of conditions, including:

•	receipt of audited financial statements of Algatec;
•	final approval of our board of directors;
•
approval and consent of the holders of a majority of the limited partnership interests in the Partnership, excluding, for such purpose, the Partnership interest held by The Rubin Family Irrevocable Stock Trust; and

•	receipt of a "fairness opinion" from an independent investment banking firm, to the effect that such exchange is fair to the stockholders of our Company from a financial point of view.

Solar Thin Power

In 2007, the Company formed Solar Thin Power, Inc. under the laws of the State of Delaware.  Solar Thin Power was to engage in power projects.  It owned a 15% interest in CG Solar Company Limited, the Company’s joint venture in China (and agreed to purchase another 5%), and was in preliminary discussions with other prospective joint venture partners with respect to marketing and financing of various power projects.

In 2007 and 2008, Solar Thin Power received an aggregate of $3,498,396 of financing from ten unaffiliated investors who purchased common stock of Solar Thin Power at $0.50 per share.  Approximately $1,500,000 of the proceeds of such financing used by Solar Thin Power to acquire a 20% minority interest in CG Solar and the balance of such proceeds were loaned to Solar Thin Films for working capital.  Under the terms of the transaction, if Solar Thin Power was not a publicly traded corporation by June 2009, the investors in Solar Thin Power had the right to require Solar Thin Films to repurchase half of their portion of their minority equity in Solar Thin Power for $1,767,500. This obligation was eliminated with the merger of Solar Thin Power into Solar Thin Films effective June 30, 2009.

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

As a result of the foregoing transactions, prior to the consummation of the merger, Solar Thin Films owned an aggregate of 43,000,000 shares of Solar Thin Power common stock, and stockholders of Solar Thin Power, other than Solar Thin Films, owned an aggregate of 21,403,333 shares of the 64,403,333 outstanding shares of Solar Thin Power common stock, and Strategic Growth International holds warrants to purchase an additional 2,000,000 shares of Solar Thin Power.  Peter C. Lewis, Group Vice President and General Manager of the Thin Film Group and former Chief Executive Officer and President of Solar Thin Films owned 2,000,000 shares of Solar Thin Power and The Rubin Family Stock Trust owned 2,000,000 shares of Solar Thin Power.

The Company consummated an Agreement and Plan of Merger dated effective June 30, 2009 (the “Agreement”) with Solar Thin Power and the shareholders owning a majority of the issued and outstanding shares of Solar Thin Power pursuant to which Solar Thin Power was merged with and into the Company (the “Merger”).  Following the consummation of the Merger, effective June 30, 2009, Solar Thin Power is operated as a division of the Company and will seek to facilitate power projects and joint ventures designed to provide solar electricity using thin film a-Si solar modules.

Under the terms of the Merger:

•
the shareholders of Solar Thin Power, other than the Company, received an aggregate of 6,421,000 shares of the Company’s common stock, or one and one-half shares of the Company’s common stock for each share of Solar Thin Power common stock owned by them;

•
each full share of Solar Thin Power common stock that is issuable upon exercise of any Solar Thin Power warrants as at the effective time of the Merger will be converted into and exchanged for the right to purchase or receive one full share of the Company’s common stock upon exercise of such Solar Thin Power warrants; and

•	all of the 43,000,000 shares of Solar Thin Power common stock owned by the Company were cancelled.

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

Revenue Recognition

For revenue from Equipment sales, which include equipment and sometimes installation, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) Persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of September 30, 2009 and December 31, 2008 amounted to $2,403,840 and $33,452, respectively. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the Company. There were no bill and hold transactions at September 30, 2009 and 2008.

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

Research and development

Solar Thin Films accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). ASC 730-10, all research and development cost must be charged to expense as incurred. Accordingly, internal research and development cost are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

Derivative Liability

Effective January 1, 2009, Solar Thin Films adopted certain required provisions of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (“ASC 815-40”). ASC 815-40 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815-40 is effective for fiscal years beginning after December 15, 2008. We adopted ASC 815-40 effective January 1, 2009 and the adoption resulted in our warrants with anti-dilutive provisions being classified as derivatives in accordance with Accounting Standards Codification subtopic 815-10, Derivatives and Hedging.

Product Warranty Reserves

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with the Accounting Standards Codification subtopic Guarantees 460-10 (“ASC 460-10”) as a charge in the current period cost of goods sold. The range for the warranty coverage for the Company’s products is up to 18 to 24 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company’s determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations.

The Company accrued a provision for product warranty costs of approximately $180,000 during 2007; of which approximately $85,000 was utilized during the year ended December 31, 2007. During 2008 an additional $73,000 in warranty costs were accrued and a total of $108,070 was utilized, leaving a balance of approximately $59,930 remaining as of December 31, 2008. During the first nine months of 2009 the Company accrued an additional $131,070 in warranty costs as a result of shipments to Grupo Unisolar, and did not incur any product warranty costs, leaving a balance of $191,028 in product warranty provision as of September 30, 2009.

 Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”).  The Company made no employee stock-based compensation grants before December 31, 2005 and therefore had no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the three month and nine month periods ended September 30, 2009 was $262,557 and $905,662, respectively and $223,351 and $605,256 for the three and nine month period ended September 30, 2008, respectively.

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

Acquisition - Kraft

Commencing in March 2006 through June 2006, the Company entered into Securities Purchase Agreements with shareholders of Kraft that together owned 95.5% of the equity interest in Kraft to acquire their interests. On June 14, 2006, the Company closed on the acquisition of 95.5% of the outstanding securities of Kraft and, as a result, Kraft became a majority-owned subsidiary of the Company. In consideration for the shares of Kraft, the Company issued the sellers an aggregate of 95,500 shares of Series B-4 Preferred Stock of the Company (the “Preferred Shares”). Each Preferred Share is automatically converted into 70 shares of common stock or an aggregate of 6,685,000 shares of common stock upon us increasing our authorized shares of common stock and, prior to such conversion, the Preferred Shares had the same voting rights of the shares of common stock and voted together with the shares of common stock on all matters.

As a result of the Securities Purchase Agreement, there was a change in control of STF, the public entity. In accordance with Accounting Standards Codification 805-10, Business Combinations (“ASC 805-10”), Kraft was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the agreement is a recapitalization of Kraft's capital structure. For accounting purposes, the Company accounted for the transaction as a reverse acquisition and Kraft is the surviving entity. The total purchase price and carrying value of net assets acquired was $6,681,891. Additionally, on August 3, 2007, the Company acquired the remaining 4.5% minority interest of Kraft in exchange for 315,000 shares of common stock value at $1,181,250, and as a result, Kraft is now a wholly-owned subsidiary of the Company. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Prior to the agreement, the Company was an inactive corporation with no significant assets and liabilities.

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

On June 20, 2007, Peter Lewis and the Company entered into an Employment Agreement pursuant to which Mr. Lewis has agreed to serve as the Chief Executive Officer of the Company. The Employment Agreement contains the following terms:

•	base salary of $225,000 per year;
•	the issuance of 37,523 shares of common stock per year;
•	a bonus paid pursuant to the Executive Officer Incentive Plan as determined by the Board of Directors;
•	a ten year option to purchase 600,000 shares of common stock at an exercise price of $2.665 per share on a cashless basis vesting on a pro-rata basis over a period of two years;
•	participation in all employee benefit plans and programs; and
•	reimbursement of reasonable expenses.

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

For the period commencing April 1, 2009 and ending September 30, 2009, Mr. Lewis’ base salary was fixed at the rate of $225,000, payable in monthly installments of $18,750 each.  For the period commencing October 1, 2009, Mr. Lewis’ salary shall be reduced to the rate of $180,000 per annum, payable in monthly installments of $15,000 each.  On the earlier of June 30, 2009 or completion of an equity financing for the Company in excess of $3.0 million, the Company was obligated pay to Mr. Lewis in one payment all accrued and unpaid salary that is owed under the original employment agreement for all periods through and including the date of payment of such accrued and unpaid salary.  In addition, Mr. Lewis shall be entitled to receive a sales commission on all PV Equipment that is sold or on which firm orders are received by the Company during the term of employment in an amount equal to: (i) a percentage to be determined by mutual agreement on or before April 30, 2009, of the “net sales price” (defined as gross selling price, less returns, discounts and allowances) of such PV Equipment, as and when paid in cash by the customer to the Company less (ii) the amount of all other finders fees, commissions and other payments made or payable by the Company to any other person, firm or corporation who participates in or assists Mr. Lewis in the sale of such PV Equipment; or such other bonus arrangement as may be made with Kraft management.

All 2,000,000 shares of common stock of ST Power owned by Mr. Lewis immediately and irrevocably vested.  Moreover, with respect to the stock options entitling Mr. Lewis to purchase up to 720,000 shares of Company common stock (the “Option Shares”), the parties agreed as follows (i)  options for 600,000 Options Shares shall be deemed to have fully vested as of March 31, 2009 and the remaining 120,000 Option Shares that have not vested will be forfeited as of March 31, 2009; (ii) the exercise price of all stock options were reduced from $2.665 per share to $0.90 per share, representing 100% of the closing price of Company common stock as at March 27, 2009, the effective date of the amendment to the employment agreement; (iii) all stock options for vested Option Shares may be exercised on a “cashless exercise” basis; and (iv) Mr. Lewis agreed to waive any rights to receive the 37,523 shares of Company common stock previously granted to him annually under the original employment agreement.

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. In November 2007, the Company signed the modification of lease agreement resulted a charge of $20,800 per months from January 1, 2008 for three years period of time through December 31, 2010. The minimum future cash flow for the leases at September 30, 2009 is as follows:

Amount:

Three months ending December 31, 2009	$62,400
Year ending December 31, 2010	$249,600
Total	$312,000

In 1996, the Company issued an unsecured 8%, $1.5 million note to an unrelated party that was due and payable April 30, 1999.  The note was governed by the laws of the State of New York.  The New York statute of limitations for seeking to collect on a note is six years from the maturity date.  The creditor has never sought to collect the note since its maturity date and in or about 2001 orally advised a representative of the Company that it had "written off the debt."  Although the Company has previously and currently listed the note as a liability on its balance sheet, it does not believe that it has any further liability under this note. Subject to receipt of an appropriate opinion of counsel, the Company intends to delete this item as a liability on its financial statements as at December 31, 2009 and for the fiscal year then ending.

Results of Operations

Three months ended September 30, 2009 as compared to the three months ended September 30, 2008

Revenues

           The following table summarizes our revenues for the three months ended September 30, 2009 and 2008:

Three months ended September 30,	2009	2008
Total Revenues	$2,181,956	$1,855,371

For the three months ended September 30, 2009, revenues increased by 17.6% or $326,585 as compared to the same period in 2008.  The 17.6% increased revenue for the three months ended September 30, 2009 as compared to three months ended September 30, 2008 is primarily due to continued deliveries on a large Factory Sale contract to Grupo Unisolar, S.A. of Spain. Since the Company did not deliver any Equipment Sales in the third quarter ended September 30, 2009, revenues transitioned during the quarter from 100% Equipment Sales in 2008 to 100% product portion of Factory Sales in 2009.

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

Cost of sales

           The following table summarizes our cost of sales for the three months ended September 30, 2009 and 2008:

Three months ended September 30,	2009	2008
Total cost of sales	$1,516,105	$1,354,511

For the three months ended September 30, 2009, our cost of sales was $1,516,105, or 69.5% of revenue as compared to $1,354,511, or 73.0% of our revenue for the three months ended September 30, 2008. The increase in cost of sales of $161,594 from the third quarter ended September 30, 2008 to the same period in 2009 was primarily a result of an increase in sales of 17.6%. The margin improvement was a function of i) improved margins due to the transition from Equipment Sales to Factory Sales and ii) 20.9% swings in the US dollar as compared to the Hungarian Forint. The average exchange rate for the three months ended September 30, 2009 increased to 190.25 in HuF from 157.38 in HuF for each US Dollar for the three months ended September 30, 2008.

Our cost of revenue predominantly consists of the cost of labor, raw materials, depreciation and absorbed indirect manufacturing cost.

Selling, General and Administration Expenses

The following table summarizes our selling, general and administration expense for the three months ended September 30, 2009 and 2008:

Three months ended September 30,	2009	2008
Total selling, general and administration expense	$1,169,227	$1,121,147

For the three months ended September 30, 2009, selling, general and administrative expenses were $1,169,277 as compared to $1,121,147 for the three months ended September 30, 2008. The increase in selling, general and administrative expenses is attributable to additional staff, consultants, legal and audit related incurred in 2009 as compared with in 2008.

Research and development

           The following table summarizes our research and development expenses for the three months ended September 30, 2009 and 2008:

Three months ended September 30,	2009	2008
Research and development expenses	$-0-	$(60,000)

             Our research and development for the three months ended September 30, 2009 were $-0- compared to $(60,000) for the three months ended September 30, 2008. In late 2005, the Company suspended its internal research and development activity and in December 2006 signed a contract for certain research and development activities with Renewable Energy Solutions, Inc. (RESI). This contract - at a rate of $30,000 per month - remained in force through the first part of 2008. Subsequently, the Company suspended the research and development contract with RESI in anticipation of its planned acquisition of Buda Solar, a company with its own internal research and development activity.  As a result of the cancellation in 2008, we reduced our prior obligation previously accrued.

Depreciation and amortization

           The following table summarizes our depreciation and amortization for the three months ended September 30, 2009 and 2008:

Three months ended September 30,	2009	2008
Depreciation and amortization	$18,435	$41,999

           Depreciation and amortization has decreased by $23,564 in the three months ended September 30, 2009 compared to the same period in 2008. The decrease is mainly due to the aging of equipment purchased in previous years, and the company’s ability to increase production incrementally with minimal capital investment.

Interest expense, net

           The following table summarizes our interest expense, net for the three months ended September 30, 2009 and 2008:

Three months ended September 30,	2009	2008
Interest expense, net	$116,257	$291,410

           Interest expense, net has decreased by $175,153 in the three months ended September 30, 2009 compared to the same period in 2008. The decrease is mainly due to the reduction of the amortized debt discount of our debt from the 2008 year.

Nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

Revenues

           The following table summarizes our revenues for the nine months ended September 30, 2009 and 2008:

Nine months ended September 30,	2009	2008
Total Revenues	$8,402,980	$2,871,458

For the nine months ended September 30, 2009, revenues increased by 192.6% or $5,531,522 as compared to the same period in 2008.  The 192.6% increased revenue for the nine months ended September 30, 2009 as compared to nine months ended September 30, 2008 is primarily due to continued deliveries on a large Factory Sale contract to Grupo Unisolar, S.A. of Spain. Since the Company did not deliver any Equipment Sales in the nine months ended September 30, 2009, revenues transitioned during the nine months from 100% Equipment Sales in 2008 to 100% product portion of Factory Sales in 2009.

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

Cost of sales

           The following table summarizes our cost of sales for the nine months ended September 30, 2009 and 2008:

Nine months ended September 30,	2009	2008
Total cost of sales	$5,641,876	$2,287,456

For the nine months ended September 30, 2009, our cost of sales was $5,641,876, or 67.1% of revenue as compared to $2,287,456, or 79.7% of our revenue for the nine months ended September 30, 2008. The increase in cost of sales of $3,354,420 from the nine months ended September 30, 2008 to the same period in 2009 was primarily a result of an increase in sales of 192.6%. The margin improvement was a function of i) improved margins due to the transition from Equipment Sales to Factory Sales and ii) 28.02% swings in the US dollar as compared to the Hungarian Forint. The average exchange rate for the nine months ended September 30, 2009 increased to 208.63 in HuF from 162.97 in HuF for each US Dollar for the nine months ended September 30, 2008.

Our cost of revenue predominantly consists of the cost of labor, raw materials, depreciation and absorbed indirect manufacturing cost.

Selling, General and Administration Expenses

The following table summarizes our selling, general and administration expenses for the nine months ended September 30, 2009 and 2008:

Nine months ended September 30,	2009	2008
Total selling, general and administration expenses	$3,728,322	$3,233,186

For the nine months ended September 30, 2009, selling, general and administrative expenses were $3,728,322 as compared to $3,233,186 for the nine months ended September 30, 2008. The increase in selling, general and administrative expenses of $495,136 is attributable to additional staff, consultants, legal and audit related, incurred in 2009 as compared with in 2008.

Research and development

           The following table summarizes our research and development expenses for the nine months ended September 30, 2009 and 2008:

Nine months ended September 30,	2009	2008
Research and development expenses	$-0-	$120,000

             Our research and development for the nine months ended September 30, 2009 were $-0- compared to $120,000 for the nine months ended September 30, 2008. In late 2005, the Company suspended its internal research and development activity and in December 2006 signed a contract for certain research and development activities with Renewable Energy Solutions, Inc. (RESI). This contract - at a rate of $30,000 per month - remained in force through the first part of 2008. Subsequently, the Company suspended the research and development contract with RESI in anticipation of its planned acquisition of Buda Solar, a company with its own internal research and development activity.

Depreciation and amortization

           The following table summarizes our depreciation and amortization for the nine months ended September 30, 2009 and 2008:

Nine months ended September 30,	2009	2008
Depreciation and amortization	$68,130	$114,981

           Depreciation and amortization has decreased by $46,851 in the nine months ended September 30, 2009 compared to the same period in 2008. The decrease is mainly due to the aging of equipment purchased in previous years, and the company’s ability to increase production incrementally with minimal capital investment.

Interest expense, net

           The following table summarizes our interest expense, net for the nine months ended September 30, 2009 and 2008:

Nine months ended September 30,	2009	2008
Interest expense, net	$835,497	$971,576

           Interest expense, net has decreased by $136,079 in the nine months ended September 30, 2009 compared to the same period in 2008. The decrease is mainly due to the related debt discount fully amortized in 2009, net with the recording of a 25% redemption penalty on our June 2006 convertible notes of $293,250.

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

On September 16, 2009, the Company consummated the sale and transfer of the equity interest to Innofast Investments Limited (the “Transferee”) pursuant to an equity transfer agreement dated as of September 16, 2009 with Renewable Energy Solutions, Inc. and the Transferee under which the Company received gross proceeds of $1,350,000.  As part of the transaction, Renewable Energy Solutions, Inc. (“RESI”), another former equity owner of CG Solar, sold its equity to the Transferee and assigned its $450,000 payment to the Company in order to retire accounts payable owed by RESI to the Company’s Kraft Elektronikai Zrt subsidiary.  As a result, the Company received a total of $1,800,000 from the transaction.  Accordingly at September 30, 2009, we determined that CG Solar investment was impaired and charged to current period operations an impairment of $150,000.

As of September 30, 2009, we had working capital deficit of $6,834,918. We generated a deficit in cash flow from operations of $159,919 for the nine months ended September 30, 2009. This deficit is primary attributable to our net loss of $2,329,807, net with depreciation and amortization, amortization of debt discount, deferred compensation and deferred financing costs of $515,655 as well as $954,803 fair value of vested options, common stock and warrants issued, income attributable to non-controlling interests of $8,772, $50,000 of allowance for doubtful account, Impairment of investment of $150,000, $14,302 loss on sale of equipment, $(21,776) change in fair value of derivative liability and the changes in the balances of assets and liabilities. Operating assets decreased $648,917, net with an increase in operating liabilities of $1,214,827, net.

Cash flow generated by investing activities for the nine months ended September 30, 2009 was $1,327,784, primarily from sale of investment of $1,350,000 and sale of equipment of $21,838, net with investment of equipment of $44,054.

Cash used in financing activities for the nine months ended September 30, 2009 was $225,000 payments on our notes payable.

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

As at September 30, 2009, the Company’s consolidated current liabilities exceeded its consolidated current assets by $6,834,918.   As of the filing date of this report, the Company is currently in default in the payment of certain notes payable aggregating $1.25 million and $633,000 (plus redemption penalties and accrued interest) which became due in March and June 2009, respectively, and outstanding accounts payable of approximately $5.0 million are also past due.  Unless the Company is able to obtain additional capital or other financing within the next 60 to 90 days, or sooner, its creditors may sue to collect on their notes and accounts.  In such event, the Company may be required to seek protection from its creditors under the Federal Bankruptcy Act.  Although the Company is actively pursuing such financing, there is no assurance that it will be obtained on commercially reasonable terms, if at all.  Even if such financing is obtainable, it may be expected that the terms thereof will significantly dilute the equity interests of existing stockholders of the Company.

During the nine months ended September 30, 2009, the Company paid $125,000 of convertible notes to certain June 2006 investors.

On October 14, 2009, one of the Company’s June 2006 convertible note holders settled for a payment of $315,830 from the Company, representing $250,000 in note principal settlement with the remainder as redemption penalty and related interest.

On October 26, 2009, one of the Company’s June 2006 convertible note holders settled for a payment of $62,500 from the Company, representing $50,000 in note principal settlement with the remainder as redemption penalty and related interest.

On October 29, 2009, one of the Company’s June 2006 convertible note holders settled for a payment of $115,000 from the Company, representing $115,000 in note settlement.

As at November 13, 2009, the date of this report, an aggregate of approximately $633,000 of the Company’s June 2006 convertible notes held by 2 noteholders of the 2006 convertible notes remain unpaid and in default, and a former holder of convertible notes is suing the Company for $255,000 of alleged fees and penalties it claims is owed under the June 2006 agreements.  See Note 17, “Litigation.” The Company is in the process of negotiating settlements with such note holders.

There can be no assurance that the Company will enter into definitive settlement agreements to retire or reconstitute the remaining outstanding 2006 convertible notes.  If the Company is unable to enter into settlement or other agreements with the Investors, or is unable to obtain financing on terms acceptable to the Company in order to repay the outstanding debt owed to the Investors, the Investors may elect to exercise their first priority security interest in all of the assets of the Company, as well as sell, transfer or assign the Pledged Shares.  In such event, the Company may be required to cease operations and/or seek protection from its creditors under the Federal Bankruptcy Act.

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

We operate primarily outside of the United States through our wholly owned subsidiary. As a result, fluctuations in currency exchange rates may significantly affect our sales, profitability and financial position when the foreign currencies, primarily the Hungarian Forint, of its international operations are translated into U.S. dollars for financial reporting. In additional, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although we cannot predict the extent to which currency fluctuations may or will affect our business and financial position, there is a risk that such fluctuations will have an adverse impact on the sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

The translation of the Company’s subsidiaries forint denominated balance sheets into U.S. dollars, as of September 30, 2009, has been affected by the U.S. dollar against the Hungarian forint due to recent strengthening of the U.S. dollar. The currency has changed from 169.15 as of September 30, 2008 to 184.79 as of September 30, 2009, approximate 9.2% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars for the nine months ended September 30, 2009 and 2008 were 208.63 and 162.97, respectively, an approximate 28% depreciation in value.

New Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.  See Note 20 for disclosures regarding our subsequent events.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

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

ITEM 4T.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2009.

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

Changes in Internal Controls

           During the fiscal quarter ended September 30, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

New York Medical, Inc. and Redwood Investment Associates, L.P. vs. American United Global, Inc., et al. (Supreme Court, New York State, New York County). In this suit, filed on December 12, 2003, plaintiffs seek a declaration that a series of transactions by which we allegedly acquired Lifetime Healthcare Services, Inc. ("Lifetime") and Lifetime acquired an interest in NY Medical from Redwood (collectively "Transactions") were properly rescinded or, alternatively, that because the Transactions were induced by fraudulent conduct of our company and others, that the Transactions should be judicially rescinded. In addition to the requests for equitable relief, plaintiffs also seek monitory damages in excess of $5 million and exemplary damages in the amount of $15 million.  On March 18, 2008, the Supreme Court of New York State entered a final order dismissing this legal proceeding.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.             DEFAULTS ON SENIOR SECURITIES

           As of the filing date of this report, the Company is currently in default in the payment of notes aggregating $1.25 million which became due in March 2009, $633,000 (plus redemption penalties and accrued interest) which became due in June 2009, and outstanding accounts payable of approximately $5.0 million are also past due. Unless the Company is able to obtain additional capital or other financing within the next 60 to 90 days, or sooner, its creditors may sue to collect on their notes and accounts.  In such event, the Company may be required to seek protection from its creditors under the Federal Bankruptcy Act.  Although the Company is actively pursuing such financing, there is no assurance that it will be obtained on commercially reasonable terms, if at all.  Even if such financing is obtainable, it may be expected that the terms thereof will significantly dilute the equity interests of existing stockholders of the Company.

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

Date: November 13, 2009	SOLAR THIN FILMS, INC.

/s/ Robert M. Rubin
Robert M. Rubin
Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer)