Form 10-K
period 2009-12-31
Solar Thin Films, Inc.
filed 2010-04-15
CIK 859792

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(212) 629-8260

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
 Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $27,094,615 as of June 30, 2009.

As of March 22, 2010, 19,039,850 shares of the registrant’s common stock, par value $.01 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

SOLAR THIN FILMS, INC.

2009 FORM 10-K ANNUAL REPORT

PART I

Cautionary Statement Concerning Forward-Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

•
we have a significant working capital shortage; as of the filing date of this report, we are currently in default in payment of $1 million of indebtedness which became due in March 2009 and $268,000 of indebtedness (plus redemption penalties and accrued interest) which became due in June 2009, and may face litigation or even bankruptcy if we are unable to meet or restructure our obligations;

•	we need to raise additional capital which may not be available on acceptable terms or at all;

•	we have a history of substantial losses, may incur additional losses in 2010 and beyond, and may never achieve or maintain profitability;

•	our revenues and operating results are likely to fluctuate significantly;

•	we have only generated limited revenues and may never achieve profitability;

•	our equipment business is small and projected revenues may not materialize;

•	we are required to raise additional capital to support our Kraft Elektronkai Zrt operating subsidiary and complete our acquisition of BudaSolar Technologies Co., Ltd.;

•	our sole customer has advised that they are withholding their final payment to us due to certain maintenance and repair complaints with respect to our amorphous silicon equipment line;

•	our inability to perform under significant contracts would have a material adverse effect on our consolidated business and prospects;

•	we may not be able to complete our proposed acquisition of BudaSolar Technologies Co., Ltd.;

•	we may be unable to acquire a significant equity interest in Algatec Solar AG;

•	our equipment business is dependent on one customer and loss of this customer will have a negative impact on our operations;

•	evaluating our business and future prospects may be difficult due to the rapidly changing market landscape;

•	our “turnkey” manufacturing facility may not gain market acceptance, which would prevent us from achieving increased sales and market share;

•	technological changes in the solar power industry could render our turnkey manufacturing facilities uncompetitive or obsolete, which could reduce our market share and cause our sales to decline;

•
we face risks associated with the marketing, development and sale of our turnkey facilities internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad;

•	we may not be able to successfully develop and commercialize our turnkey PV manufacturing facilities which would result in continued losses and may require us to curtail or cease;

•	our fixed-price contracts could subject us to losses in the event that we have cost overruns;

•	we have a few proprietary rights, the lack of which may make it easier for our competitors to compete against us;

•	we depend on the services of key executives and technical and other personnel, the loss of whom could materially harm our business or reduce our operational effectiveness;

•	we do not maintain theft or casualty insurance and only maintain modest liability and property insurance coverage and therefore we could incur losses as a result of an uninsured loss;

•	our research and development activities may not yield any commercially viable technologies; and

•	governmental regulation may have a negative impact on our business.

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

Item 1. Business

Overview

Solar Thin Films, Inc. (the “Company”) is a business focused on the solar energy industry.  We engage in the design, manufacture and installation of thin-film amorphous silicon (“a-Si”) photovoltaic manufacturing equipment. The equipment is used in plants that produce photovoltaic thin-film a-Si solar panels or modules. The Company operates through its wholly owned subsidiary, Kraft Elektronikai Zrt (“Kraft”). The Company expects the primary use of such photovoltaic thin film modules will be the construction of solar power plants by corporations and governments throughout the world.

On April 3, 2009, the Company and Kraft entered into a share exchange agreement with BudaSolar Technologies Co. Ltd. (“BudaSolar”) and its shareholders.  The agreement restated a prior agreement entered into in 2008.  Under the terms of the restated agreement, the BudaSolar shareholders were to have acquired a 49% equity interest in Kraft, in exchange for transferring 100% of the BudaSolar equity to Kraft.  Such agreement was subject to the satisfaction of certain closing conditions, including the Company’s repayment of all outstanding June 2006 convertible notes in order to secure the release of the shares of Kraft pledged as security to the June 2006 note holders.  Although only $268,000 of such notes are still outstanding, the Kraft shares still remain subject to the pledge agreement.  At the present time, the Company is negotiating a new agreement with the BudaSolar shareholders, the proposed terms of which are described below.

For more than the past 18 months, BudaSolar has been providing technical support to our Kraft subsidiary under a separate agreement.  In connection with these services, Kraft has paid $1,370,000 in advances to BudaSolar during the second quarter of 2009. BudaSolar has provided $747,891 worth of services in 2009 to Kraft, which left a credit balance of advances wired to BudaSolar of $622,109 as of December 31, 2009.  In addition, during 2008, BudaSolar received $750,000 in advances from the Company, which was fully repaid in the second quarter of 2009.

The Company’s Kraft subsidiary is highly dependent upon the ongoing technical expertise of the BudaSolar personnel in completing and making operational the Kraft line of a-Si solar module equipment.   In such connection, Kraft recently completed the installation of equipment for its sole customer, Grupo Unisolar SA in Spain.  The customer has resisted payment of the final €968,265 installment due under the April 8, 2008 contract allegedly due to certain maintenance and repair complaints with respect to our amorphous silicon equipment line.  Representatives of BudaSolar are assisting Kraft in attempting to resolve this problem.  If the Company is unable to satisfy its only existing customer, its a-Si module equipment business could be materially and adversely affected.

There can be no assurance that the Company will enter into the new share exchange agreement with BudaSolar and its shareholders, or if such agreement is entered into by the parties, that the Company will be able to consummate the acquisition of BudaSolar and the transactions contemplated therein.

Effective as of October 30, 2008, the Company entered into a stock exchange agreement with Algatec Solar AG and its shareholders, which expired on July 15, 2009.  Algatec produces, sells and distributes metallurgical and other types of crystalline silicon solar panels or modules.  As of the date of this report, the Company intends to acquire Algatec Equity Partners LP, a Delaware limited partnership (the “Algatec Partnership”), which, in turn, owns a 47% equity interest in the capital stock of Algatec Solar AG.  As previously disclosed, a trust established by Robert M. Rubin, the President and Chief Executive Officer of the Company, owns approximately 25% of the equity of the Algatec Partnership and is an affiliate of the general partner of the Algatec Partnership.  It is anticipated that the equity stake in Algatec will be obtained from the Algatec Partnership in exchange for approximately 43.0 million shares of the Company’s Common Stock.  However, such number of shares of Common Stock are subject to adjustment based on an independent fairness opinion to be obtained by the Company. The acquisition of the partnership and its equity in Algatec is subject to (i) execution of definitive exchange agreements, (ii) obtaining the requisite approvals and consents of the partners of the partnership, (iii) the delivery of audited financial statements of Algatec for the two fiscal years ended December 31, 2009, and (iv) receipt of the fairness opinion. The Company anticipates that the acquisition of the partnership and its 47% equity interest in Algatec will be completed within the next 90 days.  The Company is also continuing negotiations with the other shareholders of Algatec to acquire the remaining 53% interest in the capital stock of Algatec.  There can be no assurance that the conditions to complete the acquisition of the 47% equity interest in Algatec owned by the Algatec Partnership will be satisfied to enable the Company to acquire such equity, or that the Company will be able to acquire any additional equity interests in Algatec.

In the event that the Company is unable to acquire BudaSolar or any of the equity of Algatec, absent an alternative strategic acquisition or a significant increase in the current business of its Kraft subsidiary, it is unlikely that the Company will be able to achieve its expansion plans in the solar business, and may be required to cease doing business altogether.

Consummation of either or both of the BudaSolar and Algatec acquisitions, as well as all other expansion plans of the Company, are subject to its ability to solve its significant working capital shortages; make payment or other arrangements for the resolution of approximately $1.3 million of indebtedness currently in default as of the filing date of this report ($1 million of which became in default in March 2009 and $268,000 of indebtedness which became in default in June 2009 (plus redemption penalties and accrued interest)) and other accrued accounts payable, all of which are overdue.  In the event that the Company is unable to resolve these matters within the next 90 days, it may be unable to continue in business and/or may be required to seek protection from its creditors under the Federal Bankruptcy Act.

 Subject to consummation of either or both of the BudaSolar or Algatec transactions, the Company will seek to further vertically integrate itself within this industry through activities in, but not limited to, investing in and/or operating the module manufacturing plants, selling thin film photovoltaic modules, and installing and/or managing solar power plants. The Company also intends, directly and through joint ventures or strategic alliances with other companies or through governmental incentive programs, to sell equipment for and participate financially in solar power facilities using thin film a-Si solar modules or metallurgical and other crystalline solar modules as the power source to provide electricity to municipalities, businesses and consumers.

Kraft and BudaSolar are each Hungarian corporations and their headquarters are located in Budapest, Hungary.  Algatec is a German corporation and its headquarters are located in Proesen, Germany.  Solar Thin Films is a Delaware corporation and its headquarters are located at 116 John Street, Suite 1120, New York, New York 10038.  Solar Thin Films website is located at www.solarthinfilms.com.

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

In the subsequent years, Kraft has manufactured equipment for production facilities in New Jersey, Germany, Hungary, China, Taiwan, Greece and Portugal. In producing equipment for these facilities, Kraft developed substantial equipment manufacturing expertise. More recently as a supplier for a solar project in Weihai, China, Kraft developed additional process expertise required to allow it to become a manufacturer of “turnkey” plants, including the delivery of both equipment and services that produce photovoltaics modules utilizing thin-film technology. Kraft has delivered its first "turnkey" plant in Spain which is now in final acceptance testing.

BudaSolar Technologies Co. Ltd.

On April 3, 2009, the Company and Kraft entered into a restated share exchange agreement with BudaSolar and its shareholders.  Under the terms of the agreement, the BudaSolar shareholders were to have acquired a 49% equity interest in Kraft, in exchange for transferring 100% of the BudaSolar equity to Kraft.  Such agreement was subject to the satisfaction of certain closing conditions, including the Company’s repayment of all outstanding June 2006 convertible notes in order to secure the release of the shares of Kraft pledged as security to the June 2006 note holders.  Although only $268,000 of such notes remain outstanding, the Kraft shares still remain subject to the pledge agreement.

At the present time, the Company is negotiating a new agreement with the BudaSolar shareholders.  The proposed revised transaction contemplates that the Company will directly acquire 100% of the share capital of BudaSolar in exchange for 70,000 shares of the Company’s Series B-5 convertible voting preferred stock (the “B-5 Preferred Stock”).  The B-5 Preferred Stock has a liquidation value of $7.0 million and is convertible at any time by the holders into a minimum of 2.1 million and a maximum of 49.0 million shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”).  The aggregate number of shares of Company Common Stock into which all if the B-5 Preferred Stock would be convertible (the “Conversion Shares”) will depend upon the audited combined pre-tax income of the Company’s Kraft and BudaSolar subsidiary corporations (the “Corporations Pre-Tax Income”) at the end of each of the five consecutive fiscal years ending December 31, 2010 through December 31, 2014 (the “Measuring Period”).  The target Corporations Pre-Tax Income and the corresponding number of Conversion Shares that can be exercised at the end of any one or more fiscal years during the Measuring Period is based on a “grid” of such Pre-Tax Income and Conversion Shares.  For example if the Corporations Pre-Tax Profits at the end of any of the five fiscal years in the Measuring Period is 0 to $2.5 million, the number of Conversion Shares would be 2.1 million; if such Pre-Tax Income is $10.0 million, then the number of Conversion Shares would be 21.0 million; and if such Pre-Tax Income is $55.0 million or more, the Conversion Shares would be 49.0 million.  On March 31, 2015, any B-5 Preferred Stock not converted into Common Stock would automatically convert based upon the Corporations Pre-Tax Income for the fiscal year ending December 31, 2014.

At the time of execution of the BudaSolar purchase agreement, the Company will provide $55,000 to BudaSolar as a working capital advance, and is obligated to provide additional working capital thereafter.  In addition, we shall assume the obligations of repayment of all outstanding loans made by the BudaSolar shareholders or their affiliates to BudaSolar prior to the date of the agreement, so that, as of the closing date, BudaSolar will have either positive stockholders equity or capital of not less than US $1,000.  It is expected that such loans will be evidenced by a 5 year subordinated note of the Company, which shall (i) bear interest at an annual rate equal to LIBOR plus a margin of 3%; and (ii) will be repaid to the BudaSolar shareholders following completion of working capital contributions to BudaSolar and Kraft by the Company and thereafter only out of excess cash flow of BudaSolar and Kraft.

Under the terms of a separate agreement with BudaSolar, Kraft has contracted to purchase from BudaSolar (1) equipment assembly services on some of its equipment based on a fixed fee per equipment, and (2) installation related technical services based on hourly rates.  In connection with these services, Kraft has paid $1,370,000 in advances to BudaSolar during the second quarter of 2009. BudaSolar has provided $747,891 worth of services in 2009 to Kraft, which left a balance of advances wired to BudaSolar of $622,109 as of December 31, 2009.  During 2008, BudaSolar received $750,000 pursuant to the Stock Exchange Agreement from the Company, which was fully repaid in the second quarter of 2009.

In the event that the Company consummates the BudaSolar acquisition, each of Messrs. Robert M. Rubin, Gary Maitland and Dr. Boris Goldstein (the current board members of the Company) and Istvan Krafcsik and Attila Horvath, the principal stockholders and executive officers of BudaSolar, have agreed to vote their shares of voting capital stock of the Company to elect to the board of directors of the Company and its Kraft and BudaSolar subsidiaries five persons, two of whom shall be Istvan Krafcsik and Attila Horvath, two of which would be designated by the Company and a fifth independent director acceptable to Messrs. Krafcsik and Horvath.   In addition, such parties and the Company agreed that during the five year Measuring Period, so long as the Corporations Pre-Tax Income equaled or exceeded $5.0 million, the members of the Company’s board of directors will include Messrs. Krafscik and Horvath and other persons reasonably acceptable to them.

BudaSolar currently operates its business at Kraft’s facility in Budapest, and the BudaSolar personnel and management work closely with the Kraft personnel and management.  Kraft is highly dependent upon the ongoing technical expertise of the BudaSolar personnel in executing the turn-on and related computer functions of the Kraft line of a-Si solar module equipment, and making such equipment lines operational.   In such connection, in April 2010 the Company recently completed the installation of equipment for Grupo Unisolar SA in Spain.  The customer has resisted payment of the final €968,265 installment due under the April 8, 2008 contract allegedly due to certain maintenance and repair complaints with respect to our amorphous silicon equipment line.  Representatives of BudaSolar are assisting Kraft in attempting to resolve this problem and the Company expects to collect the payment in full. If the Company is unable to satisfy its only existing customer, its a-Si module equipment business could be materially and adversely affected.

The ongoing operations of Kraft and BudaSolar will require approximately $3.2 million of working capital to sustain and expand their operations during 2010.   In addition, if the Company were to acquire Algatec, it is anticipated that a condition of such acquisition would be that the Company provide expansion financing of not less than $5.0 million for that corporation.  Accordingly, the Company’s ability to achieve it acquisition plans and expand its business will require the Company to source additional debt or equity financing from third party.  Absent receipt of the final €968,265 installment due under the April 8, 2008 contract with Group Solar AG, the Company’s operating subsidiaries may be unable to pay its obligations as they come due.

Agreements with Algatec Solar AG

On October 20, 2008, Robert M. Rubin, Chairman, Chief Executive Officer and Chief Financial Officer of Solar Thin Films, formed Algatec Equity Partners, L.P., a Delaware limited partnership (the “Partnership”), for the purpose of acquiring up to 49% of the share capital of Algatec.  Effective as October 30, 2008, Algatec and members of Algatec senior management consisting of Messrs. Rainer Ruschke, Ullrich Jank, Dr. Stefan Malik and Andre Freud (collectively, the “Algatec Management Stockholders”), and Anderkonto R. Richter, Esq., as trustee for Mr. Ruschke and another Algatec stockholder (the “Trustee”), entered into a share purchase agreement (the “Algatec Share Purchase Agreement”).  Under the terms of the Algatec Share Purchase Agreement, on November 3, 2008 (the “First Closing”) the Partnership invested an aggregate of $3,513,000, of which approximately €2,476,000 was represented by a contribution to the equity of Algatec to enable it to acquire all of the assets and equity of Trend Capital, the predecessor to Algatec.  The Partnership also purchased for €1.00 per share a total of 13,750 Algatec shares, representing 27.5% of the outstanding share capital of Algatec.

The general partner of the Partnership is Algatec Management LLP, a Delaware limited liability company owned by The Rubin Family Irrevocable Marital Trust and other persons.  Mr. Rubin and Barry Pomerantz, a business associate of Mr. Rubin, are the managers of the general partner.  Under the terms of the limited partnership agreement, the general partner agreed to invest a total of $165,000 in the Partnership in consideration for 5.0% of the assets, profits and losses of the Partnership.  The limited partners, who invested an aggregate of $3,200,000 at the First Closing and additional persons the Partnership will seek to admit as limited partners by the Second Closing, will own 95.0% of the Partnership assets, profits and losses. As part of the First Closing, The Rubin Family Irrevocable Marital Trust invested an additional $1,500,000, as a limited partner, on the same terms as other limited partners of the Partnership.

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

Effective as of October 30, 2008, the Trustee, the Management Group and the Partnership (collectively, the “Algatec Stockholders”) and Algatec entered into a stock exchange agreement. Under the terms of the stock exchange agreement the Algatec stockholders agreed, subject to certain conditions, to exchange 100% of the share capital of Algatec for shares of shares of Company capital stock. Consummation of the Algatec acquisition is subject to certain conditions, including Algatec obtaining up to $50.0 million financing for Algatec to enable it to construct the addition to its existing manufacturing facility and purchase the necessary equipment to expand its business.  On April 10, 2009, the parties agreed to extend the anticipated closing date of the transactions contemplated by the Stock Exchange Agreement to July 15, 2009.  The requisite financing for Algatec was not obtained and the agreement expired on July 15, 2009.

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

At the time of the merger, an aggregate of 64,403,333 shares of Solar Thin Power were issued and outstanding, of which Solar Thin Films owned 43,000,000 shares or 66.77% of Solar Thin Power common stock, and stockholders of Solar Thin Power, other than Solar Thin Films, owned an aggregate of 21,403,333 shares of the 64,403,333 outstanding shares of Solar Thin Power common stock.   The Company consummated an Agreement and Plan of Merger dated effective June 30, 2009 pursuant to which Solar Thin Power was merged with and into the Company (the “Merger”).  Following the consummation of the Merger, effective June 30, 2009, Solar Thin Power is operated as a division of the Company and will seek to facilitate power projects and joint ventures designed to provide solar electricity using thin film a-Si solar modules.

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

Description of Our Business

Amorphous Silicon Solar Module Manufacturing Equipment

Kraft is engaged in the design, development, manufacture, and installation of thin-film amorphous silicon (“a-Si”) photovoltaic manufacturing equipment. The equipment is used in plants that produce photovoltaic thin-film a-Si solar panels or modules. The primary buyers of photovoltaic thin-film manufacturing equipment are businesses as well as investment partnerships, engaged in the production of photovoltaic thin-film modules. Governments and government agencies throughout the world support the industry with marketing and incentive schemes. The photovoltaic manufacturing equipment deposits a-Si as the active layer in the production of photovoltaic thin-film modules and is one of the least expensive technologies currently available for the production of commercial solar panels. We believe that customers using its technology and equipment can produce power from a-Si solar modules at a cost of less than $1.15 per Watt of capacity.

BudaSolar is a corporation formed in 2007 and engaged in the development of a-Si technology and integrated systems using photovoltaic manufacturing equipment.  BudaSolar offers turn-key solutions for the production of 49” x 25” amorphous silicon solar modules. In 2009, Kraft further consolidated the BudaSolar operations. Personnel and company assets have been integrated into the Company. For example, the two companies, Kraft and BudaSolar, operated as one for the turn-key line manufacturing of its client Grupo Unisolar and also provided installation and training.

Kraft has been providing equipment that is incorporated into a single manufacturing line capable of manufacturing a-Si solar modules that produce approximately 5MW of solar power annually. Kraft has been able to improve the throughput of a single line to 6MW as well as make other qualitative improvements in its offering. Through the successful consolidation with BudaSolar Kraft accelerated its transition from an equipment vendor to an integrated supplier by offering a holistic turn-key program. This provides its customers with high margin production facilities incorporating multiple solar module equipment lines with the annual capacity of manufacturing a-Si solar modules that generate from 6MW over 18MW to 36MW solar power.

BudaSolar started a new photovoltaic R&D laboratory in Budapest Hungary, which opened in April 2010. The construction of the lab is the first step of the €3 million budget “TFsolar2” project that has heavy support of the Hungarian National Office for Research and Technology. The new laboratory will enable the company to develop further the existing know-how of Kraft in the field of quality and operational improvement for a-Si solar cell processes and equipment to maximize the efficiency of the a-Si modules in short term and elaborate the processing technology of the high efficiency micromorph solar modules by the end of the three year project and reduce cost.

Pricing Factors

Based on available market information, a-Si solar module manufacturing equipment is currently available at costs averaging $1.50 for each peak Watt of “production capacity.”  Production capacity is the cumulative rated capacity of a-Si solar modules that can be produced annually using such equipment.  Accordingly, a “6MW (1,000,000 Watts) equipment facility” consists of a single line of manufacturing equipment that is capable of producing a-Si solar modules with a cumulated rated capacity of 6MW (6,000,000 Watts) of solar power on an annual basis.  The Company believes that the current market price for a-Si solar modules has fallen from between $2.50 and $3.00 per Watt of rated capacity, or approximately $15.0 to $18.0 million of a-Si solar module sales output from a 6MW facility to between $0.84 to $1.90 per Watt of rated capacity, or roughly $5.04 and $11.4 million for a 6MW facility, and between $15.12 and $34.2 million for a 18MW facility and between $30.24 and $68.4 million for semi-automated 36MW turn-key facilities, respectively.  The current cost of manufacture of a-Si solar modules using the Company’s equipment is estimated between approximately $0.81 to $1.15 per Watt from our “turn-key” facility, depending on line size, location and its relating expenses, costs competitive with any process on the market today. We believe that this will provide a-Si solar module manufacturers with an important competitive advantage given that the anticipated average price per Watt for a-Si and other modules is expected to continue to fall towards $1.33 per Watt over the next two to three years, while crystalline module prices will range between $1.50 to $1.95 per Watt.

Backlog and Order Pipeline

In April 2008, Kraft entered into a purchase agreement with Grupo Unisolar SA of Bejar, Spain to furnish the customer with a turn-key photovoltaic manufacturing equipment production facility in Spain for a contract price payable to Kraft of €7.9 million ($12.3 million at the time of signing of the purchase agreement). Kraft received a contract deposit in June 2008 and began delivery of the system in December of 2008. Kraft and Grupo Unisolar are currently in acceptance testing of the 6MW a-Si thin-film PV plant Kraft provided. We anticipate that substantially all of the revenues from the Grupo Unisolar order will be recognized in the second quarter of 2010. Grupo Unisolar has also indicated an interest in expanding the facility to 12MW in 2010.

China City Investments Limited, a project company set up by Chinese investors, signed a contract with BudaSolar as technology provider for the turnkey delivery of production lines at the capacity of 85MWp/year using silicon based thin film PV technology. The agreement is the first phase of the Dalian City Industrial Park Project targeting the development of a complex, vertically integrated production center with cumulative PV production capacity of 1GW to be achieved in 10 phases.

In addition, both Kraft and BudaSolar have submitted detailed proposals and contracts for additional orders, both single line and multi-line, totaling in tens of millions of dollars, with companies based in Europe, Russia, the Ukraine, Pakistan, China, North America, India, and Southeast Asia. There can be no assurance that any of such additional orders will be obtained on commercially attractive terms, if at all.

The Market and Competition

The photovoltaic (or PV) industry is a significant global industry in which buyers are dominant. We believe that the current state of affairs is merely growing pains of a rapidly maturing industry, based on the aftermath of a global recession and a strong winter. We are anticipating a phase of further consolidation within the industry. The Company believes this consolidation is needed to prepare the industry for further growth that will be aided by the concerns of global warming, governmental incentives, political and institutional involvement. STF believes the strongest forces promoting the industry will be combined effects of the further improving economics of PV and rising fuel prices. Module cost will further drop and will represent a decreasing share of total system costs (approximately 45% currently), as raw material and module prices continue to decline. Manufacturers will have to pay attention to the total cost and efficiency of systems and their manufacturing costs.

As of the first quarter of 2010, global economies are slowly growing again. Consolidation, cheaper Asian products, and overcapacity have however led to falling prices with narrower and shrinking margins within the solar industry. After additional global installations of 6.4 GW, despite the difficult economic climate, we believe that the industry will further stabilize in the second quarter of 2010 and that the outlook for the third quarter of 2010 is generally favorable on a global basis. We expect strong markets in Germany, Italy (while both the German and the Italian incentive scheme remain in flux), France (expected stronger incentive scheme), and Japan (among other parts of Asia). We expect strong prospects in the U.S. and upcoming future markets, such as China, Mexico, Brazil, South Africa, and India. We expect the market to grow 33% in 2010 (to approximately 8.51GW) on a global level due to cost savings, efficiency improvements and the expansion of distribution channels. Using a very conservative estimate of 25% annual industry growth, we expect 17GW of new installations by 2013. The main obstacle will be the difficulty of raising capital for plants and projects, especially in the thin film field.

Thin film technologies have had an especially challenging time, as a market with heavily decreased crystalline product prices and a lack of financing have favored more efficient cells and modules. The market presently consists substantially of modules produced using crystalline silicon. Most of the thin-films that have been produced, until now, use amorphous silicon on a glass substrate. Thin film a-Si modules are primarily installed on solar “farms” to serve utilities and power projects to provide electricity to a large number of users, whereas crystalline modules are more suited to commercial and residential uses.

Approximately 20% of the world’s supply of solar modules is of the thin film a-Si type and approximately 80% are crystalline modules. The Company believes that most of the planned thin film capacity extensions will be deferred to 2011, but that it can continue to drive costs down through further process improvements for existing technology (a-Si) and the introduction of newer technologies, including CIGS, to service existing thin film companies and large cap companies (new entrants) that will access awakening capital markets to add capacity necessary for a low cost base.

The market for solar cell-embedded building materials (“BIPV for building integrated photovoltaic), such as roofing shingles or sides of a building, is an additional opportunity. Through the integration of BudaSolar and Kraft, the Company can offer equipment for BIPV manufacturing companies. Globally, we believe there is a trend for subsidies concentrating more toward roof-top and BIPV installations for solar PV. Markets, such as France, already offer high BIPV subsidies as extra premiums (here the feed-in tariff for BIPV is 0.60 EUR/kWh, and 0.33 EUR/kWh for large scale plants). We believe all growth markets offer potential for BIPV products. The U.S. BIPV market, as an example, is currently small with approximately 85MW BIPV installed; however, we estimate that the market will become the second most important market after Europe with a CAGR of 113% to 3,700MW in 2013.

Since October 2008, crystalline prices have fallen by 30% to 50%, depending on region. We believe that, upon completion of its expansion plans, the Company and Kraft will be significant suppliers of thin-film amorphous silicon solar module equipment. The Company will thus be affected by the deferral of thin film technologies, but backed by its ability and opportunity to gain new business in the expectedly strong crystalline and BIPV markets, which will reach 17GW-20GW of annual new installed capacity by 2013.

Our Growth Strategy

The Company’s strategy is to market complete turn-key manufacturing equipment and training to manufacture thin-film based PV modules. The Company’s main focus will be the delivery of turn-key amorphous silicon production lines, and in future turn-key production lines based on newer materials. Customers include companies with manufacturing expertise (such as large cap companies entering the solar space) and local knowledge, but without the technology base required to build and manage their own production lines.

We offer a “turn-key” amorphous silicon manufacturing facility that is sold, installed and with certain guarantees regarding throughput, module efficiency, and therefore by implication, manufacturing cost. Such turn-key facilities consist of all the hardware and machinery manufactured, assembled, and installed by the Company together with all the software, know-how and training associated with the manufacturing process.

On a case-by-case basis and subject to financing we will also consider investing in our clients turn-key production lines as an equity partner and may secure distribution and/or purchase rights for modules for resale or for use in power projects.

In addition, Solar Thin Films may seek to enter into joint ventures with third parties, including utilities, to establish fully integrated power systems or power projects using either of its low cost technologies. We are also considering integrating or acquiring a solar developer. The Company or its subsidiaries may also seek arrangements with certain of its module manufacturing customers to purchase low cost a-Si modules (the output of the equipment provided by Kraft and BudaSolar) for use in power projects in Europe, India, Russia, the Ukraine, North America, the Middle East, and Asia.

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

As an equipment and “turn-key” systems supplier Kraft and BudaSolar compete with a broad range of suppliers into the photovoltaic or “PV” industry. Within the amorphous silicon space two of its largest competitors include Applied Materials and Oerlikon, both of which offer larger scale systems.  Kraft (with BudaSolar) offers several advantages for prospective customers including a lower price point for its entry or single line systems, and a highly cost effective manufacturing design based on its batch process - sometimes called the “box carrier” system - that yields high materials utilization and high finished product yield, and therefore commensurately lower cost. Additionally its process has the further advantage that its systems do not require costly clean rooms, which further raise the cost of equipment and production, allowing  Kraft to price its offering below that of its major competitors. Kraft has historically offered scalable systems starting with a 6MW line available for approximately $2.00 per Watt, providing a much lower cost of entry into the business.

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

Customers

The current customer of Kraft is located in Spain. Prospective customers of Kraft and BudaSolar are located in the US, Europe, Russia, the Ukraine and Asia.  In 2009, our Kraft subsidiary had one key customer, which accounted for approximately 100% of total revenue.

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

Employees

As of December 31, 2009, the Company employed 6 full-time and 22 part-time employees, respectively, none of whom is a member of a union or work council. None of our employees are covered by the by collective bargaining agreements. We believe that our relations with our employees are good.

Sales and Project Management

One member of management and one sales engineer are currently focused on the company’s sales activity including finding and contacting potential customers and managing contracts and bids - for both “turn-key” and equipment sales. In addition the company currently has one project manager, responsible for managing contracts and projects from inception through completion. The sales and project management groups work together with the engineering and equipment manufacturing groups to assure timely production and deliveries.

Engineering

The Companies engineering department consists of two dedicated mechanical engineers and five dedicated electrical engineers as well as a number of vacuum and field services engineers. The engineering department works closely with the manufacturing unit to guarantee quality and timely delivery, under the guidance of its project management staff.

Production (Equipment manufacturing)

The largest group in the Company is the production (equipment manufacturing) department, consisting of 12 employees. These people perform the actual assembly of equipment, including activities related to the mechanical, electrical and vacuum system parts of the finished product. The manufacturing activities are actively supported by input from the engineering group.

Algatec - Potential manufacture of crystalline silicon solar modules

The following sets forth a discussion of the business of Algatec, assuming the transactions contemplated by the acquisition will be consummated.  See “Agreements with Algatec Solar AG” above.

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

 As of the date of this report, the Company intends to acquire Algatec Equity Partners LP, a Delaware limited partnership (the “Algatec Partnership”), which, in turn, owns a 47% equity interest in the capital stock of Algatec.  As previously disclosed, a trust established by Robert M. Rubin, the President and Chief Executive Officer of the Company, owns approximately 25% of the equity of the Algatec Partnership and is an affiliate of the general partner of the Algatec Partnership.   It is anticipated that the equity stake in Algatec will be obtained from the Algatec Partnership in exchange for approximately 43.0 million shares of the Company’s Common Stock.  However, such number of shares of Common Stock are subject to adjustment based on an independent fairness opinion to be obtained by the Company.

The acquisition of the partnership and its equity in Algatec is subject to (i) execution of definitive exchange agreements, (ii) obtaining the requisite approvals and consents of the partners of the partnership, (iii) the delivery of audited financial statements of Algatec for the two fiscal years ended December 31, 2009 described below, and (iv) receipt of the fairness opinion. The Company anticipates that the acquisition of the partnership and its 47% equity interest in Algatec will be completed within the next 90 days.

The Company is also continuing discussions with the other shareholders of Algatec to acquire the remaining 53% interest in the capital stock of Algatec.  However, such acquisition is subject to a number of factors and conditions, including (a) receipt of financial statements of Algatec for the two fiscal years ended December 31, 2009 audited in accordance with GAAP or International Financial Reporting Accounting Standards by an accounting firm recognized by the Public Company Accounting Oversight Board, (b) completion of mutually satisfactory working capital financing for Algatec, and (c) if the Company consummates the acquisition of BudaSolar, the approval of the former stockholders of BudaSolar.

There can be no assurance that the conditions to complete the acquisition of the 47% equity interest in Algatec owned by the Algatec Partnership will be satisfied to enable the Company to acquire such equity, or that the Company will be able to acquire any additional equity interests in Algatec.

Item 1A. Risk Factors.

An investment in our common stock is risky. You should carefully consider the following risks, as well as the other information contained in this Form 10-K, before investing. If any of the following risks actually occurs, our business, business prospects, financial condition, cash flow and results of operations could be materially and adversely affected. In this case, the trading price of our common stock could decline, and you might lose part or all of your investment.  We may amend or supplement the risk factors described below from time to time by other reports we file with the SEC in the future.

Risks Related to Our Financial Condition

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of December 31, 2009 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm issued a report that was included in this annual report which included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have a significant working capital shortage; are currently in default in payment of approximately $1 million of indebtedness which became due in March 2009, $268,000 of indebtedness (plus redemption penalties and accrued interest) which became due in June 2009, and accounts payable and accrued liabilities of approximately $1.8 million that are also due, and may face litigation or even bankruptcy if we are unable to meet or restructure our obligations.

As at December 31, 2009, the Company’s consolidated current liabilities exceeded its consolidated current assets by $3,878,549.   The Company is currently in default in the payment of $1 million of indebtedness which became due in March 2009, $268,000 of indebtedness (plus redemption penalties and accrued interest) which became due in June 2009, and accounts payable and accrued liabilities of approximately $1.8 million that are also due, and unless the Company is able to obtain additional capital or other financing within the next 60 to 90 days, or sooner, its creditors may sue to collect on their notes and accounts, which action may accelerate the due date of the Company’s other indebtedness that is not currently in default.  In such event, the Company may be required to seek protection from its creditors under the Federal Bankruptcy Act.  Although the Company is actively pursuing such financing, there is no assurance that it will be obtained on commercially reasonable terms, if at all.  Even if such financing is obtainable, it may be expected that the terms thereof will significantly dilute the equity interests of existing stockholders of the Company.

Our existing and potential subsidiaries need to raise significant additional capital which may not be available on acceptable terms or at all.

In addition to the indebtedness and other obligations of Solar Thin Films, our Kraft subsidiary requires additional capital to meet its expansion plans.   There is no assurance that such additional financing will be obtained on commercially reasonable terms, if at all.

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

The Company has reported a loss from operations of $2,872,048and $6,974,675 for the years ended December 31, 2009 and 2008, respectively.

The Company has suffered operating losses and negative cash flows from operations since inception and, at December 31, 2009, the Company had an accumulated deficit of $29,551,979. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. We will continue to incur losses until we are able to establish significant sales. Our possible success is dependent upon the successful development and marketing of our products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

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

To date, the Company, through its Kraft subsidiary, has generated limited revenues of $8,720,938 and $3,436,779 for the years ended December 31, 2009 and December 31, 2008, respectively, and the Company incurred losses from operations of $2,827,048 and $6,974,675 for the years ended December 31, 2009 and 2008, respectively. Kraft’s future existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. We cannot assure you that the Company can achieve or sustain profitability in the future. Kraft’s operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our PV manufacturing facilities development will achieve market acceptance. The Company may not achieve its business objectives and the failure to achieve such goals would have an adverse impact on Kraft. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

We are required to raise additional capital to support our Kraft operating subsidiary and complete our proposed acquisitions of  BudaSolar and Algatec.

Both our existing operating subsidiary Kraft Elektronikai Zrt and our proposed additional subsidiary BudaSolar Technologies Co., Ltd., require additional working capital to obtain additional orders for a-Si module equipment lines and, if such orders are obtained, to finance infrastructure and component purchases.  There can be no assurance that Kraft will receive in the near future the final payment due from Grupo Unisolar SA or that the Company will be able to provide such working capital from third party financing. Although the Company is actively seeking financing, given the current market price of the Company’s Common Stock, raising equity or equity related capital may be difficult if not impossible.  In addition, even if the Company is able to raise such financing, it may not be on attractive terms, and will likely result in significant dilution of the equity interests of the Company’s existing stockholders.

Our sole customer has advised that they are withholding their final payment to us due to certain maintenance and repair complaints with respect to our amorphous silicon equipment line.

Kraft recently completed the installation of equipment for its sole customer, Grupo Unisolar SA in Spain.  The customer has resisted payment of the final €968,265 installment due under the April 8, 2008 contract allegedly due to certain maintenance and repair complaints with respect to our amorphous silicon equipment line.  Representatives of BudaSolar are assisting Kraft in attempting to resolve this problem.  If the Company is unable to satisfy its only existing customer, Kraft may not receive final payment from Grupo Unisolar SA.  In addition, the issue could result in adversely affect Kraft’s reputation as a turn-key equipment supplier and its a-Si module equipment business could be materially and adversely affected.

We may not be able to complete our proposed acquisition of BudaSolar Technologies Co., Ltd.

As at the date of this report, we have not signed a definitive purchase agreement to acquire BudaSolar and are still negotiating final terms and conditions.  There can be no assurance that we will be able to reach a final agreement with the shareholders of BudaSolar on terms that are attractive to the Company, if at all.  Even if we are successful in completing the BudaSolar acquisition, we may be unable to raise adequate financing to support our a-Si equipment manufacturing business. Our existing Kraft subsidiary is highly dependent upon the technical expertise of the BudaSolar to facilitate the turn-on function and operation of our a-Si equipment line.  If we are unable to acquire BudaSolar and if BudaSolar terminates its existing business relationship with Kraft, it is probable that we will never be able to develop our a-Si equipment business.

We may never be able to acquire any equity of Algatec

Our proposed acquisition of a 47% equity interest in Algatec Solar AG is dependent upon certain factors, some of which may not be within our control, including receipt of acceptable audited financial statements of Algatec Solar AG, the approval of the holders of a majority of the limited partnership interests in the Algatec Partnership, and the approval of the existing stockholders of BudaSolar.  In addition, even if we are able to acquire a significant minority interest in Algatec, there can be no assurance that we will reach agreement with the current owners of 53% of the Algatec equity to acquire their shares.   Our failure to acquire any equity in Algatec could have a material adverse effect on our future business prospects or operations.

Our equipment business is small and projected revenues may not materialize.

Since its inception, our thin film amorphous silicon equipment business located in Hungary has only delivered $14,932,828 of equipment to customers and has never sold more than $5,000,000 of equipment in any one year.  Our ability to achieve or even approach our sales and profit projections are subject to a number of factors, some of which are beyond our control. Such factors include, without limitation:

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

Kraft is dependent on one customer and any loss of this customer will have a negative impact on our operations.

For the year ended December 31, 2009, Kraft derived approximately 100% of its total revenues from one key customer. A loss of this relationship, for any reason could cause the Company to experience difficulties in obtaining revenue and implementing its business strategy. There can be no assurance that the Company could establish other relationships of adequate revenue in a timely manner or at all. In the event that STF is not able to significantly increase the number of customers or vendors that purchase its products its financial condition and results of operations will be materially and adversely affected.

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

The market we are addressing is rapidly evolving and is experiencing technological advances and new market entrants. Our future success will require us to scale our manufacturing capacity significantly beyond the capacity of our Budapest, Hungary manufacturing facility, and our business model and technology are unproven at significant scale. Moreover, Kraft’s strategic partnerships with BudaSolar and Algatec are only in the early stages of development and have not been officially agreed to and formalized. Kraft has limited experience upon which to predict whether it will be successful. As a result, you should consider its business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a growing and rapidly evolving market.

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

•	our failure to develop and maintain successful relationships with strategic partners, including, BudaSolar and Algatec.

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

To date, Kraft has delivered equipment for facilities in New Jersey, Germany, Hungary, China, Taiwan, Greece and Portugal, and is now delivering a “turnkey” system in Spain. Going forward we expect to seek to develop turnkey facilities on an international basis. It will require significant management attention and financial resources to successfully develop our international sales channels either internally (with BudaSolar) or through outside agents. In addition, the marketing, development and sale of our turnkey facilities internationally could expose us to a number of markets with which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

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

Some of our senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying opportunities and arranging necessary financing. We are highly dependent on our management, in particular, Robert Rubin, the Chief Executive Officer and Chief Financial Officer, and Gary Maitland, Esq., our Vice President and General Counsel, and consultants who are all critical to the development of our financing arrangements, technologies and business. Losing the services of any of these individuals, including, without limitation, Robert Rubin or Gary Maitland, Esq., could adversely affect our business until a suitable replacement could be found. If we were to lose any one of these individuals, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies or financing arrangements. We believe that they could not quickly be replaced with executives of equal experience and capabilities. We do not maintain key person life insurance policies on any of our executives. The agreements entered between our company and Rubin expired in June 2009, subject to one year automatic renewal provisions.

There is a continuing demand for qualified technical personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel.  Competition for personnel in our industry is intense, and there are a limited number of persons with knowledge of, and experience in, this industry. Although we currently experience relatively low rates of turnover for our technical personnel, the rate of turnover may increase in the future. During surge production periods, we rely on a substantial number of temporary employees. An inability to attract or maintain a sufficient number of technical or temporary personnel could have a material adverse effect on our contract performance or on our ability to capitalize on market opportunities.

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

Our operations and properties are subject to regulation by various government entities and agencies. Our manufacturing, processing and distribution facilities are subject to various workplace regulations. We believe that our current compliance programs adequately address such concerns and that we are in substantial compliance with applicable laws and regulations. However, compliance with, or any violation of, current and future laws or regulations could require material expenditures or otherwise adversely affect our business and financial results.

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

As of March 22, 2010, we had 19,039,850 shares of common stock issued and outstanding.   In addition, any additional common stock, convertible securities or warrants we may issue to raise much needed capital will further significantly dilute the equity ownership of our current stockholders.

The proposed acquisitions of Algatec and BudaSolar will result in a further immediate and substantial dilution of the equity of our current stockholders.

We are currently negotiating a new agreement with the BudaSolar shareholders.  The proposed revised transaction contemplates that the Company will directly acquire 100% of the share capital of BudaSolar in exchange for 70,000 shares of the Company’s Series B-5 convertible voting preferred stock (the “B-5 Preferred Stock”).  The B-5 Preferred Stock has a liquidation value of $7.0 million and is convertible at any time by the holders into a minimum of 2.1 million and a maximum of 49.0 million shares of the Company’s common stock.  Consummation of this proposed transaction will therefore substantially dilute the equity of the 19,039,850 shares owned by our current common stockholders.

Our historic stock price has been volatile and the future market price for our common stock may continue to be volatile. Further, the limited market for our shares will make our price more volatile. This may make it difficult for you to sell our common stock for a positive return on your investment.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “SLTZ". There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

Foreign Currency and Exchange Risks and Rate Revaluation.
We will be su ject to significant foreign exchange risk. Th%re are currently no meaningful ways to hedge currency risk in Hungary. Therefore, the Company’s ability to limit its exposure to currency fluctuations is significantly restricted. The Company’s ability to obtain dividends or other distri`utions is subject to, among other things, restrictions on div)dends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which its subsidiaries operate. The laws under which the Company’s operating subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profit3 subject to the maintenance of registered capital and required reserves and a&ter the recovery of accumulated losses.
<$iv style="DISPLAY: block; TEXT-INDENT: 0pt">
Item 1B. Unresolved Staff Comments.

Not applicabl%.

Item 2. Properties.

The following table lists the office space that the Company leases from unaffiliated persons:

Lessee	Address of Property	Primary Use	Sq. feet	Rent Amount/Month	Lease Terms
Kraft	1112 Budapest, Kőérberki út 36. Hungary	General operation Equipment manufacturing plant stockholder relations, general executive	23,200	USD 20,800	3 years from January 1, 2008 Lease terminated in January 2010
Kraft	9900 Körmend Hegyalja u 42. Hungary	Equipment manufacturing plant	10,760	USD 1,600	Unlimited with 6 months cancellation period Lease terminated in July 2009
Kraft	1121 Budapest, Konkoly-T, út 29-33. Hungary	General operation Equipment manufacturing plant Office	1,500	USD 1,310	Unlimited period with 3 months notice of cancellation
Kraft	1121 Budapest, Konkoly-T, út 29-33. Hungary	Storage room	743	USD 360	Unlimited period with 6 months notice of cancellation

In November 2005, Kraft entered into a three year fixed term lease agreement for its corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after December 31, 2006 in accordance with the inflationary index published by the Central Statistical Office. Rental expenses charged to operations for the year ended December 31, 2009 and 2008 are $267,215 and $266,359, respectively.  In late 2007, the Company signed a modified rental agreement for the Budapest facilities and expanded its spaces as well as extended the contract for an additional three years period of time.

As set forth in the table above, in July 2009 and January 2010, Kraft terminated its lease agreements covering its corporate offices and facilities in Budapest and Körmend Hungary.  In addition, in December 2009 and January 2010, Kraft entered into new lease agreements for its corporate offices and facilities in Budapest, Hungary as set forth above.

The Company also has a mailing address within the United States located at 116 John Street, Suite 1120, New York, New York 10038.

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

Item 4. Submission of Matters to a Vote of Security Holders.

We have not submitted any matters to a vote of security holders in the fourth quarter of 2009 or thereafter.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "SLTZ". Effective as of July 3, 2006, the Company changed its name from American United Global, Inc. to Solar Thin Films, Inc. As a result, our quotation symbol changed from “AUGB.PK” to “SLTF.PK”. In February 2007, the Company’s symbol was changed to SLTN and in September 2009 the Company’s symbol was changed to SLTZ. The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the Over-the-Counter Bulletin Board. Particularly since our common stock is traded infrequently, such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.

Year Ended December 31, 2009	High	Low
First Quarter ended March 31, 2009	$1.45	$0.78
Second Quarter ended June 30, 2009	$1.05	$0.76
Third Quarter ended September 30, 2009	$1.75	$0.20
Fourth Quarter ended December 31, 2009	$1.02	$0.26

Year Ended December 31, 2008	High	Low
First Quarter ended March 31, 2008	$8.25	$3.60
Second Quarter ended June 30, 2008	$5.70	$3.80
Third Quarter ended September 30, 2008	$4.50	$2.90
Fourth Quarter ended December 31, 2008	$3.25	$0.85

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

Number of Shareholders

As of March 22, 2010, there were 19,039,850 shares of our common stock issued and outstanding and 187 holders of record of our common stock. The transfer agent of our common stock is Corporate Stock Transfer, LLC, 3200 Cherry Creek Dr. South, Suite 430, Denver, CO 80209.

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

Equity Compensation Plan Information

The following table presents information as of December 31, 2009 with respect to compensation plans under which equity securities were authorized for issuance.

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

The equity compensation plans are discussed in Note 16 of the 2009 Consolidated Financial Statements.

Other than as set forth above, we do not have any stock option, bonus, profit sharing, pension or similar plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases or repurchases of our equity securities by the Company or any affiliated purchasers.

Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter of 2009, we issued (or contracting to issue) equity securities without registration under the Securities Act of 1933, as amended, as follows:

On December 7, 2009, two of the Company’s March 2006 convertible note holders settled for an aggregate of 200,000 shares of the Company’s common stock and demand notes of $169,167.  The Company intends to issue such shares during the second quarter of 2010.

On December 28, 2009 one of the Company’s June 2006 convertible note holders converted $350,000 of convertible notes to 940,625 shares of the Company’s common stock, representing $350,000 in principal settlement with the remainder as redemption penalty and related interest of $120,312.

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

Item 7. Management’s Discussion and Analysis of Financial Condition or Results of Operations.

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” IN THIS FORM 10-K AND IN OUR OTHER FILINGS WITH THE SEC. IN ADDITION, SEE “CAUTIONARY   STATEMENT REGARDING FORWARD-LOOKING STATEMENTS” SET FORTH IN THIS REPORT.

Overview

Solar Thin Films, Inc. (the “Company”) is a business focused on the solar energy industry.  We engage in the design, manufacture and installation of thin-film amorphous silicon (“a-Si”) photovoltaic manufacturing equipment. The equipment is used in plants that produce photovoltaic thin-film a-Si solar panels or modules. The Company operates through its wholly owned subsidiary, Kraft Elektronikai Zrt (“Kraft”). The Company expects the primary use of such photovoltaic thin film modules will be the construction of solar power plants by corporations and governments throughout the world.

On April 3, 2009, the Company and Kraft entered into a share exchange agreement with BudaSolar Technologies Co. Ltd. (“BudaSolar”) and its shareholders.  The agreement restated a prior agreement entered into in 2008.  Under the terms of the restated agreement, the BudaSolar shareholders were to have acquired a 49% equity interest in Kraft, in exchange for transferring 100% of the BudaSolar equity to Kraft.  Such agreement was subject to the satisfaction of certain closing conditions, including the Company’s repayment of all outstanding June 2006 convertible notes in order to secure the release of the shares of Kraft pledged as security to the June 2006 note holders.  Although only $268,000 of such notes are still outstanding, the Kraft shares still remain subject to the pledge agreement.  At the present time, the Company is negotiating a new agreement with the BudaSolar shareholders, the proposed terms of which are described below.

For more than the past 18 months, BudaSolar has been providing technical support to our Kraft subsidiary under a separate agreement.  In connection with these services, Kraft has paid $1,370,000 in advances to BudaSolar during the second quarter of 2009. BudaSolar has provided $747,891 worth of services in 2009 to Kraft, which left a credit balance of advances wired to BudaSolar of $622,109 as of December 31, 2009.  In addition, during 2008, BudaSolar received $750,000 in advances from the Company, which was fully repaid in the second quarter of 2009.

The Company’s Kraft subsidiary is highly dependent upon the ongoing technical expertise of the BudaSolar personnel in completing and making operational the Kraft line of a-Si solar module equipment.   In such connection, Kraft recently completed the installation of equipment for its sole customer, Grupo Unisolar SA in Spain.  The customer has resisted payment of the final €968,265 installment due under the April 8, 2008 contract allegedly due to certain maintenance and repair complaints with respect to our amorphous silicon equipment line.  Representatives of BudaSolar are assisting Kraft in attempting to resolve this problem and the Company expects to collect the payment in full. If the Company is unable to satisfy its only existing customer, its a-Si module equipment business could be materially and adversely affected.

There can be no assurance that the Company will enter into the new share exchange agreement with BudaSolar and its shareholders, or if such agreement is entered into by the parties, that the Company will be able to consummate the acquisition of BudaSolar and the transactions contemplated therein.

Effective as of October 30, 2008, the Company entered into a stock exchange agreement with Algatec Solar AG and its shareholders, which expired on July 15, 2009.  Algatec produces, sells and distributes metallurgical and other types of crystalline silicon solar panels or modules.  As of the date of this report, the Company intends to acquire Algatec Equity Partners LP, a Delaware limited partnership (the “Algatec Partnership”), which, in turn, owns a 47% equity interest in the capital stock of Algatec Solar AG.  As previously disclosed, a trust established by Robert M. Rubin, the President and Chief Executive Officer of the Company, owns approximately 25% of the equity of the Algatec Partnership and is an affiliate of the general partner of the Algatec Partnership.  It is anticipated that the equity stake in Algatec will be obtained from the Algatec Partnership in exchange for approximately 43.0 million shares of the Company’s Common Stock.  However, such number of shares of Common Stock are subject to adjustment based on an independent fairness opinion to be obtained by the Company. The acquisition of the partnership and its equity in Algatec is subject to (i) execution of definitive exchange agreements, (ii) obtaining the requisite approvals and consents of the partners of the partnership, (iii) the delivery of audited financial statements of Algatec for the two fiscal years ended December 31, 2009, and (iv) receipt of the fairness opinion. The Company anticipates that the acquisition of the partnership and its 47% equity interest in Algatec will be completed within the next 90 days.  The Company is also continuing negotiations with the other shareholders of Algatec to acquire the remaining 53% interest in the capital stock of Algatec.  There can be no assurance that the conditions to complete the acquisition of the 47% equity interest in Algatec owned by the Algatec Partnership will be satisfied to enable the Company to acquire such equity, or that the Company will be able to acquire any additional equity interests in Algatec.

In the event that the Company is unable to acquire BudaSolar or any of the equity of Algatec, absent an alternative strategic acquisition or a significant increase in the current business of its Kraft subsidiary, it is unlikely that the Company will be able to achieve its expansion plans in the solar business, and may be required to cease doing business altogether.

Consummation of either or both of the BudaSolar and Algatec acquisitions, as well as all other expansion plans of the Company, are subject to its ability to solve its significant working capital shortages; make payment or other arrangements for the resolution of approximately $1.3 million of indebtedness currently in default as of the filing date of this report ($1 million of which became in default in March 2009 and $268,000 of indebtedness which became in default in June 2009 (plus redemption penalties and accrued interest)) and other accrued accounts payable, all of which are overdue.  In the event that the Company is unable to resolve these matters within the next 90 days, it may be unable to continue in business and/or may be required to seek protection from its creditors under the Federal Bankruptcy Act.

 Subject to consummation of either or both of the BudaSolar or Algatec transactions, the Company will seek to further vertically integrate itself within this industry through activities in, but not limited to, investing in and/or operating the module manufacturing plants, selling thin film photovoltaic modules, and installing and/or managing solar power plants. The Company also intends, directly and through joint ventures or strategic alliances with other companies or through governmental incentive programs, to sell equipment for and participate financially in solar power facilities using thin film a-Si solar modules or metallurgical and other crystalline solar modules as the power source to provide electricity to municipalities, businesses and consumers.

Kraft and BudaSolar are each Hungarian corporations and their headquarters are located in Budapest, Hungary.  Algatec is a German corporation and its headquarters are located in Proesen, Germany.  Solar Thin Films is a Delaware corporation and its headquarters are located at 116 John Street, Suite 1120, New York, New York 10038.  Solar Thin Films website is located at www.solarthinfilms.com.

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

In the subsequent years, Kraft has manufactured equipment for production facilities in New Jersey, Germany, Hungary, China, Taiwan, Greece and Portugal. In producing equipment for these facilities, Kraft developed substantial equipment manufacturing expertise. More recently as a supplier for a solar project in Weihai, China, Kraft developed additional process expertise required to allow it to become a manufacturer of “turnkey” plants, including the delivery of both equipment and services that produce photovoltaics modules utilizing thin-film technology. Kraft has delivered its first "turnkey" plant in Spain which is now in final acceptance testing.

BudaSolar Technologies Co. Ltd.

On April 3, 2009, the Company and Kraft entered into a restated share exchange agreement with BudaSolar and its shareholders.  Under the terms of the agreement, the BudaSolar shareholders were to have acquired a 49% equity interest in Kraft, in exchange for transferring 100% of the BudaSolar equity to Kraft.  Such agreement was subject to the satisfaction of certain closing conditions, including the Company’s repayment of all outstanding June 2006 convertible notes in order to secure the release of the shares of Kraft pledged as security to the June 2006 note holders.  Although only $268,000 of such notes remain outstanding, the Kraft shares still remain subject to the pledge agreement.

At the present time, the Company is negotiating a new agreement with the BudaSolar shareholders.  The proposed revised transaction contemplates that the Company will directly acquire 100% of the share capital of BudaSolar in exchange for 70,000 shares of the Company’s Series B-5 convertible voting preferred stock (the “B-5 Preferred Stock”).  The B-5 Preferred Stock has a liquidation value of $7.0 million and is convertible at any time by the holders into a minimum of 2.1 million and a maximum of 49.0 million shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”).  The aggregate number of shares of Company Common Stock into which all if the B-5 Preferred Stock would be convertible (the “Conversion Shares”) will depend upon the audited combined pre-tax income of the Company’s Kraft and BudaSolar subsidiary corporations (the “Corporations Pre-Tax Income”) at the end of each of the five consecutive fiscal years ending December 31, 2010 through December 31, 2014 (the “Measuring Period”).  The target Corporations Pre-Tax Income and the corresponding number of Conversion Shares that can be exercised at the end of any one or more fiscal years during the Measuring Period is based on a “grid” of such Pre-Tax Income and Conversion Shares.  For example if the Corporations Pre-Tax Profits at the end of any of the five fiscal years in the Measuring Period is 0 to $2.5 million, the number of Conversion Shares would be 2.1 million; if such Pre-Tax Income is $10.0 million, then the number of Conversion Shares would be 21.0 million; and if such Pre-Tax Income is $55.0 million or more, the Conversion Shares would be 49.0 million.  On March 31, 2015, any B-5 Preferred Stock not converted into Common Stock would automatically convert based upon the Corporations Pre-Tax Income for the fiscal year ending December 31, 2014.

At the time of execution of the BudaSolar purchase agreement, the Company will provide $55,000 to BudaSolar as a working capital advance, and is obligated to provide additional working capital thereafter. In addition, we shall assume the obligations of repayment of all outstanding loans made by the BudaSolar shareholders or their affiliates to BudaSolar prior to the date of the agreement, so that, as of the closing date, BudaSolar will have either positive stockholders equity or capital of not less than US $1,000.  It is expected that such loans will be evidenced by a 5 year subordinated note of the Company, which shall (i) bear interest at an annual rate equal to LIBOR plus a margin of 3%; and (ii) will be repaid to the BudaSolar shareholders following completion of working capital contributions to BudaSolar and Kraft by the Company and thereafter only out of excess cash flow of BudaSolar and Kraft.

Under the terms of a separate agreement with BudaSolar, Kraft has contracted to purchase from BudaSolar (1) equipment assembly services on some of its equipment based on a fixed fee per equipment, and (2) installation related technical services based on hourly rates.  In connection with these services, Kraft has paid $1,370,000 in advances to BudaSolar during the second quarter of 2009. BudaSolar has provided $747,891 worth of services in 2009 to Kraft, which left a balance of advances wired to BudaSolar of $622,109 as of December 31, 2009.  During 2008, BudaSolar received $750,000 pursuant to the Stock Exchange Agreement from the Company, which was fully repaid in the second quarter of 2009.

In the event that the Company consummates the BudaSolar acquisition, each of Messrs. Robert M. Rubin, Gary Maitland and Dr. Boris Goldstein (the current board members of the Company) and Istvan Krafcsik and Attila Horvath, the principal stockholders and executive officers of BudaSolar, have agreed to vote their shares of voting capital stock of the Company to elect to the board of directors of the Company and its Kraft and BudaSolar subsidiaries five persons, two of whom shall be Istvan Krafcsik and Attila Horvath, two of which would be designated by the Company and a fifth independent director acceptable to Messrs. Krafcsik and Horvath.   In addition, such parties and the Company agreed that during the five year Measuring Period, so long as the Corporations Pre-Tax Income equaled or exceeded $5.0 million, the members of the Company’s board of directors will include Messrs. Krafscik and Horvath and other persons reasonably acceptable to them.

BudaSolar currently operates its business at Kraft’s facility in Budapest, and the BudaSolar personnel and management work closely with the Kraft personnel and management.  Kraft is highly dependent upon the ongoing technical expertise of the BudaSolar personnel in executing the turn-on and related computer functions of the Kraft line of a-Si solar module equipment, and making such equipment lines operational.   In such connection, in April 2010 the Company recently completed the installation of equipment for Grupo Unisolar SA in Spain.  The customer has resisted payment of the final €968,265 installment due under the April 8, 2008 contract allegedly due to certain maintenance and repair complaints with respect to our amorphous silicon equipment line.  Representatives of BudaSolar are assisting Kraft in attempting to resolve this problem and the Company expects to collect the payment in full. If the Company is unable to satisfy its only existing customer, its a-Si module equipment business could be materially and adversely affected.

The ongoing operations of Kraft and BudaSolar will require approximately $3.2 million of working capital to sustain and expand their operations during 2010.  In addition, if the Company were to acquire Algatec, it is anticipated that a condition of such acquisition would be that the Company provide expansion financing of not less than $5.0 million for that corporation.  Accordingly, the Company’s ability to achieve it acquisition plans and expand its business will require the Company to source additional debt or equity financing from third party.  Absent receipt of the final €968,265 installment due under the April 8, 2008 contract with Group Solar AG, the Company’s operating subsidiaries may be unable to pay its obligations as they come due.

Agreements with Algatec Solar AG

On October 20, 2008, Robert M. Rubin, Chairman, Chief Executive Officer and Chief Financial Officer of Solar Thin Films, formed Algatec Equity Partners, L.P., a Delaware limited partnership (the “Partnership”), for the purpose of acquiring up to 49% of the share capital of Algatec.  Effective as October 30, 2008, Algatec and members of Algatec senior management consisting of Messrs. Rainer Ruschke, Ullrich Jank, Dr. Stefan Malik and Andre Freud (collectively, the “Algatec Management Stockholders”), and Anderkonto R. Richter, Esq., as trustee for Mr. Ruschke and another Algatec stockholder (the “Trustee”), entered into a share purchase agreement (the “Algatec Share Purchase Agreement”).  Under the terms of the Algatec Share Purchase Agreement, on November 3, 2008 (the “First Closing”) the Partnership invested an aggregate of $3,513,000, of which approximately €2,476,000 was represented by a contribution to the equity of Algatec to enable it to acquire all of the assets and equity of Trend Capital, the predecessor to Algatec.  The Partnership also purchased for €1.00 per share a total of 13,750 Algatec shares, representing 27.5% of the outstanding share capital of Algatec.

The general partner of the Partnership is Algatec Management LLP, a Delaware limited liability company owned by The Rubin Family Irrevocable Marital Trust and other persons.  Mr. Rubin and Barry Pomerantz, a business associate of Mr. Rubin, are the managers of the general partner.  Under the terms of the limited partnership agreement, the general partner agreed to invest a total of $165,000 in the Partnership in consideration for 5.0% of the assets, profits and losses of the Partnership.  The limited partners, who invested an aggregate of $3,200,000 at the First Closing and additional persons the Partnership will seek to admit as limited partners by the Second Closing, will own 95.0% of the Partnership assets, profits and losses. As part of the First Closing, The Rubin Family Irrevocable Marital Trust invested an additional $1,500,000, as a limited partner, on the same terms as other limited partners of the Partnership.

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

Effective as of October 30, 2008, the Trustee, the Management Group and the Partnership (collectively, the “Algatec Stockholders”) and Algatec entered into a stock exchange agreement. Under the terms of the stock exchange agreement the Algatec stockholders agreed, subject to certain conditions, to exchange 100% of the share capital of Algatec for shares of shares of Company capital stock. Consummation of the Algatec acquisition is subject to certain conditions, including Algatec obtaining up to $50.0 million financing for Algatec to enable it to construct the addition to its existing manufacturing facility and purchase the necessary equipment to expand its business.  On April 10, 2009, the parties agreed to extend the anticipated closing date of the transactions contemplated by the Stock Exchange Agreement to July 15, 2009.  The requisite financing for Algatec was not obtained and the agreement expired on July 15, 2009.

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

At the time of the merger, an aggregate of 64,403,333 shares of Solar Thin Power were issued and outstanding, of which Solar Thin Films owned 43,000,000 shares or 66.77% of Solar Thin Power common stock, and stockholders of Solar Thin Power, other than Solar Thin Films, owned an aggregate of 21,403,333 shares of the 64,403,333 outstanding shares of Solar Thin Power common stock.   The Company consummated an Agreement and Plan of Merger dated effective June 30, 2009 pursuant to which Solar Thin Power was merged with and into the Company (the “Merger”).  Following the consummation of the Merger, effective June 30, 2009, Solar Thin Power is operated as a division of the Company and will seek to facilitate power projects and joint ventures designed to provide solar electricity using thin film a-Si solar modules.

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

Critical Accounting Policies

The Company's discussion and analysis of its consolidated financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company's consolidated operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

•	Revenue Recognition;

•	Cost of Sales;

•	General, Selling and Administrative Expenses;

•	Allowance for doubtful accounts;

•	Research and development;

•	Derivative liability;

•	Product warranty reserve;

•	Stock Based Compensation; and

•	Use of Estimates.

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of December 31, 2009 and December 31, 2008 amounted to $2,373,067 and $33,452, respectively. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the Company. There were no bill and hold transactions at December 31, 2009 and 2008.

For Complete Factory sales, which include sale of equipment, installation and commissioning, the Company recognizes revenues from the product portion (pieces of equipment) on shipment and services portion (installation and commissioning process) upon completion of the installation and commissioning process.  The commissioning includes a range of consulting services necessary to successfully complete a performance test, such as training of management, engineering and production personnel, debugging and resolving problems, initial oversight or support for vendor relations and purchasing, documentation and transfer of process knowledge and potential co-management of the production line during performance testing or completion of the training process.  The Company has started its shipment of the factory sales, product portion (pieces of equipment) in December 2008, and the service portion (installation and commissioning) is expected to be completed during the fiscal year 2010.

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

The Company accrued a provision for product warranty costs of approximately $180,000 during 2007; of which approximately $85,000 was utilized during the year ended December 31, 2007. During 2008, an additional $73,000 in warranty costs were accrued and a total of $108,070 was utilized, leaving a balance of approximately $59,930 remaining as of December 31, 2008. During 2009, the Company accrued an additional $157,757 in warranty costs as a result of shipments to Grupo Unisolar, and did not incur any product warranty costs, leaving a balance of $212,687 in product warranty provision as of December 31, 2009.

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”).  The Company made no employee stock-based compensation grants before December 31, 2005 and therefore had no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the year ended December 31, 2009 and 2008 was $680,761 and $1,085,251, respectively.

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

In June 2009, the amended employment agreement with Peter Lewis was terminated by the parties. Effective as of October 1, 2009, Mr. Lewis was engaged as a non-exclusive sales and marketing consultant and representative of the Company through May 31, 2010; specifically with respect to the manufacture and sale of amorphous silicon thin film solar module manufacturing equipment and/or equipment lines (the “PV Equipment”).  As a marketing representative, Mr. Lewis will be primarily responsible for generating orders and sales of the PV Equipment. In full settlement of Mr. Lewis’ claims to accrued salary, stock options, future earnings and other benefits, he will be paid $112,500 for the period ending September 30, 2009.  For the period from October 1, 2009 through June 30, 2010, Mr. Lewis will be paid a monthly stipend of $15,000.  In addition, Mr. Lewis will be entitled to receive sales commissions pursuant to his agreement with Kraft.

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. In November 2007, the Company signed the modification of lease agreement resulted a charge of $20,800 per months from January 1, 2008 for three years period of time through December 31, 2010. In July 2009 and January 2010, Kraft terminated its lease agreements covering its corporate offices and facilities in Budapest and Körmend Hungary.  In addition, in December 2009 and January 2010, Kraft entered into new lease agreements for its corporate offices and facilities in Budapest, Hungary. The minimum future cash flow for the leases at December 31, 2009 is as follows:

Amount:
Year ending December 31, 2010	$249,600
Total	$249,600

Results of Operations

Year ended December 31, 2009 as compared to the year ended December 31, 2008

Revenues

The following table summarizes our revenues for the years ended December 31, 2009 and 2008:

Years ended December 31,	2009	2008
Total Revenues	$8,720,938	$3,436,779

For the year ended December 31, 2009, revenues increased by 154% or $5,284,159 as compared to 2008.  The 154% increased revenue for the year ended December 31, 2009 as compared to year ended December 31, 2008 is primarily due to continued deliveries on a large Factory Sale contract to Grupo Unisolar, S.A. of Spain. Since the Company did not deliver any Equipment Sales in 2009, revenues transitioned during the year from 96% Equipment Sales in 2008 to 100% product portion of Factory Sales in 2009.

During 2007 and 2008, the Company began to shift its marketing focus from Equipment Sales to Factory Sales (delivered on a “turnkey” basis, which by definition include a full set of equipment plus installation and training services or commissioning process). The Company signed its first deal in June of 2008 (and received the balance of its deposit in September 2008), for which it completed its first minor equipment portion of the Factory Sales delivery in December of 2008 valued at $147,262. The Company began shipping the balance of the equipment in March of 2009 and expects to deliver substantially all of the equipment for this 7.9 million euro order during fiscal year 2010. During 2010, the Company also expects that a majority of its revenue will come from Factory Sales rather than Equipment Sales, and does not expect to derive any substantial revenue from related parties. Commencing in 2008, the Company has decided to further break out its revenue into Equipment Sales and Factory Sales and to continue to do so in the future in both annual and quarterly filings.

While the Company is pursuing additional business opportunities - both Factory Sales and Equipment Sales, given the limited amount of historical business volume we cannot provide assurance regarding future sales. As the Company shifts primarily from Equipment Sales secured by purchase orders to Factory Sales secured by contracts, management expects that it may become easier to forecast future volume based upon long-term contracts and then established trends. In either case, the Company produces individual pieces of equipment (standard not generally custom) based on individual customer orders.  Comparison of different financial reporting periods will show significant fluctuations, primarily due to the value of outstanding and completed contracts or orders during the period. Therefore, historical figures (whether on a comparative period over period percentage analysis in a linear fashion or otherwise) may not have much meaning with respect to future changes in revenue and should not be used to make predictions about future revenue performance. For example, revenue could increase 400% period over period if the Company booked and invoiced one or more complete factory orders or it could decrease 100% or more if the Company failed to successfully deliver on a Factory Sale order or only managed to book and invoice orders for production of selected equipment, i.e. an Equipment Sale.  Therefore, management is not in the position to predict future revenue flow or make conclusions based on actual historical figures.  For example, recent increases and decreases in revenue are not dramatic as compared to our existing 7.9 million euro contract with Grupo Unisolar, which is expected to be completed during 2010 and which commenced shipping in December 2008. However, we can not provide absolute assurance that signed contracts, Grupo Unisolar or other, will be completed as expected or predicted. One complete factory may exceed $12 million in value but with unexpected financial or technical problems, production may slow down the completion of the contract.  In conclusion, revenue prediction by management is difficult as of the date of this report.

Cost of sales

The following table summarizes our cost of sales for the years ended December 31, 2009 and 2008:

Years ended December 31,	2009	2008
Total cost of sales	$6,460,524	$2,403,808

For the year ended December 31, 2009, our cost of sales was $6,460,524, or 74% of revenue as compared to $2,403,808, or 70% of our revenue for the year ended December 31, 2008. The increase in cost of sales of $4,056,716 from 2008 to 2009 was primarily a result of an increase in sales of 154%. The margin reduction  was a function of i) reduced margins due to the transition from Equipment Sales to Factory Sales and offset by ii) 0.9% swings in the US dollar as compared to the Hungarian Forint. The average exchange rate for the year ended December 31, 2009 increased to 188.07 in HuF from 187.91 in HuF for each US Dollar for the year ended December 31, 2008.

Our cost of revenue predominantly consists of the cost of labor, raw materials, depreciation and absorbed indirect manufacturing cost.

Selling, General and Administration Expenses

The following table summarizes our selling, general and administration expense for the years ended December 31, 2009 and 2008:

Years ended December 31,	2009	2008
Total selling, general and administration expense	$5,014,321	$7,745,174

For the year ended December 31, 2009, selling, general and administrative expenses were $5,014,321 as compared to $7,745,174 for the year ended December 31, 2008. The decrease in selling, general and administrative expenses is attributable to reduction in staff costs, consultants, legal and audit related incurred in 2009 as compared with in 2008.

Research and development

The following table summarizes our research and development expenses for the years ended December 31, 2009 and 2008:

Years ended December 31,	2009	2008
Research and development expenses	$-0-	$120,000

Our research and development for the year ended December 31, 2009 were $-0- compared to $120,000 for the year ended December 31, 2008. In late 2005, the Company suspended its internal research and development activity and in December 2006 signed a contract for certain research and development activities with Renewable Energy Solutions, Inc. (RESI). This contract - at a rate of $30,000 per month - remained in force through the first part of 2008. Subsequently, the Company suspended the research and development contract with RESI in anticipation of its planned acquisition of BudaSolar, a company with its own internal research and development activity.

Depreciation and amortization

The following table summarizes our depreciation (excluding depreciation allocated to cost of sales) and amortization for the years ended December 31, 2009 and 2008:

Years ended December 31,	2009	2008
Depreciation and amortization	$73,141	$142,472

Depreciation and amortization has decreased by $69,331 in the year ended December 31, 2009 compared to 2008. The decrease is mainly due to the aging of equipment purchased in previous years, and the company’s ability to increase production incrementally with minimal capital investment.

Interest expense, net

The following table summarizes our interest expense, net for the years ended December 31, 2009 and 2008:

Years ended December 31,	2009	2008
Interest expense, net	$866,749	$1,178,465

Interest expense, net has decreased by $311,716 in the year ended December 31, 2009 compared to 2008. The decrease is mainly due to the reduction of the amortized debt discount of our debt from the 2008 year.

Gain on extinguishment of Debt

In 1996, we issued an unsecured 8%, $1.5 million note to an unrelated party in connection with the acquisition of a software company. The note was due and payable on April 30, 1999. The note was governed by the laws of the State of New York. The New York statute of limitations for seeking to collect on a note is six years from the maturity date. The creditor has never sought to collect the note since its maturity date and in or about 2001 orally advised a representative of the Company that it had "written off the debt." Although we had previously the note as a liability on its balance sheet, it does not believe that it has any further liability under this note.  Based on the appropriate opinion of our legal counsel, we removed this item as a liability on its financial statements as at December 31, 2009 and the related accrued interest. As such, we realized a gain on extinguishment of debt of $3,310,200 as other income for the year ended December 31, 2009. The Company also recognized $15,000 of gain from settlement of one of its June 2006 notes during the year ended December 31, 2009.

Other income

In private placements in June 2006, we issued convertible promissory notes and warrants to purchase the Company’s common stock. Pursuant to the terms of a registration rights agreement, we were required to file a registration statement within 30 days from closing and have such registration statement declared effective within 90 days from closing if the registration statement is not reviewed or, in the event that the registration statement is reviewed, within 120 days from closing. If we failed to have the registration statement filed or declared effective by the required dates, it will be obligated to pay a liquidated damages equal to 2% of the aggregate financing to each investor upon any such registration failure and for each thirty days that such registration failure continues in cash.

As of December 31, 2009, we concluded that the payment of liquidated damages under these commitments were not probable since the majority of the related notes have been converted or settled as of December 31, 2009. Accordingly, we reversed the accrued expenses for the potential liquidated damages of $720,000 as other income in the statement of operations during the year ended December 31, 2009.

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

On September 16, 2009, the Company consummated the sale and transfer of the equity interest to Innofast Investments Limited (the “Transferee”) pursuant to an equity transfer agreement dated as of September 16, 2009 with Renewable Energy Solutions, Inc. and the Transferee under which the Company received gross proceeds of $1,350,000.  As part of the transaction, Renewable Energy Solutions, Inc. (“RESI”), another former equity owner of CG Solar, sold its equity to the Transferee and assigned its $450,000 payment to the Company in order to retire accounts payable owed by RESI to the Company’s Kraft Elektronikai Zrt subsidiary.  As a result, the Company received a total of $1,800,000 from the transaction.  Accordingly, we determined that CG Solar investment was impaired and charged to current period operations an impairment of $150,000.

As of December 31, 2009, we had working capital deficit of $3,878,549. We generated a deficit in cash flow from operations of $634,147 for the year ended December 31, 2009. This deficit is primary attributable to our net loss of $194,089, net with depreciation and amortization, amortization of debt discount, deferred compensation and deferred financing costs of $532,135 as well as $1,159,484 fair value of vested and repriced options, common stock and warrants issued for services and settlement of interest and penalties, $50,000 of allowance for doubtful account and bad debt, impairment of investment of $150,000, $71,248 loss on deposit and sale of equipment, $(21,776) change in fair value of derivative liability, gain on extinguishment of debt of $(3,325,200) and the changes in the balances of assets and liabilities. Operating assets decreased $44,791, net with an increase in operating liabilities of $899,260.

Cash flow generated by investing activities for the year ended December 31, 2009 was $1,282,253, resulted from sale of investment in the amount of $1,350,000, $27,158 from sale of property and equipment, net with $94,905 property and equipment acquired.

Cash used in financing activities for the year ended December 31, 2009 was $640,000 payments on our notes payable.

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

As at December 31, 2009, the Company’s consolidated current liabilities exceeded its consolidated current assets by $3,878,549.   As of the filing date of this report, the Company is currently in default in the payment of certain notes payable aggregating $1 million and $268,000 (plus redemption penalties and accrued interest) which became due in March and June 2009, respectively, and accounts payable and accrued liabilities of approximately $1.8 million are also due.  Unless the Company is able to obtain additional capital or other financing within the next 60 to 90 days, or sooner, its creditors may sue to collect on their notes and accounts.  In such event, the Company may be required to seek protection from its creditors under the Federal Bankruptcy Act.  Although the Company is actively pursuing such financing, there is no assurance that it will be obtained on commercially reasonable terms, if at all.  Even if such financing is obtainable, it may be expected that the terms thereof will significantly dilute the equity interests of existing stockholders of the Company.

During the year ended December 31, 2009, the Company repaid $640,000 to certain June 2006 investors and other noteholders.

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

On October 29, 2009, one of the Company’s June 2006 convertible note holders settled for a payment of $115,000 for unpaid note balance of $130,000 and accrued unpaid interest.

On December 7, 2009, two of the Company’s March 2006 convertible note holders settled for an aggregate of 200,000 shares of the Company’s common stock and demand notes of $169,167. The Company intends to issue such shares during the second quarter of 2010.

On December 27, 2009, one of the Company’s June 2006 convertible note holders settled for 940,625 shares of its Common Stock as settlement of convertible debentures of $350,000 and unpaid accrued interest.

As of the date of this report, an aggregate of $268,000 of the Company’s June 2006 convertible notes held by 2 noteholders remain unpaid and in default, and a former holder of convertible notes is suing the Company for $255,000 of alleged fees and penalties it claims is owed under the June 2006 agreements.  See Note 18, “Litigation.” The Company is in the process of negotiating settlements with such note holders.

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

The translation of the Company’s subsidiaries forint denominated balance sheets into U.S. dollars, as of December 31, 2009, has been affected by the U.S. dollar against the Hungarian forint due to recent strengthening of the U.S. dollar. The currency has changed from 187.91 as of December 31, 2008 to 188.07 as of December 31, 2009, approximate 0.9% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars for the years ended December 31, 2009 and 2008 were 202.26 and 171.80, respectively, an approximate 17.7% depreciation in value.

New Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2009, as compared to the recent accounting pronouncements described in the 2008 Annual Report that are of material significance, or have potential material significance, to the Company.

In February 2010 the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a: subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management, does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

SOLAR THIN FILMS, INC.

Index to Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at December 31, 2009 and 2008	F-2
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2009 and 2008	F-3
Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2009 and 2008	F-4 to F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	F-6
Notes to Consolidated Financial Statements	F-7 to F-41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Solar Thin Films, Inc.
New York, New York

We have audited the consolidated balance sheets of Solar Thin Films, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations and comprehensive income (loss), stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Solar Thin Films, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
RBSM LLP
Certified Public Accountants

New York, New York
April 15, 2010

SOLAR THIN FILMS, INC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$631,155	$619,257
Accounts receivable, net of allowance for doubtful accounts of $696,067	1,397,593	194,341
Accounts receivable, related party, net of allowance for doubtful accounts of $831,863	-	500,000
Inventory	131,240	207,041
Advances to suppliers	622,526	931,370
Note receivable, net of allowance for doubtful accounts of $250,000	-	-
Deposits and other current assets	115,580	378,331
Total current assets	2,898,094	2,830,340

Property, plant and equipment, net of accumulated depreciation of $446,718 and $439,998, respectively	256,136	413,241

Other assets:
Deferred financing costs, net of accumulated amortization of $607,500 and $581,000, respectively	-	26,500
Investments into CG Solar, at cost	-	1,500,000
Deposits	-	38,072
Other assets	-	3,893
Total other assets	-	1,568,465

Total assets	$3,154,230	$4,812,046

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,563,910	$4,028,115
Capital leases, current portion	2,499	-
Notes payable, current portion	1,837,167	2,560,997
Advances received from customers	-	1,969,390
Deferred revenue	2,373,067	33,452
Note payable-other	-	1,500,000
Total current liabilities	6,776,643	10,091,954

Capital leases, long term	4,981	-
Dividends payable	143,656	143,778
Total long term debt	148,637	143,778

Total liabilities	6,925,280	10,235,732

Commitments and contingencies

Stockholder's Deficit
Preferred stock, par value $0.01 per share; 2,700,000 shares authorized:
Series A Preferred stock, par value $0.01 per share; 1,200,000 shares designated; -0- issued and outstanding at December 31, 2009 and 2008
Series B Preferred stock, par value $0.01 per share; 1,500,000 shares designated:
Series B-1 Preferred stock, par value $0.01 per share, 1,000,000 shares designated, 228,652 issued and outstanding at December 31, 2009 and 2008	2,286	2,286
Series B-3 Preferred stock, par value $0.01 per share, 232,500 shares designated, 47,502 and 47,518 issued and outstanding at December 31, 2009 and 2008, respectively	475	475
Series B-4 Preferred stock, par value $0.01 per share, 100,000 shares designated, -0- issued and outstanding at December 31, 2009 and 2008	-	-
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 18,988,893 and 11,562,120 issued and outstanding as of December 31, 2009 and 2008, respectively	189,889	115,621
Shares to be issued	200,000	-
Additional paid in capital	24,660,277	25,300,488
Treasury stock	(80,000)	(80,000)
Deferred compensation	-	(26,250)
Accumulated deficit	(29,551,979)	(32,549,564)
Accumulated other comprehensive income	808,002	666,670
Total Solar Thin Film's shareholders' deficit	(3,771,050)	(6,570,274)
Noncontrolling interest	-	1,146,588
Total shareholders' deficit	(3,771,050)	(5,423,686)

Total Liabilities and Stockholders' Deficit	$3,154,230	$4,812,046

The accompanying notes are an integral part of these the consolidated financial statements

SOLAR THIN FILMS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2009	2008
REVENUE:
Equipment sales	$-	$3,289,517
Factory Sales	8,720,938	147,262
Total revenue	8,720,938	3,436,779

Cost of sales	6,460,524	2,403,808
Gross profit	2,260,414	1,032,971

OPERATING EXPENSES:
General, selling and administrative expenses	5,014,321	7,745,174
Research and development	-	120,000
Depreciation and amortization expense	73,141	142,472
Total operating expenses	5,087,462	8,007,646

NET (LOSS) FROM OPERATIONS	(2,827,048)	(6,974,675)

Other income/(expense):
Gain from extinguishment of debt	3,325,200	-
Loss on settlement of real estate deposit	-	(260,746)
Loss on sale and write off of equipment	(40,513)	-
Foreign exchange (expense):	(356,841)	(56,061)
Interest expense, net	(866,749)	(1,178,465)
Gain on change in fair value of reset provision liability	21,776	-
Impairment on investment	(150,000)	-
Debt acquisition costs	(26,500)	(74,204)
Other income	726,586	2,237
Total other income (expenses)	2,632,959	(1,567,239)

Net loss before provision for income taxes	(194,089)	(8,541,914)

Income taxes	-	-

Net loss	(194,089)	(8,541,914)

Noncontrolling interest	(8,771)	67,904

NET LOSS ATTRIBUTABLE TO SOLAR THIN FILMS, INC.	$(202,860)	$(8,474,010)

Net loss per common share (basic)	$(0.01)	$(0.73)

Net loss per common share (fully diluted)	$(0.01)	$(0.73)

Weighted average shares used in los per share calculation:
Basic	14,366,619	11,532,990
Diluted	14,366,619	11,532,900

Comprehensive loss:
Net loss	$(194,089)	$(8,541,914)
Foreign currency translation gain	141,332	225,626
Comprehensive loss	(52,757)	(8,316,288)
Comprehensive loss (income) attributable to the non controlling interest	(8,771)	67,904
Comprehensive loss attributable to Solar Thin Films, Inc.	$(61,528)	$(8,248,384)

The accompanying notes are an integral part of these consolidated financial statements

SOLAR THIN FILMS, INC
CONSOLIDATED STATEMENTS OF DEFICIENCY OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2009 AND 2008

	SOLAR THIN FILMS, INC.
	Preferred Series B-1		Preferred Series B-3		Common shares		Shares to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2007 (Note 12)	228,652	$2,286	47,518	$475	11,402,520	$114,025	-	$-
Issuance of 119,000 shares of common stock in exchange for convertible notes payable (Note 12)	-	-	-	-	119,000	1,190	-	-
Fair value of vested portion of employee options issued	-	-	-	-	-	-	-	-
Sale of majority owned subsidiary common stock by subsidiary	-	-	-	-	-	-	-	-
Reduction in ownership of majority owned subsidiary	-	-	-	-	-	-	-	-
Issuance of 39,800 shares of common stock in exchange for convertible notes payable (Note 12)	-	-	-	-	39,800	398	-	-
Issuance of 800 shares of common stock in exchange for convertible notes payable (Note 12)	-	-	-	-	800	8	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, December 31, 2008	228,652	2,286	47,518	475	11,562,120	115,621	-	-
Cumulative effect of a change in accounting principle-adoption of EITF 07-05 effective January 1, 2009	-	-	-	-	-	-	-	-
Issuance of 65,000 shares of common stock in exchange for services rendered (Note 12)	-	-	-	-	65,000	650	-	-
Issuance of 102 shares of common stock in exchange for 16 Preferred Series B-3 shares (Note 12)	-	-	(16)	-	102	1	-	-
Change in majority owned subsidiary equity	-	-	-	-	-	-	-	-
Warrants issued in exchange for services	-	-	-	-	-	-	-	-
Fair value of vested portion of employee options issued	-	-	-	-	-	-	-	-
Change in fair value of re priced vested employee options	-	-	-	-	-	-	-	-
Issuance of majority owned subsidiary common stock for services	-	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Issuance of 6,421,000 shares of common stock in exchange for non controlling interest in majority owned subsidiary (Note 12)	-	-	-	-	6,421,000	64,210	-
Issuance of 940,625 shares of common stock in exchange for convertible notes payable and related interest	-	-	-	-	940,625	9,406	-
Common stock to be issued in settlement of convertible note and interest expenses	-	-	-	-	-	-	200,000	200,000
Rounding due to reverse split (Note 12)	-	-	-	-	46	1	-
Foreign currency translation gain	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at December 31, 2009	228,652	$2,286	47,502	$475	18,988,893	$189,889	200,000	$200,000

The accompanying notes are an integral part of these consolidated financial statements

SOLAR THIN FILMS, INC
CONSOLIDATED STATEMENT OF DEFICIENCY OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2009 AND 2008

	SOLAR THIN FILMS, INC.
	Additional			Other		Non	Total
	Paid	Deferred	Treasury	Comprehensive	Accumulated	controlling	Stockholders'
	in Capital	Compensation	Stock	Income (loss)	Deficit	Interest	Deficiency
Balance, December 31, 2007 (Note 12)	$23,313,843	$(79,750)	$(80,000)	$441,044	$(24,075,554)	$999,496	$635,865
Issuance of 119,000 shares of common stock in exchange for convertible notes payable (Note 12)	593,810	-	-	-	-		595,000
Fair value of vested portion of employee options	1,085,016	-	-	-	-		1,085,016
Sale of majority owned subsidiary common stock by subsidiary	105,225	-	-	-	-	44,775	150,000
Reduction in ownership of majority owned subsidiary	-	-	-	-	-	170,221	170,221
Issuance of 199,000 shares of common stock in exchange for convertible notes payable (Note 12)	198,602	-	-	-	-	-	199,000
Issuance of 800 shares of common stock in exchange for convertible notes payable (Note 12)	3,992	-	-	-	-	-	4,000
Amortization of deferred compensation	-	53,500	-	-	-	-	53,500
Foreign currency translation gain	-	-	-	225,626	-	-	225,626
Net loss	-	-	-	-	(8,474,010)	(67,904)	(8,541,914)
Balance, December 31, 2008	25,300,488	(26,250)	(80,000)	666,670	(32,549,564)	1,146,588	(5,423,686)
Cumulative effect of a change in accounting principle-adoption of EITF 07-05 effective January 1, 2009	(3,222,222)	-	-	-	3,200,445	-	(21,777)
Issuance of 65,000 shares of common stock in exchange for services rendered (Note 12)	77,350	-	-	-	-	-	78,000
Issuance of 102 shares of common stock in exchange for 16 Preferred Series B-3 shares (Note 12)	(1)	-	-	-	-	-	-
Change in majority owned subsidiary equity	(9,156)	-	-	-	-	9,156	-
Fair value of vested portion of employee options issued	635,268	-	-	-	-	-	635,268
Change in fair value of re priced vested employee options	45,493	-	-	-	-	-	45,493
Warrants issued in exchange for services	222,706	-	-	-	-	-	222,706
Issuance of majority owned subsidiary common stock for services	-	-	-	-	-	49,141	49,141
Amortization of deferred compensation	-	26,250	-	-	-	-	26,250
Issuance of 6,421,000 shares of common stock in exchange for non controlling interest in majority owned subsidiary (Note 12)	1,149,446	-	-	-	-	(1,213,656)	-
Issuance of 940,625 shares of common stock in exchange for convertible notes payable and related interest	460,906	-	-	-	-	-	470,312
Common stock to be issued in settlement of convertible note and interest expenses	-	-	-	-	-	-	200,000
Rounding due to reverse split	(1)	-	-	-	-	-	-
Foreign currency translation gain (Note 12)	-	-	-	141,332	-		141,332
Net loss	-	-	-	-	(202,860)	8,771	(194,089)
Balance at December 31, 2009	$24,660,277	$-	$(80,000)	$808,002	$(29,551,979)	-	$(3,771,050)

The accompanying notes are an integral part of these consolidated financial statements

SOLAR THIN FILMS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(194,089)	$(8,541,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	117,382	190,025
Allowance for doubtful accounts and bad debt	50,000	1,605,797
Loss on sale and write off of equipment	40,513	-
Impairment of investment	150,000	-
Amortization of deferred financing costs	26,500	74,204
Amortization of debt discounts	362,003	1,085,251
Amortization of deferred and prepaid compensation	63,648	53,500
Warrants issued in exchange for services	222,706	-
Stock based compensation	680,761	1,085,016
Common stock issued and to be issued in settlement of interest and redemption penalties	169,479	-
Change in fair value of reset liability	(21,776)	-
Gain on extinguishment of debt	(3,325,200)	-
Common stock of majority owned subsidiary issued for services	49,140	170,220
Loss on settlement of deposits	30,735	260,746
Changes in operating assets and liability:
Accounts receivable	(1,118,989)	(512,164)
Accounts receivable, related party	493,646	113,628
Inventory	70,320	(33,836)
Note receivable	-	-
Advances and other current assets	599,814	(1,106,030)
Other assets	-	(366,179)
Accounts payable and accrued liabilities	548,839	1,144,115
Advances received from customers	(1,829,661)	2,154,063
Deferred revenue	2,180,082	33,452
Net cash used in operations	(634,147)	(2,590,106)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of investments	1,350,000	(1,500,000)
Sale of property, plant and equipment	27,158	-
Acquisition of property, plant and equipment	(94,905)	(44,181)
Net cash provided by (used in) investing activities:	1,282,253	(1,544,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments) proceeds from notes payable	(640,000)	500,000
Proceeds from sale of common stock by majority owned subsidiary	-	150,000
Net cash (used in) provided by financing activities:	(640,000)	650,000

Effect of currency rate change on cash	3,792	(53,932)

Net increase (decrease) in cash and cash equivalents	11,898	(3,538,219)
Cash and cash equivalents at beginning of period	619,257	4,157,476
Cash and cash equivalents at end of period	$631,155	$619,257

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,772	$3,572
Cash paid during the period for taxes	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for deferred compensation	$78,000	$-

The accompanying notes are an integral part of these consolidated financial statements

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Superior Ventures Corp. , Kraft Elektronikai Zrt. (“Kraft”) and Solar Thin Power, Inc. (“Solar Thin Power”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company consummated an Agreement and Plan of Merger dated June 30, 2009 (the “Agreement”) with Solar Thin Power and its shareholders, pursuant to which Solar Thin Power was merged with and into the Company (the “Merger”).  Following the Merger, effective on June 30 2009, Solar Thin Power is operated as a division of the Company (see Note 14).

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts and notes receivable was $1,777,930 as of December 31, 2009 and 2008. As of December 31, 2008, the Company determined accounts receivable, related party of $831,863, trade receivables of $696,067 and a note receivable of $250,000 were impaired and accordingly recorded an allowance for doubtful accounts. During the year December 31, 2009, the Company collected accounts receivable, related party, in the amount of $450,000 pursuant to an Equity Transfer Agreement the Company executed in September 2009 and the remaining uncollectible receivable of $50,000 was charged to operations during the year ended December 31, 2009.

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

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of December 31, 2009 and 2008 amounted to $2,373,067 and $33,452, respectively. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the Company. There were no bill and hold transactions at December 31, 2009 and 2008.

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

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

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

The Company supplied equipment to Renewable Energy Solutions, Inc. (“RESI”) that was utilized in the construction of CG Solar's first a-Si production line. The investment was accomplished by purchasing a 10% interest from Terrasolar for $1 million (representing 10% of the committed capital) in March 2008 and a 5% interest from RESI for $500,000 (representing 5% of the committed capital) in January 2008. The balance of the committed capital was invested by CG Solar's parent, Blue Star Glass, and by a strategic partner, China Singyes.

During the year ended December 31, 2009, the Company executed an Equity Transfer Agreement pursuant to which the Company transferred its investment in CG Solar to a third party in exchange for considerations of $1,350,000. Accordingly, the Company recorded an impairment charge to current period operations of $150,000.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company had accrued provision for product warranty costs of approximately $95,000 at January 1, 2008. During 2008 an additional $73,000 in warranty costs were accrued and a total of $108,070 was utilized, leaving a balance of approximately $59,930 remaining as of December 31, 2008. During the year ended December 31, 2009 the Company accrued an additional $152,757 in warranty costs as a result of shipments to Grupo Unisolar, and did not incur any product warranty costs, leaving a balance of $212,687 in product warranty provision as of December 31, 2009.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development cost must be charged to expense as incurred. Accordingly, internal research and developments cost is expensed as incurred.

Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to products are expensed in the period incurred. The Company incurred expenditures of $-0- and $120,000 for the years ended December 31, 2009 and 2008, respectively.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current year’s presentation. These reclassifications had no effect on reported income or losses.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the provisions of FASB ASC 820-10 (the “Fair Value Topic”) which provides a framework for measuring fair value under GAAP for assets and liabilities that are recognized using fair values on a recurring basis. The Fair Value Topic defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. It also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

There are three general valuation techniques that may be used to measure fair value, as described below:

A) Market approach—Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

B) Cost approach—Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

C) Income approach—Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques, and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

The Company had no assets and liabilities that were measured on a recurring basis at fair value for the year ended December 31, 2009 using the market and income approaches.

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
DECEMBER 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the years ended December 31, 2009 and 2008 was $680,761 and $1,085,016, respectively.

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

Net income (loss) per share

The Company accounts for net (loss) income per share in accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to our convertible notes, warrants and stock options.  Diluted net (loss) income per share is calculated by including potentially dilutive share issuances in the denominator.  However, diluted net (loss) per share for the years ended December 31, 2009 and 2008 do not reflect the effects of 306,702and 306,805 shares potentially issuable upon conversion of our convertible preferred shares as of December 31, 2009 and 2008, respectively; 370,433 and 484,600 shares potentially issuable upon the conversion of convertible debt as of December 31, 2009 and December 31, 2008, respectively;  and -0- shares potentially issuable upon the exercise of the Company's stock options and warrants (calculated using the treasury stock method) as of December 31, 2009 and December 31, 2008. These potentially issuable shares would have an anti-dilutive effect on our net (loss) per share.

Recent Accounting Pronouncements

In February 2010 the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management, does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a loss from operations of $2,827,048 and $6,974,675 for the years ended December 31, 2009 and 2008, respectively. Additionally, the Company has negative working capital of $3,878,549 as of December 31, 2009. The Company is currently in default in the payment of certain notes payable.  These factors among others raised substantial doubt about the Company’s ability to continue as a going concern.

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

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of December 31, 2009 and 2008 consist of the following.

	2009	2008
Work in Progress	$103,831	$103,919
Raw Materials	27,409	103,122
	$131,240	$207,041

NOTE 4 - NOTE RECEIVABLE

Note receivable as of December 31, 2009 and 2008 consists of the following:

	2009	2008
Note receivable, 7% per annum, secured and due June 10, 2009	$250,000	$250,000
Less: allowance for doubtful accounts	(250,000)	(250,000)
Net	$-	$-

The Company’s note receivable along with accrued interest was due on June 10, 2009 and can be prepaid at any time without penalty or premium. The note is secured by the Solar Thin Films, Inc’s common stock held by certain shareholders. At December 31, 2008, management determined the collectibility may be impaired and accordingly recorded an allowance for doubtful accounts with a current period charge to the Company’s operations.  There was no change in allowance for doubtful accounts at December 31, 2009.

NOTE 5 – DEPOSITS AND OTHER CURRENT ASSETS

Deposits and other current assets as of December 31, 2009 and 2008 are comprised of the following:

	2009	2008
Real estate deposits, net of liquidated damages (see below)	$-	$194,254
Common stock issued for services to be rendered	40,603	-
Tax receivable	60,980	176,601
Other	13,997	7,476
Total	$115,580	$378,331

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 5 – DEPOSITS AND OTHER CURRENT ASSETS (continued)

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

The Company then negotiated a refund in the amount of $194,254 and accounted for the liquidated damages of $260,746 as loss on settlement of real estate deposits in the Company’s other expenses for the year ended December 31, 2008. The Company received the refund of $194,254 during the second quarter for the year ended December 31, 2009.

In January 2009, the Company issued 65,000 shares of its Common Stock in exchange for services to be rendered through January 2011 (Note 12). The shares of Common Stock were valued at $78,000, which was estimated to be approximate the fair value of the Company's common shares during the period covered by the consulting agreement. The Company amortized and charged to operations a stock-based compensation expense of $37,397 during the year ended December 31, 2009.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at December 31, 2009 and 2008 consist of the following:

	2009	2008
Land and buildings	$135,604	$223,132
Furniture and fixture	85,629	78,644
Machinery, plant and equipment	481,621	551,463
Total	702,854	853,239

Accumulated depreciation	(446,718)	(439,998)
Property and equipment	$256,136	$413,241

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

During the year ended December 31, 2009, the Company disposed of vehicles for $27,158 with a book value of $37,279 resulting in a loss to current period operations of $9,266.  In addition, the Company charged $31,247 to operations assets scrapped during the year ended December 31, 2009. The Company also wrote off certain fully-depreciated assets resulted in no gain or losses.

Depreciation expense was $117,382 and $190,025 for the year ended December 31, 2009 and 2008, respectively, of which $44,241 and $47,553 was included as part of cost of sales.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2009 and 2008 were as follows:

	2009	2008
Accounts payable	$435,393	$149,324
Other accrued expenses, including a penalty in the amount of $720,000 in connection with liquidating charges as of December 31, 2008 (see below)	1,174,315	2,068,591
Redemption penalty relating to convertible debentures, see Note 10 below	67,000	-
Accrued interest, see Note 8 and Note 10 below	124,934	1,810,200
	$1,801,642	$4,028,115

As described on Note 17 below, the Company entered into a stock exchange agreement.  As such, the Company recorded estimated legal and other related costs of $500,000 as other accrued expenses for service rendered during the year ended December 31, 2008. The expenses were paid in 2009 with no remaining accrual at December 31, 2009.

Registration Rights Liquidated Damages

In private placements in June 2006, the Company issued convertible promissory notes and warrants to purchase the Company’s common stock. Pursuant to the terms of a registration rights agreement, the Company was required to file a registration statement within 30 days from closing and have such registration statement declared effective within 90 days from closing if the registration statement is not reviewed or, in the event that the registration statement is reviewed, within 120 days from closing. If the Company fails to have the registration statement filed or declared effective by the required dates, it will be obligated to pay a liquidated damages equal to 2% of the aggregate financing to each investor upon any such registration failure and for each thirty days that such registration failure continues in cash.

As of December 31, 2009, the Company concluded that the payment of liquidated damages under these commitments were not probable since the majority of the related notes have been converted or settled as of December 31, 2009 (see Note 10). Accordingly, the Company reversed the accrued expenses for the potential liquidated damages of $720,000 as other income in the statement of operations during the year ended December 31, 2009.

NOTE 8 - NOTES PAYABLE OTHER

A summary of notes payable other at December 31, 2009 and 2008 consists of the following:

	2009	2008
Demand note payable: interest payable at 8.0% per annum (default rate of 10% per annum); unsecured	$-	$1,500,000
	$-	$1,500,000

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 8 - NOTES PAYABLE OTHER (continued)

In 1996, the Company issued an unsecured 8%, $1.5 million note to an unrelated party in connection with the Company's acquisition of a software company. The note was due and payable on April 30, 1999. The note was governed by the laws of the State of New York. The New York statute of limitations for seeking to collect on a note is six years from the maturity date. The creditor has never sought to collect the note since its maturity date and in or about 2001 orally advised a representative of the Company that it had "written off the debt." Although the Company has previously listed the note as a liability on its balance sheet, it does not believe that it has any further liability under this note.  Based on the appropriate opinion of its legal counsel, the Company removed this item as a liability on its financial statements as at December 31, 2009 and the related accrued interest. As such, the Company realized a gain on extinguishment of debt of $3,310,200 as other income for the year ended December 31, 2009.

NOTE 9- DIVIDENDS PAYABLE

In 2000 and 2001, the Company’s wholly owned subsidiary declared a dividend to its shareholders. However based on the Company’s limited financial resources it has been unable to pay it. The shareholders have conceded the deferment of this dividend until the Company financially can afford paying it. At December 31, 2009 and 2008, the outstanding balance was $143,656 and $143,778, respectively. The underlying liability is in the local currency. Changes in the recorded amounts are related to the changes in the currency exchange rates.

NOTE 10- PRIVATE PLACEMENT OF CONVERTIBLE NOTES AND NOTE PAYABLE

A summary of convertible notes payable at December 31, 2009 and 2008 are as follows:

	2009	2008
Convertible notes payable (“March 2006”) non-interest bearing; secured and due March 2009. The Company is currently in default under the terms of this note agreement.	$1,000,000	$1,250,000
Debt Discount, net of accumulated amortization of $1,250,000 and $1,165,525, respectively	( -)	(84,475)
Net	1,000,000	1,165,525
Convertible notes payable (“June 2006”), non- interest bearing; secured and due June 2009; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a rate of $5.00 per share. The Company is currently in default under the terms of this agreement	268,000	1,173,000
Debt Discount, net of accumulated amortization of $1,048,000 and $895,472, respectively	( -)	(277,528)
Net	268,000	895,472
Note payable, non interest bearing, due March 4, 2009. The Company was in default under the terms of the note agreement. Interest accrued at 8% per annum upon the default. The Company subsequently extended this note payable on October 25, 2009 with a new promissory note payable (see Note 20).	400,000	500,000
Notes payable, demand, 12% per annum, unsecured	169,167	-
Total	1,837,167	2,560,997
Less Current Maturities	(1,837,167)	(2,560,997)
Convertible notes payable – long-term portion	$-	$-

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

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

The sale of the Notes was completed on March 16, 2006. As of December 31, 2009, the Company was obligated on $1,000,000 in face amount of Notes issued to the March investors.

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

The Company amortized the Convertible Notes’ debt discount and recorded non-cash interest expense of $84,475 and $372,163 for the years ended December 31, 2009 and 2008, respectively.

On November 5, 2009, the Company settled $250,000 of the March 2006 convertible notes and related accrued interest with a commitment to issue an aggregate of 200,000 shares of its common stock and a demand notes payable totally $169,167.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 10- PRIVATE PLACEMENT OF CONVERTIBLE NOTES AND NOTE PAYABLE (continued)

June 2006 Financing

In connection with the merger and corporate restructure on June 14, 2006, the Company entered into a financing arrangement with several investors (the “June 2006 Investors”) pursuant to which it sold various securities in consideration of an aggregate purchase price of $6,000,000 consisting of the following securities:

•	$6,000,000 in senior secured convertible notes (“June 2006 Notes”);

•	600,000 shares of the Company’s common stock;

•	Series A Common Stock Purchase Warrants to purchase 600,000 shares of common stock at $10.00 per share for a period of three years (“Series A Warrants”);

•	Series B Common Stock Purchase Warrants to purchase 600,000 shares of common stock at $11.00 per share for a period of four years (“Series B Warrants”);

•	Series C Common Stock Purchase Warrants to purchase 600,000 shares of common stock at $15.00 per share for a period of three years (“Series C Warrants”); and

•	Series D Common Stock Purchase Warrants to purchase 600,000 shares of common stock at $16.50 per share for a period of four years (“Series D Warrants”).

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

 As of December 31, 2009, the Company concluded that the payment of liquidated damages under these commitments were not probable. Accordingly, the Company reversed the accrued expenses for the potential liquidated damages of $720,000 as other income in the statement of operations during the year ended December 31, 2009.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

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

The Company amortized and wrote off the Convertible Notes’ debt discount and recorded a non-cash interest expense of $277,528 and $1,153,980 for the years ended December 31, 2009 and 2008, respectively.

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

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 10- PRIVATE PLACEMENT OF CONVERTIBLE NOTES AND NOTE PAYABLE (continued)

June 2006 Financing (continued)

The Company granted the Investors of the June 2006 Financing a first priority security interest in all of its assets. In addition, the Company pledged 100% of the shares (the “Pledged Shares”) held in its wholly owned subsidiary, Kraft Elektronikai Zrt (“Kraft”), as collateral to the Investors. The Company did not repay the note at its maturity in June 2009. As a result of the default, the Investors may seek a redemption premium equal to 125% of the outstanding principal amount.  At December 31, 2009, the Company had accrued redemption penalty in an aggregate amount of $67,000, which represents the redemption premium in excess of the outstanding notes principal of $268,000 that was included in the Company’s current liabilities.

In the year ended December 31, 2007, certain June 2006 investors converted $4,029,000 of convertible notes to 805,800 shares of the Company’s common stock.

In the year ended December 31, 2008, certain June 2006 investors converted $798,000 of convertible notes to 159,600 shares of the Company’s common stock.

During the year ended December 31, 2009, the Company settled an aggregate of $905,000 of convertible notes, related interest and redemption penalties by issuing (or committed to issue) 1,140,625 shares common stock, promissory notes of $169,167 and cash of $640,000 to certain June 2006 investors. One of the notes was settled less than its unpaid outstanding balance, the Company recognized $15,000 of gain from settlement of debt during the year ended December 31, 2009 related to this note.

There can be no assurance that the Company will enter into definitive settlement agreements to retire or reconstitute the remaining outstanding 2006 convertible notes.  If the Company is unable to enter into settlement or other agreements with the Investors, or is unable to obtain financing on terms acceptable to the Company in order to repay the outstanding debt owed to the Investors, the Investors may elect to exercise their first priority security interest in all of the assets of the Company, as well as sell, transfer or assign the Pledged Shares. In such event, the Company may be required to cease operations and /or seek protection from its creditors under the Federal Bankruptcy Act.

Note payable

During the year ended December 31, 2008, the Company issued a $500,000 non interest bearing note, which was due on March 4, 2009 and is currently in default. During the year ended December 31, 2009, the Company paid $100,000 towards the note, leaving the balance of the note in the amount of $400,000 at December 31, 2009.

On October 25, 2009, the Company issued a note for the remaining unpaid balance of $400,000 due on January 4, 2011 with interest of 8% per annum accrued starting at the date of default, due at maturity.

NOTE 10- PRIVATE PLACEMENT OF CONVERTIBLE NOTES AND NOTE PAYABLE (continued)

Notes payable, demand

On November 5, 2009, in conjunction with the settlement of  $250,000  March 2006 convertible notes and related accrued interest, the Company issued unsecured demand notes in the aggregate amount of $169,167 at accrued interest 12% per annum with these two note March 2006 note holders.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

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

The Board of Directors designated 1,200,000 shares as Series A 12.5% cumulative preferred stock (“Series A Preferred Stock”), with a par value of $0.01 per share. The preferred stock is entitled to preference upon liquidation of $0.63 per share for any unconverted shares. As of December 31, 2009 and December 31, 2008, there were no shares of Series A Preferred Stock issued and outstanding.

The Board of Directors has designated a total of 1,500,000 shares of Series B Preferred Stock:

•
The Board of Directors has designated 1,000,000 shares of its preferred stock as Series B-1 Preferred Stock (“B-1 Preferred”). Each share of Series B-1 Preferred Stock is entitled to preference upon liquidation of $2.19 per share for any unconverted shares. Each shares of the Series B-1 Preferred shall be entitled to one (1) vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Eighty five (85) Series B-1 Preferred shares may be converted to one (1) share of the Company’s common stock. As of December 31 2009 and 2008 there were 228,652 shares of Series B-1 Preferred issued and outstanding.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 12- CAPITAL STOCK (continued)

•
The Board of Directors has designated 232,500 shares of its preferred stock as Series B-3 Preferred Stock (“B-3 Preferred”). Each share of the Series B-3 Preferred shall be entitled to six and four tenths (6.4) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Each Series B-3 Preferred share may be converted to six and four tenths (6.4) shares of the Company’s common stock. As of December 31, 2009 and 2008, there were 47,502 and 47,518 shares of Series B-3 Preferred issued and outstanding, respectively.

•
In June 2006 the Board of Directors designated 100,000 shares of its preferred stock as Series B-4 Preferred Stock (“B-4 Preferred”).  Upon the filing of an amendment which increased the number of authorized common shares such that there was an adequate amount of authorized common stock per issuance upon conversion of the Series B-4 Preferred, the Series B-4 Preferred shares automatically converted to shares of the Company's common stock at a rate of seventy (70) common shares for each share of Series B-4 Preferred. During the year ended December 31, 2007, 95,500 shares of Series B-4 Preferred were converted into 6,685,000 shares of the Company’s common stock. As of December 31, 2009 and 2008, there were no shares of Series B-4 Preferred issued and outstanding.

Common Stock

On September 3, 2009, the Company affected a one-for-five (1 to 5) reverse stock split of its issued and outstanding shares of common stock, $0.01 par value. All references in the consolidated financial statements and the notes to consolidated financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split. The Company has restated from 57,810,601 to 11,562,120 shares of common stock issued and outstanding as of December 31, 2008 to reflect the reverse split.  Due to the reverse split, previously reported loss per share of $0.15 increased to $0.73 per share for the year ended December 31, 2008.

On September 3, 2009, the Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.01 per share. As of December 31, 2009 and 2008, there were 18,988,893 and 11,562,120 shares of common stock issued and outstanding, respectively.

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

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 12- CAPITAL STOCK (continued)

In October 2008, the Company issued 800 shares of its Common Stock in exchange for convertible debentures of $4,000.

In January 2009, the Company issued 65,000 shares of its Common Stock in exchange for services to be rendered through January 2011. The shares of Common Stock were valued at $78,000, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the consulting agreement. The Company amortized and charged to operations a stock-based compensation expense of $37,397 during the year ended December 31, 2009.

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

In December 2009, the Company issued 940,625 shares of its Common Stock as settlement of convertible debentures of $350,000 and related accrued or additional interest and redemption penalties in an aggregate amount of $120,312. The Company also committed to issue 200,000 shares of its common stock and issued a demand note of $169,167 as settlement for $250,000 of its June 2006 notes and related interest expenses in an aggregate amount of $119,167.

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

The Company had related party trade receivables of $1,197,548 from RESI as of December 31, 2008 from the Blue Star Contract and $134,315 from another project. Renewable Energy Solutions, Inc (“RESI”) assumed the trade payable from Terrasolar upon assumption of the Blue Star contract in April 2007 and made several payments during 2007. The Company has decided to reserve $831,863 out of the total balance of $1,331,863 related party trade receivable based on management’s evaluation of the related party’s current financial condition as of December 31, 2008. During the year ended December 31, 2009, the Company collected $450,000 pursuant to an Equity Transfer Agreement the Company executed in September 2009 and the remaining uncollectible receivable of $50,000 was charged to operations during the year ended December 31, 2009.

The Company signed a cooperative Research and Development Contract, and a Marketing and Manufacturing Facility Turn On Function Contract with RESI on December 20, 2006 and January 30, 2007, respectively. Zoltan Kiss, the Company’s former Chairman of the Board, is Chairman and majority shareholder of RESI. Payments made to RESI under the Research and Development Contract were $-0- and $120,000 for the years ended December 31, 2009 and 2008, respectively.

During 2008, the Company also entered into a Settlement Agreement with Zoltan Kiss, replacing both the Research and Development Contract and the Marketing Contract.

There were no related party sales and/or cost of sales for the years ended December 31, 2009 and 2008.

The Company has a dividend payment obligation due to the former shareholders valued at $143,656 and $143,778 as of December 31, 2009 and December 31, 2008, respectively.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

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

For the period from October 18, 2007 (date of incorporation) to the date of the Merger, Solar Thin Power, Inc. did not generate any revenue, had net income of $24,624 from January 1, 2009 to June 30, 2009 (date of Merger), mainly attributable to accrued interest receivable, net loss of $240,881 for the year ended December 31, 2008, and a total accumulated deficit of $273,507 as of June 30, 2009, date of Merger.  Prior to the Merger, the Company owned a 63.64% interest in Solar Thin Power. During the year ended December 31, 2009, the Company issued 6,421,000 shares of its commons stock to shareholders of Solar Thin Power, Inc. pursuant to the Agreement and Plan of Merger, and the Company had eliminated the non controlling interests on its consolidated balance sheets upon the Merger effective on June 30, 2009; and the consolidated results of operations and cash flows reflected an elimination of 36.36% of Solar Thin Power financial results for the period prior to the Merger that pertain to the non controlling interest shareholders of Solar Thin Power.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 14 – NON CONTROLLING INTEREST (continued)

The following table summarizes the changes in Non Controlling Interest from January 1, 2008 to June 30, 2009 (date of Merger):

Balance as of January 1, 2008	$999,496
Period loss applicable to non controlling interest for 2008	(67,904)
Dilution of ownership interest from 70.15% ownership to 65.12% through issuance of Solar Power’s common stock by the Company for services rendered	214,996
Balance as of December 31, 2008	1,146,588
Period income applicable to non controlling interest for the six months ended June 30, 2009	8,771
Dilution of ownership interest related to change in equity of non controlling interest	9,156
Dilution of ownership interest from 65.12% to 63.64% through issuance of Solar Power’s common stock by Company for services rendered	49,141
Common stock to be issued in exchange for the outstanding non controlling interest	(1,213,656)
Balance as of June 30, 2009 (date of Merger)	$-

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

NOTE 15- ECONOMIC DEPENDENCY

During the year ended December 31, 2009, $8,720,938 or 100% of the total revenues were derived from one customer; for the year ended December 31, 2008; $3,289,517 or 96% were derived from another customer. For the years ended December 31, 2009 and 2008, these customers accounted for 99% and 85.6% of accounts receivable, respectively.

The Company has no supplier that accounts for greater than 10% of the Company’s costs of sales during the years ended December 31, 2009 and 2008.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 16 – STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at December 31, 2009:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.00	400,000	2.25	$1.00	400,000	$1.00
5.00	66,667	0.47	5.00	66,667	5.00
11.00	600,000	0.46	11.00	—	-
16.50	1,337,000	1.81	16.50	1,337,000	16.50
Total	2,403,667	1.51	$12.23	1,803,667	$12.64

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	3,268,667	$13.40
Granted	60,000	16.50
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	3,328,667	13.45
Granted	400,000	1.00
Exercised
Canceled or expired	(1,325,000)	(11.90)
Outstanding at December 31, 2009	2,403,667	$12.23

In conjunction with the sale of the common stock of the Company’s then majority owned subsidiary, Solar Thin Power, Inc., the Company issued 60,000 warrants during the year ended December 31, 2008 to purchase the Company’s common stock at $16.50 per share exercisable until five years from the date of issuance. During the year ended December 31, 2009, 125,000 warrants issued to a placement agent and 1,200,000 warrants issued to Investors in connection with June 2006 financing during the year ended December 31, 2006 (Note 10) expired.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 16 – STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

During the year ended December 31, 2009, the Company issued to a consultant 400,000 warrants to purchase Solar Thin Power common stock at $1.00 per share exercisable over three years. The warrants vested immediately and were issued for services rendered. Effective June 30, 2009, in conjunction with the merger of Solar Thin Power (See Note 14), the Company exchanged the issued warrants to warrants to purchase the Company’s common stock with the same terms and conditions. The fair value of the issued warrants of $222,706 was charged to operations during the year ended December 31, 2009. The fair value of the warrants was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.16%
Expected stock price volatility	103.89%
Expected dividend payout	—
Expected option life-years (a)	3

(a)	The expected warrant life is based on contractual expiration dates.

Stock options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees and directors of the Company at December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.90	600,000	7.47	$0.90	600,000	$0.90
$2.10	100,000	3.82	$2.10	38,889	$2.10
$3.75	126,000	8.25	$3.75	126,000	$3.75
Total	826,000	7.12	$1.55	764,889	$1.46

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 16 – STOCK OPTIONS AND WARRANTS (continued)

Stock options (continued)

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of	Price
	Shares	Per Share
Outstanding at December 31, 2007:	603,125	$2.75
Granted	354,000	3.30
Exercised	—	—
Canceled or expired	(8,000)	(10.90)
Outstanding at December 31, 2008:	949,125	$2.95
Granted	-	-
Exercised	-	-
Canceled or expired	(123,125)	(4.17)
Outstanding at December 31, 2009:	826,000	$1.55

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

During the year ended December 31, 2009, a total of 3,125 stock options expired. Additionally, the Company canceled 120,000 unvested stock options and re-priced certain employee options initially with exercise price of $2.67 to $0.90 per share with other terms remaining the same.  The re-priced stock options were originally granted and fair valued in June 2007, and the original fair value was amortized over the vesting period of two years.  The Company had amortized and charged to operations the entire original value of the options as of the second quarter of fiscal 2009.  In addition, upon the modification of the exercise price of these options during the year ended December 31, 2009, the Company calculated the fair value of the fully vested re-priced options based on the modified terms, and additional compensation of $45,494 was charged to current period operations.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 16 – STOCK OPTIONS AND WARRANTS (continued)

Stock options (continued)

The fair values of the fully vested re-priced employee options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	103.89%
Risk free rate:	2.25%
Expected option life-years (a)	8.17

(a)	The expected option life is based on contractual expiration dates.

Stock-based compensation expense in connection with stock options granted, vested and re-priced in the aggregate amount of $680,761 and $1,085,016 was charged to operating results in connection with the stock options grant for the year ended December 31, 2009 and 2008, respectively.

On September 4, 2009, the Company's board of directors authorized warrants to purchase up to 2,500,000 shares of common stock of the Company.  The Company intends to issue these warrants to potential investors and other persons who have rendered or may render services on behalf of the Company, including certain of its officers, directors, consultants and other affiliates. The warrants will, if and when issued, entitle the holder to purchase, at any time on or before the earlier to occur of five years from the date of issuance or December 31, 2014, common stock at an exercise price of $1.00 per share, representing the average closing bid price of the Company’s common stock for the 20 trading days after the Company’s one-for-five reverse stock split consummated on September 3, 2009.  The warrants may be exercised on a cashless basis.  To the extent that the Company issues these warrants to persons, other than its officers and directors, such warrants may be issued at any time by the board of directors and will be immediately exercisable.  If and to the extent that warrants are issued to the Company’s officers and directors, they may only be exercised if and when the Company achieves net profits for two or more consecutive fiscal quarters, and the other terms and conditions of such warrants have been reviewed and are deemed to be fair and reasonable to the Company by an independent investment banking firm.  In addition, such warrants, if exercisable, would automatically terminate if such person ceases for any reason (other than death or disability) to be an officer or director of the Company prior to their exercise.

The Company’s board of directors will consider registering the shares of common stock underlying the warrants for resale under the Securities Act of 1933, as amended.

NOTE 17 – INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 17 – INCOME TAXES (continued)

At December 31, 2009, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $29,900,000, expiring in the year 2023 through the year 2029, subject to limitations of Sections 382 of the Internal Revenue Code, as amended that may be used to offset future taxable income.  The deferred tax asset relating to the net operating loss carryforward is approximately $10,465,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Income tax expense for the year ended December 31, 2009 is comprised of State taxes which primarily are not based on earnings.  No other income taxes were recorded on the earnings in 2009 as a result of the utilization of the carry forwards.  All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

For income tax reporting purposes, the Company has available for Hungary unused net operating loss carry forward of approximately $2,129,000 with no expiration, subject to limitations of Hungary income tax rules.  The deferred tax asset related to the carrying forward is approximately $400,390.  The Company has provided a valuation reserve against the full amount of Hungary unused net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2009 are as follows:

Deferred tax assets – non current:
Net operating loss carryforward	$10,465,000
Valuation allowance	(10,465,000)
Net deferred tax asset	$—

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the years ended December 31, 2009 and 2008 as follows:

	December 31,
	2009	2008
Statutory federal income tax rate	35%	35%
Statutory state and local income tax rate (0%), net of federal benefit	-	-
Net operating losses and other tax benefits for which no current benefit is being realized	(35%)	(35%)
Effective tax rate	0.00%	0.00%

An income tax provision for the years ended December 31, 2009 and 2008 consists of the following:

	2009	2008
Provision for income taxes	$-0-	$-0-

The Company paid local filing fees which are not deemed to be income taxes and have been included in general, selling and administrative expenses for the years ended December 31, 2009 and 2008.

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Lease agreement

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. In November 2007, the terms of the lease agreement were modified effectively increasing the monthly rent to $20,800 per month starting on January 1, 2008 for the next three years through December 31, 2010. The Company also has other month to month leases for its offices and facilities. The minimum future cash flow for the leases at December 31, 2009 is as follows:

Amount:
Year ending December 31, 2010	$249,600

During the year ended December 31, 2009, the Company abandoned their facilities in Budapest, Hungary.  As such the Company accrued $250,000 for potential lease cancellation penalties.  Settlement is currently under negotiations.

Rent expense amounted to $267,215 and $266,359 for the year ended December 31, 2009 and 2008, respectively.

Litigation

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

SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 18 - COMMITMENTS AND CONTINGENCIES (continued)

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

In 1996, the Company issued an unsecured 8% $1.5 million note to an unrelated party in connection with the Company's acquisition of a software company. The note was due and payable on April 30, 1999. The note was governed by the laws of the State of New York. The New York statute of limitations for seeking to collect on a note is six years from the maturity date. The creditor has never sought to collect the note since its maturity date and in or about 2001 orally advised a representative of the Company that it had "written off the debt." Although the Company has previously and currently listed the note as a liability on its balance sheet, it does not believe that it has any further liability under this note (see Note 8). Based on the appropriate opinion of the Company’s legal counsel, the Company removed this item as a liability on its financial statements as at December 31, 2009 and the related accrued interest. As such, the Company realized a gain on extinguishment of debt of $3,310,200 as other income for the year ended December 31, 2009.

Product Warranty Obligation

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with ASC 460-10. The range for the warranty coverage for the Company’s products is up to 18 to 24 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company’s determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations. Accrued provision for product warranty was approximately $212,687 and $59,930 as of December 31, 2009 and 2008, respectively.

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

 SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 18 - COMMITMENTS AND CONTINGENCIES (continued)

Share exchange agreement

On April 3, 2009, the Company and Kraft entered into a restated share exchange agreement with BudaSolar and its shareholders.  Under the terms of the agreement, the BudaSolar shareholders were to have acquired a 49% equity interest in Kraft, in exchange for transferring 100% of the BudaSolar equity to Kraft.  Such agreement was subject to the satisfaction of certain closing conditions, including the Company’s repayment of all outstanding June 2006 convertible notes in order to secure the release of the shares of Kraft pledged as security to the June 2006 note holders.  Although only $283,000 of such notes remain outstanding, the Kraft shares still remain subject to the pledge agreement.

At the present time, the Company is negotiating a new agreement with the BudaSolar shareholders.  The proposed revised transaction contemplates that the Company will directly acquire 100% of the share capital of BudaSolar in exchange for 70,000 shares of the Company’s Series B-5 convertible voting preferred stock (the “B-5 Preferred Stock”).  The B-5 Preferred Stock has a liquidation value of $7.0 million and is convertible at any time by the holders into a minimum of 2.1 million and a maximum of 49.0 million shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”).  The aggregate number of shares of Company Common Stock into which all if the B-5 Preferred Stock would be convertible (the “Conversion Shares”) will depend upon the audited combined pre-tax income of the Company’s Kraft and BudaSolar subsidiary corporations (the “Corporations Pre-Tax Income”) at the end of each of the five consecutive fiscal years ending December 31, 2010 through December 31, 2014 (the “Measuring Period”).  The target Corporations Pre-Tax Income and the corresponding number of Conversion Shares that can be exercised at the end of any one or more fiscal years during the Measuring Period is based on a “grid” of such Pre-Tax Income and Conversion Shares.  For example if the Corporations Pre-Tax Profits at the end of any of the five fiscal years in the Measuring Period is 0 to $2.5 million, the number of Conversion Shares would be 2.1 million; if such Pre-Tax Income is $10.0 million, then the number of Conversion Shares would be 21.0 million; and if such Pre-Tax Income is $55.0 million or more, the Conversion Shares would be 49.0 million.  On March 31, 2015, any B-5 Preferred Stock not converted into Common Stock would automatically convert based upon the Corporations Pre-Tax Income for the fiscal year ending December 31, 2014.

Under the terms of a separate agreement with BudaSolar, Kraft has contracted to purchase from BudaSolar (1) equipment assembly services on some of its equipment based on a fixed fee per equipment, and (2) installation related technical services based on hourly rates.  In connection with these services, Kraft has paid $1,370,000 in advances to BudaSolar during the second quarter of 2009. BudaSolar has provided $747,891 worth of services in 2009 to Kraft, which left a balance of advances wired to BudaSolar of $622,109 as of December 31, 2009.  During 2008, BudaSolar received $750,000 pursuant to the Stock Exchange Agreement from the Company, which was fully repaid in the second quarter of 2009.

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
DECEMBER 31, 2009 and 2008

NOTE 18 - COMMITMENTS AND CONTINGENCIES (continued)

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

 SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 18 - COMMITMENTS AND CONTINGENCIES (continued)

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

On December 4, 2009, the Company and Kraft Elektronikai Zrt, the Company’s wholly owned subsidiary, entered into a Second Amendment (the “Second Amendment”) to the Master Settlement Agreement (the “Settlement Agreement”) with Zoltan Kiss, Amelio Solar, Inc. (“Amelio Solar”) and Renewable Energy Solutions, Inc. (“RESI”), and a Second Amendment to the Stock Purchase Agreement (the “Purchase Agreement”) with Zoltan Kiss, Maria Gabriella Kiss and Gregory Joseph Kiss (collectively, the “Sellers”).

Under the Second Amendment, the outside closing date of the transactions contemplated pursuant to the Settlement Agreement was extended to December 4, 2009 (the “Closing Date”). In addition, the definition of “RESI Debt” was amended to include the net amount of indebtedness, not to exceed $831,863, owed by RESI to the Company or its affiliates as of the Closing Date together with accrued interest thereon.

Section 2.4 of the Settlement Agreement, entitled “RESI Debt Settlement Payment and Deliverables”, was amended so that the RESI Debt will be fully and finally satisfied as follows:

(a)  Z. Kiss will surrender all of his 2,000,000 shares of Company common stock to the Company;

 SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 18 - COMMITMENTS AND CONTINGENCIES (continued)

Agreement with Mr. Kiss and other Stockholders (continued)

(b)       an option (the “Option”) is granted to the Company or its designees to purchase all of the shares of Company common stock owned by both M. Kiss (1,018,400 shares) and G. Kiss (810,000 shares) until December 4, 2010.  For a period of nine months following the execution of the Second Amendment, the Option will be fixed at a price of $0.30 per share and any shares not purchased by the Company or its designees during such nine-month period may be purchased at the higher of (i) $0.30 per share, or (ii) 75% of the trading price of the Company’s common stock on the trading day prior to the Company’s payment of the exercise price; and

(c)        any unexercised rights, options and/or warrants to purchase Company common stock owned by the Sellers as of the Closing Date, whether vested, unvested, exercisable or otherwise, are cancelled and rendered null and void.

The definition of “RESI Debt Settlement Deliverables” was also revised to mean the documents specified in Section 2.4 of the Settlement Agreement to be delivered by Amelio Solar and the Sellers to the Company on or prior to December 31, 2009.

Pursuant to the Second Amendment, the parties agreed to terminate the Purchase Agreement, except for the terms of the Purchase Agreement cancelling all indebtedness owed to Robert M. Rubin and The Rubin Family Irrevocable Marital Trust by Nanergy Solar, Inc. and the surrender of any and all equity interests of Nanergy Solar, Inc. owned by The Rubin Family Irrevocable Marital Trust.

Moreover, under the Second Amendment, the parties agreed to terminate the Strategic Alliance and Cross License Agreement dated as of August 12, 2008.  All prior agreements among the parties, including, but not limited to, the Cooperative R&D Agreement dated as of December 19, 2006 between RESI and the Company, the Marketing and Turn-on Agreement between RESI and the Company dated as of January 30, 2007 and the Consulting Agreement between Z. Kiss and the Company have either expired or are terminated as of December 4, 2009.

On December 4, 2009, Z. Kiss surrendered his shares of Company common stock to the Company, which shares were cancelled by the Company in April 2010.

Proposed Acquisition of Algatec

On October 20, 2008, Robert M. Rubin, Chairman, Chief Executive Officer and Chief Financial Officer of Solar Thin Films, formed Algatec Equity Partners, L.P., a Delaware limited partnership (the “Partnership”), for the purpose of acquiring up to 49% of the share capital of Algatec.  Effective as October 30, 2008, Algatec and members of Algatec senior management consisting of Messrs. Rainer Ruschke, Ullrich Jank, Dr. Stefan Malik and Andre Freud (collectively, the “Algatec Management Stockholders”), and Anderkonto R. Richter, Esq., as trustee for Mr. Ruschke and another Algatec stockholder (the “Trustee”), entered into a share purchase agreement (the “Algatec Share Purchase Agreement”).  Under the terms of the Algatec Share Purchase Agreement, on November 3, 2008 (the “First Closing”) the Partnership invested an aggregate of $3,513,000, of which approximately €2,476,000 was represented by a contribution to the equity of Algatec to enable it to acquire all of the assets and equity of Trend Capital, the predecessor to Algatec.  The Partnership also purchased for €1.00 per share a total of 13,750 Algatec shares, representing 27.5% of the outstanding share capital of Algatec.

 SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 18 - COMMITMENTS AND CONTINGENCIES (continued)

Proposed Acquisition of Algatec (continued)

The general partner of the Partnership is Algatec Management LLP, a Delaware limited liability company owned by The Rubin Family Irrevocable Marital Trust and other persons.  Mr. Rubin and Barry Pomerantz, a business associate of Mr. Rubin, are the managers of the general partner.  Under the terms of the limited partnership agreement, the general partner agreed to invest a total of $165,000 in the Partnership in consideration for 5.0% of the assets, profits and losses of the Partnership.  The limited partners, who invested an aggregate of $3,200,000 at the First Closing and additional persons the Partnership will seek to admit as limited partners by the Second Closing, will own 95.0% of the Partnership assets, profits and losses. As part of the First Closing, The Rubin Family Irrevocable Marital Trust invested an additional $1,500,000, as a limited partner, on the same terms as other limited partners of the Partnership.

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

Effective as of October 30, 2008, the Trustee, the Management Group and the Partnership (collectively, the “Algatec Stockholders”) and Algatec entered into a stock exchange agreement. Under the terms of the stock exchange agreement the Algatec stockholders agreed, subject to certain conditions, to exchange 100% of the share capital of Algatec for shares of shares of Company capital stock. Consummation of the Algatec acquisition is subject to certain conditions, including Algatec obtaining up to $50.0 million financing for Algatec to enable it to construct the addition to its existing manufacturing facility and purchase the necessary equipment to expand its business.  On April 10, 2009, the parties agreed to extend the anticipated closing date of the transactions contemplated by the Stock Exchange Agreement to July 15, 2009.  The requisite financing for Algatec was not obtained and the agreement expired on July 15, 2009.

 SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 19 – SEGMENT INFORMATION

The Company's operations fall into one single product segment, photovoltaic thin film modules: producing and/or installing and commissioning factory equipment that produces photovoltaic thin film modules. The Company manages its operations, and accordingly determines its operating segments, on a geographic basis. Consequently, the Company has one operating geographic location, Hungary. The performance of geographic operating segments is monitored based on net income or loss (after income taxes, interest, and foreign exchange gains/losses). The accounting policies of the segments are the same as those described in the summary of accounting policies in Note 1. There are no intersegment sales revenues. The following tables summarize financial information by geographic segment for the year ended December 31, 2009 and 2008:

Geographic information for the year ended December 31, 2009:

	Hungary	(Corporate)	Total
Total Revenues	$8,720,938	$-	$8,720,938

Depreciation and amortization expense	117,382	-	117,382

Interest Income	26,907	-	26,907
Interest expense	-	(893,656)	(893,656)
Net interest income (expense)	26,907	(893,656)	(866,749)

Debt acquisition cost	-	(26,500)	(26,500)
Research and development	-	-	-
Net income (loss) attributable to Solar Thin Films, Inc.	(1,269,153)	1,066,293	(202,860)

Fixed assets, net	256,136	-	256,136
Fixed asset additions	$94,905	$-	$94,905

Geographic information for year ended December 31, 2008:

	Hungary	(Corporate)	Total
Total Revenues	$3,436,779	$-	$3,436,779

Depreciation and amortization expense	190,025	-	190,025

Interest Income	5,164	46,929	52,093
Interest expense	(3,572)	(1,226,986)	(1,230,558)
Net interest income (expense)	1,592	(1,180,057)	(1,178,465)

Debt acquisition cost	-	(74,204)	(74,204)
Research and development	-	(120,000)	(120,000)
Net loss attributable to Solar Thin Films, Inc.	(2,582,591)	(5,891,419)	(8,474,010)

Fixed assets, net	413,241	-	413,241
Fixed asset additions	$44,181	$-	$44,181

 SOLAR THIN FILMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 19 – SEGMENT INFORMATION (continued)

Geographic information of revenues by customers’ locations/countries for years ended December 31, 2009 and 2008:

Customer Countries:	December 31, 2009	December 31, 2008
Spain	$8,720,938	$-
Hungary		147,262
U.S.	-	3,289,517
Total	$8,720,938	$3,436,779

NOTE 20 – SUBSEQUENT EVENTS

In accordance with the provisions of ASC 855, Subsequent Events Topic, the Company has adopted the requirements of ASC 855 and has evaluated for disclosure subsequent events that have occurred up through April 15, 2010, the date of issuance of these financial statements. As of April 15, 2010, there were no subsequent events which required recognition or disclosure.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

We have had no disagreements with our independent registered public accountants with respect to accounting practices or procedures or financial disclosure.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2009.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2009 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2009 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

We do not have any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 that was not reported.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

                     The following table sets forth the name, age and position of each of the members of our board of directors and executive officers as of the date of this report:

Name	Age	Position(s)
Robert M. Rubin	70	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
Gary Maitland, Esq.	56	Vice President, General Counsel and Director
Dr. Boris Goldstein	46	Director

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

Gary Maitland.  Gary Maitland, Esq. was appointed as our Vice President and General Counsel in August 2009 and he became a member of the board of directors of Solar Thin Films in October 2008.  From 1987 to the present, Mr. Maitland has served as Managing Partner of Kreisberg & Maitland, LLP, a law firm based in New York City. He currently serves on the faculty of the Benjamin N. Cardozo School of Law’s Intensive Trial Advocacy Program. From 1978 to 1981, Mr. Maitland served as an Assistant District Attorney in Kings County, New York (Brooklyn). Mr. Maitland earned a Bachelor of Arts degree from Vassar College in 1975. In addition, he earned a Juris Doctor degree from the Boston University School of Law in 1978. Mr. Maitland is a licensed attorney admitted to practice in the State of New York and admitted to practice before the United States Supreme Court, the Second Circuit Court of Appeals, and the Federal District Courts for the Eastern and Southern Districts of New York.

Board of Directors

All directors will hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors.

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

Compensation of the Board of Directors

Directors who are also our employees do not receive additional compensation for serving on the Board or its committees. Non-employee directors are not paid any annual cash fee. In addition, directors are entitled to receive options under our stock option plans. All directors are reimbursed for their reasonable expenses incurred in attending Board meetings. We have procured director’s and officer’s liability insurance.

Board Committees

We have not established an audit committee, compensation committee, nominating committee or other committee of our board of directors.

Advisory Board

We do not currently have an advisory board.

Director Independence

We believe that Dr. Boris Goldstein is considered an independent director as defined by any national securities exchange registered pursuant to Section 6(a) of the Securities Exchange Act of 1934.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and shareholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended December 31, 2009, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% shareholders were filed on a timely basis.

Code of Ethics

The Company adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company. A copy of our code of ethics may be found as Exhibit 14.3 to the Annual Report filed on Form 10-K with the Securities and Exchange Commission on July 16, 2004.

Item 11.   Executive Compensation.

Summary Compensation Table

The following table sets forth certain information concerning the compensation of the chief executive officer and certain of other executive officers of the Company whose aggregate cash compensation exceeded $100,000 for each of the last two fiscal years.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Lewis	2009	$131,250	—	$—		$45,494	(5)	—	—	—	$176,744
Former Group Vice President and General Manager and Former Chief Executive Officer and Director (1)	2008	$225,000		$50,765	(2)	$857,935	(3)				$1,133,700

Robert Rubin	2009	$231,250	—	$—		$—		—	—	—	$231,250
Chief Executive Officer, Chief Financial Officer and Director (4)	2008	$225,000	—	—		—		—	—	—	$225,000

(1)
Mr. Lewis was appointed as Chief Executive Officer of our company on June 20, 2007 and resigned as President, Chief Executive Officer and as a director on March 31, 2009. Mr. Lewis was appointed as Group Vice President and General Manager of the Thin Film Group of our company on April 1, 2009.

(2)
In accordance with Mr. Lewis’ employment agreement, Mr. Lewis was entitled to receive 37,523 shares of common stock per year. The shares are valued at the stated value in the employment agreement of $2.665 per share, which was the average closing bid price for the 20 trading days immediately prior to the date of the employment agreement.

Under Mr. Lewis’ amended employment agreement, for the period commencing April 1, 2009 and ending September 30, 2009, Mr. Lewis’ base salary was fixed at the rate of $225,000, payable in monthly installments of $18,750 each.  For the period commencing October 1, 2009, Mr. Lewis’ salary shall be reduced to the rate of $180,000 per annum, payable in monthly installments of $15,000 each.  On the earlier of June 30, 2009 or completion of an equity financing for the Company in excess of $3.0 million, the Company was obligated pay to Mr. Lewis in one payment all accrued and unpaid salary that is owed under the original employment agreement for all periods through and including the date of payment of such accrued and unpaid salary.  In addition, Mr. Lewis shall be entitled to receive a sales commission on all PV Equipment that is sold or on which firm orders are received by the Company during the term of employment in an amount equal to: (i) a percentage to be determined by mutual agreement on or before April 30, 2009, of the “net sales price” (defined as gross selling price, less returns, discounts and allowances) of such PV Equipment, as and when paid in cash by the customer to the Company less (ii) the amount of all other finders fees, commissions and other payments made or payable by the Company to any other person, firm or corporation who participates in or assists Mr. Lewis in the sale of such PV Equipment; or such other bonus arrangement as may be made with Kraft management.

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

In June 2009, the amended employment agreement with Peter Lewis was terminated by the parties and Mr. Lewis was engaged as a marketing representative of the Company.

(3)
In 2007, Mr. Lewis was granted a ten year option to purchase 600,000 shares of common stock at an exercise price of $2.673 per share on a cashless basis vesting on a pro-rata basis over a period of two years. The option was valued using the Black-Scholes option pricing model assuming a ten year life, no expected dividend payments a volatility of 82.53% and a risk free rate of 5.14%. In addition, in 2008, Mr. Lewis was granted a ten year option to purchase 120,000 shares of common stock at an exercise price of $4.00 per share vesting at a rate of 100,000 shares per month beginning June 1, 2009.  The option was valued using the Black-Scholes option pricing model assuming a ten year life, no expected dividend payments, a volatility of 94.93% and a risk free rate of 3.75%.

(4)
In June 2006, Mr. Rubin was appointed as a director and consultant. Mr. Rubin was appointed Chief Financial Officer of the Company in August 2007 and as Chief Executive Officer of the Company on April 1, 2009. In addition to the compensation noted above, Mr. Rubin’ wife, an employee of the Company receives a salary of $1,250 per month for administrative services.

(5)
In April 2009, 600,000 options granted to Mr. Lewis as described in (3) above were re-priced from an exercise price of $2.67 to $0.90.  The change in fair value was determined using the Black-Scholes option pricing model assuming a remaining live of 8.17 years, no expected dividend payments, a volatility of 103.89% and a risk free rate of 2.25%.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information with respect to stock awards and grants of options to purchase our common stock to the named executive officers during the fiscal year ended December 31, 2009.

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Peter Lewis (1)	600,000	(2)	—	—	$0.90	06/20/2017	--	$-	—	—

(1)
Mr. Lewis was appointed as Chief Executive Officer of our company on June 20, 2007 and resigned as President, Chief Executive Officer and as a director on March 31, 2009. Mr. Lewis was appointed as Group Vice President and General Manager of the Thin Film Group of our company on April 1, 2009.  In June 2009, the amended employment agreement with Peter Lewis was terminated by the parties and Mr. Lewis was engaged as a marketing representative of the Company.

(2)
Mr. Lewis received a ten year option to purchase 600,000 shares of common stock at an exercise price of $2.665 per share on a cashless basis vesting on a pro-rata basis over a period of two years.  Subsequent to issuance, the options were repriced to $0.90 per share.

Except as set forth above, no other named executive officer has received an equity award.

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2009.

	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Robert Rubin	—	(1)	—	—	—	—	—	—
Peter Lewis	—	(1)	—	—	—	—	—	—
Dr. Boris Goldstein	—	(2)	—	$50,471	—	—	—	$50,471
Gary Maitland, Esq.	—	(2)	—	$50,471	—	—	—	$50,471

(1)	All compensation earned by Messrs. Rubin and Lewis is fully reflected in the Summary Compensation Table above.

(2)
On October 27, 2008, the Company issued 5 year options to purchase an aggregate of 100,000 shares of common stock at an exercise price equal to $2.10 per share to Mr. Gary Maitland and Dr. Boris Goldstein as compensation for services to be performed by them in their capacities as directors of the Company. Such options vest in accordance with the following schedule: (i) options to purchase 16,666 shares of common stock vested on October 27, 2009; (ii) options to purchase 16,667 shares of common stock vest on October 27, 2010; and (iii) options to purchase 16,667 shares of common stock vest on October 27, 2011.

Stock Option Plans

2001 Stock Option Plan

General

The 2001 Stock Option Plan (“Plan”, “Incentive Plan”) was adopted by the Board of Directors. The Board of Directors has initially reserved 7,500,000 shares of Common Stock for issuance under the 2001 Stock Option Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder.

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

In June 2009, the amended employment agreement with Peter Lewis was terminated by the parties. Effective as of October 1, 2009, Mr. Lewis was engaged as a non-exclusive sales and marketing consultant and representative of the Company through May 31, 2010; specifically with respect to the manufacture and sale of amorphous silicon thin film solar module manufacturing equipment and/or equipment lines (the “PV Equipment”).  As a marketing representative, Mr. Lewis will be primarily responsible for generating orders and sales of the PV Equipment. In full settlement of Mr. Lewis’ claims to accrued salary, stock options, future earnings and other benefits, he will be paid $112,500 for the period ending September 30, 2009.  For the period from October 1, 2009 through June 30, 2010, Mr. Lewis will be paid a monthly stipend of $15,000.  In addition, Mr. Lewis will be entitled to receive sales commissions pursuant to his agreement with Kraft.

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

The Settlement Agreement was further amended to state that Robert M. Rubin and The Rubin Family Irrevocable Marital Trust (the “Trust”) agree that all indebtedness owed to Mr. Rubin and the Trust by Nanergy Solar, Inc. (“Nanergy”), an affiliate of Z. Kiss, will be deemed fully paid and satisfied, and Mr. Rubin and the Trust agree to relinquish all capital stock or stock certificates in Nanergy.  To the extent that Mr. Rubin and/or the Trust received notes or stock certificates of Nanergy, the same will be returned to Nanergy on or before December 31, 2008.

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

On December 4, 2009, the Company and Kraft Elektronikai Zrt, the Company’s wholly owned subsidiary, entered into a Second Amendment (the “Second Amendment”) to the Master Settlement Agreement (the “Settlement Agreement”) with Zoltan Kiss, Amelio Solar, Inc. (“Amelio Solar”) and Renewable Energy Solutions, Inc. (“RESI”), and a Second Amendment to the Stock Purchase Agreement (the “Purchase Agreement”) with Zoltan Kiss, Maria Gabriella Kiss and Gregory Joseph Kiss (collectively, the “Sellers”).

Under the Second Amendment, the outside closing date of the transactions contemplated pursuant to the Settlement Agreement was extended to December 4, 2009 (the “Closing Date”). In addition, the definition of “RESI Debt” was amended to include the net amount of indebtedness, not to exceed $831,863, owed by RESI to the Company or its affiliates as of the Closing Date together with accrued interest thereon.

Section 2.4 of the Settlement Agreement, entitled “RESI Debt Settlement Payment and Deliverables”, was amended so that the RESI Debt will be fully and finally satisfied as follows:

(a)        Z. Kiss will surrender all of his 2,000,000 shares of Company common stock to the Company;

(b)       an option (the “Option”) is granted to the Company or its designees to purchase all of the shares of Company common stock owned by both M. Kiss (1,018,400 shares) and G. Kiss (810,000 shares) until December 4, 2010.  For a period of nine months following the execution of the Second Amendment, the Option will be fixed at a price of $0.30 per share and any shares not purchased by the Company or its designees during such nine-month period may be purchased at the higher of (i) $0.30 per share, or (ii) 75% of the trading price of the Company’s common stock on the trading day prior to the Company’s payment of the exercise price; and

(c)        any unexercised rights, options and/or warrants to purchase Company common stock owned by the Sellers as of the Closing Date, whether vested, unvested, exercisable or otherwise, are cancelled and rendered null and void.

The definition of “RESI Debt Settlement Deliverables” was also revised to mean the documents specified in Section 2.4 of the Settlement Agreement to be delivered by Amelio Solar and the Sellers to the Company on or prior to December 31, 2009.

Pursuant to the Second Amendment, the parties agreed to terminate the Purchase Agreement, except for the terms of the Purchase Agreement cancelling all indebtedness owed to Robert M. Rubin and The Rubin Family Irrevocable Marital Trust by Nanergy Solar, Inc. and the surrender of any and all equity interests of Nanergy Solar, Inc. owned by The Rubin Family Irrevocable Marital Trust.

Moreover, under the Second Amendment, the parties agreed to terminate the Strategic Alliance and Cross License Agreement dated as of August 12, 2008.  All prior agreements among the parties, including, but not limited to, the Cooperative R&D Agreement dated as of December 19, 2006 between RESI and the Company, the Marketing and Turn-on Agreement between RESI and the Company dated as of January 30, 2007 and the Consulting Agreement between Z. Kiss and the Company have either expired or are terminated as of December 4, 2009.

On December 4, 2009, Z. Kiss surrendered his shares of Company common stock to the Company, which shares were cancelled by the Company in April 2010.

Limitation of Liability and Indemnification

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information known to us with respect to beneficial ownership of our Common Stock as of March 22, 2010, by:

•	each person known by us to own beneficially more than 5% of the Company’s outstanding Common Stock;

•	each of the Company’s directors;

•	each named executive officer; and

•	all of the Company’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power over securities. The table below includes the number of shares underlying options and warrants that are currently exercisable or exercisable within 60 days of March 22, 2010. It is therefore based on 19,039,850 shares of common stock outstanding as of March 22, 2010. Shares of Common Stock subject to options and warrants that are currently exercisable or exercisable within 60 days of March 22, 2010 are considered outstanding and beneficially owned by the person holding the options or warrants for the purposes of computing beneficial ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Solar Thin Films, Inc., 116 John Street, Suite 1120, New York, New York 10038.

Name of Beneficial Owner	Number of Shares		Percentage of Shares Beneficially Owned
Robert Rubin (1)	0		---
Dr. Boris Goldstein (1)	50,000	(2)	*
Gary Maitland, Esq. (1)	50,000	(2)	*
Rubin Family Irrevocable Marital Trust	1,765,620	(3)	9.3%
J. Lee Barton	1,900,000		10.0%
All Directors and Executive Officers as a group (3 persons)	50,000		*

*	Less than 1%

(1)	Officer and/or Director of the Company.

(2)
On October 27, 2008, the Company issued 5 year options to purchase an aggregate of 50,000 shares of common stock at an exercise price equal to $2.10 per share to Mr. Gary Maitland and Dr. Boris Goldstein as compensation for services to be performed by them in their capacities as directors of the Company. Such options vest in accordance with the following schedule: (i) options to purchase 16,666 shares of common stock vested on October 27, 2009; (ii) options to purchase 16,667 shares of common stock vest on October 27, 2010; and (iii) options to purchase 16,667 shares of common stock vest on October 27, 2011.

(3)
The Rubin Family Irrevocable Marital Trust (the "Trust") was created by Robert M. Rubin, a director, for the benefit of his wife Margery Rubin and their children. Mr. Rubin disclaims beneficial interest in all securities of our company held by the Trust.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The Company had related party trade receivables of $1,197,548 from Renewable Energy Solutions, Inc. (“RESI”) as of December 31, 2008 from the Blue Star Contract and $134,315 from another project. RESI assumed the trade payable from Terrasolar upon assumption of the Blue Star contract in April 2007 and made several payments during 2007. The Company has decided to reserve $831,863 out of the total balance of $1,331,863 related party trade receivable based on management’s evaluation of the related party’s current financial condition as of December 31, 2008. During the year ended December 31, 2009, the Company collected $450,000 pursuant to an Equity Transfer Agreement the Company executed in September 2009 and the remaining uncollectible receivable of $50,000 was charged to operations during the year ended December 31, 2009.

The Company signed a cooperative Research and Development Contract, and a Marketing and Manufacturing Facility Turn On Function Contract with RESI on December 20, 2006 and January 30, 2007, respectively. Zoltan Kiss, the Company’s former Chairman of the Board, is Chairman and majority shareholder of RESI. Payments made to RESI under the Research and Development Contract were $-0- and $120,000 for the year ended December 31, 2009 and 2008, respectively.

During 2008 and 2009, the Company also entered into a Settlement Agreements with Zoltan Kiss, replacing both the Research and Development Contract and the Marketing Contract.

There were no related party sales and/or cost of sales for the years ended December 31, 2009 and 2008.

The Company has a dividend payment obligation due to the former shareholders valued at $143,656 and $143,778 as of December 31, 2009 and December 31, 2008, respectively.

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

Review, Approval and Ratification of Related Party Transactions

The board of directors has responsibility for establishing and maintaining guidelines relating to any related party transactions between the Company and any of its officers or directors. Under the Company’s Code of Ethics, any conflict of interest between a director or officer and the Company must be referred to the non-interested directors for approval. The Company intends to adopt written guidelines for the board of directors which will set forth the requirements for review and approval of any related party transactions.

Director Independence

The Company periodically reviews the independence of each director. Pursuant to this review, the directors and officers of the Company, on an annual basis, are required to complete and forward to the Corporate Secretary a detailed questionnaire to determine if there are any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and the Company. If any transactions or relationships exist, the Company then considers whether such transactions or relationships are inconsistent with a determination that the director is independent. Pursuant to this process, the Board of Directors has determined that Dr. Goldstein qualifies as an independent director.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to the Company by RBSM LLP for professional services rendered for the fiscal years ended December 31, 2009 and 2008:

Fee Category	Fiscal 2009 Fees	Fiscal 2008 Fees
Audit Fees	$198,604	$163,348
Audit-Related Fees	24,400	13,800
Tax Fees	1,625	5,537
All Other Fees	—	—
Total Fees	$224,629	$182,685

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

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2009 or 2008.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules

1. Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

A.	Consolidated Balance Sheets at December 31, 2009 and 2008.

B.	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2009 and 2008.

C.	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2009 and 2008.

D.	Consolidated Statements of Cash Flows for the years ended of December 31, 2009 and 2008.

2. Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger dated as of June 30, 2009 by and among Solar Thin Films, Inc., Solar Thin Power, Inc. and the shareholders of Solar Thin Power, Inc. (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

3.1	Certificate of Incorporation of the Company (incorporated by reference to the Registration Statement filed on Form S-1 with the Securities and Exchange Commission on January 4, 2002).

3.2	Bylaws of the Company (incorporated by reference to the Registration Statement filed on Form S-1 with the Securities and Exchange Commission on January 4, 2002).

3.3
Certificate of Amendment to the Certificate of Incorporation of Solar Thin Films, Inc. (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2009).

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

10.59
Equity Transfer Agreement dated as of September 16, 2009 by and among Solar Thin Films, Inc., Renewable Energy Solutions, Inc. and Innofast Investments Limited (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2009).

10.60
Second Amendment to the Master Settlement Agreement dated as of December 4, 2009 by and among Solar Thin Films, Inc., Kraft Elektronikai Zrt, Zoltan Kiss, Amelio Solar, Inc. and Renewable Energy Solutions, Inc., and Second Amendment to the Stock Purchase Agreement by and among Solar Thin Films, Inc., Zoltan Kiss, Maria Gabriella Kiss and Gregory Joseph Kiss, and Termination of the Strategic Alliance and Cross License Agreement by and among Solar Thin Films, Inc., Kraft Elektronikai Zrt and Amelio Solar, Inc. (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2009).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned on April 15, 2010, thereunto duly authorized.

SOLAR THIN FILMS, INC.

/s/ Robert M. Rubin
Robert M. Rubin
Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Robert M. Rubin	Chief Executive Officer, Chief Financial Officer and	April 15, 2010
Robert M. Rubin	Chairman of the Board of Directors

/s/ Gary Maitland	Vice President, General Counsel and Director	April 15, 2010
Gary Maitland, Esq.

/s/ Dr. Boris Goldstein	Director	April 15, 2010
Dr. Boris Goldstein