Form 10-Q
period 2010-03-31
Solar Thin Films, Inc.
filed 2010-05-24
CIK 859792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2010

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

Number of outstanding shares of the registrant's par value $0.01 common stock, as of May 24, 2010: 20,523,174 shares.

Solar Thin Films, Inc.
Quarterly Report on Form 10-Q

Table of Contents

		PAGE

Cautionary Statement Concerning Forward-Looking Statements		4

PART I	FINANCIAL INFORMATION	F-1~F-23

Item 1.	Condensed Consolidated Balance Sheets at March 31, 2010 (unaudited) and December 31, 2009.	F-1

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months ended March 31, 2010 and 2009.	F-2

	Condensed Consolidated Statements of Stockholders' Deficit for the year ended December 31, 2009 and for the three months ended March 31, 2010 (unaudited).	F-3

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2010 and 2009.	F-5

	Notes to Unaudited Condensed Consolidated Financial Statements.	F-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4T.	Controls and Procedures.	22

PART II	OTHER INFORMATION	23

Item 1.	Legal Proceedings.	23

Item 1A.	Risk Factors.	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3.	Defaults Upon Senior Securities.	23

Item 4.	(Removed and Reserved).	23

Item 5.	Other Information.	24

Item 6.	Exhibits.	24

	Signatures	25

Cautionary Statement Concerning Forward-Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

•
we have a significant working capital shortage; as of the filing date of this report, we are currently in default in payment of $1,000,000 of indebtedness which became due in March 2009 and $268,000 of indebtedness (plus redemption penalties and accrued interest) which became due in June 2009, and may face litigation or even bankruptcy if we are unable to meet or restructure our obligations;

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

•
our sole customer has advised that they are withholding their final payment to us due to certain maintenance and repair complaints with respect to our amorphous silicon equipment line, even though we are seeking to resolve the dispute with this customer and expect to be able to collect the payment in full;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$143,707	$631,155
Accounts receivable, net of allowance for doubtful accounts of $787,526 and $696,067, respectively	1,324,198	1,397,593
Accounts receivable, related party, net of allowance for doubtful accounts of $831,863	-	-
Inventory	135,314	131,240
Advances to suppliers	771,374	622,526
Note receivable, net of allowance for doubtful accounts of $250,000	-	-
Deposits and other current assets	89,694	115,580
Total current assets	2,464,287	2,898,094

Property, plant and equipment, net of accumulated depreciation of $413,994 and $446,718, respectively	201,867	256,136

Total assets	$2,666,154	$3,154,230

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,928,106	$2,563,910
Capital leases, current portion	2,407	2,499
Notes payable, current portion	1,837,167	1,837,167
Advances, related party	23,735	-
Deferred revenue	2,253,826	2,373,067
Total current liabilities	7,045,241	6,776,643

Capital leases, long term	4,119	4,981
Dividends payable	136,437	143,656
Total long term debt	140,556	148,637

Commitments and contingencies	-	-

Stockholder's Deficit
Preferred stock, par value $0.01 per share; 2,700,000 shares authorized:
Series A Preferred stock, par value $0.01 per share; 1,200,000 shares designated; -0- issued and outstanding at March 31, 2010 and December 31, 2009
Series B Preferred stock, par value $0.01 per share; 1,500,000 shares designated:
Series B-1 Preferred stock, par value $0.01 per share, 1,000,000 shares designated, 228,652 issued and outstanding at March 31, 2010 and December 31, 2009	2,286	2,286
Series B-3 Preferred stock, par value $0.01 per share, 232,500 shares designated, 47,502 issued and outstanding at March 31, 2010 and December 31, 2009	475	475
Series B-4 Preferred stock, par value $0.01 per share, 100,000 shares designated, -0- issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 19,131,274 and 18,988,893 issued and outstanding as of March 31, 2010 and 2009, respectively	191,313	189,889
Shares to be issued	200,000	200,000
Additional paid in capital	24,755,937	24,660,277
Treasury stock	(80,000)	(80,000)
Accumulated deficit	(30,410,370)	(29,551,979)
Accumulated other comprehensive income	820,716	808,002
Total shareholders' deficit	(4,519,643)	(3,771,050)

Total Liabilities and Stockholders' Deficit	$2,666,154	$3,154,230

The accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended March 31,
	2010	2009

REVENUE:
Equipment sales	$-	$-
Factory sales	-	1,658,740
Total revenue	-	1,658,740

Cost of sales	-	828,676
Gross profit	-	830,064

OPERATING EXPENSES:
General, selling and administrative expenses	702,796	1,169,787
Depreciation	16,571	24,050
Total operating expenses	719,367	1,193,837

NET (LOSS) FROM OPERATIONS	(719,367)	(363,773)

Other income/(expense):
Loss on sale of equipment	(7,117)	-
Foreign currency transaction (loss) gain	(1,342)	87,782
Interest expense, net	(130,565)	(268,214)
Gain on change in fair value of reset provision liability	-	12,909
Debt acquisition costs	-	(14,455)
Other income	-	1,269
Total other (expense)	(139,024)	(180,709)

Net (loss) before provision for income taxes	(858,391)	(544,482)

Income taxes	-	-

Net (Loss)	(858,391)	(544,482)

Noncontrolling interest	-	349

NET (LOSS) ATTRIBUTABLE TO SOLAR THIN FILMS, INC. COMMON SHAREHOLDERS	$(858,391)	$(544,133)

Net (loss) per common share (basic and fully diluted)	$(0.05)	$(0.05)

Weighted average shares outstanding (basic and fully diluted)	19,013,689	11,616,339

Comprehensive (loss):
Net (loss)	$(858,391)	$(544,482)
Foreign currency translation gain (loss)	12,714	(34,643)

Comprehensive (loss)	(845,676)	(579,125)
Comprehensive loss attributable to the non controlling interest	-	349
Comprehensive (loss) attributable to Solar Thin Films, Inc. common shareholders	$(845,676)	$(578,776)

The accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONSOLIDATED STATEMENT OF DEFICIENCY OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2009 AND THREE MONTHS ENDED MARCH 31, 2010
(unaudited)

	Preferred Series B-1		Preferred Series B-3		Common shares		Shares to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2008	228,652	$2,286	47,518	$475	11,562,120	$115,621	-	$-
Cumulative effect of a change in accounting principle adoption of EITF 07-05 effective January 1, 2009	-	-	-	-	-	-	-	-
Issuance of 65,000 shares of common stock in exchange for services rendered	-	-	-	-	65,000	650	-	-
Issuance of 102 shares of common stock in exchange for 16 Preferred Series B-3 shares	-	-	(16)	-	102	1	-	-
Change in majority owned subsidiary equity	-	-	-	-	-	-	-	-
Fair value of vested portion of employee options issued	-	-	-	-	-	-	-	-
Fair value of warrants issued for services	-	-	-	-	-	-	-	-
Change in fair value of re priced vested employee options	-	-	-	-	-	-	-	-
Issuance of majority owned subsidiary common stock for services	-	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Issuance of 6,421,000 shares of common stock in exchange for non controlling interest in majority owned subsidiary	-	-	-	-	6,421,000	64,210	-
Issuance of 940,625 shares of common stock in exchange for convertible notes payable and related interest	-	-	-	-	940,625	9,406	-
Common stock to be issued in settlement of convertible note	-	-	-	-	-	-	200,000	200,000
Rounding due to reverse split	-	-	-	-	46	1	-
Foreign currency translation gain	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, December 31, 2009	228,652	$2,286	47,502	$475	18,988,893	$189,889	200,000	$200,000
Issuance of 142,381 shares of common stock in exchange for operating expenses paid by shareholders	-	-	-	-	142,381	1,424	-	-
Fair value of vested portion of employee options issued	-	-	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, March 31, 2010	228,652	$2,286	47,502	$475	$19,131,274	$191,313	200,000	$200,000

The accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONSOLIDATED STATEMENT OF DEFICIENCY OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2009 AND THREE MONTHS ENDED MARCH 31, 2010
(unaudited)

				Other			Total
	Additional	Deferred	Treasury	Comprehensive	Accumulated	Non controlling	Stockholders'
	Paid in Capital	Compensation	Stock	Income (loss)	Deficit	Interest	Deficiency
Balance, December 31, 2008	$25,300,488	$(26,250)	$(80,000)	$666,670	$(32,549,564)	$1,146,588	$(5,423,686)
Cumulative effect of a change in accounting principle -adoption of EITF 07-05 effective January 1, 2009	(3,222,222)	-	-	-	3,200,445	-	(21,777)
Issuance of 65,000 shares of common stock in exchange for services rendered	77,350	-	-	-	-	-	78,000
Issuance of 102 shares of common stock in exchange for 16 Preferred Series B-3 shares	(1)	-	-	-	-	-	-
Change in majority owned subsidiary equity	(9,156)	-	-	-	-	9,156	-
Fair value of warrants issued for services	222,706	-	-	-	-	-	222,706
Fair value of vested portion of employee options issued	635,268	-	-	-	-	-	635,268
Change in fair value of re priced vested employee options	45,493	-	-	-	-	-	45,493
Issuance of majority owned subsidiary common stock for services	-	-	-	-	-	49,141	49,141
Amortization of deferred compensation	-	26,250	-	-	-	-	26,250
Issuance of 6,421,000 shares of common stock in exchange for non controlling interest in majority owned subsidiary	1,149,446	-	-	-	-	(1,213,656)	-
Issuance of 940,625 shares of common stock in exchange for convertible notes payable and related interest	460,906	-	-	-	-	-	470,312
Common stock to be issued in settlement of convertible note	-	-	-	-	-	-	200,000
Rounding due to reverse split	(1)	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	141,332	-		141,332
Net loss	-	-	-	-	(202,860)	8,771	(194,089)
Balance, December 31, 2009	24,660,277	$-	$(80,000)	$808,002	$(29,551,979)	$-	$(3,771,050)
Issuance of 142,381 shares of common stock in exchange for operating expenses paid by shareholders	70,838	-	-	-	-	-	72,262
Fair value of vested portion of employee options issued	24,822	-	-	-	-	-	24,822
Foreign currency translation gain	-	-	-	12,714	-	-	12,714
Net loss	-	-	-	-	(858,391)	-	(858,391)
Balance, March 31, 2010	$24,755,937	$-	$(80,000)	$820,716	$(30,410,370)	$-	$(4,519,643)

The accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(858,391)	$(544,482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	16,571	33,533
Loss on sale of equipment	7,117	-
Amortization of deferred financing costs	-	14,454
Amortization of debt discounts	-	236,777
Amortization of deferred compensation costs	9,617	34,264
Stock based compensation	24,822	329,836
Stock issued in exchange for operating expense paid by shareholders	72,262	-
Change in fair value of reset liability	-	(12,909)
Changes in operating assets and liabilities:
Accounts receivable	3,224	161,280
Accounts receivable, related party	(158,229)	-
Inventory	(10,851)	(549,671)
Note receivable	-	-
Advances and other current assets	(12,826)	173,389
Other assets	956	-
Accounts payable and accrued liabilities	381,528	851,582
Advances received from customers	-	340,783
Other current liabilities	-	412,251
Net cash (used in) provided by operations	(524,200)	1,481,087

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property plant and equipment	18,417	-
Acquisition of property, plant and equipment	-	(34,672)
Net cash (used in) provided by investing activities:	18,417	(34,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	23,551	-
Net cash provided by financing activities:	23,551	-

Effect of currency rate change on cash	(5,216)	(155,736)

Net increase (decrease) in cash and cash equivalents	(487,448)	1,290,679
Cash and cash equivalents at beginning of period	631,155	619,257
Cash and cash equivalents at end of period	$143,707	$1,909,936

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$98	$164
Cash paid during the period for taxes	-	-

The accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the three-month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC on April 15, 2010.

The consolidated financial statements as December 31, 2009 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

The Company consummated an Agreement and Plan of Merger dated June 30, 2009 (the “Agreement”) with Solar Thin Power and its shareholders, pursuant to which Solar Thin Power was merged with and into the Company (the “Merger”).  Following the Merger, effective on June 30 2009, Solar Thin Power is operated as a division of the Company.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of March 31, 2010 and December 31, 2009 amounted to $2,253,826 and $2,373,067, respectively.  The change represents foreign currency translation only. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the Company. There were no bill and hold transactions at March 31, 2010 and December 31, 2009.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (Continued)

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
MARCH 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense in connection with stock options granted, vested and re-priced in the aggregate amount of $24,822 and $329,836 was charged to operating for the three month period ended March 31, 2010 and 2009, respectively. There was no grant of stock based compensations during the quarter ended March 31, 2010.

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

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to our convertible notes, warrants and stock options.  Diluted net (loss) income per share is calculated by including potentially dilutive share issuances in the denominator.  However, diluted net (loss) per share for the three month periods ended March 31, 2010 and 2009 do not reflect the effects of 306,702 shares potentially issuable upon conversion of our convertible preferred shares as of March 31, 2010 and 2009; 253,600 and 484,600 shares potentially issuable upon the conversion of convertible debt as of March 31, 2010 and 2009, respectively;  and -0- shares potentially issuable upon the exercise of the Company's stock options and warrants (calculated using the treasury stock method) as of March 31, 2010 and  2009. These potentially issuable shares would have an anti-dilutive effect on our net (loss) per share.

Recent Accounting Pronouncements

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company is currently evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events, such that companies that file with the SEC will no longer be required to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted as of the first quarter of 2010.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a loss of $858,391 and $544,482 for the three month periods ended March 31, 2010 and 2009, respectively. Additionally, the Company has current liabilities in excess of current assets in the amount of $4,580,954 as of March 31, 2010. The Company is currently in default in the payment of certain notes payable.  These factors among others raised substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3- PRIVATE PLACEMENT OF CONVERTIBLE NOTES AND NOTE PAYABLE

A summary of convertible notes payable at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Convertible notes payable (“March 2006”) non-interest bearing; secured and due March 2009. The Company is currently in default under the terms of this note agreement. The debt discount in connection with this note has been amortized in full upon the maturity of the note in March 2009.	$1,000,000	$1,000,000
Convertible notes payable (“June 2006”), non- interest bearing; secured and due June 2009; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a rate of $5.00 per share. The Company is currently in default under the terms of this agreement. The debt discount in connection with this note has been amortized in full upon the maturity of the note in June 2009.	268,000	268,000
Note payable, non interest bearing, due March 4, 2009. The Company was in default under the terms of the note agreement. Interest accrued at 8% per annum upon the default. The Company subsequently extended this note payable on January 31, 2011.	400,000	400,000
Notes payable, demand, 12% per annum, unsecured	169,167	169,167
Total	1,837,167	1,837,167
Less Current Maturities	(1,837,167)	(1,837,167)
Total notes payable – long-term portion	$-	$-

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 3- PRIVATE PLACEMENT OF CONVERTIBLE NOTES AND NOTE PAYABLE (Continued)

The Company granted the Investors of the June 2006 Convertible debentures a first priority security interest in all of its assets. In addition, the Company pledged 100% of the shares (the “Pledged Shares”) held in its wholly owned subsidiary, Kraft Elektronikai Zrt (“Kraft”), as collateral to the Investors. The Company did not repay the note at its maturity in June 2009. As a result of the default, the Investors may seek a redemption premium equal to 125% of the outstanding principal amount.  At March 31, 2010 and December 31, 2009, the Company had accrued redemption penalty in an aggregate amount of $67,000, which represents the redemption premium in excess of the outstanding notes principal of $268,000 that was included in the Company’s current liabilities.

During the year ended December 31, 2009 and 2008, the majority of June 2006 convertible debenture noteholders have converted the notes in exchange for the Company’s common stock. However, there can be no assurance that the Company will enter into definitive settlement agreements to retire or reconstitute the remaining outstanding 2006 convertible notes.  If the Company is unable to enter into settlement or other agreements with the Investors, or is unable to obtain financing on terms acceptable to the Company in order to repay the outstanding debt owed to the Investors, the Investors may elect to exercise their first priority security interest in all of the assets of the Company, as well as sell, transfer or assign the Pledged Shares. In such event, the Company may be required to cease operations and /or seek protection from its creditors under the Federal Bankruptcy Act.

On February 1, 2010, the Company issued a forbearance agreement of $400,000 whereby the Company agreed to issue 75,000 shares of common stock, accrue interest at 18% per annum from March 4, 2009 through February 4, 2010, 8% per annum thereafter with the note due January 31, 2011.  In addition, the Company agreed to issue 10,000 shares of its common stock for each month delay past January 1, 2010 until the note is paid.  A total of 115,000 common shares were issued subsequent to the date of the financial statements pursuant to the terms of this forbearance agreement, which covers the 75,000 shares of common stock and 10,000 shares per month from January through April 2010. The Company has accrued and charged to operations the value of all common shares required to be issued as of March 31, 2010.

NOTE 4- CAPITAL STOCK

Preferred Stock

The Company has authorized 2,700,000 total shares of preferred stock. The Board of Directors designated 1,200,000 shares as Series A 12.5% cumulative preferred stock (“Series A Preferred Stock”), with a par value of $0.01 per share. The preferred stock is entitled to preference upon liquidation of $0.63 per share for any unconverted shares. As of March 31, 2010 and December 31, 2009, there were no shares of Series A Preferred Stock issued and outstanding.

The Board of Directors has designated a total of 1,500,000 shares of Series B Preferred Stock:

•
The Board of Directors has designated 1,000,000 shares of its preferred stock as Series B-1 Preferred Stock (“B-1 Preferred”). Each share of Series B-1 Preferred Stock is entitled to preference upon liquidation of $2.19 per share for any unconverted shares. Each shares of the Series B-1 Preferred shall be entitled to one (1) vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Eighty five (85) Series B-1 Preferred shares may be converted to one (1) share of the Company’s common stock. As of March 31. 2010 and December 31 2009  there were 228,652 shares of Series B-1 Preferred issued and outstanding.

•
The Board of Directors has designated 232,500 shares of its preferred stock as Series B-3 Preferred Stock (“B-3 Preferred”). Each share of the Series B-3 Preferred shall be entitled to six and four tenths (6.4) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Each Series B-3 Preferred share may be converted to six and four tenths (6.4) shares of the Company’s common stock. As of March 31, 2010 and December 31, 2009, there were 47,502 shares of Series B-3 Preferred issued and outstanding.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 4- CAPITAL STOCK (Continued)

•
In June 2006 the Board of Directors designated 100,000 shares of its preferred stock as Series B-4 Preferred Stock (“B-4 Preferred”).  Upon the filing of an amendment which increased the number of authorized common shares such that there was an adequate amount of authorized common stock per issuance upon conversion of the Series B-4 Preferred, the Series B-4 Preferred shares automatically converted to shares of the Company's common stock at a rate of seventy (70) common shares for each share of Series B-4 Preferred. During the year ended December 31, 2007, 95,500 shares of Series B-4 Preferred were converted into 6,685,000 shares of the Company’s common stock. As of March 31, 2010 and December 31, 2009, there were no shares of Series B-4 Preferred issued and outstanding.

Common Stock

On September 3, 2009, the Company affected a one-for-five (1 to 5) reverse stock split of its issued and outstanding shares of common stock, $0.01 par value. All references in the consolidated financial statements and the notes to consolidated financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split.

On September 3, 2009, the Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.01 per share. As of March 31, 2010 and December 31, 2009, there were 19,131,274 and 18,988,893 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2010, the Company issued an aggregate of 142,381 shares of common stock, valued at $72,262, in exchange for operating expenses paid by shareholders.

NOTE 5- RELATED PARTY NOTES PAYABLE AND TRANSACTIONS

There were no related party sales and/or cost of sales for the three month period ended March 31, 2010 and 2009.

During the three month period ended March 31, 2010, the Company received an advance of $23,735 from Isvan Krafcsik, an owner of BudaSolar (see Note 8 below).  Advance is non interest bearing and is due upon demand.

During the three months ended March 31, 2010, the Company issued an aggregate of 142,381 shares of common stock for operating expenses paid by shareholders (Note 4).

The Company has a dividend payment obligation due to the former shareholders valued at $136,437 and $143,656 as of March 31, 2010 and December 31, 2009, respectively. Changes in the recorded amounts are related to the changes in the currency exchange rates.

NOTE 6 – NON CONTROLLING INTEREST

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

NOTE 7- ECONOMIC DEPENDENCY

During the three month period March 31, 2009, $1,658,740 or 100% of the total revenues were derived from one customer; for the three month period ended March 31, 2010, the Company did not generate revenues.

The Company has no supplier that accounts for greater than 10% of the Company’s costs of sales during the three months ended March 31, 2010 and 2009.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease agreement

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. In November 2007, the terms of the lease agreement were modified effectively increasing the monthly rent to $20,800 per month starting on January 1, 2008 for the next three years through December 31, 2010. The Company also has other month to month leases for its offices and facilities. The minimum future cash flow for the leases at March 31, 2010 is as follows:

Amount:
Year ending December 31, 2010	$187,200

During the year ended December 31, 2009, the Company abandoned their facilities in Budapest, Hungary.  As such the Company accrued $250,000 for potential lease cancellation penalties at December 31, 2009.  Settlement is currently under negotiations.

Rent expense amounted to $5,248 and $62,934 for the three month period ended March 31, 2010 and 2009, respectively.

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

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Contingent Obligation (continued)

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

Product Warranty Obligation

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with ASC 460-10. The range for the warranty coverage for the Company’s products is up to 18 to 24 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company’s determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations. Accrued provision for product warranty was approximately $202,000 and $212,687 as of March 31, 2010 and December 31, 2009, respectively. The change represents foreign currency translation fluctuation.

Employment and Consulting Agreements

The Company has consulting agreements with its key officers. In addition to compensation and benefit provisions, the agreements include non-disclosure and confidentiality provisions for the protection of the Company's proprietary information.

The Company entered into a one year investor relations agreement beginning January 2010 for an overall obligation of  $110,000 including 50,000 shares of the Company Common Stock and $88,000 of cash payments, of which, $44,000 was paid during the current quarter. The 50,000 shares of Common Stock were paid subsequent to the date of financial statements (Note 10).

The Company entered into a one year investor relations agreement beginning January 2010 in exchange for 1,000,000 shares of the Company’s common stock. The shares were paid subsequent to the date of the financial statements (Note 10).

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
MARCH 31, 2010

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

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

On May 17, 2010, the Company entered into a new share exchange agreement with BudaSolar and the BudaSolar shareholders.  The revised transaction contemplates that the Company will directly acquire 100% of the share capital of BudaSolar in exchange for 70,000 shares of the Company’s Series B-5 convertible voting preferred stock (the “B-5 Preferred Stock”).  The B-5 Preferred Stock has a liquidation value of $7.0 million and is convertible at any time by the holders into a minimum of 7.0 million and a maximum of 49.0 million shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”).  The aggregate number of shares of Company Common Stock into which all if the B-5 Preferred Stock would be convertible (the “Conversion Shares”) will depend upon the audited combined pre-tax income of the Company’s Kraft and BudaSolar subsidiary corporations (the “Corporations Pre-Tax Income”) at the end of each of the five consecutive fiscal years ending December 31, 2010 through December 31, 2014 (the “Measuring Period”).  The target Corporations Pre-Tax Income and the corresponding number of Conversion Shares that can be exercised at the end of any one or more fiscal years during the Measuring Period is based on a “grid” of such Pre-Tax Income and Conversion Shares.  For example if the Corporations Pre-Tax Profits at the end of any of the five fiscal years in the Measuring Period is $0 to $3.0 million, the number of Conversion Shares would be 7.0 million; if such Pre-Tax Income is $10.0 million, then the number of Conversion Shares would be 21.0 million; and if such Pre-Tax Income is $55.0 million or more, the Conversion Shares would be 49.0 million.  On March 31, 2015, any B-5 Preferred Stock not converted into Common Stock would automatically convert based upon the Corporations Pre-Tax Income for the fiscal year ending December 31, 2014.

Upon the execution of the BudaSolar share exchange agreement, the Company provided $75,000 to BudaSolar as a working capital advance, and is obligated to provide additional working capital thereafter. In addition, we shall assume the obligations of repayment of all outstanding loans made by the BudaSolar shareholders or their affiliates to BudaSolar prior to the date of the agreement, so that, as of the closing date, BudaSolar will have either positive stockholders equity or capital of not less than US $1,000. Such loans will be evidenced by a 5 year subordinated note of the Company, which shall (i) bear interest at an annual rate equal to LIBOR plus a margin of 3%; and (ii) be subject to full or partial repayment to the BudaSolar shareholders on the earlier to occur of (a) receipt of €30.0 million down payment by BudaSolar under its thin film silicon photovoltaic solar module process line sale and purchase agreement with China City Investments Limited; provided that, sufficient funds remain from such down payment to permit BudaSolar to meet all of its obligations under the China City agreement; (b) receipt of net proceeds, if any, in excess of $3.5 million received by the Company in a financing transaction; or (c) out of excess cash flow of BudaSolar and Kraft.  In addition, the Company has agreed to cause BudaSolar and Kraft to repay to Istvan Krafcsik by July 31, 2010 approximately $65,000 as repayment for a loan recently made by Mr. Krafcsik to BudaSolar.

 SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31. 2010

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Share Exchange Agreement (continued)

Under the terms of a separate agreement with BudaSolar, Kraft has contracted to purchase from BudaSolar (1) equipment assembly services on some of its equipment based on a fixed fee per equipment, and (2) installation related technical services based on hourly rates.  In connection with these services, Kraft has paid $1,370,000 in advances to BudaSolar during the second quarter of 2009 and an additional $144,930 during the first quarter of 2010. BudaSolar has provided $747,891 worth of services in 2009 and $-0- worth of services for the three months ended March 31, 2010 to Kraft, which left a credit balance of advances wired to BudaSolar of $767,039 as of March 31, 2010.  During 2008, BudaSolar received $750,000 pursuant to the Stock Exchange Agreement from the Company, which was fully repaid in the second quarter of 2009.

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

 SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31. 2010

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

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
MARCH 31, 2010

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

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

Under the Second Amendment, the outside closing date of the transactions contemplated pursuant to the Settlement Agreement was extended to December 4, 2010 (the “Closing Date”). In addition, the definition of “RESI Debt” was amended to include the net amount of indebtedness, not to exceed $831,863, owed by RESI to the Company or its affiliates as of the Closing Date together with accrued interest thereon.

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
MARCH 31, 2010

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

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

 SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Proposed Acquisition of Algatec (continued)

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

NOTE 9 – SEGMENT INFORMATION

The Company's operations fall into one single product segment, photovoltaic thin film modules: producing and/or installing and commissioning factory equipment that produces photovoltaic thin film modules. The Company manages its operations, and accordingly determines its operating segments, on a geographic basis. Consequently, the Company has one operating geographic location, Hungary. The performance of geographic operating segments is monitored based on net income or loss (after income taxes, interest, and foreign exchange gains/losses). The accounting policies of the segments are the same as those described in the summary of accounting policies in Note 1. There are no intersegment sales revenues. The following tables summarize financial information by geographic segment for the three month periods ended March 31, 2010 and 2009:

 SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 9 – SEGMENT INFORMATION (continued)

Geographic information for the three month period ended March 31, 2010:

	Hungary	(Corporate)	Total
Total Revenues	$-	$-	$-

Depreciation and amortization expense	16,571	-	16,571

Interest income	13,453	-	13,453
Interest expense	(98)	(143,920)	(144,018)
Net interest income (expense)	13,355	(143,920)	(130,565)

Debt acquisition cost	-	-	-
Research and development	-	-	-
Net loss attributable to Solar Thin Films, Inc. common shareholders	(182,337)	(676,054)	(858,391)

Fixed assets, net	201,867	-	201,867
Fixed asset additions	$-	$-	$-

Geographic information for three month period ended March 31, 2009:

	Hungary	(Corporate)	Total
Total Revenues	$1,658,740	$-	$1,658,740

Depreciation and amortization	33,533	-	33,533

Interest income	165	29,610	29,775
Interest expense	(1,882)	(296,107)	(297,989)
Net interest income (expense)	(1,717)	(266,497)	(268,214)

Debt acquisition cost	-	(14,455)	(14,455)
Research and development	-	-	-
Net income (loss) attributable to Solar Thin Films, Inc. common shareholders	250,378	(794,511)	(544,133)

Fixed assets, net	334,378	-	334,378
Fixed asset additions	$34,672	$-	$34,672

 SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 9 – SEGMENT INFORMATION (continued)

Geographic information of revenues by customers’ locations/countries for three month periods ended March 31, 2010 and 2009:

Customer Countries:	March 31, 2010	March 31, 2009
Spain	$-	$1,658,740

NOTE 10 – SUBSEQUENT EVENTS

In April 2010, the Company issued an aggregate of 1,100,000 shares of its common stock for services rendered and to be rendered.

In April 2010, the Company issued 146,900 shares of its common stock in exchange for $65,000 convertible note and related accrued interest of $8,450.
In April 2010, the Company issued 145,000 shares of its common stock, at a conversion price of $0.50 per share, upon conversion of a March 2006 note in the amount of $65,000 plus accrued interest.

On May 17, 2010, the Company entered into a new share exchange agreement with BudaSolar and the BudaSolar shareholders.  The revised transaction contemplates that the Company will directly acquire 100% of the share capital of BudaSolar in exchange for 70,000 shares of the Company’s  newly designated Series B-5 convertible voting preferred stock (the “B-5 Preferred Stock”).  The B-5 Preferred Stock has a liquidation value of $7.0 million and is convertible at any time by the holders into a minimum of 7.0 million and a maximum of 49.0 million shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”).  The aggregate number of shares of Company Common Stock into which all if the B-5 Preferred Stock would be convertible (the “Conversion Shares”) will depend upon the audited combined pre-tax income of the Company’s Kraft and BudaSolar subsidiary corporations (the “Corporations Pre-Tax Income”) at the end of each of the five consecutive fiscal years ending December 31, 2010 through December 31, 2014 (the “Measuring Period”).  The target Corporations Pre-Tax Income and the corresponding number of Conversion Shares that can be exercised at the end of any one or more fiscal years during the Measuring Period is based on a “grid” of such Pre-Tax Income and Conversion Shares.  For example if the Corporations Pre-Tax Profits at the end of any of the five fiscal years in the Measuring Period is 0 to $3.0 million, the number of Conversion Shares would be 7.0 million; if such Pre-Tax Income is $10.0 million, then the number of Conversion Shares would be 21.0 million; and if such Pre-Tax Income is $55.0 million or more, the Conversion Shares would be 49.0 million.  On March 31, 2015, any B-5 Preferred Stock not converted into Common Stock would automatically convert based upon the Corporations Pre-Tax Income for the fiscal year ending December 31, 2014.

Upon the execution of the BudaSolar share exchange agreement, the Company provided $75,000 to BudaSolar as a working capital advance, and is obligated to provide additional working capital thereafter. In addition, we shall assume the obligations of repayment of all outstanding loans made by the BudaSolar shareholders or their affiliates to BudaSolar prior to the date of the agreement, so that, as of the closing date, BudaSolar will have either positive stockholders equity or capital of not less than US $1,000. Such loans will be evidenced by a 5 year subordinated note of the Company, which shall (i) bear interest at an annual rate equal to LIBOR plus a margin of 3%; and (ii) be subject to full or partial repayment to the BudaSolar shareholders on the earlier to occur of (a) receipt of €30.0 million down payment by BudaSolar under its thin film silicon photovoltaic solar module process line sale and purchase agreement with China City Investments Limited; provided that, sufficient funds remain from such down payment to permit BudaSolar to meet all of its obligations under the China City agreement; (b) receipt of net proceeds, if any, in excess of $3.5 million received by the Company in a financing transaction; or (c) out of excess cash flow of BudaSolar and Kraft.  In addition, the Company has agreed to cause BudaSolar and Kraft to repay to Istvan Krafcsik by July 31, 2010 approximately $65,000 as repayment for a loan recently made by Mr. Krafcsik to BudaSolar.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” IN OUR FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 15, 2010 AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. IN ADDITION, SEE “CAUTIONARY   STATEMENT REGARDING FORWARD-LOOKING STATEMENTS” SET FORTH IN THIS REPORT.

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

On April 3, 2009, the Company and Kraft entered into a share exchange agreement with BudaSolar Technologies Co. Ltd. (“BudaSolar”) and its shareholders.  The agreement restated a prior agreement entered into in 2008.  Under the terms of the restated agreement, the BudaSolar shareholders were to have acquired a 49% equity interest in Kraft, in exchange for transferring 100% of the BudaSolar equity to Kraft.  Such agreement was subject to the satisfaction of certain closing conditions, including the Company’s repayment of all outstanding June 2006 convertible notes in order to secure the release of the shares of Kraft pledged as security to the June 2006 note holders.  Although only $268,000 of such notes are still outstanding, the Kraft shares still remain subject to the pledge agreement.  On May 17, 2010, the Company entered into a new stock exchange agreement with BudaSolar and the BudaSolar shareholders, the terms of which are described below.

For more than the past 18 months, BudaSolar has been providing technical support to our Kraft subsidiary under a separate agreement.  In connection with these services, Kraft has paid $1,370,000 in advances to BudaSolar during the second quarter of 2009 and an additional $144,930 during the first quarter of 2010. BudaSolar has provided $747,891 worth of services in 2009 and $-0- worth of services for the three months ended March 31, 2010 to Kraft, which left a credit balance of advances wired to BudaSolar of $767,039 as of March 31, 2010.  In addition, during 2008, BudaSolar received $750,000 in advances from the Company, which was fully repaid in the second quarter of 2009.

The Company’s Kraft subsidiary is highly dependent upon the ongoing technical expertise of the BudaSolar personnel in completing and making operational the Kraft line of a-Si solar module equipment.   In such connection, Kraft recently completed the installation of equipment for its sole customer, Grupo Unisolar SA in Spain.  The customer has resisted payment of the final €968,265 installment due under the April 8, 2008 contract allegedly due to certain maintenance and repair complaints with respect to our amorphous silicon equipment line. We are actively engaged in good faith and productive discussions to resolve this, to establish joint research and product development efforts, to achieve international product certifications for Grupo’s a-Si modules, and to develop strategic alliances possibly including cross-ownership. The Company is confident that the full balance due from Grupo Unisolar will be collected.   If the Company is unable to satisfy its only existing customer, its a-Si module equipment business could be materially and adversely affected.

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

Consummation of either or both of the BudaSolar and Algatec acquisitions, as well as all other expansion plans of the Company, are subject to its ability to solve its significant working capital shortages; make payment or other arrangements for the resolution of approximately $1.3 million of indebtedness currently in default as of the filing date of this report ($1,000,000 of which became in default in March 2009 and $268,000 of indebtedness which became in default in June 2009 (plus redemption penalties and accrued interest)) and other accrued accounts payable, all of which are overdue.  In the event that the Company is unable to resolve these matters within the next 90 days, it may be unable to continue in business and/or may be required to seek protection from its creditors under the Federal Bankruptcy Act.

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

On May 17, 2010, the Company entered into a new share exchange agreement with BudaSolar and the BudaSolar shareholders.  The revised transaction contemplates that the Company will directly acquire 100% of the share capital of BudaSolar in exchange for 70,000 shares of the Company’s Series B-5 convertible voting preferred stock (the “B-5 Preferred Stock”).  The B-5 Preferred Stock has a liquidation value of $7.0 million and is convertible at any time by the holders into a minimum of 7.0 million and a maximum of 49.0 million shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”).  The aggregate number of shares of Company Common Stock into which all if the B-5 Preferred Stock would be convertible (the “Conversion Shares”) will depend upon the audited combined pre-tax income of the Company’s Kraft and BudaSolar subsidiary corporations (the “Corporations Pre-Tax Income”) at the end of each of the five consecutive fiscal years ending December 31, 2010 through December 31, 2014 (the “Measuring Period”).  The target Corporations Pre-Tax Income and the corresponding number of Conversion Shares that can be exercised at the end of any one or more fiscal years during the Measuring Period is based on a “grid” of such Pre-Tax Income and Conversion Shares.  For example if the Corporations Pre-Tax Profits at the end of any of the five fiscal years in the Measuring Period is 0 to $3.0 million, the number of Conversion Shares would be 7.0 million; if such Pre-Tax Income is $10.0 million, then the number of Conversion Shares would be 21.0 million; and if such Pre-Tax Income is $55.0 million or more, the Conversion Shares would be 49.0 million.  On March 31, 2015, any B-5 Preferred Stock not converted into Common Stock would automatically convert based upon the Corporations Pre-Tax Income for the fiscal year ending December 31, 2014.

Upon the execution of the BudaSolar share exchange agreement, the Company provided $75,000 to BudaSolar as a working capital advance, and is obligated to provide additional working capital thereafter. In addition, we shall assume the obligations of repayment of all outstanding loans made by the BudaSolar shareholders or their affiliates to BudaSolar prior to the date of the agreement, so that, as of the closing date, BudaSolar will have either positive stockholders equity or capital of not less than US $1,000. Such loans will be evidenced by a 5 year subordinated note of the Company, which shall (i) bear interest at an annual rate equal to LIBOR plus a margin of 3%; and (ii) be subject to full or partial repayment to the BudaSolar shareholders on the earlier to occur of (a) receipt of €30.0 million down payment by BudaSolar under its thin film silicon photovoltaic solar module process line sale and purchase agreement with China City Investments Limited; provided that, sufficient funds remain from such down payment to permit BudaSolar to meet all of its obligations under the China City agreement; (b) receipt of net proceeds, if any, in excess of $3.5 million received by the Company in a financing transaction; or (c) out of excess cash flow of BudaSolar and Kraft.  In addition, the Company has agreed to cause BudaSolar and Kraft to repay to Istvan Krafcsik by July 31, 2010 approximately $65,000 as repayment for a loan recently made by Mr. Krafcsik to BudaSolar.

Under the terms of a separate agreement with BudaSolar, Kraft has contracted to purchase from BudaSolar (1) equipment assembly services on some of its equipment based on a fixed fee per equipment, and (2) installation related technical services based on hourly rates.  In connection with these services, Kraft has paid $1,370,000 in advances to BudaSolar during the second quarter of 2009 and an additional $144,930 during the first quarter of 2010. BudaSolar has provided $747,891 worth of services in 2009 and $-0- worth of services for the three months ended March 31, 2010 to Kraft, which left a credit balance of advances wired to BudaSolar of $767,039 as of March 31, 2010.  During 2008, BudaSolar received $750,000 pursuant to the Stock Exchange Agreement from the Company, which was fully repaid in the second quarter of 2009.

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

The Company’s Kraft subsidiary is highly dependent upon the ongoing technical expertise of the BudaSolar personnel in completing and making operational the Kraft line of a-Si solar module equipment.   In such connection, Kraft recently completed the installation of equipment for its sole customer, Grupo Unisolar SA in Spain.  The customer has resisted payment of the final €968,265 installment due under the April 8, 2008 contract allegedly due to certain maintenance and repair complaints with respect to our amorphous silicon equipment line. We are actively engaged in good faith and productive discussions to resolve this, to establish joint research and product development efforts, to achieve international product certifications for Grupo’s a-Si modules, and to develop strategic alliances possibly including cross-ownership. The Company is confident that the full balance due from Grupo Unisolar will be collected.   If the Company is unable to satisfy its only existing customer, its a-Si module equipment business could be materially and adversely affected.

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

Critical Accounting Policies

The Company's discussion and analysis of its consolidated financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company's consolidated operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

•	Revenue Recognition;

•	Cost of Sales;

•	Allowance for Doubtful Accounts;

•	Research and Development;

•	Product Warranty Reserve;

•	Stock Based Compensation; and

•	Use of Estimates.

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of March 31, 2010 and December 31, 2009 amounted to $2,253,826 and $2,373,067, respectively. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the Company. There were no bill and hold transactions at March 31, 2010 and March 31, 2009.

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

During the three month period ended March 31, 2009, the Company accrued an additional $26,000 in warranty costs as a result of shipments to Grupo Unisolar, and did not incur any product warranty costs. During the three months ended the Company did not accrue or incur product liability costs.  The balance as of March 31, 2010 and December 31, 2009 was $202,000 and $212,687, respectively. The change represents foreign currency translation.

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”).  The Company made no employee stock-based compensation grants before December 31, 2005 and therefore had no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation in connection with stock options granted, vested and repriced for the three months ended March 31, 2010 and 2009 was $24,822 and $329,836, respectively.

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

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. In November 2007, the Company signed the modification of lease agreement resulted a charge of $20,800 per months from January 1, 2008 for three years period of time through December 31, 2010. In July 2009 and January 2010, Kraft terminated its lease agreements covering its corporate offices and facilities in Budapest and Körmend Hungary.  In addition, in December 2009 and January 2010, Kraft entered into new lease agreements for its corporate offices and facilities in Budapest, Hungary. The minimum future cash flow for the leases at March 31, 2010 is as follows:

Amount:
Year ending December 31, 2010	$187,200
Total	$187,200

Disclose the abandon and accrual in 2009.

Results of Operations

Three months ended March 31, 2010 as compared to the three months ended March 31, 2009

Revenues

The following table summarizes our revenues for the three months ended March 31, 2010 and 2009:

Three months ended March 31,	2010	2009
Total Revenues	$-0-	$1,658,740

For the three months ended March 31, 2010, revenues decreased by 100% or $1,658,740 as compared to the three months ended March 31, 2009.  The Company did not deliver any Equipment or Factory sales for the  period ended March 31, 2010.

During 2007 and 2008, the Company began to shift its marketing focus from Equipment Sales to Factory Sales (delivered on a “turnkey” basis, which by definition include a full set of equipment plus installation and training services or commissioning process). The Company signed its first deal in June of 2008 (and received the balance of its deposit in September 2008), for which it completed its first minor equipment portion of the Factory Sales delivery in December of 2008 valued at $147,262. The Company began shipping the balance of the equipment in March 2009 and expects to deliver substantially all of the equipment for this 7.9 million euro order during fiscal year 2010. During 2010, the Company also expects that a majority of its revenue will come from Factory Sales rather than Equipment Sales, and does not expect to derive any substantial revenue from related parties. No revenue was reported in the first quarter 2010 under the Company's only contract with Grupo Unisolar. Commencing in 2008, the Company has decided to further break out its revenue into Equipment Sales and Factory Sales and to continue to do so in the future in both annual and quarterly filings.

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

Cost of sales

The following table summarizes our cost of sales for the three months ended March 31, 2010 and 2009:

Three months ended March 31,	2010	2009
Total cost of sales	$-0-	$828,676

For the three months ended March 31, 2010, our cost of sales was $-0- as compared to $828,676, or 50% of our revenue for the three months ended March 31, 2009. During the three month period ended March 31, 2010, the Company did not deliver any Equipment or Factory Sales.

Our cost of revenue predominantly consists of the cost of labor, raw materials, depreciation and absorbed indirect manufacturing cost.

Selling, General and Administration Expenses

The following table summarizes our selling, general and administration expense for the three months ended March 31, 2010 and 2009:

Three months ended March 31,	2010	2009
Total selling, general and administration expense	$702,796	$1,169,787

For the three months ended March 31, 2010, selling, general and administrative expenses were $702,796 as compared to $1,169,787 for the three months ended March 31 2009. The decrease in selling, general and administrative expenses is attributable to reduction in staff costs, consultants, legal and audit related incurred in 2010 as compared with 2009.

Depreciation and amortization

The following table summarizes our depreciation (excluding depreciation allocated to cost of sales) and amortization for the three months ended March 31, 2010 and 2009:

Three months ended March 31,	2010	2009
Depreciation and amortization	$16,571	$24,050

Depreciation and amortization has decreased by $7,479 in the three months ended March 31 2010 compared to the three months ended March 31, 2009. The decrease is mainly due to the aging of equipment purchased in previous years.

Interest expense, net

The following table summarizes our interest expense, net for the three months ended March 31 2010 and 2009:

Three months ended March 31,	2010	2009
Interest expense, net	$130,565	$268,214

Interest expense, net has decreased by $137,649 in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease is mainly due to the debt discount of convertible debentures being fully amortized by the second quarter of 2009, and there was no such amortization in 2010.

Liquidity and Capital Resources

As of March 31, 2010, we had working capital deficit of $4,580,954. We generated a deficit in cash flow from operations of $524,200 for the three months ended March 31 2010. This deficit is primary attributable to our net loss of $858,391, net with depreciation and amortization and deferred compensation of  $26,188 as well as $97,084 stock based compensation and stock issued in exchange for operating expenses paid by shareholders, loss on deposit and sale of equipment, $7,117 and the changes in the balances of assets and liabilities. Operating assets increased $177,726, net with an increase in operating liabilities of $381,528.

Cash flow generated by investing activities for the three months ended March 31, 2010 was $18,417 resulted from sale of property and equipment.

Cash generated by financing activities for the three months ended March 31, 2010 was $23,551 from proceeds from related party advances.

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

As at March 31 2010, the Company’s consolidated current liabilities exceeded its consolidated current assets by $4,580,954.   As of the filing date of this report, the Company is currently in default in the payment of certain notes payable aggregating $1,000,000 and $268,000 (plus redemption penalties and accrued interest) which became due in March and June 2009, respectively, and accounts payable and accrued liabilities of approximately $2.9 million are also due.  Unless the Company is able to obtain additional capital or other financing within the next 60 to 90 days, or sooner, its creditors may sue to collect on their notes and accounts.  In such event, the Company may be required to seek protection from its creditors under the Federal Bankruptcy Act.  Although the Company is actively pursuing such financing, there is no assurance that it will be obtained on commercially reasonable terms, if at all.  Even if such financing is obtainable, it may be expected that the terms thereof will significantly dilute the equity interests of existing stockholders of the Company.

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

On April 26, 2010, one of the Company’s March 2006 convertible note holders settled for 146,900 shares of the Company’s Common Stock as settlement of convertible debenture of $65,000 and unpaid accrued interest.

As of the date of this report, an aggregate of $268,000 of the Company’s June 2006 convertible notes held by 2 noteholders remain unpaid and in default, and a former holder of convertible notes is suing the Company for $255,000 of alleged fees and penalties it claims is owed under the June 2006 agreements.  See Note 8, “Litigation.” The Company is in the process of negotiating settlements with such note holders.

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

The translation of the Company’s subsidiaries forint denominated balance sheets into U.S. dollars, as of March 31 2010, has been affected by the U.S. dollar against the Hungarian forint due to recent strengthening of the U.S. dollar. The currency has changed from 233.00 as of March 31 2009 to 198.02 as of March 31 2010, approximate 18% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars for the three months ended March 31 2010 and 2009 were 226.43 and 194.7025, respectively, an approximate 16% depreciation in value.

New Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31 2010, as compared to the recent accounting pronouncements described in the 2009 Annual Report that are of material significance, or have potential material significance, to the Company.

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company is currently evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events, such that companies that file with the SEC will no longer be required to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted as of the first quarter of 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31 2010 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31 2010.

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

Internal Controls over Financial Reporting

During the fiscal quarter ended March 31 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

           There have been no material changes to the risks to our business described in our Annual Report on Form-10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on April 15, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2010, the Company issued an aggregate of 142,381 shares for services rendered.

We believe that all of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

           As of the filing date of this report, the Company is currently in default in the payment of certain notes payable aggregating $1,000,000 and $268,000 (plus redemption penalties and accrued interest) which became due in March and June 2009, respectively, and accounts payable and accrued liabilities of approximately $2.9 million are also due.  Unless the Company is able to obtain additional capital or other financing within the next 60 to 90 days, or sooner, its creditors may sue to collect on their notes and accounts.  In such event, the Company may be required to seek protection from its creditors under the Federal Bankruptcy Act.  Although the Company is actively pursuing such financing, there is no assurance that it will be obtained on commercially reasonable terms, if at all.  Even if such financing is obtainable, it may be expected that the terms thereof will significantly dilute the equity interests of existing stockholders of the Company.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

           None.

ITEM 6. EXHIBITS.

           The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q has been identified.

Exhibit No.	Exhibit Name

10.1	Stock Exchange Agreement dated as of May 17, 2010 by and among Solar Thin Films, Inc., BudaSolar Technologies Co., Ltd., New Palace Investments Ltd., Istvan Krafcsik and Attila Horvath.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 24, 2010	SOLAR THIN FILMS, INC.

/s/ Robert M. Rubin
Robert M. Rubin
Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer)