Form 10-Q
period 2010-06-30
Solar Thin Films, Inc.
filed 2010-08-23
CIK 859792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2010

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

Number of outstanding shares of the registrant's par value $0.01 common stock, as of August 3, 2010: 20,493,204.

Solar Thin Films, Inc.
Quarterly Report on Form 10-Q

Table of Contents

		PAGE

Cautionary Statement Concerning Forward-Looking Statements.		3

PART I	FINANCIAL INFORMATION	F-1 - F-26

Item 1.	Condensed Consolidated Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009.	F-1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2010 and 2009 (unaudited).	F-2

	Condensed Consolidated Statement of Stockholders' Deficiency/Equity for the year ended December 31, 2009 and six months ended June 30, 2010 (unaudited).	F-3- F-4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2010 and 2009.	F-5

	Notes to Unaudited Condensed Consolidated Financial Statements.	F-6 - F-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19

Item 4T.	Controls and Procedures.	19

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.	20

Item 1A.	Risk Factors.	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20

Item 3.	Defaults Upon Senior Securities.	21

Item 4.	(Removed and Reserved).	21

Item 5.	Other Information.	21

Item 6.	Exhibits.	21

	Signatures.	22

Cautionary Statement Concerning Forward-Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

•
we have a significant working capital shortage; as of the filing date of this report, we are currently in default in payment of $935,000 of indebtedness which became due in March 2009 and $268,000 of indebtedness (plus redemption penalties and accrued interest) which became due in June 2009, and may face litigation or even bankruptcy if we are unable to meet or restructure our obligations;

•	we need to raise additional capital which may not be available on acceptable terms or at all;

•	we have a history of substantial losses, may incur additional losses in 2010 and beyond, and may never achieve or maintain profitability;

•	our revenues and operating results are likely to fluctuate significantly;

•	we have only generated limited revenues and may never achieve profitability;

•	our equipment business is small and projected revenues may not materialize;

•	we are required to raise additional capital to support our Kraft Elektronkai Zrt operating subsidiary and complete our acquisition of BudaSolar Technologies Co., Ltd. and 2Cor9, LLC;

•	our inability to perform under significant contract(s) would have a material adverse effect on our consolidated business and prospects;

•	we may not be able to complete our proposed acquisition of BudaSolar Technologies Co., Ltd. and 2Cor9, LLC;

•	we may be unable to acquire a significant equity interest in Algatec Solar AG;

•	our equipment business is dependent on payments due from one customer and loss of this customer, or failure of this customer to pay, will each have a negative impact on our operations;

•	evaluating our business and future prospects may be difficult due to the rapidly changing market landscape;

•	our “turnkey” manufacturing facility may not gain market acceptance, which would prevent us from achieving increased sales and market share;

•	technological changes in the solar power industry could render our turnkey manufacturing facilities uncompetitive or obsolete, which could reduce our market share and cause our sales to decline;

•
we face risks associated with the marketing, development and sale of our turnkey facilities internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad;

•	we may not be able to successfully develop and commercialize our turnkey PV manufacturing facilities which would result in continued losses and may require us to curtail or cease operations;

•	our fixed-price contracts could subject us to losses in the event that we have cost overruns;

•	we have a few proprietary rights, the lack of which may make it easier for our competitors to compete against us;

•	we depend on the services of key executives and technical and other personnel, the loss of whom could materially harm our business or reduce our operational effectiveness;

•	we do not maintain theft or casualty insurance and only maintain modest liability and property insurance coverage and therefore we could incur losses as a result of an uninsured loss;

•	our research and development activities may not yield any commercially viable technologies; and

•	governmental regulation may have a negative impact on our business.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$19,226	$631,155
Accounts receivable, net of allowance for doubtful accounts of $665,014 and $696,067, respectively	1,140,327	1,397,593
Accounts receivable, related party, net of allowance for doubtful accounts of $831,863	-	-
Inventory	31,603	131,240
Advances to suppliers	97,970	622,526
Note receivable, net of allowance for doubtful accounts of $250,000	-	-
Deposits and other current assets	393,996	115,580
Total current assets	1,683,122	2,898,094

Property, plant and equipment, net of accumulated depreciation of $283,198 and $446,718, respectively	138,308	256,136

Total assets	$1,821,430	$3,154,230

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,899,613	$2,563,910
Capital leases, current portion	2,407	2,499
Notes payable, current portion	1,772,167	1,837,167
Advances, related party	17,601	-
Deferred revenue	765,875	2,373,067
Total current liabilities	5,457,663	6,776,643

Capital leases, long term	2,544	4,981
Dividends payable	115,213	143,656
Total long term debt	117,757	148,637

Commitments and contingencies	-	-

Stockholder's Deficit
Preferred stock, par value $0.01 per share; 2,700,000 shares authorized:
Series A Preferred stock, par value $0.01 per share; 1,200,000 shares designated; -0- issued and outstanding at June 30, 2010 and December 31, 2009
Series B Preferred stock, par value $0.01 per share; 1,500,000 shares designated:
Series B-1 Preferred stock, par value $0.01 per share, 1,000,000 shares designated, 228,652 issued and outstanding at June 30, 2010 and December 31, 2009	2,286	2,286
Series B-3 Preferred stock, par value $0.01 per share, 232,500 shares designated, 47,497 and 47,502 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	475	475
Series B-4 Preferred stock, par value $0.01 per share, 100,000 shares designated, -0- issued and outstanding at June 30, 2010 and December 31, 2009	-	-
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 20,493,204 and 18,988,893 issued and outstanding as of June 30, 2010 and 2009, respectively	204,932	189,889
Shares to be issued	200,000	200,000
Additional paid in capital	25,339,590	24,660,277
Treasury stock	(80,000)	(80,000)
Accumulated deficit	(30,512,564)	(29,551,979)
Accumulated other comprehensive income	1,091,291	808,002
Total shareholders' deficit	(3,753,990)	(3,771,050)

Total Liabilities and Stockholders' Deficit	$1,821,430	$3,154,230

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

REVENUE:
			-	-
Factory sales	$1,184,515	$4,562,284	$1,184,515	$6,221,024
Total revenue	1,184,515	4,562,284	1,184,515	6,221,024

Cost of sales	692,624	3,297,095	692,624	4,125,771
Gross profit	491,891	1,265,189	491,891	2,095,253

OPERATING EXPENSES:
General, selling and administrative expenses	515,545	1,389,308	1,218,341	2,559,095
Depreciation	19,133	25,645	35,704	49,695
Total operating expenses	534,678	1,414,953	1,254,045	2,608,790

NET (LOSS) FROM OPERATIONS	(42,787)	(149,764)	(762,154)	(513,537)

Other income/(expense):
Loss on sale of equipment	(2,862)	-	(9,979)	-
Foreign currency transaction (loss):	(136)	(193,005)	(1,478)	(105,223)
Interest expense, net	(56,460)	(451,026)	(187,025)	(719,240)
Gain on change in fair value of reset provision liability	-	8,867	-	21,776
Impairment of investment	-	(150,000)	-	(150,000)
Debt acquisition costs	-	(12,045)	-	(26,500)
Other income	51	4,377	51	5,645

Net (loss) before provision for income taxes	(102,194)	(942,596)	(960,585)	(1,487,079)

Income taxes	-	-	-	-

Net (Loss)	(102,194)	(942,596)	(960,585)	(1,487,079)

Non-controlling interest	-	(9,121)	-	(8,771)

NET (LOSS) ATTRIBUTABLE TO SOLAR THIN FILMS, INC.	$(102,194)	$(951,717)	$(960,585)	$(1,495,850)

Net (loss) per common share (basic and fully diluted)	$(0.01)	$0.08)	$(0.05)	$(0.13)

Weighted average shares outstanding (basic and fully diluted)	20,101,537	11,627,223	19,560,618	11,621,811

Comprehensive (loss):
Net (loss)	$(102,194)	$(942,596)	$(960,585)	$(1,487,079)
Foreign currency translation gain	270,575	219,686	283,289	185,043

Comprehensive Income (loss)	168,381	(722,910)	(677,296)	(1,302,036)
Comprehensive loss attributable to the non controlling interest	-	(9,121)	-	(8,771)
Comprehensive income (loss) attributable to Solar Thin Films, Inc.	$168,381	$(732,031)	$(677,296)	$(1,310,807)

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONSOLIDATED STATEMENT OF DEFICIENCY OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2009 AND SIX MONTHS ENDED JUNE 30, 2010
(unaudited)

	Preferred Series B-1		Preferred Series B-3		Common shares		Shares to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2008	228,652	$2,286	47,518	$475	11,562,120	$115,621	-	-
Cumulative effect of a change in accounting principle -adoption of EITF 07-05 effective January 1, 2009	-	-	-	-	-	-	-	-
Issuance of 65,000 shares of common stock in exchange for services rendered	-	-	-	-	65,000	650	-	-
Issuance of 102 shares of common stock in exchange for 16 Preferred Series B-3 shares	-	-	(16)	-	102	1	-	-
Change in majority owned subsidiary equity	-	-	-	-	-	-	-	-
Fair value of vested portion of employee options issued	-	-	-	-	-	-	-	-
Fair value of warrants issued for services	-	-	-	-	-	-	-	-
Change in fair value of re priced vested employee options	-	-	-	-	-	-	-	-
Issuance of majority owned subsidiary common stock for services	-	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Issuance of 6,421,000 shares of common stock in exchange for non controlling interest in majority owned subsidiary	-	-	-	-	6,421,000	64,210	-
Issuance of 1,140,625 shares of common stock in exchange for convertible notes payable and related interest	-	-	-	-	940,625	9,406	-
Common stock to be issued in settlement of convertible note	-	-	-	-	-	-	200,000	200,000
Rounding due to reverse split	-	-	-	-	46	1	-
Foreign currency translation gain	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, December 31, 2009	228,652	2,286	47,502	475	18,988,893	189,889	200,000	200,000
Issuance of 1,242,381 shares of common stock for services rendered	-	-	-	-	1,242,381	12,424	-	-
Issuance of 30 shares of commons stock in exchange for 5 Preferred Series B-3 shares	-	-	(5)	-	30	-	-	-
Issuance of 146,900 shares of common stock in exchange for convertible note and related interest	-	-	-	-	146,900	1,469	-	-
Issuance of 115,000 shares of common stock in exchange for interest	-	-	-	-	115,000	1,150	-	-
Fair value of vested portion of employee options issued	-	-	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, June 30, 2010	228,652	$2,286	47,497	$475	20,493,204	$204,932	200,000	$200,000

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONSOLIDATED STATEMENT OF DEFICIENCY OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2009 AND SIX MONTHS ENDED JUNE 30, 2010
(unaudited)
				Other			Total
	Additional	Deferred	Treasury	Comprehensive	Accumulated	Non controlling	Stockholders'
	Paid in Capital	Compensation	Stock	Income (loss)	Deficit	Interest	Deficiency
Balance, December 31, 2008	$25,300,488	$(26,250)	$(80,000)	$666,670	$(32,549,564)	$1,146,588	$(5,423,686)
Cumulative effect of a change in accounting principle -adoption of EITF 07-05 effective January 1, 2009	(3,222,222)	-	-	-	3,200,445	-	(21,777)
Issuance of 65,000 shares of common stock in exchange for services rendered	77,350	-	-	-	-	-	78,000
Issuance of 102 shares of common stock in exchange for 16 Preferred Series B-3 shares	(1)	-	-	-	-	-	-
Change in majority owned subsidiary equity	(9,156)	-	-	-	-	9,156	-
Fair value of warrants issued for services	222,706	-	-	-	-	-	222,706
Fair value of vested portion of employee options issued	635,268	-	-	-	-	-	635,268
Change in fair value of re priced vested employee options	45,493	-	-	-	-	-	45,493
Issuance of majority owned subsidiary common stock for services	-	-	-	-	-	49,141	49,141
Amortization of deferred compensation	-	26,250	-	-	-	-	26,250
Issuance of 6,421,000 shares of common stock in exchange for non controlling interest in majority owned subsidiary	1,149,446	-	-	-	-	(1,213,656)	-
Issuance of 1,040,625 shares of common stock in exchange for convertible notes payable and related interest	460,906	-	-	-	-	-	470,312
Common stock to be issued in settlement of convertible note	-	-	-	-	-	-	200,000
Rounding due to reverse split	(1)	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	141,332	-		141,332
Net loss	-	-	-	-	(202,860)	8,771	(194,089)
Balance, December 31, 2009	24,660,277	-	(80,000)	808,002	(29,551,979)	-	(3,771,050)
Issuance of 1,242,381 shares of common stock for services rendered	504,837	-	-	-	-	-	517,261
Issuance of 30 shares of commons stock in exchange for 5 Preferred Series B-3 shares	-	-	-	-	-	-	-
Issuance of 146,900 shares of common stock in exchange for convertible note and related interest	71,981	-	-	-	-	-	73,450
Issuance of 115,000 shares of common stock in exchange for interest	60,550	-	-	-	-	-	61,700
Fair value of vested portion of employee options issued	41,945	-	-	-	-	-	41,945
Foreign currency translation gain	-	-	-	283,289	-	-	283,289
Net loss	-	-	-	-	(960,585)	-	(960,585)
Balance, June 30, 2010	$25,339,590	$0	$(80,000)	$1,091,291	$(30,512,564)	$0	$(3,753,990)

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(960,585)	$(1,495,850)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	35,704	70,769
Bad debt	-	50,000
Impairment of investment		150,000
Loss on sale of equipment	9,979	-
Loss attributable to non controlling interest, net of tax	-	8,771
Amortization of deferred financing costs	-	26,500
Amortization of debt discounts	-	362,003
Amortization of deferred compensation costs	282,148	26,250
Stock based compensation	114,206	643,104
Common stock issued in settlement of interest	61,700	-
Change in fair value of reset liability	-	(21,776)
Common stock of then majority owned subsidiary issued for services	-	49,141
(Increase) decrease in:
Accounts receivable	(22,218)	(673,187)
Accounts receivable, related party	458,127	-
Inventory	84,126	(478,911)
Advances and other current assets	(103,566)	615,620
Other assets	1,448	153,899
Increase (decrease) in:
Accounts payable and accrued liabilities	524,158	818,654
Advances received from customers	1	(1,480,464)
Deferred revenue	(1,137,833)	1,555,029
Net cash (used in) provided by operations	(652,605)	379,552

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property plant and equipment	30,975	-
Acquisition of property, plant and equipment	-	(41,015)
Net cash provided by (used in) investing activities:	30,975	(41,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances-related party	5,000	-
(Payments) proceeds from notes payable	23,862	-
Net cash provided by financing activities:	28,862	-

Effect of currency rate change on cash	(19,160)	37,322

Net (decrease) increase in cash and cash equivalents	(611,928)	375,859
Cash and cash equivalents at beginning of period	631,154	619,257
Cash and cash equivalents at end of period	$19,226	$995,116

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$154	$978
Cash paid during the period for taxes	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as deferred compensation	$-	$78,000
Stock based compensation	$114,206	$792,397

See the accompanying notes to these unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the six-month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC on April 15, 2010.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Kraft Elektronikai Zrt. (“Kraft”) and its majority owned subsidiary, Solar Thin Power, Inc. (“Solar Thin Power”). All significant intercompany balances and transactions have been eliminated in consolidation.

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
JUNE 30, 2010

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of June 30, 2010 and December 31, 2009 amounted to $765,875 and $2,373,067, respectively.   ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the Company. There were no bill and hold transactions at June 30, 2010 and December 31, 2009.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Segment information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company applies the management approach to the identification of our reportable operating segment as provided in accordance with ASC 280-10. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current year’s presentation. These reclassifications had no effect on reported income or losses.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

The Company has 826,000 options outstanding as of June 30, 2010. During the six months ended June 30, 2010, there were no options granted or forfeited. During this period, 138,889 options vested and as of this date all options have been vested.  The weighted average life of these options is 6.62 years. The weighted average exercise price of these options are 1.55 per option. There is no intrinsic value to these options.

Stock-based compensation expense in connection with stock options granted, vested and re-priced in the aggregate amount of $41,945 and $643,105 was charged to operations for the six-month period ended June 30, 2010 and 2009, respectively. There was no grant of stock based compensations during the quarter ended June 30, 2010.

The Company has 1,737,000 warrants outstanding as of June 30, 2010. During the six months ended June 30, 2010, there were no warrants granted or forfeited. The weighted average life of these warrants is 1.41 years. The weighted average strike price of these warrants is 12.93 per warrant. There is no intrinsic value to these warrants.

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

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to our convertible notes, warrants and stock options.  Diluted net (loss) income per share is calculated by including potentially dilutive share issuances in the denominator.  However, diluted net (loss) per share for the six month periods ended June 30, 2010 and 2009 does not reflect the effects of 306,697 and 306,805 shares potentially issuable upon conversion of our convertible preferred shares as of June 30, 2010 and 2009, respectively; 240,600 and 484,600 shares potentially issuable upon the conversion of convertible debt as of June 30, 2010 and 2009, respectively;  and 2,563,000 shares potentially issuable upon the exercise of the Company's stock options and warrants  as of June 30, 2010 and  2009. (See above) These potentially issuable shares would have an anti-dilutive effect on our net (loss) per share.

Recent Accounting Pronouncements

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)

In May 2010, the FASB issued Accounting Standards Update No. 2010-19, “Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.” The guidance provides clarification of accounting treatment when reported balances in an entity’s financial statements differ from their underlying U.S. dollar denominated values due to different rates being used for remeasurement and translation. The guidance indicates that upon adopting highly inflationary accounting for Venezuela, since the U.S. dollar is now the functional currency of a Venezuelan subsidiary, there should no longer be any differences between the amounts reported for financial reporting purposes and the amount of any underlying U.S. dollar denominated value held by the subsidiary. Therefore, any differences between these should either be recognized in the income statement or as a cumulative translation adjustment, if the difference was previously recognized as a cumulative translation adjustment. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

The Company has evaluated and included subsequent events through the filing date of this form 10-Q.

 NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a loss of $960,585 and $1,495,850 for the six-month periods ended June 30, 2010 and 2009, respectively. Additionally, the Company has current liabilities in excess of current assets in the amount of $3,774,541 as of June 30, 2010. The Company is currently in default in the payment of certain notes payable.  These factors among others raised substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. (See Footnote 4)

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 2 - GOING CONCERN MATTERS (continued)

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

NOTE 3 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of June 30, 2010 and December 31, 2009 are comprised of the following:

	June 30, 2010	December 31, 2009
Common stock issued for services to be rendered	$244,249	$40,603
Tax receivable	141,720	60,980
Other	8,027	13,997
Total	$393,996	$115,580

In January 2009, the Company issued 65,000 shares of its Common Stock in exchange for services to be rendered through January 2011. The shares of Common Stock were valued at $78,000, which was the fair value of the Company's common shares during the period covered by the consulting agreement.

In April 2010, the Company issued an aggregate of 1,100,000 shares of its Common Stock in exchange for services to be rendered through January 2011. The shares of Common Stock were valued at $445,000, which was the fair value of the Company's common shares during the period covered by the consulting agreement.

The Company amortized and charged to operations  stock-based compensation expense of $282,148 and $26,250 during the six month periods ended June 30, 2010 and 2009, respectively.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 4- PRIVATE PLACEMENT OF CONVERTIBLE NOTES AND NOTE PAYABLE

A summary of convertible notes payable at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Convertible notes payable (“March 2006”) non-interest bearing; secured and due March 2009. The Company is currently in default under the terms of this note agreement. The debt discount in connection with this note has been amortized in full upon the maturity of the note in March 2009.	$935,000	$1,000,000
Convertible notes payable (“June 2006”), non- interest bearing; secured and due June 2009; Noteholder has the option to convert unpaid note principal to the Company’s common stock at a rate of $5.00 per share. The Company is currently in default under the terms of this agreement. The debt discount in connection with this note has been amortized in full upon the maturity of the note in June 2009.	268,000	268,000
Note payable, non interest bearing, due March 4, 2009. The Company was in default under the terms of the note agreement. Interest accrued at 8% per annum upon the default. The Company subsequently extended this note payable on January 31, 2011.	400,000	400,000
Notes payable, demand, 12% per annum, unsecured	169,167	169,167
Total Current Notes Payable	1,772,167	1,837,167

The Company granted the Investors of the June 2006 Convertible debentures a first priority security interest in all of its assets. In addition, the Company pledged 100% of the shares (the “Pledged Shares”) held in its wholly owned subsidiary, Kraft Elektronikai Zrt (“Kraft”), as collateral to the Investors. The Company did not repay the note at its maturity in June 2009. As a result of the default, the Investors may seek a redemption premium equal to 125% of the outstanding principal amount.  At June 30, 2010 and December 31, 2009, the Company had accrued redemption penalty in an aggregate amount of $67,000, which represents the redemption premium in excess of the outstanding notes principal of $268,000 that was included in the Company’s current liabilities.

During the year ended December 31, 2009 and 2008, the majority of June 2006 convertible debenture noteholders have converted the notes in exchange for the Company’s common stock. However, there can be no assurance that the Company will enter into definitive settlement agreements to retire or reconstitute the remaining outstanding 2006 convertible notes.  If the Company is unable to enter into settlement or other agreements with the Investors, or is unable to obtain financing on terms acceptable to the Company in order to repay the outstanding debt owed to the Investors, the Investors may elect to exercise their first priority security interest in all of the assets of the Company, as well as sell, transfer or assign the Pledged Shares. In such event, the Company may be required to cease operations and/or seek protection from its creditors under the Federal Bankruptcy Act. (See Footnote 2)

On February 1, 2010, the Company issued a forbearance agreement of $400,000 whereby the Company agreed to issue 75,000 shares of common stock, accrue interest at 18% per annum from March 4, 2009 through February 4, 2010, 8% per annum thereafter with the note due January 31, 2011.  In addition, the Company agreed to issue 10,000 shares of its common stock for each month delay past January 1, 2010 until the note is paid.  A total of 115,000 common shares were issued during the three-month period ended June 30, 2010 pursuant to the terms of this forbearance agreement, which covers the 75,000 shares of common stock and 10,000 shares per month from January through April 2010. The Company has accrued and charged to operations the value of all common shares required to be issued as of June 30, 2010.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 5- CAPITAL STOCK

Preferred Stock

The Company has authorized 2,700,000 total shares of preferred stock. The Board of Directors designated 1,200,000 shares as Series A 12.5% cumulative preferred stock (“Series A Preferred Stock”), with a par value of $0.01 per share. The preferred stock is entitled to preference upon liquidation of $0.63 per share for any unconverted shares. As of June 30, 2010 and December 31, 2009, there were no shares of Series A Preferred Stock issued and outstanding.

The Board of Directors has designated a total of 1,500,000 shares of Series B Preferred Stock:

•
The Board of Directors has designated 1,000,000 shares of its preferred stock as Series B-1 Preferred Stock (“B-1 Preferred”). Each share of Series B-1 Preferred Stock is entitled to preference upon liquidation of $2.19 per share for any unconverted shares. Each shares of the Series B-1 Preferred shall be entitled to one (1) vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Eighty five (85) Series B-1 Preferred shares may be converted to one (1) share of the Company’s common stock. As of June 30, 2010 and December 31 2009, there were 228,652 shares of Series B-1 Preferred issued and outstanding.

•
The Board of Directors has designated 232,500 shares of its preferred stock as Series B-3 Preferred Stock (“B-3 Preferred”). Each share of the Series B-3 Preferred shall be entitled to six and four tenths (6.4) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Each Series B-3 Preferred share may be converted to six and four tenths (6.4) shares of the Company’s common stock. As of June 30, 2010 and December 31, 2009, there were 47,497 and 47,502 shares of Series B-3 Preferred issued and outstanding, respectively.

•
In June 2006 the Board of Directors designated 100,000 shares of its preferred stock as Series B-4 Preferred Stock (“B-4 Preferred”).  Upon the filing of an amendment which increased the number of authorized common shares such that there was an adequate amount of authorized common stock per issuance upon conversion of the Series B-4 Preferred, the Series B-4 Preferred shares automatically converted to shares of the Company's common stock at a rate of seventy (70) common shares for each share of Series B-4 Preferred. During the year ended December 31, 2007, 95,500 shares of Series B-4 Preferred were converted into 6,685,000 shares of the Company’s common stock. As of June 30, 2010 and December 31, 2009, there were no shares of Series B-4 Preferred issued and outstanding.

Common Stock

On September 3, 2009, the Company affected a one-for-five (1 to 5) reverse stock split of its issued and outstanding shares of common stock, $0.01 par value. All references in the consolidated financial statements and the notes to consolidated financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split.

On September 3, 2009, the Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.01 per share. As of June 30, 2010 and December 31, 2009, there were 20,493,204 and 18,988,893 shares of common stock issued and outstanding, respectively.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 5- CAPITAL STOCK (Continued)

During the six months ended June 30, 2010, the Company issued an aggregate of 1,242,381 shares of common stock, valued at $517,261, in exchange for services and operating expenses paid by shareholders.

During the six months ended June 30, 2010, the Company issued 115,000 shares of common stock, valued at $61,700, in exchange for interest due on forbearance agreement (see Note 3 above).

NOTE 6- RELATED PARTY NOTES PAYABLE AND TRANSACTIONS

There were no related party sales and/or cost of sales for the six month period ended June 30, 2010 and 2009.

During the six month period ended June 30, 2010, the Company received an advance of $20,827 from Isvan Krafcsik, an owner of BudaSolar (see Note 9 below).  Advance is non interest bearing and is due upon demand.

During the six month period ended June 30, 2010, the Company issued an aggregate of 142,381 shares of common stock for operating expenses paid by shareholders (Note 4).

The Company has a dividend payment obligation due to the former shareholders valued at $115,213 and $143,656 as of June 30, 2010 and December 31, 2009, respectively. Changes in the recorded amounts are related to the changes in the currency exchange rates.

NOTE 7 – NON CONTROLLING INTEREST

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

NOTE 8- ECONOMIC DEPENDENCY

During the six month period June 30, 2010, $1,184,515 or 100% of the total revenues were derived from one customer; for the six month period ended June 30, 2010, $6,221,024 or 100% of the total revenues were derived from one customer.

The Company has no supplier that accounts for greater than 10% of the Company’s costs of sales during the six months ended June 30, 2010 and 2009.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease agreement

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. In November 2007, the terms of the lease agreement were modified effectively increasing the monthly rent to $20,800 per month starting on January 1, 2008 for the next three years through December 31, 2010. The Company also has other month to month leases for its offices and facilities. The minimum future cash flow commitment for the leases at June 30, 2010 is as follows:

Amount:
Year ending December 31, 2010	$124,800

During the year ended December 31, 2009, the Company abandoned their facilities in Budapest, Hungary.  As such the Company accrued $250,000 for potential lease cancellation penalties at December 31, 2009.  Settlement is currently under negotiations.

Rent expense amounted to $10,122 and $134,709 for the six-month period ended June 30, 2010 and 2009, respectively.

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

Solar Thin Films, Inc. vs. Strategic Growth International, Inc. (Supreme Court, New York State, New York County). On May 7, 2010, the Company commenced an action against Strategic Growth International, Inc. (“SGI”) in the Supreme Court of the State of New York, County of New York (the “Action”), seeking a temporary restraining order and preliminary injunction enjoining SGI and its affiliates from directly or indirectly selling, pledging, hypothecating or otherwise disposing of all or any portion of 400,000 shares of Company common stock issued to SGI as partial compensation under an investor relations services agreement with the Company dated March 31, 2009.  The Company claimed that SGI did not fulfill its obligations under the agreement and was not entitled to compensation.  On August 9, 2010, the Company and SGI entered into a settlement agreement under which, in full and final settlement of all claims and defenses asserted by the parties in the Action, SGI (i) delivered to the Company a certificate representing 150,000 shares of Company common stock previously issued to SGI, together with appropriate stock powers, for cancellation, (ii) waived any and all claims to warrants to be issued by the Company as compensation under the March 2009 agreement, and (iii) waived any and all claims to cash compensation under the March 2009 agreement.

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

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Product Warranty Obligation

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with ASC 460-10. The range for the warranty coverage for the Company’s products is up to 18 to 24 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company’s determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations. Accrued provision for product warranty was approximately $170,576 and $212,687 as of June 30, 2010 and December 31, 2009, respectively. The change represents foreign currency translation fluctuation.

Employment and Consulting Agreements

The Company has reached agreement with its key officers for employment agreements to be executed in the third quarter of 2010. In addition to compensation and benefit provisions, the agreements will include non-disclosure and confidentiality provisions for the protection of the Company's proprietary information.

The Company entered into a one year investor relations agreement beginning January 2010 for an overall obligation of  $110,000 including 50,000 shares of the Company Common Stock and $88,000 of cash payments, of which, $44,000 was paid during the six months ended June 30, 2010. The 50,000 shares of Common Stock were paid during the three months ended June 30, 2010.

The Company entered into a one year investor relations agreement beginning January 2010 in exchange for 1,000,000 shares of the Company’s common stock. The shares were issued during the three months ended June 30, 2010.

In connection with the merger with Kraft, the Company entered into consulting agreements with Zoltan Kiss and Robert M. Rubin pursuant to which each would receive annual compensation of $160,000 per annum and major medical benefits in consideration for services performed on behalf of the Company. Each of these agreements had a term of three years. The agreement with Mr. Kiss was terminated as further described below. Mr. Rubin’s agreement was modified upon his appointment as the Company’s Chief Financial Officer in August 2007.

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
JUNE 30, 2010

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

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

Upon the execution of the BudaSolar share exchange agreement, the Company provided $75,000 to BudaSolar as a working capital advance, and is obligated to provide additional working capital thereafter. In addition, we shall assume the obligations of repayment of all outstanding loans made by the BudaSolar shareholders or their affiliates to BudaSolar prior to the date of the agreement, so that, as of the closing date, BudaSolar will have either positive stockholders equity or capital of not less than US $1,000. Such loans will be evidenced by a 5 year subordinated note of the Company, which shall (i) bear interest at an annual rate equal to LIBOR plus a margin of 3%; and (ii) be subject to full or partial repayment to the BudaSolar shareholders on the earlier to occur of (a) receipt of €30.0 million down payment by BudaSolar under its thin film silicon photovoltaic solar module process line sale and purchase agreement with China City Investments Limited; provided that, sufficient funds remain from such down payment to permit BudaSolar to meet all of its obligations under the China City agreement; (b) receipt of net proceeds, if any, in excess of $3.5 million received by the Company in a financing transaction; or (c) out of excess cash flow of BudaSolar and Kraft.  In addition, the Company has agreed to cause BudaSolar and Kraft to repay to Istvan Krafcsik by July 31, 2010 approximately $65,000 as repayment for a loan recently made by Mr. Krafcsik to BudaSolar. As of the date of this report, this payment has not been made.

The Company is currently in negotiations with BudaSolar to further revise the share exchange agreement.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30. 2010

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Share Exchange Agreement (continued)

Under the terms of a separate agreement with BudaSolar, Kraft has contracted to purchase from BudaSolar (1) equipment assembly services on some of its equipment based on a fixed fee per equipment, and (2) installation related technical services based on hourly rates.  In connection with these services, Kraft has paid $1,370,000 in advances to BudaSolar during the second quarter of 2009 and an additional $144,930 during the first quarter of 2010. BudaSolar has provided $747,891 worth of services in 2009 and $669,192 worth of services for the six months ended June 30, 2010 to Kraft, which left a credit balance of advances wired to BudaSolar of $97,847 as of June 30, 2010.  During 2008, BudaSolar received $750,000 pursuant to the Stock Exchange Agreement from the Company, which was fully repaid in the second quarter of 2009.

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
JUNE 30. 2010

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

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
JUNE 30, 2010

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

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
JUNE 30, 2010

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

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

On December 4, 2009, Z. Kiss surrendered his shares of Company common stock to the Company.

Proposed Acquisition of Algatec

On October 20, 2008, Robert M. Rubin, Chairman, Chief Executive Officer and Chief Financial Officer of Solar Thin Films, formed Algatec Equity Partners, L.P., a Delaware limited partnership (the “Partnership”), for the purpose of acquiring up to 49% of the share capital of Algatec.  Effective as of October 30, 2008, Algatec and members of Algatec senior management consisting of Messrs. Rainer Ruschke, Ullrich Jank, Dr. Stefan Malik and Andre Freud (collectively, the “Algatec Management Stockholders”), and Anderkonto R. Richter, Esq., as trustee for Mr. Ruschke and another Algatec stockholder (the “Trustee”), entered into a share purchase agreement (the “Algatec Share Purchase Agreement”).  Under the terms of the Algatec Share Purchase Agreement, on November 3, 2008 (the “First Closing”) the Partnership invested an aggregate of $3,513,000, of which approximately €2,476,000 was represented by a contribution to the equity of Algatec to enable it to acquire all of the assets and equity of Trend Capital, the predecessor to Algatec.  The Partnership also purchased for €1.00 per share a total of 13,750 Algatec shares, representing 27.5% of the outstanding share capital of Algatec.

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
JUNE 30, 2010

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Proposed Acquisition of Algatec (continued)

In addition to its equity investment, the Partnership has agreed under the terms of a loan agreement entered into at the same time as the Algatec Share Purchase Agreement, to lend to Algatec on or about November 30, 2008 (the “Second Closing”), an additional $2,600,000 or approximately €2,000,000.  The proceeds of the loan were to be used to assist Algatec in paying the balance of the purchase price for all of the assets and equity of the Trend Capital limited partnership.  Upon funding of the loan, the Partnership would purchase for €9,250 an additional 9,250 shares, representing 21.5% of the outstanding share capital of Algatec, thereby increasing its ownership to an aggregate of up to 49% of the outstanding share capital of Algatec.  The loan, together with interest at the rate of 6% per annum, is repayable on the earlier of December 31, 2011 or the completion of a financing providing Algatec with up to $50.0 million of proceeds for expansion (the “Algatec Financing”).  Upon the Partnership funding the entire €2,000,000 loan at the Second Closing, the Management Group would own the remaining 51% of the share capital of Algatec.  If the Partnership funds less than the full €2,000,000 loan, the additional 21.5% equity to be issued to the Partnership at the Second Closing was to have been appropriately pro-rated.  On December 29, 2008, the Partnership consummated the Second Closing with Algatec and funded a loan of €2,000,000 ($2.6 million). Ultimately, the Partnership provided total funding of approximately $5.75 million to Algatec which, after allowing for unfavorable currency conversion rates, left the Partnership with a total equity ownership in Algatec of approximately 47% of the total number of outstanding Algatec shares.

Effective as of October 30, 2008, the Trustee, the Management Group and the Partnership (collectively, the “Algatec Stockholders”) and Algatec entered into a stock exchange agreement. Under the terms of the stock exchange agreement the Algatec stockholders agreed, subject to certain conditions, to exchange 100% of the share capital of Algatec for shares of shares of Company capital stock. Consummation of the Algatec acquisition is subject to certain conditions, including Algatec obtaining up to $50.0 million financing for Algatec to enable it to construct the addition to its existing manufacturing facility and purchase the necessary equipment to expand its business.  On April 10, 2009, the parties agreed to extend the anticipated closing date of the transactions contemplated by the Stock Exchange Agreement to July 15, 2009.  The requisite financing for Algatec was not obtained and the agreement expired on July 15, 2009. The Company and Algatec Solar AG are no longer in discussions with respect to merger. However, they continue to discuss joint venture and other opportunities.

NOTE 10 – SEGMENT INFORMATION

The Company's operations fall into one single product segment, photovoltaic thin film modules: producing and/or installing and commissioning factory equipment that produces photovoltaic thin film modules. The Company manages its operations, and accordingly determines its operating segments, on a geographic basis. Consequently, the Company has one operating geographic location, Hungary. The performance of geographic operating segments is monitored based on net income or loss (after income taxes, interest, and foreign exchange gains/losses). The accounting policies of the segments are the same as those described in the summary of accounting policies in Note 1. There are no intersegment sales revenues. The following tables summarize financial information by geographic segment for the three and six month periods ended June 30, 2010 and 2009:

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 10 – SEGMENT INFORMATION (continued)

Geographic information for the six month period ended June 30, 2010:

	Hungary	(Corporate)	Total
Total Revenues	$1,184,515	$-	$1,184,515

Depreciation and amortization expense	35,704	-	35,704

Interest income	26,701	-	26,701
Interest expense	(146)	(213,580)	(213,726)
Net interest income (expense)	26,555	(213,580)	(187,025)

Debt acquisition cost	-	-	-
Research and development	-	-	-
Net income (loss) attributable to Solar Thin Films, Inc. common shareholders	158,630	(1,119,215)	(960,585)

Fixed assets, net	138,308	-	138,308
Fixed asset additions	$-	$-	$-

Geographic information for the three month period ended June 30, 2010:

	Hungary	(Corporate)	Total
Total Revenues	$1,184,515	$-	$1,184,515

Depreciation and amortization expense	19,133	-	19,133

Interest income	13,248	-	13,248
Interest expense	(48)	(69,660)	(66,708)
Net interest income (expense)	13,200	(69,660)	(56,460)

Debt acquisition cost	-	-	-
Research and development	-	-	-
Net income (loss) attributable to Solar Thin Films, Inc. common shareholders	340,967	(443,161)	(102,194)

Fixed assets, net	138,308	-	138,308
Fixed asset additions	$-	$-	$-

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 10 – SEGMENT INFORMATION (continued)

Geographic information for the six month period ended June 30, 2009:

	Hungary	(Corporate)	Total
Total Revenues	$6,221,024	$-	$6,221,024

Depreciation and amortization	49,695	-	49,695

Interest Income	2,605	59,657	62,262
Interest expense	(307)	(781,195)	(781,502)
Net interest expense	2,298	(721,538)	(719,240)

Debt acquisition cost	-	(26,500)	(26,500)
Research and development	-	-	-
Net income (loss) attributable to Solar Thin Films, Inc.	284,704	(1,780,554)	(1,495,850)

Fixed assets, net	368,167	-	368,167
Fixed asset additions	$41,015	$-	$41,015

Geographic information for the three month period ended June 30, 2009:

	Hungary	(Corporate)	Total
Total Revenues	$4,562,284	$-	$4,562,284

Depreciation and amortization	25,645	-	25,645

Interest Income	2,440	30,047	32,487
Interest expense	(307)	(483,206)	(483,513)
Net interest expense	2,133	(453,159)	(451,026)

Debt acquisition cost	-	(12,045)	(12,045)
Research and development	-	-	-
Net income (loss) attributable to Solar Thin Films, Inc.	34,326	(986,043)	(951,717)

Fixed assets, net	368,167	-	368,167
Fixed asset additions	$6,343	$-	$6,343

Geographic information of revenues by customers’ locations/countries for six month periods ended June 30, 2010 and 2009:

Customer Countries:	2010	2009
Spain	$1,184,515	$6,221,024

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 10 – SEGMENT INFORMATION (continued)

Geographic information of revenues by customers’ locations/countries for three month periods ended June 30, 2010 and 2009:

Customer Countries:	2010	2009
Spain	$1,184,515	$4,562,284

NOTE 11 – SUBSEQUENT EVENTS

2Cor9, LLC

On July 21, 2010, the Company entered into a stock purchase agreement with 2Cor9, LLC (“2Cor9”) and its members under which the Company will acquire 100% of the outstanding membership interests of 2Cor9 from the members in exchange for 4,000,000 shares of the Company’s preferred stock.  2Cor9 intends to engage in the business of green energy management, including energy management assessment and retrofits, renewable energy installations (power projects), and energy monitoring.

The preferred stock may be converted over a five year period commencing on January 1, 2011 on the basis of four shares of Company common stock for each share of preferred stock into a minimum of 1,320,000 and a maximum of 16,000,000 shares of common stock. The aggregate number of shares of Company common stock into which all of the preferred stock would be convertible (the “Conversion Shares”) will depend upon the audited combined pre-tax profits computed on both an annual and a cumulative basis at the end of each of the five consecutive fiscal years ending December 31, 2010 through December 31, 2014 (the “Measuring Period”).  The target pre-tax profits and the corresponding number of Conversion Shares that can be exercised at the end of any one or more fiscal years during the Measuring Period is based on a “grid” of such pre-tax profits and Conversion Shares.  For example, if in year one the pre-tax profit was $2,500,000 and the year two pre-tax profit was $3,500,000, then 500,000 preferred shares are eligible for conversion into 2,000,000 Conversion Shares.  Any shares of preferred stock not converted within five years after January 1, 2011 will expire.

The Company is required to make up to $2,000,000 in capital contributions to 2Cor9 over a 12 month period of which (i) a $65,000 initial contribution was made upon the execution of the stock purchase agreement, and (ii) equal monthly contributions equal to $65,000 shall be made for the nine months commencing on August 31, 2010.

In the event that the Company consummates the 2Cor9 acquisition, there shall be three members appointed to the 2Cor9 board of managers, one of whom shall be appointed by the 2Cor9 members and the remaining two shall be appointed by the Company.

Consummation of the 2Cor9 acquisition is subject to certain conditions, including, without limitation, completion of satisfactory due diligence, our obtaining the requisite financing, and entry into certain employment agreements.  There can be no assurance that the Company will be able to consummate the 2Cor9 acquisition or, if consummated, that it will prove to be beneficial to the Company.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 11 – SUBSEQUENT EVENTS (continued)

Change in Independent Registered Public Accounting Firm

On August 18, 2010, the Board of Directors of the Company dismissed RBSM LLP (“RBSM”) as the Company's independent registered public accounting firm. Additionally, effective August 18, 2010, the Board of Directors of the Company appointed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm.

The reports of RBSM on the Company's financial statements for each of the two most recent fiscal years ended December 31, 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports issued by RBSM on their audit of the Company’s financial statements as of and for the fiscal years ended December 31, 2009 and 2008 included an explanatory paragraph in their opinion for such years as to the substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2009 and 2008 and through August 18, 2010, there were no disagreements with RBSM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to RBSM’s satisfaction, would have caused RBSM to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such years. In addition, during the years ended December 31, 2009 and 2008 and through August 18, 2010, there were no “reportable events” as such term is described in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended December 31, 2009 and 2008 and through August 18, 2010, neither the Company nor anyone acting on behalf of the Company consulted with Marcum regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.  In addition, no written or oral advice was provided by Marcum that was a factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issues.

Management and Board Changes

On August 17, 2010, Mr. Robert M. Rubin resigned as the Chief Financial Officer of the Company. Mr. Rubin will remain as the Company’s Chief Executive Officer and Chairman of the Board of Directors.  There was no disagreement or dispute between Mr. Rubin and the Company which led to his resignation as Chief Financial Officer.

On August 18, 2010, the Board of Directors of the Company appointed Mr. Harry Shufrin as Chief Financial Officer and a member of the Board of Directors of the Company. There are no understandings or arrangements between Mr. Shufrin and any other person pursuant to which Mr. Shufrin was selected as an executive officer and director of the Company. Mr. Shufrin does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

In addition, on August 18, 2010, Dr. Boris Goldstein resigned as a director of the Company. There was no disagreement or dispute between Dr. Goldstein and the Company which led to his resignation as a director.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” IN OUR FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 15, 2010 AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. IN ADDITION, SEE “CAUTIONARYSTATEMENT REGARDING FORWARD-LOOKING STATEMENTS” SET FORTH IN THIS REPORT.

Overview

Solar Thin Films, Inc. (the “Company”) is a business focused on the solar energy industry.  We engage in the design, manufacture and installation of thin-film amorphous silicon (“a-Si”) photovoltaic turnkey manufacturing facilities. Our equipment is used in plants that produce photovoltaic thin-film a-Si solar panels or modules. The Company operates through its wholly owned subsidiary, Kraft Elektronikai Zrt (“Kraft”). The Company expects the primary use of such photovoltaic thin film modules will be the construction of solar power plants by businesses and governments throughout the world.

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

For more than the past 21 months, BudaSolar has been providing technical support to our Kraft subsidiary under a separate agreement.  In connection with these services, Kraft has paid $1,370,000 in advances to BudaSolar during the second quarter of 2009 and an additional $144,930 during the first six months of 2010. BudaSolar has provided $747,891 worth of services in 2009 and $669,192 worth of services for the six months ended June 30, 2010 to Kraft, which left a credit balance of advances wired to BudaSolar of $97,847 as of June 30, 2010.  In addition, during 2008, BudaSolar received $750,000 in advances from the Company, which was fully repaid in the second quarter of 2009.

The Company’s Kraft subsidiary is highly dependent upon the ongoing technical expertise of the BudaSolar personnel in completing and making operational the Kraft line of a-Si solar module manufacturing lines.   In such connection, Kraft recently completed the installation of equipment for its sole active customer, Grupo Unisolar SA in Spain.  The customer resisted payment of the final €968,265 installment due under the April 8, 2008 contract allegedly due to certain maintenance and repair complaints with respect to our amorphous silicon equipment line. We engaged in good faith and productive discussions to resolve this, to establish joint research and product development efforts, to achieve international product certifications for Grupo’s a-Si modules, and to develop strategic alliances possibly including cross-ownership. The Company is confident that the full balance due from Grupo Unisolar will be collected.   In July 2010, subsequent to the financial statements, the Company collected €250,000 and reached an agreement on the remaining balance.

Effective as of October 30, 2008, the Company entered into a stock exchange agreement with Algatec Solar AG and its shareholders, which expired on July 15, 2009.  Algatec produces, sells and distributes metallurgical and other types of crystalline silicon solar panels or modules.  As of the date of this report, the Company intends to acquire Algatec Equity Partners LP, a Delaware limited partnership (the “Algatec Partnership”), which, in turn, owns a 47% equity interest in the capital stock of Algatec Solar AG.  As previously disclosed, a trust established by Robert M. Rubin, the President and Chief Executive Officer of the Company, owns approximately 25% of the equity of the Algatec Partnership and is an affiliate of the general partner of the Algatec Partnership.  It is anticipated that the equity stake in Algatec will be obtained from the Algatec Partnership in exchange for approximately 43.0 million shares of the Company’s Common Stock.  However, such number of shares of Common Stock are subject to adjustment based on an independent fairness opinion to be obtained by the Company. The acquisition of the partnership and its equity in Algatec is subject to (i) execution of definitive exchange agreements, (ii) obtaining the requisite approvals and consents of the partners of the partnership, (iii) the delivery of audited financial statements of Algatec for the two fiscal years ended December 31, 2009, and (iv) receipt of the fairness opinion. The Company anticipates that the acquisition of the partnership and its 47% equity interest in Algatec will be completed within the next 30 to 90 days.  There can be no assurance that the conditions to complete the acquisition of the 47% equity interest in Algatec owned by the Algatec Partnership will be satisfied to enable the Company to acquire such equity.

In the event that the Company is unable to acquire BudaSolar, 2Cor9, or any of the equity of Algatec, absent an alternative strategic acquisition or a significant increase in the current business of its Kraft subsidiary, it is unlikely that the Company will be able to achieve its expansion plans in the solar business, and may be required to cease doing business altogether.

Consummation of either or all of the BudaSolar, 2Cor9, and Algatec acquisitions, as well as all other expansion plans of the Company, are subject to its ability to solve its significant working capital shortages; make payment or other arrangements for the resolution of approximately $1.3 million of indebtedness currently in default as of the filing date of this report ($935,000 of which became in default in March 2009 and $268,000 of indebtedness which became in default in June 2009 (plus redemption penalties and accrued interest)) and other accrued accounts payable, all of which are overdue.  In the event that the Company is unable to resolve these matters within the next 120 days, it may be unable to continue in business and/or may be required to seek protection from its creditors under the Federal Bankruptcy Act.

 Subject to consummation of either or all of the BudaSolar, 2Cor9, or Algatec transactions, the Company will seek to further vertically integrate itself within this industry through activities in, but not limited to, investing in and/or operating solar module manufacturing plants, selling thin film photovoltaic modules, and installing and/or managing solar power plants. The Company also intends, directly and through joint ventures or strategic alliances with other companies or through governmental incentive programs, to sell equipment for and participate financially in solar power facilities using thin film a-Si solar modules or crystalline solar modules as the power source to provide electricity to municipalities, businesses and consumers.

Kraft and BudaSolar are each Hungarian corporations and their headquarters are located in Budapest, Hungary.  Algatec is a German corporation and its headquarters are located in Prosen, Germany.  Solar Thin Films is a Delaware corporation and its headquarters are located at 116 John Street, Suite 1120, New York, New York 10038.  Solar Thin Films website is located at www.solarthinfilms.com.

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

Kraft History

Kraft was founded in 1993, shortly after the breakup of the Communist government in Hungary. Its founding members were associated with the Hungarian Central Research Institute for Physics. By 1996, Kraft had developed thin-film photovoltaic deposition equipment for the production of amorphous silicon based thin-film modules, as well as the ability to manufacture and assemble complete turnkey facilities. Photovoltaics (PV) is the physical phenomenon, which allows certain semiconductor materials to directly convert sunlight into electricity.

In the ensuing years, Kraft has manufactured equipment for production facilities in New Jersey, Spain, Thailand, Germany, Hungary, China, Taiwan, Greece and Portugal. In producing equipment for these facilities, Kraft developed substantial equipment manufacturing expertise. More recently as a supplier for a solar project in Weihai, China, Kraft developed additional process expertise enabling it to become a manufacturer of “turnkey” plants, including the delivery of both services and equipment that produce photovoltaics modules utilizing thin-film technology. Kraft has delivered its first "turnkey" plant in Spain which has been in final acceptance testing.

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

On May 17, 2010, the Company entered into a new share exchange agreement with BudaSolar and the BudaSolar shareholders.  The revised transaction contemplates that the Company will directly acquire 100% of the share capital of BudaSolar in exchange for 70,000 shares of the Company’s Series B-5 convertible voting preferred stock (the “B-5 Preferred Stock”).  The B-5 Preferred Stock has a liquidation value of $7.0 million and is convertible at any time by the holders into a minimum of 7.0 million and a maximum of 49.0 million shares of the Company’s Common Stock.  The aggregate number of shares of Company Common Stock into which all of the B-5 Preferred Stock would be convertible (the “Conversion Shares”) will depend upon the audited combined pre-tax income of the Company’s Kraft and BudaSolar subsidiary corporations (the “Corporations Pre-Tax Income”) at the end of each of the five consecutive fiscal years ending December 31, 2010 through December 31, 2014 (the “Measuring Period”).  The target Corporations Pre-Tax Income and the corresponding number of Conversion Shares that can be exercised at the end of any one or more fiscal years during the Measuring Period is based on a “grid” of such Pre-Tax Income and Conversion Shares.  For example, if the Corporations Pre-Tax Profits at the end of any of the five fiscal years in the Measuring Period is 0 to $3.0 million, the number of Conversion Shares would be 7.0 million; if such Pre-Tax Income is $10.0 million, then the number of Conversion Shares would be 21.0 million; and if such Pre-Tax Income is $55.0 million or more, the Conversion Shares would be 49.0 million.  On March 31, 2015, any B-5 Preferred Stock not converted into Common Stock would automatically convert based upon the Corporations Pre-Tax Income for the fiscal year ending December 31, 2014.

Upon the execution of the BudaSolar share exchange agreement, the Company provided $75,000 to BudaSolar as a working capital advance, and is obligated to provide additional working capital thereafter. In addition, we shall assume the obligations of repayment of all outstanding loans made by the BudaSolar shareholders or their affiliates to BudaSolar prior to the date of the agreement, so that, as of the closing date, BudaSolar will have either positive stockholders equity or capital of not less than US $1,000. Such loans will be evidenced by a 5 year subordinated note of the Company, which shall (i) bear interest at an annual rate equal to LIBOR plus a margin of 3%; and (ii) be subject to full or partial repayment to the BudaSolar shareholders on the earlier to occur of (a) receipt of €30.0 million down payment by BudaSolar under its thin film silicon photovoltaic solar module process line sale and purchase agreement with China City Investments Limited; provided that, sufficient funds remain from such down payment to permit BudaSolar to meet all of its obligations under the China City agreement; (b) receipt of net proceeds, if any, in excess of $3.5 million received by the Company in a financing transaction; or (c) out of excess cash flow of BudaSolar and Kraft.  In addition, the Company has agreed to cause BudaSolar and Kraft to repay to Istvan Krafcsik by July 31, 2010 approximately $65,000 as repayment for a loan recently made by Mr. Krafcsik to BudaSolar.  As of the date of this report, this payment has not been made.

The Company is currently in negotiations with BudaSolar to further revise the share exchange agreement.

Under the terms of a separate agreement with BudaSolar, Kraft has contracted to purchase from BudaSolar (1) equipment assembly services on some of its equipment based on a fixed fee per equipment, and (2) installation related technical services based on hourly rates.  In connection with these services, Kraft has paid $1,370,000 in advances to BudaSolar during the second quarter of 2009 and an additional $144,930 during the first six months of 2010. BudaSolar has provided $747,891 worth of services in 2009 and $669,192 worth of services for the six months ended June 30, 2010 to Kraft, which left a credit balance of advances wired to BudaSolar of $97,847 as of June 30, 2010. In addition, during 2008, BudaSolar received $750,000 in advances from the Company, which was fully repaid in the second quarter of 2009.

In the event that the Company consummates the BudaSolar acquisition, each of Messrs. Robert M. Rubin, Gary Maitland and Dr. Boris Goldstein (the current board members of the Company) and Istvan Krafcsik and Attila Horvath, the principal stockholders and executive officers of BudaSolar, have agreed to vote their shares of voting capital stock of the Company to elect to the board of directors of the Company and its Kraft and BudaSolar subsidiaries five persons, two of whom shall be Istvan Krafcsik and Attila Horvath, two of which would be designated by the Company and a fifth independent director acceptable to Messrs. Krafcsik and Horvath.   In addition, such parties and the Company agreed that during the five year Measuring Period, so long as the Corporations Pre-Tax Income equaled or exceeded $5.0 million, the members of the Company’s board of directors will include Messrs. Krafscik and Horvath or other persons reasonably acceptable to them.

The Company’s Kraft subsidiary is highly dependent upon the ongoing technical expertise of the BudaSolar personnel in completing and making operational the Kraft line of a-Si solar module equipment.   In such connection, Kraft recently completed the installation of equipment for its sole customer, Grupo Unisolar SA in Spain.  The customer resisted payment of the final €968,265 installment due under the April 8, 2008 contract allegedly due to certain maintenance and repair complaints with respect to our amorphous silicon equipment line. We engaged in good faith and productive discussions to resolve this, to establish joint research and product development efforts, to achieve international product certifications for Grupo’s a-Si modules, and to develop strategic alliances possibly including cross-ownership. The Company is confident that the full balance due from Grupo Unisolar will be collected.   In July 2010, subsequent to the financial statements, the Company collected €250,000 and reached an agreement on the remaining balance.

The ongoing operations of Kraft and BudaSolar will require approximately €1.0 million of working capital to sustain and expand their operations during 2010.  In addition, if the Company were to acquire Algatec, it is anticipated that a condition of such acquisition would be that the Company provide expansion financing of not less than $5.0 million for that corporation.  Accordingly, the Company’s ability to achieve it acquisition plans and expand its business will require the Company to source additional debt or equity financing from third party.  Absent receipt of additional financing, the Company’s operating subsidiaries may be unable to pay their obligations as they come due.

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

In addition to its equity investment, the Partnership has agreed under the terms of a loan agreement entered into at the same time as the Algatec Share Purchase Agreement, to lend to Algatec on or about November 30, 2008 (the “Second Closing”), an additional $2,600,000 or approximately €2,000,000.  The proceeds of the loan were to be used to assist Algatec in paying the balance of the purchase price for all of the assets and equity of the Trend Capital limited partnership.  Upon funding of the loan, the Partnership would purchase for €9,250 an additional 9,250 shares, representing 21.5% of the outstanding share capital of Algatec, thereby increasing its ownership to an aggregate of up to 49% of the outstanding share capital of Algatec.  The loan, together with interest at the rate of 6% per annum, is repayable on the earlier of December 31, 2011 or the completion of a financing providing Algatec with up to $50.0 million of proceeds for expansion (the “Algatec Financing”).  Upon the Partnership funding the entire €2,000,000 loan at the Second Closing, the Management Group would own the remaining 51% of the share capital of Algatec.  If the Partnership funds less than the full €2,000,000 loan, the additional 21.5% equity to be issued to the Partnership at the Second Closing was to have been appropriately pro-rated.  On December 29, 2008, the Partnership consummated the Second Closing with Algatec and funded a loan of €2,000,000 ($2.6 million). Ultimately, the Partnership provided total funding of approximately $5.75 million to Algatec which, after allowing for unfavorable currency conversion rates, left the Partnership with a total equity ownership in Algatec of approximately 47% of the total number of outstanding Algatec shares.

Effective as of October 30, 2008, the Trustee, the Management Group and the Partnership (collectively, the “Algatec Stockholders”) and Algatec entered into a stock exchange agreement. Under the terms of the stock exchange agreement the Algatec stockholders agreed, subject to certain conditions, to exchange 100% of the share capital of Algatec for shares of shares of Company capital stock. Consummation of the Algatec acquisition is subject to certain conditions, including Algatec obtaining up to $50.0 million financing for Algatec to enable it to construct the addition to its existing manufacturing facility and purchase the necessary equipment to expand its business.  On April 10, 2009, the parties agreed to extend the anticipated closing date of the transactions contemplated by the Stock Exchange Agreement to July 15, 2009.  The requisite financing for Algatec was not obtained and the agreement expired on July 15, 2009. The Company and Algatec Solar AG are no longer in discussions with respect to merging. However, they continue to discuss joint venture and other opportunities.

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

2Cor9, LLC

On July 21, 2010, the Company entered into a stock purchase agreement with 2Cor9, LLC (“2Cor9”) and its members under which the Company will acquire 100% of the outstanding membership interests of 2Cor9 from the members in exchange for 4,000,000 shares of the Company’s preferred stock.  2Cor9 intends to engage in the business of green energy management, including energy management assessment and retrofits, renewable energy installations (power projects), and energy monitoring.

The preferred stock may be converted over a five year period commencing on January 1, 2011 on the basis of four shares of Company common stock for each share of preferred stock into a minimum of 1,320,000 and a maximum of 16,000,000 shares of common stock. The aggregate number of shares of Company common stock into which all of the preferred stock would be convertible (the “Conversion Shares”) will depend upon the audited combined pre-tax profits computed on both an annual and a cumulative basis at the end of each of the five consecutive fiscal years ending December 31, 2010 through December 31, 2014 (the “Measuring Period”).  The target pre-tax profits and the corresponding number of Conversion Shares that can be exercised at the end of any one or more fiscal years during the Measuring Period is based on a “grid” of such pre-tax profits and Conversion Shares.  For example, if in year one the pre-tax profit was $2,500,000 and the year two pre-tax profit was $3,500,000, then 500,000 preferred shares are eligible for conversion into 2,000,000 Conversion Shares.  Any shares of preferred stock not converted within five years after January 1, 2011 will expire.

The Company is required to make up to $2,000,000 in capital contributions to 2Cor9 over a 12 month period of which (i) a $65,000 initial contribution was made upon the execution of the stock purchase agreement, and (ii) equal monthly contributions equal to $65,000 shall be made for the nine months commencing on August 31, 2010.

In the event that the Company consummates the 2Cor9 acquisition, there shall be three members appointed to the 2Cor9 board of managers, one of whom shall be appointed by the 2Cor9 members and the remaining two shall be appointed by the Company.

Consummation of the 2Cor9 acquisition is subject to certain conditions, including, without limitation, completion of satisfactory due diligence, our obtaining the requisite financing, and entry into certain employment agreements.  There can be no assurance that the Company will be able to consummate the 2Cor9 acquisition or, if consummated, that it will prove to be beneficial to the Company.

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of June 30, 2010 and December 31, 2009 amounted to $765,875 and $2,373,067, respectively. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the Company. There were no bill and hold transactions at June 30, 2010 and June 30, 2009.

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

During the six month period ended June 30, 2009, the Company accrued an additional $26,000 in warranty costs as a result of shipments to Grupo Unisolar, and did not incur any product warranty costs. During the six months ended June 30, 2010, the Company did not accrue or incur product liability costs.  The balance as of June 30, 2010 and December 31, 2009 was $170,576 and $212,687, respectively. The change represents foreign currency translation.

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”).  The Company made no employee stock-based compensation grants before December 31, 2005 and therefore had no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation in connection with stock options granted, vested and repriced for the six months ended June 30, 2010 and 2009 was $41,945 and $643,105, respectively.

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

Commitments and Contingencies

The Company’s subsidiaries have entered into non-cancelable agreements for office premises.

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

In June 2009, the amended employment agreement with Peter Lewis was terminated by the parties. Effective as of October 1, 2009, Mr. Lewis was engaged as a non-exclusive sales and marketing consultant and representative of the Company through May 31, 2010; specifically with respect to the manufacture and sale of amorphous silicon thin film solar module manufacturing equipment and/or equipment lines (the “PV Equipment”).  As a marketing representative, Mr. Lewis was primarily responsible for generating orders and sales of the PV Equipment. In full settlement of Mr. Lewis’ claims to accrued salary, stock options, future earnings and other benefits, he will be paid $112,500 for the period ending September 30, 2009.  For the period from October 1, 2009 through May 31, 2010, Mr. Lewis was to be paid a monthly stipend of $15,000; all but the last two months have been paid.  In addition, Mr. Lewis was entitled to receive sales commissions pursuant to his agreement with Kraft.

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. In November 2007, the Company signed the modification of lease agreement resulted a charge of $20,800 per months from January 1, 2008 for three years period of time through December 31, 2010. In July 2009 and January 2010, Kraft terminated its lease agreements covering its corporate offices and facilities in Budapest and Körmend Hungary.  In addition, in December 2009 and January 2010, Kraft entered into new lease agreements for its corporate offices and facilities in Budapest, Hungary. The minimum future cash flow for the leases at June 30, 2010 is as follows:

Amount:
Year ending December 31, 2010	$124,800
Total	$124,800

Results of Operations

Three months ended June 30, 2010 as compared to the three months ended June 30, 2009

Revenues

The following table summarizes our revenues for the three months ended June 30, 2010 and 2009:

Three months ended June 30,	2010	2009
Total Revenues	$1,184,515	$4,562,284

For the three months ended June 30, 2010, revenues decreased by 74% or $3,377,769 as compared to the three months ended June 30, 2009.  The Company did not deliver any Equipment or Factory sales for the period ended June 30, 2010, but completed aspects of a larger contract substantially completed in 2009.

During 2007 and 2008, the Company began to shift its marketing focus from Equipment Sales to Factory Sales (delivered on a “turnkey” basis, which by definition include a full set of equipment plus installation and training services or commissioning process). The Company signed its first deal in June of 2008 (and received the balance of its deposit in September 2008), for which it completed its first minor equipment portion of the Factory Sales delivery in December of 2008 valued at $147,262. The Company began shipping the balance of the equipment in March 2009 and has delivered substantially all of the equipment for this 7.9 million euro order during fiscal year 2010. During 2010, the Company also expects that a majority of its revenue will come from Factory Sales rather than Equipment Sales, and does not expect to derive any substantial revenue from related parties. Revenues was reported in the second quarter of 2010 was under the Company's only contract with Grupo Unisolar. Commencing in 2008, the Company has decided to further break out its revenue into Equipment Sales and Factory Sales and to continue to do so in the future in both annual and quarterly filings.

While the Company is pursuing additional business opportunities - both Factory Sales and Equipment Sales, given the limited amount of historical business volume we cannot provide assurance regarding future sales. As the Company shifts primarily from Equipment Sales secured by purchase orders to Factory Sales secured by contracts, management expects that it may become easier to forecast future volume based upon long-term contracts and then established trends.  Comparison of different financial reporting periods may show significant fluctuations, primarily due to the value of outstanding and completed contracts or orders during the period. Therefore, historical figures (whether on a comparative period over period percentage analysis in a linear fashion or otherwise) may not have much meaning with respect to future changes in revenue and should not be used to make predictions about future revenue performance. For example, revenue could increase 400% period over period if the Company booked and invoiced one or more complete factory orders or it could decrease 100% or more if the Company failed to successfully deliver on a Factory Sale order or only managed to book and invoice orders for production of selected equipment, i.e. an Equipment Sale.  Therefore, management is not in the position to predict future revenue flow or make conclusions based on actual historical figures and we can not provide absolute assurance that signed contracts, Grupo Unisolar or others, will be completed as expected or predicted. One complete factory may exceed $12 million in value but with unexpected financial or technical problems, production may slow down the completion of the contract.  In conclusion, revenue prediction by management is difficult as of the date of this report.

Cost of sales

The following table summarizes our cost of sales for the three months ended June 30, 2010 and 2009:

Three months ended June 30,	2010	2009
Total cost of sales	$692,624	$3,297,095

For the three months ended June 30, 2010, our cost of sales was $692,624 as compared to $3,297,095, or 58.4% of our revenue for the three months ended June 30, 2010 as compared to 72% for the same period last year.  During 2010, we incurred less than anticipated costs in completing the Grupo Unisolar contract.  The decline in cost of goods sold is primarily due to the substantial completion of the Grupo Unisolar contract in the prior period. We had limited work and costs to complete this contract, during 2010 as compared to 2009. This contract was completed on July 12, 2010 and the outstanding accounts receivable was collected.

Our cost of revenue predominantly consists of the cost of labor, raw materials, depreciation and absorbed indirect manufacturing cost.

Selling, General and Administration Expenses

The following table summarizes our selling, general and administration expense for the three months ended June 30, 2010 and 2009:

Three months ended June 30,	2010	2009
Total selling, general and administration expense	$515,545	$1,389,308

For the three months ended June 30, 2010, selling, general and administrative expenses were $515,545 as compared to $1,389,308 for the three months ended June 30, 2009. The decrease in selling, general and administrative expenses is attributable to reduction in staff costs, consultants, legal and audit related incurred in 2010 as compared with 2009.

Depreciation and amortization

The following table summarizes our depreciation (excluding depreciation allocated to cost of sales) and amortization for the three months ended June 30, 2010 and 2009:

Three months ended June 30,	2010	2009
Depreciation and amortization	$19,133	$25,645

Depreciation and amortization has decreased by $6,512 in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The decrease is mainly due to the aging of equipment purchased in previous years.

Interest expense, net

The following table summarizes our interest expense, net for the three months ended June 30, 2010 and 2009:

Three months ended June 30,	2010	2009
Interest expense, net	$56,460	$451,026

Interest expense, net has decreased by $394,566 in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The decrease is mainly due to the debt discount of convertible debentures being fully amortized by the second quarter of 2009, and there was no such amortization in 2010.

Six months ended June 30, 2010 as compared to the six months ended June 30, 2009

Revenues

The following table summarizes our revenues for the six months ended June 30, 2010 and 2009:

Six months ended June 30,	2010	2009
Total Revenues	$1,184,515	$6,221,024

For the six months ended June 30, 2010, revenues decreased by 81% or $5,036,509 as compared to the six months ended June 30, 2009.  The Company did not deliver any Equipment or Factory sales for the period ended June 30, 2010, but completed aspects of a larger contract substantially completed in 2009.

During 2007 and 2008, the Company began to shift its marketing focus from Equipment Sales to Factory Sales (delivered on a “turnkey” basis, which by definition include a full set of equipment plus installation and training services or commissioning process). The Company signed its first deal in June of 2008 (and received the balance of its deposit in September 2008), for which it completed its first minor equipment portion of the Factory Sales delivery in December of 2008 valued at $147,262. The Company began shipping the balance of the equipment in March 2009 and has delivered substantially all of the equipment for this 7.9 million euro order during fiscal year 2010. During 2010, the Company also expects that a majority of its revenue will come from Factory Sales rather than Equipment Sales, and does not expect to derive any substantial revenue from related parties. Revenues was reported in the second quarter of 2010 was under the Company's only contract with Grupo Unisolar. Commencing in 2008, the Company has decided to further break out its revenue into Equipment Sales and Factory Sales and to continue to do so in the future in both annual and quarterly filings.

While the Company is pursuing additional business opportunities - both Factory Sales and Equipment Sales, given the limited amount of historical business volume we cannot provide assurance regarding future sales. As the Company shifts primarily from Equipment Sales secured by purchase orders to Factory Sales secured by contracts, management expects that it may become easier to forecast future volume based upon long-term contracts and then established trends.  Comparison of different financial reporting periods may show significant fluctuations, primarily due to the value of outstanding and completed contracts or orders during the period. Therefore, historical figures (whether on a comparative period over period percentage analysis in a linear fashion or otherwise) may not have much meaning with respect to future changes in revenue and should not be used to make predictions about future revenue performance. For example, revenue could increase 400% period over period if the Company booked and invoiced one or more complete factory orders or it could decrease 100% or more if the Company failed to successfully deliver on a Factory Sale order or only managed to book and invoice orders for production of selected equipment, i.e. an Equipment Sale.  Therefore, management is not in the position to predict future revenue flow or make conclusions based on actual historical figures and we can not provide absolute assurance that signed contracts, Grupo Unisolar or others, will be completed as expected or predicted. One complete factory may exceed $12 million in value but with unexpected financial or technical problems, production may slow down the completion of the contract.  In conclusion, revenue prediction by management is difficult as of the date of this report.

Cost of sales

The following table summarizes our cost of sales for the six months ended June 30, 2010 and 2009:

Six months ended June 30,	2010	2009
Total cost of sales	$692,524	$4,125,771

For the six months ended June 30, 2010, our cost of sales was $692,624 as compared to $4,125,771, or 58.4% of our revenue for the three months ended June 30, 2010 as compared to 66% for the same period last year.  During 2010, we incurred less than anticipated costs in completing the Grupo Unisolar contract. The decline in cost of goods sold is primarily due to the substantial completion of the Grupo Unisolar contract in the prior period. We had limited work and costs to complete this contract, during 2010 as compared to 2009. This contract was completed on July 12, 2010 and the outstanding accounts receivable was collected.

Our cost of revenue predominantly consists of the cost of labor, raw materials, depreciation and absorbed indirect manufacturing cost.

Selling, General and Administration Expenses

The following table summarizes our selling, general and administration expense for the six months ended June 30, 2010 and 2009:

Six months ended June 30,	2010	2009
Total selling, general and administration expense	$1,218,341	$2,559,095

For the six months ended June 30, 2010, selling, general and administrative expenses were $1,218,341 as compared to $2,559,095 for the six months ended June 30, 2009. The decrease in selling, general and administrative expenses is attributable to reduction in staff costs, consultants, legal and audit related incurred in 2010 as compared with 2009.

Depreciation and amortization

The following table summarizes our depreciation (excluding depreciation allocated to cost of sales) and amortization for the six months ended June 30, 2010 and 2009:

Six months ended June 30,	2010	2009
Depreciation and amortization	$35,704	$49,695

Depreciation and amortization has decreased by $13,991 in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease is mainly due to the aging of equipment purchased in previous years.

Interest expense, net

The following table summarizes our interest expense, net for the six months ended June 30, 2010 and 2009:

Six months ended June 30,	2010	2009
Interest expense, net	$187,025	$719,240

Interest expense, net has decreased by $532,215 in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease is mainly due to the debt discount of convertible debentures being fully amortized by the second quarter of 2009, and there was no such amortization in 2010.

Liquidity and Capital Resources

As of June 30, 2010, we had working capital deficit of $3,774,541. We generated a deficit in cash flow from operations of $652,605 for the six months ended June 30, 2010. This deficit is primary attributable to our net loss of $960,585, net with depreciation and amortization and deferred compensation of  $317,852 as well as $175,906 stock based compensation and stock issued in exchange for operating expenses paid by shareholders, loss on sale of equipment, $9,979 and the changes in the balances of assets and liabilities. Operating assets decreased $417,917, net with a decrease in operating liabilities of $613,704.

Cash flow generated by investing activities for the six months ended June 30, 2010 was $30,975 resulting from the sale of property and equipment.

Cash generated by financing activities for the six months ended June 30, 2010 was $28,862 from proceeds from related party advances.

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

As at June 30, 2010, the Company’s consolidated current liabilities exceeded its consolidated current assets by $3,774,541.   As of the filing date of this report, the Company is currently in default in the payment of certain notes payable aggregating $935,000 and $268,000 (plus redemption penalties and accrued interest) which became due in March and June 2009, respectively, and accounts payable and accrued liabilities of approximately $2.9 million are also due.  Unless the Company is able to obtain additional capital or other financing within the next 90 to 120 days, or sooner, its creditors may sue to collect on their notes and accounts.  In such event, the Company may be required to seek protection from its creditors under the Federal Bankruptcy Act.  Although the Company is actively pursuing such financing, there is no assurance that it will be obtained on commercially reasonable terms, if at all.  Even if such financing is obtainable, it may be expected that the terms thereof will significantly dilute the equity interests of existing stockholders of the Company.

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

On December 7, 2009, two of the Company’s March 2006 convertible note holders settled for an aggregate of 200,000 shares of the Company’s common stock and demand notes of $169,167. The Company intends to issue such shares during the third quarter of 2010.

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

On April 28, 2010, the Company issued 115,000 shares of the Company’s Common Stock in payment of interest on note payable.

As of the date of this report, an aggregate of $268,000 of the Company’s June 2006 convertible notes held by 2 noteholders remain unpaid and in default, and a former holder of convertible notes is suing the Company for $255,000 of alleged fees and penalties it claims is owed under the June 2006 agreements.  See Note 9, “Litigation.” The Company is in the process of negotiating settlements with such note holders.

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

The translation of the Company’s subsidiaries forint denominated balance sheets into U.S. dollars, as of June 30, 2010, has been affected by the U.S. dollar against the Hungarian forint due to recent strengthening of the U.S. dollar. The currency has changed from 193.27 as of June 30, 2009 to 234.50 as of June 30, 2010, approximate 21.3% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars for the six months ended June 30, 2010 and 2009 were 205.30 and 218.34, respectively, an approximate 6% depreciation in value.

New Accounting Pronouncements

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements.

            In May 2010, the FASB issued Accounting Standards Update No. 2010-19, “Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.” The guidance provides clarification of accounting treatment when reported balances in an entity’s financial statements differ from their underlying U.S. dollar denominated values due to different rates being used for remeasurement and translation. The guidance indicates that upon adopting highly inflationary accounting for Venezuela, since the U.S. dollar is now the functional currency of a Venezuelan subsidiary, there should no longer be any differences between the amounts reported for financial reporting purposes and the amount of any underlying U.S. dollar denominated value held by the subsidiary. Therefore, any differences between these should either be recognized in the income statement or as a cumulative translation adjustment, if the difference was previously recognized as a cumulative translation adjustment. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

           In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.          CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2010.

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

Internal Controls over Financial Reporting

During the fiscal quarter ended June 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Solar Thin Films, Inc. vs. Strategic Growth International, Inc. (Supreme Court, New York State, New York County). On May 7, 2010, the Company commenced an action against Strategic Growth International, Inc. (“SGI”) in the Supreme Court of the State of New York, County of New York (the “Action”), seeking a temporary restraining order and preliminary injunction enjoining SGI and its affiliates from directly or indirectly selling, pledging, hypothecating or otherwise disposing of all or any portion of 400,000 shares of Company common stock issued to SGI as partial compensation under an investor relations services agreement with the Company dated March 31, 2009.  The Company claimed that SGI did not fulfill its obligations under the agreement and was not entitled to compensation.  On August 9, 2010, the Company and SGI entered into a settlement agreement under which, in full and final settlement of all claims and defenses asserted by the parties in the Action, SGI (i) delivered to the Company a certificate representing 150,000 shares of Company common stock previously issued to SGI, together with appropriate stock powers, for cancellation, (ii) waived any and all claims to warrants to be issued by the Company as compensation under the March 2009 agreement, and (iii) waived any and all claims to cash compensation under the March 2009 agreement.

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

On April 28, 2010, the Company issued 115,000 shares of the Company’s Common Stock in payment of interest on note payable.

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

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

           As of the filing date of this report, the Company is currently in default in the payment of certain notes payable aggregating $935,000 and $268,000 (plus redemption penalties and accrued interest) which became due in March and June 2009, respectively, and accounts payable and accrued liabilities of approximately $2.9 million are also due.  Unless the Company is able to obtain additional capital or other financing within the next 90 to 120 days, or sooner, its creditors may sue to collect on their notes and accounts.  In such event, the Company may be required to seek protection from its creditors under the Federal Bankruptcy Act.  Although the Company is actively pursuing such financing, there is no assurance that it will be obtained on commercially reasonable terms, if at all.  Even if such financing is obtainable, it may be expected that the terms thereof will significantly dilute the equity interests of existing stockholders of the Company.

ITEM 4.             (REMOVED AND RESERVED).

ITEM 5.             OTHER INFORMATION.

           None.

ITEM 6.             EXHIBITS.

           The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q has been identified.

Exhibit No.	Exhibit Name

10.1	Stock Purchase Agreement dated as of July 21, 2010 by and among Solar Thin Films, Inc., 2Cor9, LLC, Chris Schuring, J. Kyle McCue and Philip McAnelly.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR THIN FILMS, INC.

Date: August 23, 2010	/s/ Robert M. Rubin
Robert M. Rubin
Chief Executive Officer (Principal Executive Officer)

Date: August 23, 2010	/s/ Harry Shufrin
Harry Shufrin
Chief Financial Officer (Principal Accounting and Financial Officer)