Form 10-Q
period 2010-09-30
Solar Thin Films, Inc.
filed 2010-11-22
CIK 859792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2010

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

Number of outstanding shares of the registrant's par value $0.01 common stock, as of November 11, 2010: 24,368,244.

Solar Thin Films, Inc.
Quarterly Report on Form 10-Q

Table of Contents

		PAGE

PART I	FINANCIAL INFORMATION	F-1 - F-22

Item 1.	Condensed Consolidated Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009.	F-1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2010 and 2009 (unaudited).	F-2

	Condensed Consolidated Statement of Stockholders' Deficiency/Equity for the year ended December 31, 2009 and nine months ended September 30, 2010 (unaudited).	F-3- F-4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2010 and 2009.	F-5

	Notes to Unaudited Condensed Consolidated Financial Statements.	F-6 - F-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	18

Item 4T.	Controls and Procedures.	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.	19

Item 1A.	Risk Factors.	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19

Item 3.	Defaults Upon Senior Securities.	20

Item 4.	(Removed and Reserved).	20

Item 5.	Other Information.	20

Item 6.	Exhibits.	20

	Signatures.	22

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$13,388	$631,155
Accounts receivable, net of allowance for doubtful accounts of $754,648 and $696,067, respectively	-	1,397,593

Inventory	1,032,278	131,240
Advances to suppliers	450,501	622,526

Deposits and other current assets	286,071	115,580
Total current assets	1,782,238	2,898,094

Property, plant and equipment, net of accumulated depreciation of $325,604 and $446,718, respectively	139,452	256,136
Investment	130,000	-
Total assets	$2,051,690	$3,154,230

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$3,214,878	$2,563,910
Capital leases, current portion	2,407	2,499
Notes payable, current portion	1,772,167	1,837,167
Advances, related party	274,049	-
Deferred revenue	-	2,373,067
Total current liabilities	5,263,501	6,776,643

Capital leases, long term	2,615	4,981
Dividends payable	132,809	143,656
Total Liabilities	5,398,925	6,925,280

Commitments and contingencies	-	-

Stockholder's Deficit
Preferred stock, par value $0.01 per share; 2,700,000 shares authorized:
Series A Preferred stock, par value $0.01 per share; 1,200,000 shares designated; -0- issued and outstanding at September 30, 2010 and December 31, 2009
Series B Preferred stock, par value $0.01 per share; 1,500,000 shares designated:
Series B-1 Preferred stock, par value $0.01 per share, 1,000,000 shares designated, 228,652 issued and outstanding at September 30, 2010 and December 31, 2009	2,286	2,286
Series B-3 Preferred stock, par value $0.01 per share, 232,500 shares designated, 47,491 and 47,502 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	475	475
Series B-4 Preferred stock, par value $0.01 per share, 100,000 shares designated, -0- issued and outstanding at September 30, 2010 and December 31, 2009	-	-
Common stock, par value $0.01 per share, 150,000,000 shares authorized, 20,543,244 and 18,988,893 issued and outstanding as of September 30, 2010 and December 31 2009, respectively	205,432	189,889
Shares to be issued	200,000	200,000
Additional paid in capital	25,358,930	24,660,277
Treasury stock	(80,000)	(80,000)
Accumulated deficit	(29,894,273)	(29,551,979)
Accumulated other comprehensive income	859,915	808,002
Total shareholders' deficit	(3,347,235)	(3,771,050)

Total Liabilities and Stockholders' Deficit	$2,051,690	$3,154,230

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

REVENUE:
Factory sales	$1,048,232	$2,181,956	$2,232,747	$8,402,980

Cost of sales	-	1,516,105	673,987	5,641,876
Gross profit	1,048,232	665,851	1,558,760	2,761,104

OPERATING EXPENSES:
General, selling and administrative expenses	372,376	1,169,227	1,609,354	3,728,322
Depreciation	8,742	18,435	44,446	68,130
Total operating expenses	381,118	1,187,662	1,653,800	3,796,452

NET INCOME (LOSS) FROM OPERATIONS	667114	(521,811)	(95,040)	(1,035,348)

Other income/(expense):
Loss on sale of equipment	(2,144)	-	(12,123)	-
Foreign currency transaction (loss):	2,657	(218,432)	1,179	(323,655)
Interest expense, net	(50,489)	(116,257)	(237,514)	(835,497)
Gain on change in fair value of reset provision liability	-	-	-	21,776
Impairment of investment	-	-	-	(150,000)
Debt acquisition costs	-	-	-	(26,500)
Other income	1,153	22,544	1,204	28,189

Net income (loss) before provision for income taxes	618,291	(833,956)	(342,294)	(2,321,035)

Income taxes	-	-	-	-

Net income (Loss)	618,291	(833,956)	(342,294)	(2,321,035)

Noncontrolling interest	-	-	-	(8,772)

NET INCOME (LOSS) ATTRIBUTABLE TO SOLAR THIN FILMS, INC.	$618,291	$(833,956)	$(342,294)	$(2,329,807)

Net income (loss) per common share (basic)	$0.03	$(0.05)	$(0.02)	$(0.18)

Net income (loss) per common share (fully diluted)	$0.03	$(0.05)	$(0.02)	$(0.18)

Weighted average shares outstanding (basic)	20,511,357	15,465,878	19,881,013	12,917,247

Weighted average shares outstanding (fully diluted)	21,059,130	15,465,878	19,881,013	12,917,247

Comprehensive (loss):
Net income (loss)	$618,291	$(833,956)	$(342,294)	$(2,321,035)
Foreign currency translation gain (loss)	(231,376)	(81,477)	51,913	103,566

Comprehensive Income (loss)	386,915	(915,433)	(290,381)	(2,217,469)
Comprehensive loss attributable to the non controlling interest	-	-	-	(8,772)
Comprehensive income (loss) attributable to Solar Thin Films, Inc.	$368,915	$(915,433)	$(290,381)	$(2,226,241)

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONSOLIDATED STATEMENT OF DEFICIENCY OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2010
(unaudited)

	Preferred Series B-1		Preferred Series B-3		Common shares		Shares to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2009	228,652	$2,286	47,502	$475	18,988,893	$189,889	200,000	$200,000
Issuance of 1,242,381 shares of common stock for services rendered	-	-	-	-	1,242,381	12,424	-	-
Issuance of 70 shares of commons stock in exchange for 5 Preferred Series B-3 shares	-	-	(11)	-	70	-	-	-
Issuance of 146,900 shares of common stock in exchange for convertible note and related interest	-	-	-	-	146,900	1,469	-	-
Issuance of 165,000 shares of common stock in exchange for interest	-	-	-	-	165,000	1,650	-	-
Fair value of vested portion of employee options issued	-	-	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, September 30, 2010	228,652	$2,286	47,491	$475	20,543,244	$205,432	200,000	$200,000

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONSOLIDATED STATEMENT OF DEFICIENCY OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2009 AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(unaudited)

				Other			Total
	Additional	Deferred	Treasury	Comprehensive	Accumulated	Non controlling	Stockholders'
	Paid in Capital	Compensation	Stock	Income (loss)	Deficit	Interest	Deficiency

Balance, December 31, 2009	24,660,277	-	(80,000)	808,002	(29,551,979)	-	(3,771,050)
Issuance of 1,242,381 shares of common stock for services rendered	504,837	-	-	-	-	-	517,261
Issuance of 70 shares of commons stock in exchange for 5 Preferred Series B-3 shares	-	-	-	-	-	-	-
Issuance of 146,900 shares of common stock in exchange for convertible note and related interest	71,981	-	-	-	-	-	73,450
Issuance of 165,000 shares of common stock in exchange for interest	79,890	-	-	-	-	-	81,540
Fair value of vested portion of employee options issued	41,945	-	-	-	-	-	41,945
Foreign currency translation gain	-	-	-	51,913	-	-	51,913
Net loss	-	-	-	-	(342,294)	-	(342,294)
Balance, September 30, 2010	$25,358,930	$0	$(80,000)	$859,915	$(29,894,273)	$0	$(3,347,235)

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(342,294)	$(2,329,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	44,446	100,902
Bad debt		50,000
Impairment of investment		150,000
Loss on sale of equipment	12,123	14,302
Loss attributable to noncontrolling interest, net of tax	-	8,772
Amortization of deferred financing costs	-	26,500
Amortization of debt discounts	-	362,003
Amortization of deferred compensation costs	-	26,250
Stock based compensation	632,656	905,662
Common stock issued in settlement of interest	81,540	-
Change in fair value of reset liability	-	(21,776)
Common stock of then majority owned subsidiary issued for services	-	49,141
(Increase) decrease in:
Accounts receivable	1,397,593	(1,810,817)
Accounts receivable, related party		449,291
Inventory	(901,038)	(4,086)
Advances and other current assets	172,025	1,010,992
Other assets	(170,491)	(362,075)
Increase (decrease) in:
Accounts payable and accrued liabilities	637,663	889,100
Advances received from customers		(1,773,799)
Deferred revenue	(2,373,067)	2,099,526
Net cash used in operations	(808,844)	(159,919)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment	(130,000)
Sale of investments		1,350,000
Sale of property plant and equipment	110,647	21,838
Acquisition of property, plant and equipment		(44,054)
Net cash provided by (used in) investing activities:	(19,353)	1,327,784

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances-related party	274,049	-
(Payments) proceeds from notes payable	(65,000)	(225,000)
Net cash provided (used in) by financing activities:	209,049	(225,000)

Effect of currency rate change on cash	1,381	(4,788)

Net (decrease) increase in cash and cash equivalents	(617,767)	938,077
Cash and cash equivalents at beginning of period	631,155	619,257
Cash and cash equivalents at end of period	$13,388	$1,557,334

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$154	$978
	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as deferred compensation	$-	$78,000
Stock based compensation	$632,656	$1,128,368

See the accompanying notes to these unaudited condensed consolidated financial statements

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements are as follows:

General

The accompanying unaudited condensed consolidated financial statements of Solar Thin Film, Inc., (“Solar” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted in the United States of America accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the nine-month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC on April 15, 2010.

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

Revenue Recognition

For revenue from Equipment sales, which include equipment and sometimes installation, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) Persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of September 30, 2010 and December 31, 2009 amounted to $-0- and $2,373,067, respectively.   ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectability is reasonable assured and title and risk of ownership is passed to the customer, which is usually upon shipment. However, certain customers traditionally have requested to take title and risk of ownership prior to shipment. Revenue for these transactions is recognized only when:

1.	Title and risk of ownership have passed to the customer;

2.	The Company has obtained a written fixed purchase commitment;

3.	The customer has requested the transaction be on a bill and hold basis;

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4.	The customer has provided a delivery schedule;

5.	All performance obligations related to the sale have been completed;

6.	The product has been processed to the customer’s specifications, accepted by the customer and made ready for shipment; and

7.	The product is segregated and is not available to fill other orders.

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the Company. There were no bill and hold transactions at September 30, 2010 and December 31, 2009.

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
SEPTEMBER 30, 2010

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

The Company has 826,000 options outstanding as of September 30, 2010. During the nine months ended September 30, 2010, there were no options granted or forfeited. During this period, 138,889 options vested and as of this date all options have been vested.  The weighted average life of these options is 6.37 years. The weighted average exercise price of these options are 1.55 per option. There is no intrinsic value to these options.

Stock-based compensation expense in connection with stock options granted, vested and re-priced in the aggregate amount of $41,945 and $905,662 was charged to operations for the nine-month period ended September 30, 2010 and 2009, respectively. There was no grant of stock based compensations during the quarter ended September 30, 2010.

The Company has 1,737,000 warrants outstanding as of September 30, 2010. During the nine months ended September 30, 2010, there were no warrants granted or forfeited. The weighted average life of these warrants is 1.16 years. The weighted average strike price of these warrants is 12.93 per warrant. There is no intrinsic value to these warrants.

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

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method).

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

The following table reconciles the numerator and denominator for the calculation

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2010	2009	2010	2009
Basic net income (loss) per share
Net income (loss) available to
common stockholders	$618,291	$(833,956)	$(342,294)	$(2,329,807)
Denominator:
Weighted average basic shares
outstanding	20,511,357	15,465,878	19,881,013	12,917,247
Net income (loss) per basic share:	$0.03	$(0.05)	$(0.02)	$(0.18)

Dilutive net income (loss) per share
Numerator:

Net income (loss) available to
common stockholders	$618,291	$(833,956)	$(342,294)	$(2,329,807)

Denominator:
Weighted average basic shares
outstanding	20,511,357	15,465,878	19,881,013	12,917,247
Weighted average effect of dilutive
securities:

Convertible debt	241,141	-		-
Convertible preferred stock	306,632	-		-
Weighted average diluted shares
outstanding	21,059,130	15,465,878	19,881,013	12,917,247

Net income (loss) per diluted share:	0.03	(0.05)	(0.02)	(0.18)

Securities excluded from the weighted
average dilutive common shares
outstanding because their inclusion
would have been antidilutive: Convertible debt		459,600	241,141	459,600
Convertible Stock	-	306,703	306,632	306,703
Stock options	826,000	826,000	826,000	826,000
Warrants	1,737,000	1,737,000	1,737,000	1,737,000

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (“ASU 2010-19”), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (“ASU 2010-17”), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

The Company has evaluated and included subsequent events through the filing date of this form 10-Q.

 NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a loss of $342,294 and $2,329,807 for the nine-month periods ended September 30, 2010 and 2009, respectively. Additionally, the Company has current liabilities in excess of current assets in the amount of $3,481,263 as of September 30, 2010. The Company is currently in default in the payment of certain notes payable.  These factors among others raised substantial doubt about the Company’s ability to continue as a going concern.

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

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 3 –  DEPOSITS AND OTHER CURRENT ASSETS

Prepaid and other current assets as of September 30, 2010 and December 31, 2009 are comprised of the following:

	September 30, 2010	December 31, 2009
Common stock issued for services to be rendered	$105,871	$40,603
Tax receivable	170,393	60,980
Other	9,807	13,997
Total	$286,071	$115,580

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

The Company amortized and charged to operations  for the common stock issued for services to be rendered amount to $420,526 and $26,250 during the nine month periods ended September 30, 2010 and 2009, respectively.

NOTE 4- PRIVATE PLACEMENT OF CONVERTIBLE NOTES AND NOTE PAYABLE

A summary of convertible notes payable at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Convertible notes payable (“March 2006”) non-interest bearing; secured and due March 2009. The Company is currently in default under the terms of this note agreement. The debt discount in connection with this note has been amortized in full upon the maturity of the note in March 2009.	$935,000	$1,000,000
Convertible notes payable (“June 2006”), non- interest bearing; secured and due June 2009; Note holder has the option to convert unpaid note principal to the Company’s common stock at a rate of $5.00 per share. The Company is currently in default under the terms of this agreement. The debt discount in connection with this note has been amortized in full upon the maturity of the note in June 2009.	268,000	268,000
Note payable, non interest bearing, due March 4, 2009. The Company was in default under the terms of the note agreement. Interest accrued at 8% per annum upon the default. The Company subsequently extended this note payable on January 31, 2011.	400,000	400,000
Notes payable, demand, 12% per annum, unsecured	169,167	169,167
Total Current Notes Payable	1,772,167	1,837,167

The Company granted the Investors of the June 2006 Convertible debentures a first priority security interest in all of its assets. In addition, the Company pledged 100% of the shares (the “Pledged Shares”) held in its wholly owned subsidiary, Kraft Elektronikai Zrt (“Kraft”), as collateral to the Investors. The Company did not repay the note at its maturity in June 2009. As a result of the default, the Investors may seek a redemption premium equal to 125% of the outstanding principal amount.  At September 30, 2010 and December 31, 2009, the Company had accrued a redemption penalty in an aggregate amount of $67,000, which represents the redemption premium in excess of the outstanding notes principal of $268,000 that was included in the Company’s current liabilities.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 4- PRIVATE PLACEMENT OF CONVERTIBLE NOTES AND NOTE PAYABLE (continued)

During the year ended December 31, 2009 and 2008, the majority of June 2006 convertible debenture note holders have converted the notes in exchange for the Company’s common stock. However, there can be no assurance that the Company will enter into definitive settlement agreements to retire or reconstitute the remaining outstanding 2006 convertible notes.  If the Company is unable to enter into settlement or other agreements with the Investors, or is unable to obtain financing on terms acceptable to the Company in order to repay the outstanding debt owed to the Investors, the Investors may elect to exercise their first priority security interest in all of the assets of the Company, as well as sell, transfer or assign the Pledged Shares. In such event, the Company may be required to cease operations and/or seek protection from its creditors under the Federal Bankruptcy Act. (See Footnote 2)

On February 1, 2010, the Company issued a forbearance agreement of $400,000 whereby the Company agreed to issue 75,000 shares of common stock, accrue interest at 18% per annum from March 4, 2009 through February 4, 2010, 8% per annum thereafter with the note due January 31, 2011.  In addition, the Company agreed to issue 10,000 shares of its common stock for each month delay past January 1, 2010 until the note is paid.  A total of 165,000 common shares were issued during the nine-month period ended September 30, 2010 pursuant to the terms of this forbearance agreement, which includes the 75,000 shares of common stock and 10,000 shares per month from January through April 2010. The Company has accrued and charged to operations the value of all common shares required to be issued as of September 30, 2010.

NOTE 5- CAPITAL STOCK

Preferred Stock

The Company has authorized 2,700,000 total shares of preferred stock. The Board of Directors designated 1,200,000 shares as Series A 12.5% cumulative preferred stock (“Series A Preferred Stock”), with a par value of $0.01 per share. The preferred stock is entitled to preference upon liquidation of $0.63 per share for any unconverted shares. As of September 30, 2010 and December 31, 2009, there were no shares of Series A Preferred Stock issued and outstanding.

The Board of Directors has designated a total of 1,500,000 shares of Series B Preferred Stock:

•
The Board of Directors has designated 1,000,000 shares of its preferred stock as Series B-1 Preferred Stock (“B-1 Preferred”). Each share of Series B-1 Preferred Stock is entitled to preference upon liquidation of $2.19 per share for any unconverted shares. Each shares of the Series B-1 Preferred shall be entitled to one (1) vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Eighty five (85) Series B-1 Preferred shares may be converted to one (1) share of the Company’s common stock. As of September 30, 2010 and December 31 2009, there were 228,652 shares of Series B-1 Preferred issued and outstanding.

•
The Board of Directors has designated 232,500 shares of its preferred stock as Series B-3 Preferred Stock (“B-3 Preferred”). Each share of the Series B-3 Preferred shall be entitled to six and four tenths (6.4) votes on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class. Each Series B-3 Preferred share may be converted to six and four tenths (6.4) shares of the Company’s common stock. As of September 30, 2010 and December 31, 2009, there were 47,491 and 47,502 shares of Series B-3 Preferred issued and outstanding, respectively.

•
In June 2006 the Board of Directors designated 100,000 shares of its preferred stock as Series B-4 Preferred Stock (“B-4 Preferred”).  Upon the filing of an amendment which increased the number of authorized common shares such that there was an adequate amount of authorized common stock per issuance upon conversion of the Series B-4 Preferred, the Series B-4 Preferred shares automatically converted to shares of the Company's common stock at a rate of seventy (70) common shares for each share of Series B-4 Preferred. During the year ended December 31, 2007, 95,500 shares of Series B-4 Preferred were converted into 6,685,000 shares of the Company’s common stock. As of September 30, 2010 and December 31, 2009, there were no shares of Series B-4 Preferred issued and outstanding.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 5- CAPITAL STOCK (Continued)

Common Stock

On September 3, 2009, the Company affected a one-for-five (1 to 5) reverse stock split of its issued and outstanding shares of common stock, $0.01 par value. All references in the consolidated financial statements and the notes to consolidated financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split.

On September 3, 2009, the Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.01 per share. As of September 30, 2010 and December 31, 2009, there were 20,543,244 and 18,988,893 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2010, the Company issued an aggregate of 1,242,381 shares of common stock, valued at $517,261, in exchange for services and operating expenses paid by shareholders.

During the nine months ended September 30, 2010, the Company issued 165,000 shares of common stock, valued at $81,540, in exchange for interest due on forbearance agreement .

NOTE 6- RELATED PARTY NOTES PAYABLE AND TRANSACTIONS

There were no related party sales and/or cost of sales for the nine month period ended September 30, 2010 and 2009.

During the nine month period ended September 30, 2010, the Company received an advance of $20,827 from Istvan Krafcsik, an owner of BudaSolar (see Note 9 below).  The advance is non interest bearing and is due upon demand.

During the nine month period ended September 30, 2010, the Company issued an aggregate of 142,381 shares of common stock valued at  $72,262 for operating expenses paid by shareholders

The Company has a dividend payment obligation due to the former shareholders valued at $132,809 and $143,656 as of September 30, 2010 and December 31, 2009, respectively. Changes in the recorded amounts are related to the changes in the currency exchange rates.

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

NOTE 8- ECONOMIC DEPENDENCY

During the nine month period September 30, 2010, $2,232,747 or 100% of the total revenues were derived from one customer; for the nine month period ended September 30, 2009, $8,402,980 or 100% of the total revenues were derived from one customer. The Company reached a settlement with Grupo Unisolar, our only customer for which the project was completed  in prior periods. The settlement was entered into on July 12, 2010 where Grupo Unisolar accepted the factory as complete and functional and paid €968,000  ( 1,328,482 USD) as payment in full. The Company then purchased €718,000 (985,385 USD) for solar panels to be delivered in the first quarter 2011.

The Company has no supplier that accounts for greater than 10% of the Company’s costs of sales during the nine months ended September 30, 2010 and 2009.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease agreement

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. In November 2007, the terms of the lease agreement were modified effectively increasing the monthly rent to $20,800 per month starting on January 1, 2008 for the next three years through December 31, 2010. The Company also has other month to month leases for its offices and facilities. The minimum future cash flow commitment for the leases at September 30, 2010 is as follows:

Amount:
Year ending December 31, 2010	$62,400

During the year ended December 31, 2009, the Company abandoned their facilities in Budapest, Hungary.  As such the Company accrued $250,000 for potential lease cancellation penalties at December 31, 2009.  Settlement is currently under negotiations.

Rent expense amounted to $13,006 and $209,459 for the nine-month period ended September 30, 2010 and 2009, respectively.

Litigation

Grace Brothers Ltd. vs. Solar Thin Films, Inc. (Supreme Court, New York State, New York County). On March 4, 2009, Grace Brothers Ltd. brought an action against the Company in the Supreme Court of the State of New York, County of New York, seeking damages of approximately $255,000 in alleged registration delay penalties.  On July 16, 2009, the Company filed its answer to the complaint denying all of Grace’s allegations.  . This matter was settled on August 31, 2010. The Company issued to Grace Brothers, LTD 175,000 shares of the Company’s common stock in complete and full settlement.

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

The parties to the Atlantis Solar, LLC Stock Purchase Agreement never consummated its terms and are now in litigation. We believe that we have meritorious defenses and will vigorously defend the case.  We also believe that the case is largely frivolous and that any non-frivolous claims advanced by the sole owner and employee of Atlantis Solar are too small to have any material adverse effect on the financial condition of the Company.

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
SEPTEMBER 30, 2010

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Product Warranty Obligation

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with ASC 460-10. The range for the warranty coverage for the Company’s products is up to 18 to 24 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company’s determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations. Accrued provision for product warranty was approximately $196,628 and $212,687 as of September 30, 2010 and December 31, 2009, respectively. The change represents foreign currency translation fluctuation.

Employment and Consulting Agreements

The Company has reached agreement with its key officers for employment agreements to be executed in the third quarter of 2010. In addition to compensation and benefit provisions, the agreements will include non-disclosure and confidentiality provisions for the protection of the Company's proprietary information.

The Company entered into a one year investor relations agreement beginning January 2010 for an overall obligation of  $110,000 including 50,000 shares of the Company Common Stock and $88,000 of cash payments, of which, $44,000 was paid during the nine months ended September 30, 2010. The 50,000 shares of Common Stock were paid during the nine months ended September 30, 2010.

The Company entered into a one year investor relations agreement beginning January 2010 in exchange for 1,000,000 shares of the Company’s common stock. The shares were issued during the nine months ended September 30, 2010.

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

Z. Kiss, a former director and executive officer of the Company, was selling 2.0 million of the 3.6 million shares, representing his entire share holdings in the Company. In addition, Mr. Kiss has agreed to apply up to $831,863 of the proceeds from the sale of his 2.0 million shares to pay a portion of the $1,331,863 of indebtedness owed by his affiliate Renewable Energy Solutions Inc. (“RESI”), to the Company. G. Kiss and M. Kiss, the children of Z. Kiss, were each selling 800,000 shares in the transaction, and, after the sale, such persons will retain 10,000 and 200,000 shares of the Company’s common stock, respectively. Mr. Gifis is acting as agent for each of the Selling Stockholders (the “Sellers’ Agent”).

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30. 2010

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Agreement with Mr. Kiss and other Stockholders (continued)

The Company intended to finance the purchase price for the 3.6 million shares being sold by the Selling Stockholders by arranging for a sale of the shares, either through a registered public offering for the account of the Selling Stockholders, or a private purchase.

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
SEPTEMBER 30, 2010

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

On December 4, 2009, Z. Kiss surrendered his shares of Company common stock to the Company.  Accordingly, no further amounts are due to the Company related to the aforementioned agreement.

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
2Cor9, LLC

On July 21, 2010, the Company entered into a stock purchase agreement with 2Cor9, LLC (“2Cor9”) and its members under which the Company may acquire 100% of the outstanding membership interests of 2Cor9 LLC from the members in exchange for funding its operations over a 9 month period. In addition, if the Company acquires 2COR9 LLC it shall issue to the original members the Company's stock, subject to achieving certain defined profitability milestones.  2Cor9 intends to engage in the business of green energy management, including creation of solar farms, energy management assessment and retrofits, renewable energy installations (power projects), and energy monitoring.

The Company would be required to make up to $2,000,000 in capital contributions to 2Cor9 over a 12 month period of which (i) a $65,000 initial contribution to be  made upon the execution of the stock purchase agreement, and (ii) equal monthly contributions equal to $65,000 shall be made for the nine months commencing on August 31, 2010.  As of September 30, 2010 the Company has advanced $130,000 to 2COR9 LLC. The Company has not completed the acquisition of 2COR9 LLC; however we are in continuous discussions with them for the potential creation of a joint venture for the creation of solar farms in the United States. In addition the Company is in discussions with other solar farm operators both internationally and domestically to establish joint ventures for the creation of solar farms. In addition the Company is in discussions with other solar farm operators both internationally and domestically to establish potential joint ventures for the creation of solar farms both in the United States and internationally.

NOTE 10 – SEGMENT INFORMATION

The Company's operations fall into one single product segment, photovoltaic thin film modules: producing and/or installing and commissioning factory equipment that produces photovoltaic thin film modules. The Company manages its operations, and accordingly determines its operating segments, on a geographic basis. Consequently, the Company has one operating geographic location, Hungary. The performance of geographic operating segments is monitored based on net income or loss (after income taxes, interest, and foreign exchange gains/losses). The accounting policies of the segments are the same as those described in the summary of accounting policies in Note 1. There are no intersegment sales revenues. The following tables summarize financial information by geographic segment for the three and nine month periods ended September 30, 2010 and 2009:

Geographic information for the nine month period ended September 30, 2010:
	Hungary	(Corporate)	Total
Total Revenues	$2,232,747	$-	$2,232,747

Depreciation and amortization expense	44,446	-	44,446

Interest income	26,700	-	26,700
Interest expense	(270)	(263,944)	(264,214)
Net interest income (expense)	26,430	(263,944)	(237,514)

Net income (loss) attributable to Solar Thin Films, Inc. common shareholders	1,064,504	(1,406,798)	(342,294)

Fixed assets, net	139,452	-	139,452
Fixed asset additions	$-	$-	$-

Geographic information for the three month period ended September 30, 2010:
	Hungary	(Corporate)	Total
Total Revenues	$1,048,232	$-	$1,048,232

Depreciation and amortization expense	8,742	-	8,742

Interest income	-	-	-
Interest expense	(124)	(50,365)	(50,489)
Net interest income (expense)	(124)	(50,365)	(50,489)

Net income (loss) attributable to Solar Thin Films, Inc. common shareholders	905,874	(287,583)	618,291

Fixed assets, net	139,452	-	139,452
Fixed asset additions	$-	$-	$-

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 10 – SEGMENT INFORMATION (continued)

Geographic information for the nine month period ended September 30, 2009:

	Hungary	(Corporate)	Total
Total Revenues	$8,402,980	$-	$8,402,980

Depreciation and amortization	100,902	-	100,902

Interest Income	21,557	-	21,557
Interest expense	(2,610)	(854,444)	(857,054)
Net interest expense	18,947	(854,444)	(835,497)

Debt acquisition cost	-	(26,500)	(26,500)
Research and development	-	-	-
Net income (loss) attributable to Solar Thin Films, Inc.	(68,632)	(2,261,175)	(2,329,807)

Fixed assets, net	315,233	-	315,233
Fixed asset additions	$44,054	$-	$44,054

Geographic information for the three month period ended September 30, 2009:

	Hungary	(Corporate)	Total
Total Revenues	$2,181,956	$-	$2,181,956

Depreciation and amortization	68,130	-	68,130

Interest Income	18,952	-	18,952
Interest expense	(2,303)	(132,906)	(135,209)
Net interest expense	16,649	(132,906)	(116,257)

Debt acquisition cost	-	-	-
Research and development	-	-	-
Net income (loss) attributable to Solar Thin Films, Inc.	(353,336)	(480,620)	(833,956)

Fixed assets, net	315,233	-	315,233
Fixed asset additions	$3,039	$-	$3,039

Geographic information of revenues by customers’ locations/countries for nine month periods ended September 30, 2010 and 2009:

Customer Countries:	2010	2009
Spain	$2,232,747	$8,402,980

Geographic information of revenues by customers’ locations/countries for three month periods ended September 30, 2010 and 2009:

Customer Countries:	2010	2009
Spain	$1,048,232	$2,181,956

SOLAR THIN FILMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 11 – SUBSEQUENT EVENTS

On October 18, 2010 the Company  issued an aggregate of 1,000,000 shares of Company common stock, par value $.01 per share (the “Shares”) to  a Consultant (valued at $200,000) for future services to be provided to the Company in connection with various matters, including potential acquisitions and the legal and tax structures necessary for the development of solar farms and the formation of limited partnerships to finance same, establishment of solar energy credit transactions, joint ventures and related tax and financial matters.

On October 18, 2010 the Company  issued an aggregate of 1,000,000 shares of Company common stock, par value $.01 per share (the “Shares”) to a consultant (valued at $200,000)   for future services to be provided  to the Company in connection with various matters, including the marketing of the Company’s products and services and assistance with investor relations.

 On October 25, 2010 the Company issued an aggregate of 250,000 shares of Company common stock, par value $.01 per share (the “Shares”)to an attorney (valued at $100,000), for future services to be provide future legal services to the Company in connection with various matters.

On October 26, 2010 the Company issued  an aggregate of 200,000 shares of Company common stock, par value $.01 per share (the "Shares"),to an attorney ( valued at $100,000) for future services to be provided to the Company in connection with various matters.

On October 29, 2010, the Company notified BudaSolar Technologies, Inc. (“BudaSolar”) that, it had decided not to proceed with the acquisition of BudaSolar and therefore terminated the May 17, 2010 Share Purchase Agreement. The Company intends to continue our pursuit of new business opportunities involving BudaSolar in joint ventures or other strategic relationships. We also report the successful collaboration between Solar Thin Films, Kraft Elektronikai, Zrt. and BudaSolar Technologies in completing the Grupo Unisolar factory in Bejar, Spain , which Grupo Unisolar, S.A. has accepted as fully complete.

On November 8, 1010 we filed a Certificate of Decrease reducing the allocation of Series B-1 Preferred Stock from one million (1,000,000) to nine hundred thousand (900,000) shares. A copy of the filed   Certificate of Decrease is attached hereto as exhibit 99.1.  Concurrently, we filed a Certificate of Designation of Rights and Preference for our new Series C Preferred stock.  This series consists of 100,000 shares.  The rights and preferences of this Series are set forth in the Certificate of Designation of Rights and Preferences of the Series C Preferred Stock , a copy of which is attached to form 8K filed November 9,2010 and incorporated herein by reference.

The parties to the Atlantis Solar, LLC Stock Purchase Agreement never consummated its terms and are now in litigation. The litigation was filed on October 12, 2010.. We believe that we have meritorious defenses and will vigorously defend the case.  We also believe that the case is largely frivolous and that any non-frivolous claims advanced by the sole owner and employee of Atlantis Solar are too small to have any material adverse effect on the financial condition of the Company.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” IN OUR FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 15, 2010 AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION..

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with the Securities and Exchange Commission ("SEC') and in our reports to stockholders. In some cases forward-looking statements can be identified by words such as "believe," "expect," "anticipate," "plan," "potential," "continue" or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Item 1A of the Company's Annual Report filed on Form 10-K for the year ended December 31, 2009 as may be updated from time to time in the Company's filings with the SEC.

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or ident5 all facts that could have a material effect on the future financial performance of the Company. The forward-looking statements in this report are made on the basis of management's assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.

In addition, certain market data and other statistical information used throughout this report are based on independent industry publications. Although we believe these sources to be reliable, we have not independently verified the information and cannot guarantee the accuracy and completeness of such sources.

Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q and the information incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Overview

Solar Thin Films, Inc. (the “Company”) is a business focused on the solar energy industry.  We engage in the design, manufacture and installation of thin-film amorphous silicon (“a-Si”) photovoltaic turnkey manufacturing facilities. Our equipment is used in plants that produce photovoltaic thin-film a-Si solar panels or modules. The Company operates through its wholly owned subsidiary, Kraft Elektronikai Zrt (“Kraft”). The Company expects the primary use of such photovoltaic thin film modules will be the construction of solar power plants by businesses and governments throughout the world. The company plans to expand its operations in the solar business by entering into strategic joint ventures for the creation of solar farms both domestically and internationally. The company shall also continue its manufacturing business through strategic joint ventures. The company has already indentified several joint venture partners for the creation of solar farms.

On April 3, 2009, the Company and Kraft entered into a share exchange agreement with BudaSolar Technologies Co. Ltd. (“BudaSolar”) and its shareholders.  The agreement restated a prior agreement entered into in 2008.  Under the terms of the restated agreement, the BudaSolar shareholders were to have acquired a 49% equity interest in Kraft, in exchange for transferring 100% of the BudaSolar equity to Kraft.  Such agreement was subject to the satisfaction of certain closing conditions, including the Company’s repayment of all outstanding June 2006 convertible notes in order to secure the release of the shares of Kraft pledged as security to the June 2006 note holders.  Although only $268,000 of such notes are still outstanding, the Kraft shares still remain subject to the pledge agreement.  On May 17, 2010, the Company entered into a new stock exchange agreement with BudaSolar and the BudaSolar shareholders, the terms of which are described below. On November 3, 2010 the Company has decided not to proceed with the merger and Buda Solar has accepted that decision.

For more than the past 21 months, BudaSolar has been providing technical support to our Kraft subsidiary under a separate agreement.  In connection with these services, Kraft has paid $1,370,000 in advances to BudaSolar during the second quarter of 2009 and an additional $144,930 during the first nine months of 2010. BudaSolar has provided $747,891 worth of services in 2009 and $669,192 worth of services for the nine months ended September 30, 2010 to Kraft, which left a credit balance of advances wired to BudaSolar of $97,847 as of September 30, 2010.  In addition, during 2008, BudaSolar received $750,000 in advances from the Company, which was fully repaid in the second quarter of 2009.

The Company’s Kraft subsidiary is highly dependent upon the ongoing technical expertise of the BudaSolar personnel in completing and making operational the Kraft line of a-Si solar module manufacturing lines.   In such connection, Kraft recently completed the installation of equipment for its sole active customer, Grupo Unisolar SA in Spain.  The customer resisted payment of the final €968,265 installment due under the April 8, 2008 contract allegedly due to certain maintenance and repair complaints with respect to our amorphous silicon equipment line. We engaged in good faith and productive discussions to resolve this, to establish joint research and product development efforts, to achieve international product certifications for Grupo’s a-Si modules, and to develop strategic alliances possibly including cross-ownership. The Company is confident that the full balance due from Grupo Unisolar will be collected.   In July 2010, during this quarter, the Company collected €968,000 (1,328,483 USD) and prepaid for solar panels €718,000 (985,385 USD) for Delivery in the First quarter of 2011. The Company intends to use those Solar panels in the creation of  solar farms  Both domestically and internationally.

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

In the event that the Company is unable to enter into joint ventures or acquire any of the equity of Algatec, absent an alternative strategic acquisition or a significant increase in the current business of its Kraft subsidiary, it is unlikely that the Company will be able to achieve its expansion plans in the solar business, and may be required to cease doing business altogether.

Consummation of either joint ventures or, an Algatec acquisition, as well as all other expansion plans of the Company, are subject to its ability to solve its significant working capital shortages; make payment or other arrangements for the resolution of approximately $1.3 million of indebtedness currently in default as of the filing date of this report ($935,000 of which became in default in March 2009 and $268,000 of indebtedness which became in default in June 2009 (plus redemption penalties and accrued interest)) and other accrued accounts payable, all of which are overdue.  In the event that the Company is unable to resolve these matters within the next 120 days, it may be unable to continue in business and/or may be required to seek protection from its creditors under the Federal Bankruptcy Act.

 Subject to consummation of either joint ventures or an Algatec transactions, the Company will seek to further vertically integrate itself within this industry through activities in, but not limited to, investing in and/or operating solar module manufacturing plants, selling thin film photovoltaic modules, and installing and/or managing solar power plants. The Company also intends, directly and through joint ventures or strategic alliances with other companies or through governmental incentive programs, to sell equipment for and participate financially in solar power facilities using thin film a-Si solar modules or crystalline solar modules as the power source to provide electricity to municipalities, businesses and consumers.

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

The Company has terminated negotiations with BudaSolar with respect to the share exchange agreement. However the Company continues to explore joint venture opportunities with BudaSolar.

Under the terms of a separate agreement with BudaSolar, Kraft has contracted to purchase from BudaSolar (1) equipment assembly services on some of its equipment based on a fixed fee per equipment, and (2) installation related technical services based on hourly rates.  In connection with these services, Kraft has paid $1,370,000 in advances to BudaSolar during the second quarter of 2009 and an additional $144,930 during the first nine months of 2010. BudaSolar has provided $747,891 worth of services in 2009 and $669,192 worth of services for the nine months ended September 30, 2010 to Kraft, which left a credit balance of advances wired to BudaSolar of $97,847 as of September 30, 2010. In addition, during 2008, BudaSolar received $750,000 in advances from the Company, which was fully repaid in the second quarter of 2009.

The Company’s Kraft subsidiary is highly dependent upon the ongoing technical expertise of the BudaSolar personnel in completing and making operational the Kraft line of a-Si solar module equipment.   In such connection, Kraft recently completed the installation of equipment for its sole customer, Grupo Unisolar SA in Spain.  The customer resisted payment of the final €968,265 (1,328,483 USD ) installment due under the April 8, 2008 contract allegedly due to certain maintenance and repair complaints with respect to our amorphous silicon equipment line. We engaged in good faith and productive discussions to resolve this, to establish joint research and product development efforts, to achieve international product certifications for Grupo’s a-Si modules, and to develop strategic alliances possibly including cross-ownership. The Company is confident that the full balance due from Grupo Unisolar will be collected.   In July 2010, during this quarter, the Company collected €968,000 (1,328,483 USD) and prepaid €718,000 (985,385 USD) for Solar panels to be delivered in the first quarter of 2011. The Company intends to use these solar panels in the creation of solar farms both domestically and internationally..

The ongoing operations of Kraft and BudaSolar will require approximately €1.0 million of working capital to sustain and expand their operations during 2010. Accordingly the Company has decided to terminate the Budasolar merger and to wind down the operations of Kraft in favor of the funding joint ventures for the creation of solar farms both domestically and internationally. The company has already identified and is in negotiations with domestic joint venture partners as well as partners in high feed in tariff countries such as Israel and France.  Accordingly, the Company’s ability to achieve it acquisition plans and expand its business will require the Company to source additional debt or equity financing from third party.  Absent receipt of additional financing, the Company’s operating subsidiaries may be unable to pay their obligations as they come due.

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

2Cor9, LLC

On July 21, 2010, the Company entered into a stock purchase agreement with 2Cor9, LLC (“2Cor9”) and its members under which the Company may acquire 100% of the outstanding membership interests of 2Cor9 LLC from the members in exchange for funding its operations over a 9 month period. In addition, if the Company acquires 2COR9 LLC it shall issue to the original members the Company's stock, subject to achieving certain defined profitability milestones.  2Cor9 intends to engage in the business of green energy management, including creation of solar farms, energy management assessment and retrofits, renewable energy installations (power projects), and energy monitoring.

The Company would be required to make up to $2,000,000 in capital contributions to 2Cor9 over a 12 month period of which (i) a $65,000 initial contribution to be  made upon the execution of the stock purchase agreement, and (ii) equal monthly contributions equal to $65,000 shall be made for the nine months commencing on August 31, 2010.  As of September 30, 2010 the Company has advanced $130,000 to 2COR9 LLC. The Company has not completed the acquisition of 2COR9 LLC; however we are in continuous discussions with them for the potential creation of a joint venture for the creation of solar farms in the United States. In addition the Company is in discussions with other solar farm operators both internationally and domestically to establish joint ventures for the creation of solar farms. In addition the Company is in discussions with other solar farm operators both internationally and domestically to establish potential joint ventures for the creation of solar farms both in the United States and internationally.

We have decided to shift our focus from turnkey factory sales in foreign markets through our Hungarian manufacturing business to concentrate on establishing and managing solar farms throughout the United States and Canada, Israel and other countries with high feed in tariffs.  Accordingly, we are in the process of winding down the affairs of our Kraft Elektronikai, Zrt. subsidiary, which is insolvent.  Kraft, together with BudaSolar, will still cooperate with the Grupo Unisolar, S.A. agreement by assisting in its pending I.E.C. and U.L. certification applications for its modules.  We have prepaid for €718,000 (985,385 USD) of finished, certified Grupo modules which we intend to use in the creation of solar farms.  We expect to work closely with Grupo Unisolar, S.A. in developing solar farms, new products, more production capacity and new marketing opportunities in the future.

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

Revenue Recognition

For revenue from Equipment sales, which include equipment and sometimes installation, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) Persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of September 30, 2010 and December 31, 2009 amounted to $-0- and $2,373,067, respectively. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectability is reasonable assured and title and risk of ownership is passed to the customer, which is usually upon shipment. However, certain customers traditionally have requested to take title and risk of ownership prior to shipment. Revenue for these transactions is recognized only when:

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

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the Company. There were no bill and hold transactions at September 30, 2010 and September 30, 2009.

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

Allowance For Doubtful Accounts

We are required to estimate the collectability of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience.

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

During the nine month period ended September 30, 2009, the Company accrued an additional $26,000 in warranty costs as a result of shipments to Grupo Unisolar, and did not incur any product warranty costs. During the nine months ended September 30, 2010, the Company did not accrue or incur product liability costs.  The balance as of September 30, 2010 and December 31, 2009 was $196,628 and $212,687, respectively. The change represents foreign currency translation.

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”).  The Company made no employee stock-based compensation grants before December 31, 2005 and therefore had no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation in connection with stock options granted, vested and repriced for the nine months ended September 30, 2010 and 2009 was $41,945 and $905,662, respectively.

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

For the period commencing April 1, 2009 and ending September 30, 2009, Mr. Lewis’ base salary was fixed at the rate of $225,000, payable in monthly installments of $18,750 each.  For the period commencing October 1, 2009, Mr. Lewis’ salary shall be reduced to the rate of $180,000 per annum, payable in monthly installments of $15,000 each.  On the earlier of June 30, 2009 or completion of an equity financing for the Company in excess of $3.0 million, the Company was obligated pay to Mr. Lewis in one payment all accrued and unpaid salary that is owed under the original employment agreement for all periods through and including the date of payment of such accrued and unpaid salary.  In addition, Mr. Lewis shall be entitled to receive a sales commission on all PV Equipment that is sold or on which firm orders are received by the Company during the term of employment in an amount equal to: (i)

a percentage to be determined by mutual agreement on or before April 30, 2009, of the “net sales price” (defined as gross selling price, less returns, discounts and allowances) of such PV Equipment, as and when paid in cash by the customer to the Company less (ii) the amount of all other finder’s fees, commissions and other payments made or payable by the Company to any other person, firm or corporation who participates in or assists Mr. Lewis in the sale of such PV Equipment; or such other bonus arrangement as may be made with Kraft management.

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

In November 2005, the Company entered into a three year fixed term lease agreement for our corporate offices and facilities in Budapest, Hungary at a rate ranging from $4,543 to $15,433 per month as the lease has provisions for additional space for the period calendar year of 2006 and beyond. The lease agreement provides for moderate increases in rent after the first year in accordance with the inflationary index published by the Central Statistical Office. In November 2007, the Company signed the modification of lease agreement resulted a charge of $20,800 per months from January 1, 2008 for three years period of time through December 31, 2010. In July 2009 and January 2010, Kraft terminated its lease agreements covering its corporate offices and facilities in Budapest and Körmend Hungary.  In addition, in December 2009 and January 2010, Kraft entered into new lease agreements for its corporate offices and facilities in Budapest, Hungary. The minimum future cash flow for the leases at September 30, 2010 is as follows:

Amount:
Year ending December 31, 2010	$62,400
Total	$62,400

Results of Operations

Three months ended September 30, 2010 as compared to the three months ended September 30, 2009

Revenues

The following table summarizes our revenues for the three months ended September 30, 2010 and 2009:

Three months ended September 30,	2010	2009
Total Revenues	$1,048,232	$2,181,956

For the three months ended September 30, 2010, revenues decreased by 52% or $1,133,724 as compared to the three months ended September 30, 2009. The Company completed the Grupo Unisolar contract and delivered the Equipment and Factory during the period ended September 30, 2010, but completed aspects of the larger contract substantially in 2009. This was based upon the acceptance of the factory and the settlement agreement with the customer during this period.  . We had limited work and costs to complete this contract, during 2010 as compared to 2009. There was a dispute as to the final payment with the customer however a settlement was entered into on July 12, 2010. Grupo Unisolar accepted the factory as complete and functional and paid €968,000 (1,328,483 USD) as payment in full.  The Company then purchased €718,000 (985,385 USD) for solar panels to be delivered in the first quarter 2011.

During 2007 and 2008, the Company began to shift its marketing focus from Equipment Sales to Factory Sales (delivered on a “turnkey” basis, which by definition include a full set of equipment plus installation and training services or commissioning process). The Company signed its first deal in June of 2008 (and received the balance of its deposit in September 2008), for which it completed its first minor equipment portion of the Factory Sales delivery in December of 2008 valued at $147,262. The Company began shipping the balance of the equipment in March 2009 and has delivered substantially all of the equipment for this 7.9 million euro order during fiscal year 2010. During 2010, and thereafter, the Company  expects that a majority of its revenue will come from Factory Sales rather than Equipment Sales, and does not expect to derive any substantial revenue from related parties. Revenues were reported in the second quarter of 2010 was under the Company's only contract with Grupo Unisolar. Commencing in 2008, the Company  decided to further break out its revenue into Equipment Sales and Factory Sales and to continue to do so in the future in both annual and quarterly filings.

While the Company is pursuing additional business opportunities - both Factory Sales and Equipment Sales, given the limited amount of historical business volume we cannot provide assurance regarding future sales. As the Company shifts primarily from Equipment Sales secured by purchase orders to Factory Sales secured by contracts, management expects that it may become easier to forecast future volume based upon long-term contracts and then established trends.  Comparison of different financial reporting periods may show significant fluctuations, primarily due to the value of outstanding and completed contracts or orders during the period. Therefore, historical figures (whether on a comparative period over period percentage analysis in a linear fashion or otherwise) may not have much meaning with respect to future changes in revenue and should not be used to make predictions about future revenue performance. For example, revenue could increase 400% period over period if the Company booked and invoiced one or more complete factory orders or it could decrease 100% or more if the Company failed to successfully deliver on a Factory Sale order or only managed to book and invoice orders for production of selected equipment, i.e. an Equipment Sale.  Therefore, management is not in the position to predict future revenue flow or make conclusions based on actual historical figures and we cannot provide absolute assurance that signed contracts, will be completed as expected or predicted. One complete factory may exceed $12 million in value but with unexpected financial or technical problems, production may slow down the completion of the contract.  In conclusion, revenue prediction by management is difficult as of the date of this report.

Cost of sales

The following table summarizes our cost of sales for the three months ended September 30, 2010 and 2009:

Three months ended September 30,	2010	2009
Total cost of sales	$-	$1,516,105

 For the three months ended September 30, 2010, our cost of sales was $-0- as compared to $1,516,105, or 69.5 of our revenue for the three months ended September 30, 2009. During 2010, we reached a settlement with Grupo Unisolar, our only customer for which the project was completed in prior periods. The settlement was entered into on July 12, 2010 where Grupo Unisolar accepted the factory as complete and functional and paid €968,000  ( 1,328,482 USD) as payment in full. The Company then purchased €718,000 (985,385 USD) for solar panels to be delivered in the first quarter 2011.

Our cost of revenue predominantly consists of the cost of labor, raw materials, depreciation and absorbed indirect manufacturing cost.

Selling, General and Administration Expenses

The following table summarizes our selling, general and administration expense for the three months ended September 30, 2010 and 2009:

Three months ended September 30,	2010	2009
Total selling, general and administration expense	$372,376	$1,169,227

For the three months ended September 30, 2010, selling, general and administrative expenses were $372,376 as compared to $1,169,227 for the three months ended September 30, 2009. The decrease in selling, general and administrative expenses is attributable to reduction in staff costs, consultants, legal and audit related incurred in 2010 as compared with 2009.

Depreciation and amortization

The following table summarizes our depreciation (excluding depreciation allocated to cost of sales) and amortization for the three months ended September 30, 2010 and 2009:

Three months ended September 30,	2010	2009
Depreciation and amortization	$8,742	$18,435

Depreciation and amortization has decreased by $9,693 in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease is mainly due to the aging of equipment purchased in previous years.

Interest expense, net

The following table summarizes our interest expense, net for the three months ended September 30, 2010 and 2009:

Three months ended September 30,	2010	2009
Interest expense, net	$50,489	$116,257

Interest expense, net has decreased by $65,768 in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease is mainly due to the debt discount of convertible debentures being fully amortized by the second quarter of 2009, and there was no such amortization in 2010.

Nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

Revenues

The following table summarizes our revenues for the nine months ended September 30, 2010 and 2009:

Nine months ended September 30,	2010	2009
Total Revenues	$2,232,747	$8,402,980

For the nine months ended September 30, 2010, revenues decreased by 73% or $6,170,233 as compared to the nine months ended September 30, 2009.  The Company  completed the Grupo Unisolar contract and delivered the Equipment and Factory  during the period ended September 30, 2010, but completed aspects of the larger contract substantially  in 2009.
This was based upon the acceptance of the factory and the settlement agreement with the customer during this period

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

While the Company is pursuing additional business opportunities - both Factory Sales and Equipment Sales, given the limited amount of historical business volume we cannot provide assurance regarding future sales. As the Company shifts primarily from Equipment Sales secured by purchase orders to Factory Sales secured by contracts, management expects that it may become easier to forecast future volume based upon long-term contracts and then established trends.  Comparison of different financial reporting periods may show significant fluctuations, primarily due to the value of outstanding and completed contracts or orders during the period. Therefore, historical figures (whether on a comparative period over period percentage analysis in a linear fashion or otherwise) may not have much meaning with respect to future changes in revenue and should not be used to make predictions about future revenue performance. For example, revenue could increase 400% period over period if the Company booked and invoiced one or more complete factory orders or it could decrease 100% or more if the Company failed to successfully deliver on a Factory Sale order or only managed to book and invoice orders for production of selected equipment, i.e. an Equipment Sale.  Therefore, management is not in the position to predict future revenue flow or make conclusions based on actual historical figures and we cannot provide absolute assurance that signed contracts will be completed as expected or predicted. One complete factory may exceed $12 million in value but with unexpected financial or technical problems, production may slow down the completion of the contract.  In conclusion, revenue prediction by management is difficult as of the date of this report.

Cost of sales

The following table summarizes our cost of sales for the nine months ended September 30, 2010 and 2009:

Nine months ended September 30,	2010	2009
Total cost of sales	$673,987	$5,641,876

For the nine months ended September 30, 2010, our cost of sales was $673,987 as compared to $5,641,876, or 30.2% of our revenue for the nine months ended September 30, 2010 as compared to 67% for the same period last year.  During 2010, we incurred less than anticipated costs in completing the Grupo Unisolar contract. The decline in cost of goods sold is primarily due to the substantial completion of the Grupo Unisolar contract in the prior period. We had limited work and costs to complete this contract, during 2010 as compared to 2009. This contract was completed on July 12, 2010 and the outstanding accounts receivable was collected.

Our cost of revenue predominantly consists of the cost of labor, raw materials, depreciation and absorbed indirect manufacturing cost.

Selling, General and Administration Expenses

The following table summarizes our selling, general and administration expense for the nine months ended September 30, 2010 and 2009:

Nine months ended September 30,	2010	2009
Total selling, general and administration expense	$1,609,354	$3,728,322

For the nine months ended September 30, 2010, selling, general and administrative expenses were $1,609,354 as compared to $3,728,322 for the nine months ended September 30, 2009. The decrease in selling, general and administrative expenses is attributable to reduction in staff costs, consultants, legal and audit related incurred in 2010 as compared with 2009.

Depreciation and amortization

The following table summarizes our depreciation (excluding depreciation allocated to cost of sales) and amortization for the nine months ended September 30, 2010 and 2009:

Nine months ended September 30,	2010	2009
Depreciation and amortization	$44,446	$68,130

Depreciation and amortization has decreased by $23,684 in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease is mainly due to the aging of equipment purchased in previous years.

Interest expense, net

The following table summarizes our interest expense, net for the nine months ended September 30, 2010 and 2009:

Nine months ended September 30,	2010	2009
Interest expense, net	$237,514	$835,497

Interest expense, net has decreased by $597,983 in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease is mainly due to the debt discount of convertible debentures being fully amortized by the second quarter of 2009, and there was no such amortization in 2010.

Liquidity and Capital Resources

As of September 30, 2010, we had working capital deficit of $3,481,263. We generated a deficit in cash flow from operations of $808,843 for the nine months ended September 30, 2010. This deficit is primary attributable to our net loss of $342,294, net with depreciation and amortization of 44,446 as well as $714,196 stock based compensation and stock issued in exchange for operating expenses paid by shareholders, loss on sale of equipment, $12,123, and the changes in the balances of assets and liabilities. Operating assets decreased $498,089, net with a decrease in operating liabilities of $1,735,404.

Cash flow used in investing activities for the nine months ended September 30, 2010 was $19,353 resulting from the investment in 2COR9 LLC offset by the sale of property and equipment.

Cash generated by financing activities for the nine months ended September 30, 2010 was $290,874 from proceeds from related party advances.

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

As at September 30, 2010, the Company’s consolidated current liabilities exceeded its consolidated current assets by $3,481,263.   As of the filing date of this report, the Company is currently in default in the payment of certain notes payable aggregating $935,000 and $268,000 (plus redemption penalties and accrued interest) which became due in March and June 2009, respectively, and accounts payable and accrued liabilities of approximately $3.2 million are also due.  Unless the Company is able to obtain additional capital or other financing within the next 90 to 120 days, or sooner, its creditors may sue to collect on their notes and accounts.  In such event, the Company may be required to seek protection from its creditors under the Federal Bankruptcy Act.  Although the Company is actively pursuing such financing, there is no assurance that it will be obtained on commercially reasonable terms, if at all.  Even if such financing is obtainable, it may be expected that the terms thereof will significantly dilute the equity interests of existing stockholders of the Company.

During the year ended December 31, 2009, the Company repaid $640,000 to certain June 2006 investors and other note holders.

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

On August 20, 2010, the Company issued 40,000 shares of the Company’s Common Stock in payment of interest on note payable.

On September 27, 2010, the Company issued 10,000 shares of the Company’s Common Stock in payment of interest on note payable.

As of the date of this report, an aggregate of $268,000 of the Company’s June 2006 convertible notes held by 2 note holders remain unpaid and in default, and a former holder of convertible notes is suing the Company for $255,000 of alleged fees and penalties it claims is owed under the June 2006 agreements.  See Note 9, “Litigation.” The Company is in the process of negotiating settlements with such note holders.

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

The translation of the Company’s subsidiaries forint denominated balance sheets into U.S. dollars, as of September 30, 2010, has been affected by the U.S. dollar against the Hungarian forint due to recent strengthening of the U.S. dollar. The currency has changed from 184.79 as of September 30, 2009 to 203.43 as of September 30, 2010, approximate 10.1% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars for the nine months ended September 30, 2010 and 2009 were 214.89 and 208.63, respectively, an approximate 3% depreciation in value.

New Accounting Pronouncements

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (“ASU 2010-19”), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (“ASU 2010-17”), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.          CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of September 30, 2010.

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

Internal Controls over Financial Reporting

During the fiscal quarter ended September 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS.

           Grace Brothers Ltd. vs. Solar Thin Films, Inc. (Supreme Court, New York State, New York County). On March 4, 2009, Grace Brothers Ltd. brought an action against the Company in the Supreme Court of the State of New York, County of New York, seeking damages of approximately $255,000 in alleged registration delay penalties.  On July 16, 2009, the Company filed its answer to the complaint denying all of Grace’s allegations.  We are attempting to resolve the matter amicably. However, in the event litigation proceeds, it will be aggressively defended.  Management believes that the plaintiff’s suit is without merit, and further believes the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. This matter was settled on August 31, 2010. The Company issued to Grace Brothers, LTD 175,000 shares of the Company’s common stock in complete and full settlement.

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

The parties to the Atlantis Solar, LLC Stock Purchase Agreement never consummated its terms and are now in litigation. We believe that we have meritorious defenses and will vigorously defend the case.  We also believe that the case is largely frivolous and that any non-frivolous claims advanced by the sole owner and employee of Atlantis Solar are too small to have any material adverse effect on the financial condition of the Company.

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

On August 20, 2010, the Company issued 40,000 shares of the Company’s Common Stock in payment of interest on note payable.

On September 27, 2010, the Company issued 10,000 shares of the Company’s Common Stock in payment of interest on note payable

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

On November 3, 2010 the Company terminated the share exchange agreement with Buda Solar and Buda Solar has accepted the termination. The Company and Buda Solar still are discussing joint venture and other future opportunities.

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

SOLAR THIN FILMS, INC.

Date: November 19, 2010	/s/ Robert M. Rubin
Robert M. Rubin
Chief Executive Officer (Principal Executive Officer)

Date: November 19 , 2010	/s/ Harry Shufrin
Harry Shufrin
Chief Financial Officer (Principal Accounting and Financial Officer)